Form 10-K
period 2019-12-31
Oaktree Capital Group, LLC
filed 2020-03-02
CIK 1403528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2019
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

As of February 26, 2020, there were 97,967,255 Class A units and 61,816,685 Class B units of the registrant outstanding.
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
In addition to factors identified elsewhere in this annual report, the following factors, among others, could cause actual results to differ materially from forward-looking statements and information or historical performance: the outcome of any legal proceedings that may be instituted against Oaktree Capital Group, LLC (“OCG”) or its unitholders or directors in connection with the merger between an affiliate of Brookfield Asset Management Inc. and OCG that closed on September 30, 2019; business disruptions resulting from the completion of the merger that will harm OCG’s business, including current plans and operations; potential adverse reactions or changes to business relationships resulting from the completion of the merger; certain legal or regulatory restrictions resulting from the completion of the merger that may impact OCG’s ability to pursue certain business opportunities or strategic transactions; the ability of OCG to retain and hire key personnel; the continued availability of capital and financing following the merger; the business, economic and political conditions in the markets in which OCG operates; changes in OCG’s anticipated revenue and income, which are inherently volatile; changes in the value of OCG’s investments; the pace of OCG’s raising of new funds; changes in assets under management; the timing and receipt of, and impact of taxes on, carried interest; distributions from and liquidation of OCG’s existing funds; the amount and timing of distributions on OCG’s preferred units; changes in OCG’s operating or other expenses; the degree to which OCG encounters competition; and general political, economic and market conditions.
Any forward-looking statements and information speak only as of the date of this annual report or as of the date they were made, and except as required by law, OCG does not undertake any obligation to update forward-looking statements and information. For a more detailed discussion of these factors, also see the information under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report, and in each case any material updates to these factors contained in any of OCG’s future filings.
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

In this annual report, unless the context otherwise requires:
“Oaktree” refers to (i) Oaktree Capital Group, LLC and, where applicable, its subsidiaries and affiliates prior to October 1, 2019 and (ii) the Oaktree Operating Group and, where applicable, their respective subsidiaries and affiliates after September 30, 2019.
“OCG,” “Company,” “we,” “us,” “our” or “our company” refers to Oaktree Capital Group, LLC and, where applicable, its subsidiaries and affiliates, including, as the context requires, affiliated Oaktree Operating Group members after September 30, 2019.
“OCM” refers to Oaktree Capital Management, L.P. and, where applicable, its subsidiaries and affiliates. OCM is one of the Oaktree Operating Group entities and acts as the U.S. registered investment adviser to most of the Oaktree funds. Subsequent to September 30, 2019, OCM is no longer our indirect subsidiary.
“Oaktree Operating Group,” or “Operating Group,” refers collectively to the entities that either (i) act as or control the general partners and investment advisers of the Oaktree funds or (ii) hold interests in other entities or investments generating income for Oaktree.
“OCGH” refers to Oaktree Capital Group Holdings, L.P., a Delaware limited partnership, which holds an interest in the Oaktree Operating Group and all of our Class B units.
“OCGH unitholders” refers collectively to Oaktree senior executives, current and former employees and their respective transferees who hold interests in the Oaktree Operating Group through OCGH.
“assets under management,” or “AUM,” generally refers to the assets Oaktree manages and equals the NAV (as defined below) of the assets Oaktree manages, the leverage on which management fees are charged, and the undrawn capital that Oaktree is entitled to call from investors in the funds pursuant to their capital commitments. For Oaktree’s collateralized loan obligation vehicles (“CLOs”), AUM represents the aggregate par value of collateral assets and principal cash, and for Oaktree’s publicly-traded BDCs, gross assets (including assets acquired with leverage), net of cash. Oaktree’s AUM amounts include AUM for which Oaktree charges no management fees. Oaktree’s definition of AUM is not based on any definition contained in our operating agreement or the agreements governing the funds that Oaktree manages. Oaktree’s calculation of AUM and the AUM-related metric described below may not be directly comparable to the AUM metrics of other investment managers.

•
“incentive-creating assets under management,” or “incentive-creating AUM,” refers to the AUM that may eventually produce incentive income, as more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures—Assets Under Management—Incentive-creating Assets Under Management.

“Class A units” refer to the common units of OCG designated as Class A units.
“common units” or “common unitholders” refer to the Class A common units of OCG or Class A common unitholders, respectively, unless otherwise specified.
“consolidated funds” refers to the funds and CLOs that we are required to consolidate as of the applicable reporting date.
“funds” refers to investment funds and, where applicable, CLOs and separate accounts that are managed by Oaktree or its subsidiaries.
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
“senior executives” refers collectively to Howard S. Marks, Bruce A. Karsh, Jay S. Wintrob, John B. Frank and Sheldon M. Stone.

Part I.
Item 1. Business
Overview
Oaktree is a leading global investment manager specializing in alternative investments, with expertise in credit strategies. Oaktree’s mission is to deliver superior investment results with risk under control and to conduct its business with the highest integrity. Oaktree emphasizes an opportunistic, value-oriented and risk-controlled approach to investments in credit, private equity, real assets and listed equities. Over more than three decades, Oaktree has developed a large and growing client base through its ability to identify and capitalize on opportunities for attractive investment returns in less efficient markets.
Oaktree was formed in 1995 by a group of individuals who had been investing together since the mid-1980s. Oaktree’s founders were pioneers in the management of high yield bonds, convertible securities and distressed debt. From those roots Oaktree has developed a diversified mix of specialized credit- and equity-oriented strategies. Oaktree operates according to a unifying investment philosophy, which consists of six tenets-risk control, consistency, market inefficiency, specialization, bottom-up analysis and disavowal of market timing-and is complemented by a set of core business principles that articulate our commitment to excellence in investing, commonality of interests with clients, a collaborative and cooperative culture, and a disciplined, opportunistic approach to the expansion of products.
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

Upon the completion of the Mergers on September 30, 2019, Brookfield acquired 61.2% of Oaktree’s business in a stock and cash transaction. The remaining 38.8% of the business continued to be owned by OCGH, whose unitholders consist primarily of Oaktree’s founders and certain other members of management and current and former employees. As part of the Merger, Brookfield acquired all outstanding vested OCG Class A units for, at the election of OCG Class A unitholders, either $49.00 in cash or 1.0770 Class A shares of Brookfield per OCG Class A unit (subject to pro-ration to ensure that no more than fifty percent (50%) of the aggregate merger consideration is paid in the form of cash or stock), in each case, without interest and subject to any applicable withholding taxes.  In addition, as part of the Subsequent Merger the founders, senior management, and current and former employee-unitholders of OCGH sold 20% of their OCGH units to Brookfield for the same consideration as the OCG Class A unitholders received in the merger.
Restructuring Transaction
On the closing date of the Mergers, we and certain other entities entered into a Restructuring Agreement (the “Restructuring”) pursuant to which our direct and indirect ownership of general partner and limited partner interests in certain Oaktree Operating Group entities were transferred to newly-formed, indirect subsidiaries of Brookfield as of October 1, 2019. As a result, as of October 1, 2019, four of the six Oaktree Operating Group entities are no longer our indirect subsidiaries. Accordingly, subsequent to that date, our consolidated financial statements reflect our indirect economic interest in only two of the Oaktree Operating Group entities: (i) Oaktree Capital I, L.P. (“Oaktree Capital I”), which acts as or controls the general partner of certain Oaktree funds and which holds a majority of Oaktree’s investments in its funds and (ii) Oaktree Capital Management (Cayman), L.P. (“OCM Cayman”), which represents Oaktree’s non-U.S. fee business. As of October 1, 2019, our consolidated financial statements no longer reflect any economic interests in the remaining four Oaktree Operating Group entities: (i) Oaktree Capital II, L.P. (“Oaktree Capital II”), which acts as or controls the general partner of certain Oaktree funds and which includes Oaktree’s investments in certain funds and other businesses, including Oaktree’s investment in DoubleLine Capital, L.P., (ii) Oaktree Capital Management, L.P. (“OCM”), an entity that serves as the U.S. registered investment adviser to most of the Oaktree funds, (iii) Oaktree Investment Holdings, L.P. (“Oaktree

Investment Holdings”), which holds certain corporate investments in other entities and (iv) Oaktree AIF Investments, L.P. (“Oaktree AIF”), which primarily holds interests in certain Oaktree fund investments for regulatory and structuring purposes. Please see “Business-Organizational Structure” below for a diagram of our organizational structure after the Restructuring.
Prior to the Restructuring on October 1, 2019, our consolidated operating results included substantially all of the revenues and expenses of the Oaktree Operating Group and related consolidated funds and investment vehicles. Subsequent to the Restructuring, our consolidated operating results reflect only Oaktree Capital I and OCM Cayman and related consolidated funds and investment vehicles. Since the deconsolidation of the remaining four Oaktree Operating Group entities was not required to be presented on a retrospective basis, our results of operations for the year ended December 31, 2019 reflect a full year of activities for Oaktree Capital I and OCM Cayman and related funds and investment vehicles and only nine months of activities for the remaining four Oaktree Operating Group entities and related funds and investment vehicles and, as a result, are not directly comparable to prior periods.
As a result of the Restructuring, references to “Oaktree” in this annual report will generally refer to the collective business of the Oaktree Operating Group, of which we are a component.
Structure and Operation of Our Business
Our business is comprised of one segment, our investment management business, which consists of the investment management services that Oaktree provides to its clients, of which we are a component.
Subsequent to the Restructuring we operate our business, in part, with service or subadvisory agreements that cover investment management and other supporting services either provided to, or provided by, OCM acting in its capacity as the investment manager of Oaktree funds. Generally, our employees directly provide investment management and administrative support for our non-U.S. fee-based operations, while providing investment management, marketing and administrative services to OCM. We receive fees from OCM for providing these services and pay fees to OCM based on the cost of administrative services it provides to us, including portions of certain of our executive officers’ compensation.
In addition to such fee-based income as described in the preceding paragraph, our revenue includes the incentive income generated by certain funds that OCM manages of which we act as general partners, the investment income earned from the investments we make in Oaktree funds, third-party funds and other companies and management fees for funds where we act as the investment manager rather than OCM. The management fees that we receive are based on the contractual terms of the relevant fund and are typically calculated as a fixed percentage of gross assets or NAV of the particular fund. Incentive income represents our share (up to 20%) of the investors’ profits in most of the closed-end and evergreen funds. Investment income generally reflects the investment return on a mark-to-market basis and our equity participation on the amounts that we invest in Oaktree and third-party funds, as well as in collateralized loan obligation vehicles (“CLOs”) and other companies.
Structure of Funds
Closed-end Funds
Oaktree’s closed-end funds are typically structured as limited partnerships that have a 10- or 11-year term and have a specified period during which clients can subscribe for limited partnership interests in the fund. Once a client is admitted as a limited partner, that client is required to contribute capital when called by us as the general partner, and generally cannot withdraw its investment. These closed-end funds have an investment period that generally ranges from three to five years, during which Oaktree is permitted to call the committed capital of those funds to make investments. As closed-end funds liquidate their investments, Oaktree typically distributes the proceeds to the clients, although during the investment period Oaktree has the ability to retain or recall such proceeds to make additional investments. Once a fund has committed to invest approximately 80% of its capital, Oaktree typically raises a new fund in the same strategy, generally ensuring that it always has capital to invest in new opportunities. Oaktree may also provide discretionary management services for clients within its closed-end fund strategies through a separate account or through a limited partnership or limited liability company managed by Oaktree with the client as the sole limited partner or sole non-managing member (a “fund-of-one”).
Oaktree’s closed-end funds also include CLOs for which it serves as collateral manager. CLOs are structured finance vehicles in which Oaktree makes an investment and for which it is entitled to earn management fees. Investors in CLOs are generally unable to redeem their interests until the CLO liquidates, is called or otherwise terminates.
Open-end Funds
Oaktree’s commingled open-end funds are typically structured as limited partnerships that are designed to admit clients as new limited partners (or accept additional capital from existing limited partners) on an ongoing basis during the fund’s life. Clients in commingled open-end funds typically contribute all of their committed capital upon being admitted to the fund. These funds do not have an investment period and do not distribute proceeds of realized investments to clients. Oaktree is permitted to commit the fund’s capital (including realized proceeds) to new investments at any time during the fund’s life. Clients in commingled open-end funds generally have the right to withdraw their capital from the fund on a monthly basis (with prior written notice of up to 90 days).
Oaktree also provides discretionary management services for clients through separate accounts within the open-end fund strategies. Clients establish accounts with Oaktree by depositing funds or securities into accounts maintained by qualified independent custodians and granting Oaktree discretionary authority to invest such funds pursuant to their investment needs and objectives, as stated in an investment management agreement. Separate account clients generally may terminate Oaktree’s services at any time by providing us with prior notice of 30 days or less.
Evergreen Funds
Oaktree’s evergreen funds invest in marketable securities, private debt and equity, and in certain cases on a long or short basis. As with open-end funds, commingled evergreen funds are designed to accept new capital on an ongoing basis and generally do not distribute proceeds of realized investments to clients. Oaktree also provides discretionary management services for clients through separate accounts or funds-of-one within its evergreen fund strategies. Clients in evergreen funds are generally subject to a lock-up, which restricts their ability to withdraw their entire capital for a certain period of time after their initial subscription. Evergreen funds include business development companies (“BDCs”) managed by Oaktree.
Management Fees
Oaktree receives management fees monthly or quarterly based on annual fee rates for our investment advisory services. The contractual terms of those management fees generally vary by fund structure. For most closed-end funds, the management fee rate is applied against committed capital during the fund’s investment period and the lesser of total funded capital or cost basis of assets in the liquidation period. For certain closed-end funds, management fees during the investment period may be calculated based on drawn capital or cost basis. Additionally, for those closed-end funds for which management fees are based on committed capital, Oaktree may elect to delay the start of the fund’s investment period and thus its full management fees, in which case Oaktree earns management fees based on drawn capital, and in certain cases, outstanding borrowings under a fund-level credit facility made in lieu of drawing capital, until it elects to start the fund’s investment period. Oaktree’s right to receive management fees typically ends after 10 or 11 years from either the initial closing date or the start of the investment period, even if assets remain in the fund. In the case of CLOs, the management fee is based on the aggregate par value of collateral assets and principal cash, as defined in the applicable CLO indentures, and a portion of the management fees is dependent on the sufficiency of the particular vehicle’s cash flow. For open-end funds, the management fee is generally based on the NAV of the fund or account. Evergreen funds typically pay management fees based on NAV, invested assets or contributions, and Oaktree’s BDCs pay management fees based on gross assets (including assets acquired with leverage), net of cash.
In the case of certain open-end funds, Oaktree has the potential to earn performance-based fees, typically in reference to a relevant benchmark index or hurdle rate, which are classified as management fees. Management fees also include the quarterly incentive fees on investment income Oaktree earns from our BDCs and certain evergreen fund accounts, which are generally recurring in nature. In a number of strategies, Oaktree affords certain investors in the funds or clients of separate accounts more favorable economic terms than other investors in the same investment strategy, including with respect to management and performance-based fees, generally based on the aggregate size of commitments of such investor or client, as applicable, to one or more funds or accounts managed by Oaktree.

Prior to the Restructuring, our consolidated operating results included management fees earned by OCM and OCM Cayman. Subsequent to the Restructuring, our consolidated operating results include management fees earned directly from the Oaktree funds where we act as investment manager rather than OCM and sub-advisory fees paid to us by OCM as compensation for services rendered by us in support of Oaktree’s investment management business. Sub-advisory fees are received monthly, quarterly or periodically, generally based on an allocation of profits or cost plus a profit margin.
Incentive Income
We have the potential to earn incentive income from most of the closed-end funds managed by Oaktree in our capacity as the general partner of those funds. Substantially all of such funds follow the European-style waterfall, by which we receive incentive income only after the fund first distributes all contributed capital plus an annual preferred return, typically 8%. Once this occurs, we generally receive as incentive income 80% of all distributions otherwise attributable to our investors, and those investors receive the remaining 20% until we have received, as incentive income, 20% of all such distributions in excess of the contributed capital from the inception of the fund. Thereafter, all such future distributions attributable to our investors are distributed 80% to those investors and 20% to us as incentive income. As a result, we generally receive incentive income, if any, in the latter part of a fund’s life, although earlier in a fund’s term we may receive tax-related distributions, which we recognize as incentive income, to cover our allocable share of income taxes until we are otherwise entitled to payment of incentive income.
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
Investment Approach
As a component of Oaktree, we adhere to Oaktree’s goal of excellence in investing. This means achieving attractive investment returns without commensurate risk, an imbalance which can only be achieved in markets that are not “efficient.” Although Oaktree strives for superior returns, its first priority is that its actions produce consistency, protection of capital and outperformance in bad times. At its core, Oaktree is a contrarian, value-oriented investor focused on buying securities and companies at prices below their intrinsic value and selling or exiting those investments when they become fairly or fully valued. Oaktree believes it can do this best by investing in markets where specialization and superior analysis can offer an investing edge.
In Oaktree’s investing activities, it adheres to the following fundamental tenets:

•
Focus on Risk-Adjusted Returns.    Oaktree’s primary goal is not simply to achieve superior investment performance, but to do so with less-than-commensurate risk. Oaktree believes that the best long-term records are built more through the avoidance of losses in bad times than the achievement of superior relative returns in good times. Thus, rather than merely searching for prospective profits, Oaktree places the highest priority on preventing losses. It is Oaktree’s overriding belief that, especially in the opportunistic markets in which it works, “if we avoid the losers, the winners will take care of themselves.”

•
Emphasis on Consistency. Oaktree believes that a superior record is best built on a high batting average, rather than a mix of brilliant successes and dismal failures. Oscillating between top-quartile results in good years and bottom-quartile results in bad years is not acceptable.

•
The Importance of Market Inefficiency. Oaktree feels skill and hard work can lead to a “knowledge advantage,” and thus to potentially superior investment results, but not in the most efficient markets where larger numbers of participants have roughly equal access to information. Therefore, Oaktree only invests in less efficient markets in which dispassionate application of skill and effort should pay off for Oaktree clients.

•
Focus on Fundamental Analysis.    Oaktree believes consistently excellent performance can only be achieved through superior knowledge of companies and their securities, not from macro-forecasting. Therefore, Oaktree employs a bottom-up approach to investing, based on proprietary, company-specific research. Oaktree’s investment professionals have developed a deep and thorough understanding of a wide number of companies and industries, providing Oaktree with a significant institutional knowledge base. Oaktree uses overall portfolio structuring as a defensive tool to help it avoid dangerous concentration, rather than as an aggressive weapon expected to enable it to hold more of the things that do best.

•
Disavowal of Market Timing. Oaktree does not believe in the predictive ability required to correctly time markets. However, concern about the market climate may cause Oaktree to tilt toward more defensive investments, increase selectivity or act more deliberately. In our open-end and evergreen funds, Oaktree keeps portfolios fully invested whenever attractively priced assets can be bought.

•
Specialization.    Oaktree offers a broad array of specialized investment strategies. It believes this offers the surest path to the results Oaktree, and its clients, seek. Clients interested in a single investment strategy can limit themselves to the risk exposure of that particular strategy, while clients interested in more than one investment strategy can combine investments in Oaktree funds to achieve their desired mix. Oaktree also provides clients both commingled and customized solutions with one-stop access to the breadth of its credit platform through its Multi-Strategy Credit strategy, which invests in a number of Oaktree liquid and illiquid credit strategies. Oaktree’s focus on specific strategies has allowed it to build investment teams with extensive experience and expertise. At the same time, Oaktree teams access and leverage each other’s expertise, affording Oaktree both the benefits of specialization and the strengths of a larger organization.

Asset Classes and Investment Strategies
Oaktree manages investments in a number of strategies across four asset classes: Credit, Private Equity, Real Assets and Listed Equities. The diversity of Oaktree’s investment strategies allows it to meet a wide range of investor needs suited for different market environments globally and, for certain strategies, targeted regions, while providing Oaktree with a long-term diversified revenue base.
Oaktree adds new products when it identifies a market with potential for attractive returns that it believes can be exploited in a risk-controlled fashion, and where it has access to the investment talent capable of producing the results it seeks. Because of the high priority Oaktree places on assuring that these requirements are met, it prefers that new products represent “step-outs” from its current investment strategies into highly related fields that are managed by people with whom it has had extensive first-hand experience or for whom it can validate qualifications. When adding new products, Oaktree considers it far more important to avoid mistakes than to capture every opportunity.
Oaktree’s asset classes are described below. We act as general partner or adviser for, and make investments in, funds that are within all four assets classes although we may not have an interest in a specific strategy group within each Oaktree asset class.
Credit
Oaktree’s credit strategies invest in both liquid and illiquid instruments, sourced directly from borrowers and via public markets. Oaktree focuses primarily on rated and non-rated debt of sub-investment grade issuers in developed and emerging markets, and it invests in an array of high yield bonds, convertible securities, leveraged loans, structured credit instruments, distressed debt and private debt. While varied in investment objective and risk-return profile, each of Oaktree’s credit strategies is grounded in its unifying investment philosophy, placing primary emphasis on risk control and consistency.

Within the credit asset class, Oaktree’s strategies are: Distressed Debt, High Yield Bonds, Senior Loans, Private/Alternative Credit, Convertible Securities, Multi-Strategy Credit, and Emerging Markets Debt.

Private Equity
Oaktree’s private equity strategies focus on a broad range of regions and market sectors, and they combine traditional private equity and distress-for-control activities. Using a flexible and opportunistic approach, Oaktree invests in companies it believes to be undervalued. Oaktree seeks to enhance value through key strategic and tactical initiatives, including rightsizing capital structures, streamlining operations, improving core businesses, and creating new platforms for growth. Oaktree teams leverage deep sector knowledge and extensive proprietary networks to gain superior access to deal flow, and they reflect Oaktree’s emphasis on risk control and downside protection.

Within the private equity asset class, Oaktree’s strategies are: Special Situations and Corporate Private Equity.
Real Assets
Oaktree’s real assets platform capitalizes on Oaktree’s global footprint, multi-disciplinary capabilities, extensive network of industry experts, and key relationships with operating partners. Oaktree adheres to its investment philosophy, emphasizing the purchase of assets – or liens on assets – where it believes the relationship between risk and return is asymmetrical and where it believes relationships and a knowledge advantage can make a significant positive impact on its ability to successfully source, purchase, manage and exit investments.
Within the real assets asset class, Oaktree’s strategies are: Real Estate and Infrastructure.
Listed Equities
Oaktree’s listed equities strategies seek to invest in undervalued stocks in specific regions. By coupling fundamental analysis with in-depth country and industry knowledge, Oaktree looks to uncover stocks trading at a discount to their intrinsic value. Oaktree believes our superior knowledge allows us to identify attractive investment opportunities while limiting downside risk.
Within the listed equities asset class, Oaktree’s strategies are: Emerging Market Equities and Value Equities.
Marketing and Client Relations
Client relationships are fundamental to Oaktree’s business and by extension, to our business. Oaktree believes its success is a byproduct of the success of Oaktree fund investors and thus always strive to achieve superior returns with risk under control, to charge fair and transparent management fees, and to conduct itself with the highest levels of professionalism and integrity.
Oaktree has developed a loyal following among many of the world’s most significant institutional investors, and believes that their loyalty, as well as the loyalty of Oaktree’s other investors, results from Oaktree’s superior investment record, its reputation for integrity, and the fairness and transparency of its fee structures.
We benefit from Oaktree’s extensive in-house global Marketing and Client Relations groups, which are dedicated to relationship management, sales and client service in the Americas, Asia/Pacific, Europe and the Middle East. This relationship management, sales and client service team is augmented by product specialists and dedicated support staff across the areas of due diligence services, product management and marketing programming.
Employees
Oaktree and we strive to maintain a work environment that fosters integrity, professionalism, excellence, candor and collegiality among our respective employees. We consider our labor relations to be good. As of December 31, 2019, OCM had 747 employees and we had 241 employees.

Competition
Oaktree and, by extension, we compete with many other firms in every aspect of our business, including raising funds, seeking investments and hiring and retaining professionals. Many of Oaktree’s competitors are substantially larger than Oaktree and have considerably greater financial, technical and marketing resources. Certain of these competitors periodically raise significant amounts of capital in investment strategies that are similar to Oaktree’s investment strategies. Some of these competitors also may have a lower cost of capital and access to funding sources that are not available to Oaktree, which may create further competitive disadvantages for us with respect to investment opportunities. In addition, some of these competitors may have higher risk tolerances or make different risk assessments than Oaktree does, allowing them to consider a wider variety of investments and establish broader networks of business relationships. In short, Oaktree and we operate in a highly competitive business and many of our competitors may be better positioned than we are to take advantage of opportunities in the marketplace. For additional information regarding the competitive risks that Oaktree and we face, please see “Risk Factors—Risks Relating to Our Business—The investment management business is intensely competitive.”
Organizational Structure
Oaktree Capital Group, LLC is a Delaware limited liability company that was formed on April 13, 2007. We are owned by our common and preferred unitholders. Oaktree’s operations are conducted through a group of operating entities collectively referred to as the “Oaktree Operating Group.” Prior to the Restructuring, we had an indirect economic interest in each of the members of the Oaktree Operating Group; however, after the Restructuring, we have an indirect economic interest in only two of the six Oaktree Operating Group members. Please see “Business-Restructuring Transaction” above for more details on which Oaktree Operating Group members remain our indirect subsidiaries and which Oaktree Operating Group members are no longer our indirect subsidiaries after the Restructuring. OCGH has a direct economic interest in all of the Oaktree Operating Group members. The interests in the Oaktree Operating Group are referred to as the “Oaktree Operating Group units.” An Oaktree Operating Group unit is not a separate legal interest but represents one limited partnership interest in each of the Oaktree Operating Group entities.

The diagram below depicts our organizational structure as of December 31, 2019.

Senior Executives
Oaktree Capital Group Holdings GP, LLC
Senior Executives and Current and Former Employees
• No economic interest
• Full voting interest
• 100% economic interest
• No voting interest
Oaktree Capital Group Holdings, L.P.[1]
Public Series A and B Preferred Unitholders
Brookfield entities
100.00% Class B Units (no economic interest)
100.00% Class A Units (full economic interest)
Oaktree Capital Group, LLC[2]
61.2% Economic Interest in Oaktree Operating Group[3]
38.8% Economic Interest in Oaktree Operating Group[3]
Oaktree Holdings, LLC
Oaktree Holdings, Ltd. (Cayman Islands)
LP Interests
GP & LP Interests
OCM Holdings I, LLC[4]
GP & LP Interests
Oaktree Capital I, L.P.
Oaktree Capital Management (Cayman), L.P.
Certain Oaktree Funds

______________________

(1)
Holds 100% of the Class B units, which represents 86.34% of the total combined voting power of our outstanding Class A and Class B units.   The Class B units have no economic interest in us.  The general partner of Oaktree Capital Group Holdings, L.P. is Oaktree Capital Group Holdings GP, LLC, which is controlled by our senior executives.

(2)
Oaktree Capital Group, LLC is the public registrant and the issuer of the Series A and Series B preferred units listed on the NYSE.  It also holds, directly or indirectly, the preferred mirror units issued by Oaktree Capital I, L.P.

(3)
The percent economic interest in Oaktree Operating Group represents the aggregate number of Oaktree Operating Group units held, directly or indirectly, as a percentage of the total number of Oaktree Operating Group units outstanding.  As of December 31, 2019, there were 159,891,277 Oaktree Operating Group Units outstanding.

(4)	One additional entity, not reflected in this diagram, owns less than 1% interest in OCM Holdings I, LLC.

Regulatory Matters and Compliance
Oaktree’s business, as well as the financial services industry in general, is subject to extensive regulation in the United States and elsewhere. Our indirect subsidiaries, Oaktree Capital Management (UK) LLP, Oaktree Capital Management (Europe) LLP and Oaktree Capital Management (International) Limited, are authorized and regulated by the U.K. Financial Conduct Authority (“FCA”) as an investment manager in the United Kingdom. The U.K. Financial Services and Markets Act 2000 (“FSMA”) and rules promulgated thereunder govern all aspects of the U.K. investment business, including sales, research and trading practices, the provision of investment advice, the use and safekeeping of client funds and securities, regulatory capital, recordkeeping, margin practices and procedures, the approval standards for individuals, anti-money laundering, periodic reporting, and settlement procedures. Similarly, we have a number of other non-U.S. subsidiaries that are regulated by the applicable regulators in their respective jurisdictions.
Our affiliated entity OCM, who provides certain services to us, is registered as an investment adviser with the U.S. Securities and Exchange Commission (“SEC”). Registered investment advisers are subject to the requirements and regulations of the U.S. Investment Advisers Act of 1940, as amended (the “Advisers Act”). These requirements relate to, among other things, fiduciary duties to clients, maintaining an effective compliance program, solicitation agreements, conflicts of interest, recordkeeping and reporting, disclosure, limitations on agency cross and principal transactions between an adviser and advisory clients and general anti-fraud prohibitions. In addition, OCM is registered as a commodity pool operator and a commodity trading adviser with the U.S. Commodity Futures Trading Commission (“CFTC”). Registered commodity pool operators and commodity trading advisers are each subject to the requirements and regulations of the U.S. Commodity Exchange Act, as amended (the “Commodity Exchange Act”). These requirements relate to, among other things, maintaining an effective compliance program, recordkeeping and reporting, disclosure, business conduct, and general anti-fraud prohibitions. In addition, as a registered commodity pool operator and a commodity trading adviser with the CFTC, OCM is also required to be a member of the National Futures Association (the “NFA”), a self-regulatory organization for the U.S. derivatives industry. The NFA also promulgates and enforces rules governing the conduct of, and examines the activities of, its member firms.
One of OCM’s indirect subsidiaries, OCM Investments, LLC, is registered as a broker-dealer with the SEC and in all 50 states, the District of Columbia and Puerto Rico, and is a member of the U.S. Financial Industry Regulatory Authority (“FINRA”). As a broker-dealer, this entity is subject to regulation and oversight by the SEC and state securities regulators. In addition, FINRA, a self-regulatory organization that is subject to oversight by the SEC, promulgates and enforces rules governing the conduct of, and examines the activities of, its member firms. Due to the limited authority granted to OCM Investments, LLC in its capacity as a broker-dealer, it is not required to comply with certain regulations covering trade practices among broker-dealers and the use and safekeeping of customers’ funds and securities. As a registered broker-dealer and member of a self-regulatory organization, OCM Investments, LLC, however, is subject to the SEC’s uniform net capital rule. Rule 15c3-1 of the Exchange Act specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of a broker-dealer’s assets be kept in relatively liquid form. The SEC and FINRA impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC’s uniform net capital rule imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital.
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

Financial and Other Information
Financial and other information for the years ended December 31, 2019, 2018 and 2017 are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Metrics” included elsewhere in this annual report.
Available Information
Oaktree’s website address is www.oaktreecapital.com (the “Oaktree website”). Information on this website is not a part of this annual report and is not incorporated by reference herein. OCG makes available free of charge on this website or provides a link on this website to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. To access these filings, go to the “Unitholders—Investor Relations” section of the Oaktree website and then click on “SEC Filings.” In addition these reports and the other documents we file with the SEC are available at a website maintained by the SEC at www.sec.gov.
Investors and others should note that OCG uses the Unitholders – Investor Relations section of the Oaktree website to announce material information to investors and the marketplace. While not all of the information that we posted on the Oaktree website is of a material nature, some information could be deemed to be material. Accordingly, we encourage investors, the media, and others interested in OCG to review the information that is shared on the Oaktree website at the Unitholders – Investor Relations section of the Oaktree website, ir.oaktreecapital.com. Information contained on, or available through, the Oaktree website is not incorporated by reference into this document.
Item 1A. Risk Factors
We are subject to a number of significant risks inherent in our business. You should carefully consider the risks and uncertainties described below and other information included in this annual report. If any of the events described below occur, our business and financial results could be seriously harmed. The trading price of our preferred units could decline as a result of any of these risks, and you could lose all or part of your investment.
Risks Relating to Our Business
Given Oaktree’s focus on achieving superior investment performance with less-than-commensurate risk, and the priority afforded to its clients’ interests, Oaktree may reduce AUM, restrain its growth, reduce fees or otherwise alter the terms under which Oaktree or we do business when Oaktree or we deem it appropriate—even in circumstances where others might deem such actions unnecessary. This approach could adversely affect our results of operations.
One of the means by which Oaktree seeks to achieve superior investment performance is by limiting the AUM in its strategies to an amount that it believes can be invested appropriately in accordance with Oaktree’s investment philosophy and current or anticipated economic and market conditions. In the past Oaktree has taken, and may continue to take, affirmative steps to limit the growth of AUM, including the AUM of the funds that produce revenues for us. These steps include:

•
from time to time, Oaktree has suspended marketing certain open-end funds or other funds sub-advised by us or our affiliates, sometimes for long periods, and have declined to participate in searches aggregating billions of dollars;

•
from time to time, Oaktree has returned capital from certain closed-end funds prior to the end of such funds’ respective investment periods or declined to call all of the capital committed to certain closed-end funds during those funds’ respective investment periods;

•	Oaktree intentionally sized certain closed-ended funds to be smaller than their predecessors even though additional capital could have been raised; and

•	since Oaktree’s founding it has turned away substantial amounts of capital offered to Oaktree for management.
From time to time, Oaktree or we may afford certain investors in our funds or separate account clients more favorable economic terms than other investors in the same fund or separate account clients within the same or similar investment strategy, including with respect to management fees and performance-based fees. The availability of such terms is generally based on the aggregate size of commitments of such investor or client to one or more funds or accounts managed by us or our affiliates.
Oaktree’s practice of putting clients’ interests first and forsaking short-term advantage by, for example, reducing assets under management or management fee or carried interest rates may reduce the profits we could otherwise realize in the short term and adversely affect our business and financial condition. Our unitholders should understand that in instances in which our clients’ interests diverge from the short-term interests of our unitholders, we intend to act in the interests of our clients. However, it is our fundamental belief that prioritizing our clients’ interests will maximize the long-term value of our business, which, in turn, will benefit our unitholders.
Our business is materially affected by conditions in the global financial markets and economies, and any disruption or deterioration in these conditions could materially reduce our revenues, earnings and cash flow and adversely affect our overall performance, ability to raise or deploy capital, financial prospects and condition and liquidity position.
Our business and the businesses in which our funds invest are materially affected by conditions in the global financial markets and economic conditions throughout the world that are outside our control, such as interest rates, the availability and cost of credit, inflation rates, economic uncertainty, political uncertainty, changes in laws (including laws relating to taxation), trade barriers, commodity prices, currency exchange rates and controls, volatility in financial markets, and national and international political circumstances (including wars, terrorist acts and security operations). The detrimental impact to the U.S. and global financial markets following the unprecedented turmoil in the global capital markets and the financial services industry in late 2008 and early 2009 serves as an example of how global market conditions can cause uncertainty and instability for investment management businesses. Concerns over increasing interest rates, particularly short-term rates, growing debt loads for certain countries, uncertainty in international trade relations and uncertainty in the global regulatory environment, all highlight the fact that economic conditions remain unpredictable. Such unpredictability could create volatility in the debt financing market and could negatively impact our business. Fluctuations in the foreign exchange value of the U.S. dollar could also result in financial market dislocations that could negatively impact deal finance conditions. These and other uncertain conditions in the global financial markets and economy have resulted in, and may continue to result in, adverse consequences for many of our funds, including restricting such funds’ investment activities and impeding such funds’ ability to effectively achieve their investment objectives.
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
Our profitability may also be adversely affected by our fixed costs, such as the compensation and expenses of our staff, service fees paid to OCM under the Services Agreement, lease payments on our office space, interest payments on our debt, development of, and maintenance on, our information technology and infrastructure, and the possibility that we would be unable to scale back other costs and otherwise redeploy our resources within a time frame sufficient to match changes in market and economic conditions to take advantage of the opportunities that may be presented by these changes. As a result, we may not be able to adjust our resources to take advantage of new investment opportunities that may be created as a result of specific dislocations in the market.
Our business depends in large part on our ability to raise capital from investors. If we were unable to raise such capital, we would be unable to collect certain management fees or deploy such capital into investments, which would materially reduce our revenues and cash flow and adversely affect our financial condition.
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
In addition to a number of our own key personnel that we depend on, we also depend on OCM as the investment adviser to our funds to support our funds’ investment activities and a Services Agreement with OCM to support our operations; if the terms of the services provided by OCM were significantly altered or if the arrangements to provide such services were terminated, our ability to achieve our investment objective or operate as a public reporting company could be significantly harmed.
We depend on the diligence, skill, judgment, reputation and business contacts of our key personnel and of key personnel of OCM provided to us through investment management agreements with our funds and a Services Agreement with us. Our future success will depend upon our and OCM’s ability to retain these key personnel and to recruit additional qualified personnel. These key personnel possess substantial experience and expertise in investing, are responsible for locating and executing our funds’ investments, have significant relationships with the institutions that are the source of many of our funds’ investment opportunities and in certain cases have strong relationships with our investors. Therefore, if these key personnel join competitors or form competing companies, it could result in the loss of significant investment opportunities and certain existing investors. OCM is not obligated to dedicate any specific personnel exclusively to us, nor are they or their personnel obligated to dedicate any specific portion of their time to the management of our business. Consequently, we may not receive the level of support and assistance that we otherwise might receive if our funds were managed directly by us. We are also subject to conflicts of interest arising out of our relationship with OCM, Brookfield and their respective affiliates. For example, Mr. Howard Marks, our Co-Chairman and one of our board members, is also the Co-Chairman of OCM and a board member of Brookfield. As discussed above (under “Business—Brookfield Merger”), Brookfield and its affiliates acquired a 61.2% interest in Oaktree upon the completion of the Mergers. Accordingly, Mr. Marks owes duties to OCM and Brookfield, which duties may from time-to-time conflict with the interests of us and our preferred unitholders. Additionally, if our Services Agreement with OCM is significantly altered or terminated, it could result in the loss of significant key personnel of OCM that we depend on to operate as a public reporting company and could have a material adverse effect on our financial condition and results of operation.
As the appointed investment adviser to our funds, OCM provides our funds services to evaluate, negotiate, structure, execute, monitor and service the funds’ investments. Key personnel of OCM have departed in the past and current key personnel could depart at any time. The termination of the Services Agreement or the departure of key personnel or of a significant number of the investment professionals or partners of OCM could have a material adverse effect on our ability to maintain our operations or achieve our funds’ investment objective. OCM may need to hire, train, supervise and manage new professionals to service our business and may not be able to find qualified professionals in a timely manner or at all.
Our revenues are volatile due to the nature and structure of our business, and if we experience a substantial decline in our incentive and investment income, we may not be able to pay distributions on our preferred units.
Our revenues and cash flow are more volatile and limited following the Merger and the Restructuring. As of October 1, 2019, the incentive income we receive and the investment income we recognize on our corporate investments in our funds and companies, which individually and collectively account for a substantial portion of our income, is now more limited as we no longer receive incentive or investment income from the entire Oaktree Operating Group, but rather this incentive and investment income is received only from Oaktree Capital I and OCM

Cayman. If we were to experience a significant reduction in incentive or investment income received from our funds, we may not be able to pay future distributions on our preferred units.
The historical financial information included in this annual report is not necessarily indicative of our future performance.
The historical financial information included in this annual report is not necessarily indicative of our future financial results. This financial information does not purport to represent or predict the results of any future periods.
The results of future periods are likely to be materially different as a result of:

•	future growth that does not follow our historical trends;

•	changes in the economic environment, competitive landscape and financial markets; and

•	new and additional costs and expenses attributable to our operations, including our operations as a public reporting company, and as a company within an extensively regulated industry.
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
Potential regulatory action poses a significant risk to our reputation and our business. Oaktree’s business, and by extension our business, is subject to extensive regulation in the United States and in the other countries in which our investment activities occur, including periodic examinations, inquiries and investigations by governmental and self-regulatory organizations in the jurisdictions in which Oaktree operates around the world.  Many of these regulators, including U.S. federal and state and foreign government agencies and self-regulatory organizations, are empowered to impose fines, suspensions of personnel or other sanctions, including censure, the issuance of cease-and-desist orders or the suspension or expulsion of applicable licenses and memberships.  Even if an investigation did not result in a sanction, or the sanction imposed against us or our personnel were small in monetary amount, adverse publicity relating to the investigation could harm our reputation and cause us to lose existing investors or fail to gain new investors.
Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular activities. A failure to comply with the applicable obligations imposed by the Advisers Act and the Investment Company Act, including recordkeeping, custody, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, could result in investigations, sanctions and reputational damage. Similarly, a failure to comply with the obligations imposed by the Commodity Exchange Act, including recordkeeping, reporting requirements, disclosure obligations and prohibitions on fraudulent activities, could also result in investigations, sanctions and reputational damage. Our funds are involved regularly in trading activities that implicate a broad number of U.S. securities law regimes, including laws governing trading on inside information, market manipulation and a broad number of technical trading requirements that implicate fundamental market regulation policies. Violation of these laws could result in severe restrictions on our activities and damage to our reputation.
Our failure to comply with applicable laws or regulations could result in fines, censure, suspensions of personnel or other sanctions, including revocation of the registration of our relevant subsidiary as an investment adviser, CPO, CTA or registered broker-dealer. The regulations to which our business is subject are designed primarily to protect investors in our funds and to ensure the integrity of the financial markets. They are not designed to protect our preferred unitholders. Even if a sanction imposed against us, one of our subsidiaries or our personnel by a regulator is for a small monetary amount, the adverse publicity related to the sanction could harm our reputation, which in turn could materially adversely affect our business in a number of ways, such as causing investors to redeem their capital (to the extent they have that right), making it harder for us to raise new funds and discouraging others from doing business with us.
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
In recent years, the SEC and several states have initiated investigations alleging that certain private equity firms and hedge funds or agents acting on their behalf have paid money to current or former government officials or their associates in exchange for improperly soliciting contracts with state pension funds. The SEC has also initiated a similar investigation into contracts awarded by sovereign wealth funds. Rule 206(4)-5 under the Advisers Act addresses “pay to play” practices by investment advisers involving campaign contributions and other payments to government officials able to exert influence on potential U.S. state and local government entity clients. Among other restrictions, the rule prohibits investment advisers from providing advisory services for compensation to a government entity for two years, subject to very limited exceptions, after the investment adviser, its senior executives or its personnel involved in soliciting investments from government entities make contributions to certain candidates and officials in a position to influence the hiring of an investment adviser by such government entity. The rule does not require any showing that a donation was made with intent to exert influence. Any donation that exceeds the limits set forth in Rule 206(4)-5 may lead to an investment adviser being required to forgo compensation from applicable government entities for two years; to the extent such fees have already been paid, the investment adviser may be required to forfeit the already-received compensation. Advisers are required to implement compliance policies designed, among other matters, to track contributions by certain of the adviser’s employees and engagements of third parties that solicit government entities and to keep certain records in order to enable the SEC to determine compliance with the rule. Additionally, California law requires placement agents (including in certain cases employees of investment managers) who solicit funds from California state retirement systems, such as the California Public Employees’ Retirement System and the California State Teachers’ Retirement System, to register as lobbyists, thereby becoming subject to increased reporting requirements and prohibited from receiving contingent compensation for soliciting investments from California state retirement systems. New York has adopted similar rules. Such rules may require the attention of our senior management and may result in fines if any of our funds are deemed to have violated any laws or regulations, thereby imposing additional expenses on us. For instance, in July 2018, Oaktree reached a settlement with the SEC related to its “pay to play” rules pursuant to which Oaktree paid a monetary settlement to the SEC and agreed not to violate the rule in the future. Any failure by us or by our senior executives or personnel involved in soliciting investment from government entities to comply with these rules could cause us to lose compensation for our advisory services or expose us to significant penalties and reputational damage.
Failure to maintain the security of our information and technology networks, including personally identifiable and client information, intellectual property and proprietary business information could have a material adverse effect on us.
Security breaches and other disruptions of our information and technology networks could compromise our information and intellectual property and expose us to liability, reputational harm and significant regulatory investigation and remediation costs, which could cause material harm to our business and financial results. In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and intellectual property, and personally identifiable information of our employees and our clients, in our data centers and on our networks. The secure processing, maintenance and transmission of this information are critical to our operations. Although we take various measures and have made, and will continue to make, significant investments to ensure the integrity of our systems and to safeguard against such failures or security breaches, there can be no assurance that these measures and investments will provide adequate protection. Despite our security measures, our information technology and infrastructure are vulnerable to different types of attacks by third parties or breaches due to employee error, malfeasance or other disruptions. Certain of our funds invest in strategic assets having a national or regional profile or in infrastructure assets, the nature of which could expose them to a greater risk of being subject to a terrorist attack or security breach. In addition, we and our employees have been and may continue to be the target of fraudulent emails or other targeted attempts to gain unauthorized access to proprietary or sensitive information.
There has been an increase in the frequency and sophistication of the data security threats we face, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target us because, as an investment management firm, we hold confidential and other price-sensitive information about the portfolio companies of our funds and their potential investments. As a result, we face a heightened risk of a security breach or disruption with respect to sensitive information resulting from an attack by computer hackers, foreign governments, cyber-terrorists or other bad actors. If successful, these types of attacks on our network or other systems could have a material adverse effect on our business and results of operations, due to, among other things, the loss of investor or proprietary data, interruptions or delays in our business and damage to our reputation. We are not currently aware of any cyberattacks or other incidents that, individually or in the aggregate, have materially affected, or would reasonably be expected to materially affect, our operations or financial condition. There can be no assurance that the various procedures and controls we utilize to mitigate these threats will be sufficient to prevent disruptions to our systems. Because cyberattacks can originate from a wide variety of sources and the techniques used change frequently and are not recognized until launched, we may not learn about an attack until well after the attack occurs, and the full scope of a cyberattack may not be realized until an investigation has been performed. The costs related to data security threats or disruptions may not be fully insured or indemnified by other means. In addition, data security has become a top priority for regulators around the world. For example, the SEC announced in 2019 that one of the examination priorities for the Office of Compliance Inspections and Examinations is investment firms’ data security procedures and controls, including testing the implementation of those controls.
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
Additionally, the GDPR became applicable in all European Union (“EU”) member states on May 25, 2018. This regulation added a broad array of requirements for handling personal data of individuals that are residents of the EU and the processing and transfer of that data from the EU and could impose a fine of up to 4% of global annual revenue for violations.

In addition to the GDPR, California enacted the California Consumer Privacy Act of 2018 (the “California Privacy Act”) on June 28, 2018. The California Privacy Act, which became effective on January 1, 2020, imposes sweeping data protection obligations on many companies doing business in California and provides for substantial fines for non-compliance and, in some cases, a private right of action for consumers who are victims of data breaches involving their unencrypted personal information. Legislation similar to the California Privacy Act has also passed in other states and it is unclear whether, and if so how, the United States Congress will respond to these overlapping, state-by-state enactments.
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
We depend on Oaktree’s headquarters in Los Angeles, where a substantial portion of Oaktree’s personnel are located, for the continued operation of our business. An earthquake or other disaster or a disruption in the infrastructure that supports our business, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, could have a material adverse impact on our ability to continue to operate our business without interruption. Insurance and other safeguards might only partially reimburse us for our losses, if at all.
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
In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against investment managers have been increasing. Oaktree makes investment decisions on behalf of its clients that could result in substantial losses. This may subject us to the risk of legal liabilities or actions alleging negligence, breach of fiduciary duty, breach of contract or other causes of action. Heightened standards of care or additional fiduciary duties may apply in certain of our managed accounts or other advisory contracts. To the extent we enter into agreements with clients containing such terms or applicable law mandates a heightened standard of care or duties, we could, for example, be liable to certain clients for acts of simple negligence or breach of such duties.
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
There have been a number of highly publicized cases involving fraud or other misconduct by individuals in the financial services industry, and there is a risk that Oaktree employees could engage in misconduct that adversely affects our business. Oaktree is subject to a number of obligations and standards arising from its investment management business and the authority over the assets Oaktree manages. The violation of any of these obligations or standards by any of Oaktree’s employees or advisors could adversely affect Oaktree clients and us. Our business often requires that we deal with confidential matters of great significance to companies in which our funds may invest or to Oaktree clients. If Oaktree employees improperly use or disclose confidential information, we could be subject to regulatory sanctions and suffer serious harm to our reputation, financial position and current and future business relationships. It is not always possible to deter employee misconduct, and the precautions we take to prevent this activity may not be effective in all cases. If Oaktree employees engage in misconduct, or if they are accused of misconduct, our business and our reputation could be adversely affected.
In recent years, the U.S. Department of Justice and the SEC have devoted greater resources to enforcement of the Foreign Corrupt Practices Act (the “FCPA”). In addition, the United Kingdom has significantly expanded the reach of its anti-bribery laws. While we have developed and implemented policies and procedures designed to ensure compliance by us and our personnel with the FCPA, such policies and procedures may not be effective in all instances to prevent violations. Any determination that we or our personnel have violated the FCPA, UK anti-bribery laws or other applicable anti-corruption laws could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business, financial condition or results of operations.
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
The United Kingdom’s exit from the European Union could adversely affect us.
On June 23, 2016, the United Kingdom (the “U.K.”) held a referendum on whether to remain a member state of the EU in which a majority of voters approved an exit from the EU, commonly referred to as “Brexit.” The U.K. withdrew from the EU on January 31, 2020 pursuant to the terms of a withdrawal agreement entered into between the U.K. and EU. The withdrawal agreement provides for a transition period during which EU law in effect prior to January 31, 2020 generally will continue to apply in the U.K. and the U.K. will remain in the EU customs union and in the single market.  The transition period commenced on January 31, 2020 and will end on December 31, 2020, unless the U.K. and EU decide, before July 1, 2020, to extend it by up to two years.  The U.K. government has stated that it will not agree to an extension.  In the transition period, the U.K. and the EU are expected to negotiate the nature of their future relationship.  It is uncertain if an agreement will be reached and, even if an agreement is reached, what the nature of the relationship will be.  If the U.K. and the EU are unable to reach an agreement before the transitional period expires, the World Trade Organization rules will apply from that time.
The potential effects of Brexit remain uncertain. That uncertainty to date has caused, among other effects, significant volatility in global stock markets and currency exchange fluctuations, including a sharp decline in the value of the British pound sterling and the equity prices for U.K.-dependent companies. Depending on the future relationship of the U.K. and the EU after the transition period, the long-term effects of Brexit could be far-reaching. The continuing uncertainty and the potential outcomes of the negotiations between the U.K. and the EU may have an adverse impact on business activity and economic conditions in Europe and globally and continue to contribute to instability in global financial and foreign-exchange markets. It could adversely affect the values of investments held by our funds, our ability to source new investments, and our ability to raise capital from investors in the U.K. and the EU. It could also affect the ways in which we are able to operate in the U.K. and from the U.K. into the European Economic Area (the ”EEA”)(and vice-versa for our entities in the EEA), in particular if the free movement of goods, services, capital and persons ceases to apply between the U.K. and the EEA.
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
The historical returns attributable to our funds should not be considered indicative of the future results of our funds or of our future results or of any returns expected on an investment in our preferred units.
The historical returns attributable to our funds should not be considered indicative of the future results of our funds. Poor performance of the funds we manage will cause a decline in our revenues and would therefore have a negative effect on our operating results.
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

•	newly established funds may generate lower returns during the period in which they initially deploy their capital;

•	our funds may not be able to successfully identify, make and realize upon any particular investment or generate returns for their investors; and

•	any material increase or decrease in the size of our funds could result in materially different rates of returns.
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
Certain of our investment funds could potentially be liable under U.S. Employee Retirement Income Security Act of 1974 ("ERISA") for the pension obligations of one or more of our portfolio companies if the investment fund were determined to be a "trade or business" under ERISA and deemed part of the same "controlled group" as the portfolio company under ERISA’s controlled group rules. While a number of cases have held that managing investments is not a “trade or business” for tax purposes, at least one federal Circuit Court has determined that a private equity fund could be a “trade or business” for ERISA controlled group liability purposes based on a number of factors, including the fund’s level of involvement in the management of its portfolio companies and the nature of its management fee arrangements. Litigation related to the Circuit Court’s decision suggests that additional factors may be relevant, including the structure of the investment and the nature of the fund’s relationship with other affiliated investors and co-investors in the portfolio company.
If any of our funds are determined to be a trade or business for purposes of ERISA controlled group liability, it is possible that pension liabilities incurred by a portfolio company could result in liability being incurred by the fund, with a resulting need for additional capital contributions, the appropriation of such fund’s assets to satisfy such pension liabilities and/or the imposition of a lien by the PBGC on certain fund assets. Moreover, regardless of whether any of our funds were determined to be a trade or business for purposes of ERISA controlled group liability, a court might hold that one of our fund’s portfolio companies could become jointly and severally liable for another portfolio company’s unfunded pension liabilities pursuant to the ERISA “controlled group” rules, depending upon the relevant investment structures and ownership interests as noted above.
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
There is no single method for determining fair value in good faith. The types of factors that may be considered when determining the fair value of an investment in a particular company include acquisition price of the investment, discounted cash flow valuations, historical and projected operational and financial results for the company, the strengths and weaknesses of the company relative to its comparable companies, industry trends, general economic and market conditions, information with respect to offers for the investment, the size of the investment (and any associated control) and other factors deemed relevant. Because valuations of investments for which market quotations are not readily available are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, determinations of fair value may differ materially from the values that would have resulted if a ready market had existed. Even if market quotations are available for our investments, the quotations may not reflect the value that we would actually be able to realize because of various factors, including the possible illiquidity associated with a large ownership position, subsequent illiquidity in the market for a company’s securities, future market price volatility or the potential for a future loss in market value based on poor industry conditions or the market’s view of overall company and management performance.
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
We have had a practice of making significant principal investments in Oaktree funds and expect to continue to make significant principal investments in our funds and may choose to increase the amount we invest at any time. Further, from time to time we make loans or otherwise extend credit or guarantees to our funds. Contributing capital, making other investments or extending credit to these funds is risky, and we may lose some or all of our investments. Any such loss could have a material adverse impact on our financial condition and results of operations.
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
The markets for debt financing are subject to retrenchment, resulting in more restrictive covenants or other more onerous terms (including posting additional collateral) in order to obtain financing, and in some cases lenders may refuse to provide any financing that would have been readily obtained under different credit conditions. In addition, higher interest rates generally impact the investment management industry by making it harder to obtain financing for new investments, refinance existing investment or liquidate debt investments, which can lead to reduced investment returns and missed investment opportunities. Since the most recent recession, the U.S. Federal Reserve has taken actions which have resulted in low interest rates prevailing in the marketplace for a historically long period of time.
If our funds are unable to obtain committed debt financing or can only obtain debt at an increased interest rate or on other less advantageous terms, such funds’ investment activities may be restricted and their profits may be lower than they would otherwise have achieved, either of which could lead to a decrease in the incentive and investment income earned by us. Similarly, the portfolio companies owned by our funds regularly utilize the corporate debt markets to obtain financing for their operations. To the extent that credit markets render such financing difficult or more expensive to obtain, the operating performance of those portfolio companies and therefore the investment returns on our funds may be negatively impacted. In addition, to the extent that the then-current markets make it difficult or impossible to refinance debt or extend maturities on outstanding debt, a portfolio company may be unable to repay such debt at maturity and may be forced to sell assets, undergo a recapitalization or seek bankruptcy protection. Any of the foregoing circumstances could impair the value of our funds’ investments in those portfolio companies and have a material adverse effect on our financial condition, results of operations and cash flow.
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
Risks Relating to Our Preferred Units
The market price of our preferred units could be adversely affected by various factors.
The market price for the preferred units may fluctuate based on a number of factors, including:

•	variations in our quarterly operating results or distributions, which may be substantial;

•	the incurrence of additional indebtedness or additional issuances of other series or classes of preferred units;

•	whether we declare or fail to declare distributions on the preferred units from time to time and our ability to make distributions under the terms of our indebtedness;

•	the credit ratings of the preferred units;

•	a lack of liquidity in the trading of our preferred units (including, if the preferred units are voluntarily or involuntarily delisted from the New York Stock Exchange);

•	the prevailing interest rates or rates of return being paid by other companies similar to us and the market for similar securities; and

•	general market, political and economic conditions.

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
The Sarbanes-Oxley Act requires, among other things, that as a public company we maintain effective internal control over financial reporting and disclosure controls and procedures. We are required under Section 404 to provide an annual management assessment of the effectiveness of our internal controls over financial reporting. Following the Mergers, we are no longer required to include in our annual reports an opinion from our independent registered public accounting firm addressing its assessment of such controls. To maintain and improve the effectiveness of our disclosure controls and procedures, significant resources and management oversight are required. We have implemented and continue to implement additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies.
If it is determined that we are not in compliance with Section 404 in the future, we would be required to implement remedial procedures and re-evaluate our internal controls over financial reporting and our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC, or violations of applicable stock exchange listing rules. Moreover, if a material misstatement occurs in the future, we may need to restate our financial results and there could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. This could materially adversely affect us and lead to a decline in the market price of our preferred units.
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

Risks Relating to Our Organization and Structure
Following the Restructuring, we have an indirect economic interest in only a portion of the earnings and cash flows of the Oaktree Operating Group, which may negatively impact our ability to pay distributions on our preferred units.
Following the Restructuring, the only entities within the Oaktree Operating Group in which we have an indirect economic interest are Oaktree Capital I and OCM Cayman. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Restructuring Transaction.” We have no material assets other than the ownership of these indirect economic interests.
Because we derive, and expect to continue to derive, a substantial portion of our revenue and cash flows from our indirect economic interests in each of Oaktree Capital I and OCM Cayman our success will depend on the performance of these operating companies irrespective of the performance of the Oaktree Operating Group as a whole. Prior to the Restructuring, we derived management fees, incentive income and investment income from each member of the Oaktree Operating Group. However, subsequent to the Restructuring, we will only derive incentive income and investment income from two of the six members of the Oaktree Operating Group. Additionally, subsequent to the Restructuring, a substantial portion of Oaktree’s management fees will not be earned by us since we do not act as investment manager for the vast majority of Oaktree funds but rather the majority of our management fees are paid to us by OCM as compensation for services rendered by us in support of Oaktree’s investment management business.
There can be no assurances that the distributions we receive from Oaktree Capital I and OCM Cayman or the management fees we receive from OCM will generate sufficient cash flows to enable us to pay distributions on our preferred units.
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
Our operating agreement contains provisions that substantially limit remedies available to our preferred unitholders for actions that might otherwise result in liability for our officers and/or directors.
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
Under our operating agreement, each of our directors and us is entitled, subject to certain consent rights, to take actions or make decisions in its “sole discretion” or “discretion” or that it deems “necessary or appropriate” or “necessary or advisable.” In those circumstances, each of our directors or us is entitled to consider only such interests and factors as it desires, including our own or our directors’ interests, and neither it nor our board of directors has any duty or obligation (fiduciary or otherwise) to give any consideration to any interest of or factors affecting us or any unitholders, and neither we nor our board of directors is subject to any different standards imposed by our operating agreement, the Act or under any other law, rule or regulation or in equity, except that we must act in good faith at all times. These modifications of fiduciary duties are expressly permitted by Delaware law. These modifications are detrimental to our unitholders because they restrict the remedies available to them for actions that without those limitations might constitute breaches of duty (including fiduciary duty).
Our ability to make distributions to holders of any series of preferred units may be limited by our holding company structure, applicable provisions of Delaware law, contractual restrictions and the terms of any senior securities we may issue in the future.
We are a limited liability holding company and have no material assets other than the ownership of our interests in two members of the Oaktree Operating Group held through the Intermediate Holding Companies. We have no independent means of generating revenues. In connection with the issuance of our preferred units, we caused one member of the Oaktree Operating Group indirectly owned by us, Oaktree Capital I, to issue ‘mirror’ preferred units to an Intermediate Holding Company to correspond with each series of our preferred units. While we may use distributions from the entire Oaktree Operating Group to fund distributions to our preferred unitholders, we only enjoy preferential distribution rights with respect to a single member of the Oaktree Operating Group. The terms of the mirror preferred units also state that, subject to certain exceptions, no distributions may be declared or paid with respect to the common units of the member of the Oaktree Operating Group that issued them until distributions have been declared and paid or declared and set aside with respect to each series of mirror preferred units and the series of our preferred units to which they correspond. Accordingly, our ability to receive distributions from that member of the Oaktree Operating Group may be impaired to the extent we have not declared and paid or declared and set aside distributions on each series of mirror preferred units and each series of preferred units.
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

Risks Relating to United States Taxation
If the amount of distributions on the preferred units is greater than our gross ordinary income, then the amount that a holder of preferred units would receive upon liquidation may be less than the preferred unit liquidation value.
In general, to the extent of our gross ordinary income in any taxable year, we will specially allocate to the preferred units items of our gross ordinary income in an amount equal to the distributions paid in respect of the preferred units during the taxable year. Similar allocations will be made with respect to any equity securities we issue in the future that rank equally with the preferred units. Allocations of gross ordinary income will increase the capital account balances of the holders of the preferred units. Distributions will correspondingly reduce the capital account balances of the holders of the preferred units. So long as our gross ordinary income equals or exceeds the distributions paid to the holders of the preferred units, the capital account balances of the holders preferred units with respect to the preferred units will equal the aggregate preferred unit liquidation value at the end of each taxable year. If the distributions paid in respect of the preferred units in a taxable year exceed our gross ordinary income, items of our gross ordinary income will be allocated to the preferred units pro-rata based on the amount of distributions paid in respect of the preferred units in such taxable year. If the distributions paid in respect of the preferred units in a taxable year exceed the proportionate share of our gross ordinary income allocated in respect of the preferred units for such year, the capital account balances of the holders of the preferred units with respect to the preferred units will be reduced below the aggregate preferred unit liquidation value by the amount of such excess. In that event, we will allocate additional gross ordinary income, to the extent available in any taxable year, in subsequent years until such excess is eliminated. If we were to have insufficient gross ordinary income to eliminate such excess, holders of preferred units would be entitled, upon our liquidation, dissolution or winding up, to less than the aggregate preferred unit liquidation value. In addition, to the extent that we make additional allocations of gross ordinary income in a taxable year to eliminate such excess from prior years, the gross ordinary income allocated to holders of the preferred units in such taxable year would exceed the distributions paid to the preferred units during such taxable year. In such taxable year, holders of preferred units may recognize taxable income in respect of their investments in the preferred units in excess of our cash distributions, thus giving rise to an out-of-pocket tax liability for such holders. Future issuances of equity securities that rank equally with the preferred units could increase the likelihood that the capital account balances of holders of the preferred units decrease below the aggregate preferred unit liquidation value and holders of preferred units bear an out-of-pocket tax liability in future taxable years.
Holders of preferred units who are U.S. taxpayers should anticipate the need to file annually a request for an extension of the due date of their income tax return. In addition, it is possible that holders of preferred units may be required to file amended income tax returns.
Holders of preferred units will be required to take into account items of gross ordinary income that are allocated to them for our taxable year ending within or with their taxable year. It may require a substantial period of time after the end of our fiscal year to obtain the requisite information from all lower-tier entities so that tax information (including IRS Schedules K-1) may be prepared by us. For this reason, holders of preferred units who are U.S. taxpayers should anticipate the need to file annually with the IRS (and certain states) a request for an extension past the applicable due date of their income tax return for the taxable year. Because holders of our preferred units will be required to report the items of gross income that are allocated to them, tax reporting for such holders will generally be more complicated than for shareholders of a corporation. In addition, it is possible that a holder of preferred units will be required to file amended income tax returns as a result of adjustments to items on the corresponding income tax returns of the Company. Any obligation for a holder of preferred units to file amended income tax returns for that or any other reason, including any costs incurred in the preparation or filing of such returns, is the responsibility of each holder of preferred units.
An investment in preferred units will give rise to UBTI to certain tax-exempt holders.
We will make investments through entities classified as partnerships or disregarded entities for U.S. federal income tax purposes in “debt-financed” property and, thus, an investment in preferred units will give rise to unrelated business taxable income (“UBTI”) to tax-exempt holders of preferred units. Moreover, if the IRS successfully asserts that we are engaged in a trade or business, then additional amounts of income could be treated as UBTI. Tax-exempt holders of our preferred units are strongly urged to consult their tax advisors regarding the tax consequences of owning our preferred units. Because we are under no obligation to minimize UBTI, tax-exempt U.S. holders of preferred units should consult their own tax advisers regarding all aspects of UBTI.

Non-U.S. holders face unique U.S. tax issues from owning preferred units that may result in adverse tax consequences to them.
In light of our investment activities, we may be, or may become, engaged in a U.S. trade or business for U.S. federal income tax purposes, in which case some portion of our income would be treated as effectively connected income, or “ECI,” with respect to non-U.S. holders of our preferred units. Moreover, dividends paid by real estate investment trust, or “REIT,” investments that are attributable to gains from the sale of U.S. real property interests may be treated as ECI with respect to non-U.S. holders of our preferred units. In addition, certain income of non-U.S. holders from U.S. sources not connected to any U.S. trade or business conducted by us could be treated as ECI. We may earn ECI and/or income treated as ECI. To the extent our income is treated as ECI, each non-U.S. holder generally would be subject to withholding tax on distributions attributable to such income, would be required to file a U.S. federal income tax return for such year reporting such income effectively connected with such trade or business and any other income treated as ECI, and would be subject to U.S. federal income tax at regular U.S. tax rates on any such income (state and local income taxes and filings may also apply in that event). Non-U.S. holders that are corporations may also be subject to a 30% branch profits tax (potentially reduced under an applicable tax treaty) on their allocable share of such income. In addition, if we are treated as being engaged in a U.S. trade or business, a portion of any gain recognized by non-U.S. holders on the sale or exchange of preferred units may be treated for U.S. federal income tax purposes as ECI. Consequently, such non-U.S. holders could be subject to U.S. federal income tax and branch profits tax on the sale or exchange of preferred units. In certain circumstances, the transferee of such preferred units may be required to deduct and withhold a tax equal to 10% of the amount realized (or deemed realized) on the sale or exchange such preferred units. The IRS recently released a notice suspending the withholding requirements described above for shares of publicly traded partnerships, such as us, until such time as regulations or other guidance have been issued. As a result, it is unclear how this provision may impact transfers of preferred units in the future. In addition, certain income from U.S. sources that is not ECI allocable to non-U.S. holders may be subject to withholding taxes imposed at the highest effective applicable tax rate. Non-U.S. holders of our preferred units are strongly urged to consult their tax advisors regarding the tax consequences of owning our preferred units.
 Holders of preferred units may be subject to state and local taxes and return filing requirements as a result of investing in our preferred units.
In addition to U.S. federal income taxes, holders of our preferred units may be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property now or in the future, even if the holders of our preferred units do not reside in any of those jurisdictions. Holders of our preferred units may also be required to file state and local income tax returns and pay state and local income taxes in some or all of these jurisdictions. Further, holders of our preferred units may be subject to penalties for failure to comply with those requirements. It is the responsibility of each unitholder to file all U.S. federal, state and local tax returns that may be required of such unitholder.
Amounts distributed in respect of the preferred units could be treated as “guaranteed payments” for U.S. federal income tax purposes.
The treatment of interests in a partnership such as the preferred units and the payments received in respect of such interests is uncertain. The IRS may contend that payments on the preferred units represent “guaranteed payments,” which would generally be treated as ordinary income and may not have the same character when received by a holder as our gross ordinary income had when earned by us. If distributions on the preferred units are treated as “guaranteed payments,” a holder’s taxable income would be equal to the guaranteed payment accrued or received, regardless of the amount of our gross ordinary income. Our limited liability company agreement provides that we and all holders agree to treat payments made in respect of the preferred units as other than guaranteed payments. Potential holders of preferred units are encouraged to consult their own tax advisors regarding the treatment of payments on the preferred units as “guaranteed payments.”
Holders of preferred units who do not hold the units through the record date for a distribution may be allocated gross ordinary income even though no distribution is received.
While distributions (if any) with respect to preferred units will be made on a quarterly basis, under the allocation methodology we have adopted we will prorate the total amount of gross ordinary income allocated to preferred units for a taxable year among holders of the preferred units on a monthly basis. As a result, a holder of a preferred unit who does not hold the preferred unit through the record date for a distribution may be allocated gross ordinary income even though no distribution is received. Holders of preferred units will remain liable for any income taxes associated with allocations of gross ordinary income even if they do not receive a distribution with respect to their preferred units or if the amount of such allocations exceed the amount of distributions they receive with respect to their preferred units. Any such gross ordinary income allocation will increase the holder’s adjusted basis in its preferred units.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Properties
Our principal executive offices are located in office space leased by OCM at 333 South Grand Avenue, 28th Floor, Los Angeles, California 90071. OCM also leases office space in New York City, Stamford and Houston. We lease the space for our offices in London, Frankfurt, Paris, Luxembourg, Beijing, Hong Kong, Shanghai, Seoul, Singapore, Sydney, Tokyo and Dubai. Certain affiliates of our managed funds lease office space in Amsterdam, Luxembourg, Dublin and Singapore. We do not own any real property. We consider our facilities to be suitable and adequate for the management and operation of our business.
Item 3. Legal Proceedings
For a discussion of legal proceedings, please see the section entitled “Legal Actions” in note 18 to our consolidated financial statements included elsewhere in this annual report, which section is incorporated herein by reference.
Item 4. Mine Safety Disclosures
None.

PART II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Class A units are not listed on a securities exchange. The number of holders of record of our Class A units as of February 26, 2020 was one.
Equity Compensation Plan Information
The following table sets forth information concerning the awards that may be issued under the 2011 Plan as of December 31, 2019.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	15,723,391	—	7,846,643
Equity compensation plans not approved by security holders	—	—	—
Total (3)	15,723,391	—	7,846,643

(1)
Reflects the aggregate number of OCGH units, Class A units, phantom units and EVUs granted under the 2011 Plan as of December 31, 2019. Please see note 16 to our consolidated financial statements included elsewhere in this annual report for additional information.

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

(3)
As of December 31, 2019, 4,929,054 OCGH units have been granted under the 2007 Plan. However, such amounts are not reflected in this table because our board of directors has resolved that the administrator of the 2007 Plan will no longer grant awards under the 2007 Plan.

Unregistered Sales of Equity Securities and Purchases of Equity Securities in the Fourth Quarter of 2019
Under our operating agreement, we are required to issue one Class B unit for each OCGH unit issued. Accordingly, we issued 39,808 Class B units to OCGH on October 1, 2019, which corresponded to the number of OCGH units issued by OCGH pursuant to our 2011 Equity Incentive Plan, subject to time-based vesting.
No purchase price was paid by OCGH to the Company for the issuances of the Class B units to OCGH. These issuances, to the extent they constitute sales, were exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act, as transactions by an issuer not involving any public offering.

Item 6. Selected Financial Data
The following sets forth selected historical consolidated financial and other data of Oaktree Capital Group, LLC as of and for the years ended December 31, 2019, 2018, 2017, 2016 and 2015. The following data should be read together with “—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical financial statements and related notes included elsewhere in this annual report.
We derived the selected historical financial data as of and for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 from our audited consolidated financial statements. The audited consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017, and the consolidated statements of financial condition as of December 31, 2019 and 2018 are included elsewhere in this annual report. The audited consolidated statements of operations and financial condition for all other periods are not included in this annual report. The selected historical financial data are not necessarily indicative of the expected future operating results of Oaktree.

	As of or for the Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per unit data or as otherwise indicated)
Consolidated Statements of Operations Data: (1)(2)
Total revenues	$928,987	$1,386,079	$1,469,767	$1,125,746	$201,905
Total expenses	(842,531)	(1,000,571)	(1,025,343)	(789,336)	(940,908)
Total other income (loss) (3)	310,502	103,816	460,500	272,212	(776,410)
Income (loss) before income taxes	396,958	489,324	904,924	608,622	(1,515,413)
Income taxes (3)	(9,620)	(24,779)	(215,442)	(42,519)	(17,549)
Net income (loss)	387,338	464,545	689,482	566,103	(1,532,962)
Less:
Net (income) loss attributable to non-controlling interests in consolidated funds	(93,620)	41,691	(33,204)	(22,921)	1,809,683
Net income attributable to non-controlling interests in consolidated subsidiaries	(138,879)	(282,818)	(424,784)	(348,477)	(205,372)
Net income attributable to OCG	154,839	223,418	231,494	194,705	71,349
Net income attributable to preferred unitholders	(27,316)	(12,277)	—	—	—
Net income attributable to OCG Class A unitholders	$127,523	$211,141	$231,494	$194,705	$71,349

Consolidated Statements of Financial Condition Data: (1)(2)
Total assets	$9,264,762	$10,432,178	$9,014,796	$7,649,110	$51,762,731
Debt obligations	5,926,476	5,738,468	4,828,267	4,284,063	9,619,455
Non-controlling redeemable interests in consolidated funds	866,222	961,622	860,548	344,047	38,173,125

(1)
As a result of the Restructuring, as of October 1, 2019, four of the six Oaktree Operating Group entities are no longer our indirect subsidiaries. The deconsolidation of the four Oaktree Operating Group entities that are no longer our indirect subsidiaries is presented on a prospective basis and did not require that prior periods be recast. Accordingly, effective October 1, 2019, our consolidated financial statements reflect our indirect economic interest in only two of the Oaktree Operating Group entities: (i) Oaktree Capital I, which acts as or controls the general partner of certain Oaktree funds and which holds a majority of Oaktree’s investments in its funds and (ii) OCM Cayman, which represents Oaktree’s non-U.S. fee business.

(2)
In the first quarter of 2016, Oaktree adopted the new consolidation and collateralized financing entity guidance under the modified retrospective approach. The modified retrospective approach did not require prior periods to be recast. The adoption resulted in the deconsolidation of substantially all of Oaktree’s investment funds.

(3)
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law, which, among other items, lowered the U.S. corporate tax rate. The 2017 results reflect the impact from the enactment of the Tax Act, which resulted in a net reduction to the Company’s net income attributable to OCG of $33.2 million, comprised of $178.2 million in additional tax expense from the remeasurement of our deferred tax assets at lower enacted corporate tax rates and a $145.1 million benefit to other income from the remeasurement of our tax receivable agreement liability, the value of which is based upon an 85% share of certain of our deferred tax assets.

	As of or for the Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except as otherwise indicated)

Operating Metrics: (1) (2)
Assets under management (in millions):
Incentive-creating assets under management	$25,330	$34,629	$33,311	$34,228	$32,459

Accrued incentives (fund level): (2)
Incentives created (fund level)	269,421	297,316	641,645	788,758	(96,069)
Incentives created (fund level), net of associated incentive income compensation expense	132,959	148,362	306,885	325,198	(62,084)
Accrued incentives (fund level)	938,806	1,722,120	1,920,339	2,014,097	1,585,217
Accrued incentives (fund level), net of associated incentive income compensation expense	439,128	811,796	920,852	946,542	811,540

(1)
As a result of the Restructuring, effective October 1, 2019, our Operating Metrics include only the portion associated with the two Oaktree Operating Group entities that remain our indirect subsidiaries.

(2)
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements of Oaktree Capital Group, LLC and the related notes included within this annual report. For a discussion and analysis of historical periods ended before January 1, 2018, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our report on Form 10-K for the year ended December 31, 2018. This discussion contains forward-looking statements that are subject to risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. The factors listed under “Risk Factors” and “Forward-Looking Statements” in this annual report provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in any forward-looking statements.
Business Overview
Oaktree is a leading global investment manager specializing in alternative investments, with expertise in credit strategies. Oaktree’s mission is to deliver superior investment results with risk under control and to conduct its business with the highest integrity. Oaktree emphasizes an opportunistic, value-oriented and risk-controlled approach to investments in credit, private equity, real assets and listed equities. Over more than three decades, Oaktree has developed a large and growing client base through its ability to identify and capitalize on opportunities for attractive investment returns in less efficient markets.
Oaktree was formed in 1995 by a group of individuals who had been investing together since the mid-1980s. Oaktree’s founders were pioneers in the management of high yield bonds, convertible securities and distressed debt. From those roots Oaktree has developed a diversified mix of specialized credit- and equity-oriented strategies. Oaktree operates according to a unifying investment philosophy, which consists of six tenets-risk control, consistency, market inefficiency, specialization, bottom-up analysis and disavowal of market timing-and is complemented by a set of core business principles that articulate our commitment to excellence in investing, commonality of interests with clients, a collaborative and cooperative culture, and a disciplined, opportunistic approach to the expansion of products.
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

Upon the completion of the Mergers on September 30, 2019, Brookfield acquired 61.2% of Oaktree’s business in a stock and cash transaction. The remaining 38.8% of the business continued to be owned by OCGH, whose unitholders consist primarily of Oaktree’s founders and certain other members of management and current and former employees. As part of the Merger, Brookfield acquired all outstanding vested OCG Class A units for, at the election of OCG Class A unitholders, either $49.00 in cash or 1.0770 Class A shares of Brookfield per OCG Class A unit (subject to pro-ration to ensure that no more than fifty percent (50%) of the aggregate merger consideration is paid in the form of cash or stock), in each case, without interest and subject to any applicable withholding taxes.  In addition, as part of the Subsequent Merger the founders, senior management, and current and former employee-unitholders of OCGH sold 20% of their OCGH units to Brookfield for the same consideration as the OCG Class A unitholders received in the merger.
Restructuring Transaction
On the closing date of the Mergers, we and certain other entities entered into a Restructuring Agreement (the “Restructuring”) pursuant to which our direct and indirect ownership of general partner and limited partner interests in certain Oaktree Operating Group entities were transferred to newly-formed, indirect subsidiaries of Brookfield as of October 1, 2019. As a result, as of October 1, 2019, four of the six Oaktree Operating Group entities are no longer our indirect subsidiaries. Accordingly, our consolidated financial statements will reflect our indirect economic interest in only two of the Oaktree Operating Group entities: (i) Oaktree Capital I, L.P. (“Oaktree

Capital I”), which acts as or controls the general partner of certain Oaktree funds and which holds a majority of Oaktree’s investments in its funds and (ii) Oaktree Capital Management (Cayman), L.P. (“OCM Cayman”), which represents Oaktree’s non-U.S. fee business. As of October 1, 2019, our consolidated financial statements will no longer reflect any economic interests in the remaining four Oaktree Operating Group entities: (i) Oaktree Capital II, L.P. (“Oaktree Capital II”), which acts as or controls the general partner of certain Oaktree funds and which includes Oaktree’s investments in certain funds and other businesses, including Oaktree’s investment in DoubleLine Capital, L.P., (ii) Oaktree Capital Management, L.P. (“OCM”), an entity that serves as the U.S. registered investment adviser to most of the Oaktree funds, (iii) Oaktree Investment Holdings, L.P. (“Oaktree Investment Holdings”), which holds certain corporate investments in other entities and (iv) Oaktree AIF Investments, L.P. (“Oaktree AIF”), which primarily holds interests in certain Oaktree fund investments for regulatory and structuring purposes. As a consequence, the assets of Oaktree Capital II, OCM, Oaktree Investment Holdings and Oaktree AIF will no longer support our operations. Please see “Business—Organizational Structure” in this annual report for a diagram of our organizational structure after the Restructuring.
Prior to the Restructuring on October 1, 2019, our consolidated operating results included substantially all of the revenues and expenses of the Oaktree Operating Group and related consolidated funds and investment vehicles. Subsequent to the Restructuring, our consolidated operating results reflect only Oaktree Capital I and OCM Cayman and related consolidated funds and investment vehicles. Since the deconsolidation of the remaining four Oaktree Operating Group entities was not required to be presented on a retrospective basis, our results of operations for the year ended December 31, 2019 reflect a full year of activities for Oaktree Capital I and OCM Cayman and related funds and investment vehicles and only nine months of activities for the remaining four Oaktree Operating Group entities and related funds and investment vehicles and, as a result, are not directly comparable to prior periods.
As a result of the Restructuring of our business, references to “Oaktree” in this annual report will generally refer to the collective business of the Oaktree Operating Group, of which we are a component.

Understanding Our Results—Consolidation of Oaktree Funds
Generally accepted accounting principles in the United States (“GAAP”) requires us to consolidate entities in which we have a direct or indirect controlling financial interest based on either a variable interest model or voting interest model. A limited partnership or similar entity is a variable interest entity (“VIE”) if the unaffiliated limited partners do not have substantive kick-out or participating rights. Most of the Oaktree funds are VIEs because they have not granted unaffiliated limited partners substantive kick-out or participating rights. The Company consolidates those VIEs in which we are the primary beneficiary. For entities that are not VIEs, consolidation is evaluated through a majority voting interest model. Please see note 2 to our consolidated financial statements included elsewhere in this annual report for more information.
We do not consolidate most of the Oaktree funds that are VIEs because we are not the primary beneficiary due to the fact that our fee arrangements are considered at-market and thus not deemed to be variable interests, and we do not hold any other interests in those funds that are considered to be more than insignificant. However, investment vehicles in which we have a significant investment, such as CLOs and certain Oaktree funds, are consolidated (“consolidated funds”). When a CLO or fund is consolidated, we reflect the assets, liabilities, revenues, expenses and cash flows of the consolidated funds on a gross basis, and the majority of the economic interests in those consolidated funds, which are held by third-party investors, are reflected as debt obligations of CLOs or non-controlling interests in consolidated funds in the consolidated financial statements. All of the revenues earned by us as investment manager of the consolidated funds are eliminated in consolidation. However, because the eliminated amounts are earned from and funded by third-party investors, the consolidation of a fund does not impact net income or loss attributable to us.
Certain entities in which we have the ability to exert significant influence, including unconsolidated Oaktree funds for which we act as general partner, are accounted for under the equity method of accounting. As a result of the Restructuring, we re-assessed our prior variable interest entity consolidation determinations, noting that we were no longer the primary beneficiary of three funds in which our direct ownership interests are held by Oaktree Operating Group entities that are no longer directly controlled by us.
Revenues
On January 1, 2018, we adopted the new revenue recognition standard on a modified retrospective basis. As a result, prior period amounts continue to be reported under historic GAAP. Upon adoption, the Company recorded a cumulative-effect increase to retained earnings as of January 1, 2018 of $48.7 million, net of tax. This adjustment relates to incentive income that would have met the “probable that significant reversal will not occur” criteria as of January 1, 2018 under the new revenue standard. Please see notes 2 and 4 to our consolidated financial statements included elsewhere in this annual report for additional information on revenues.
Our business generates three types of revenue: management fees, incentive income and investment income. Management fees earned from third parties are billed monthly or quarterly based on annual rates and are typically earned for each of the funds that we manage. The contractual terms of management fees generally vary by fund structure. Management fees also may include performance-based fees earned from certain open-end and evergreen fund accounts. Subsequent to the Restructuring, our management fees consist primarily of fees earned from funds managed by OCM Cayman and sub-advisory fees for services provided to OCM. We also have the potential to earn incentive income from most of the closed-end and certain evergreen funds managed by Oaktree in our capacity as the general partner of those funds. These closed-end funds generally provide that we receive incentive income only after we have returned to our investors all of their contributed capital plus an annual preferred return, typically 8%. Once this occurs, we generally receive as incentive income 80% of all distributions otherwise attributable to our investors, and those investors receive the remaining 20% until we have received, as incentive income, 20% of all such distributions in excess of the contributed capital from the inception of the fund. Thereafter, all such future distributions attributable to our investors are distributed 80% to those investors and 20% to us as incentive income. Our third revenue source, investment income, represents our pro-rata share of income or loss from our investments, generally in our capacity as general partner in Oaktree funds and as an investor in our CLOs and third-party managed funds and companies.
Our consolidated revenues reflect the elimination of all management fees, incentive income and investment income earned related to consolidated Oaktree funds. Investment income is presented within the other income (loss) section of our consolidated statements of operations. Please see “Business—Structure and Operation of Our Business—Structure of Funds” in this annual report for a detailed discussion of the structure of Oaktree funds.

Expenses
Compensation and Benefits
Compensation and benefits expense reflects all compensation-related items not directly related to incentive income, investment income or the vesting of Class A units, OCGH units, OCGH equity value units (“EVUs”), deferred equity units and other performance-based units, and includes salaries, bonuses, compensation based on management fees or a definition of profits, employee benefits, payroll taxes and phantom equity awards. Phantom equity awards represent liability-classified awards subject to vesting and remeasurement at the end of each reporting period. Phantom equity award expense reflects the vesting of those liability-classified awards, the equity distribution declared in the period and changes in the Class A unit trading price. Compensation and benefits expense reflects the gross-up of reimbursable costs incurred on behalf of Oaktree funds in which the Company has determined it is the principal. Subsequent to the Restructuring, our consolidated operating results primarily include compensation and benefits expense related to employees of OCM Cayman.
Equity-based Compensation
Equity-based compensation expense reflects the non-cash charge associated with grants of Class A units, OCGH units, EVUs, deferred equity units and other performance-based units.
Incentive Income Compensation
Incentive income compensation expense primarily reflects compensation directly related to incentive income, which generally consists of percentage interests (sometimes referred to as “points”) that are granted to Oaktree investment professionals associated with the particular fund that generated the incentive income, and secondarily, compensation directly related to investment income. There is no fixed percentage for the incentive income-related portion of this compensation, either by fund or strategy. In general, within a particular strategy more recent funds have a higher percentage of aggregate incentive income compensation expense than do older funds. The percentage that consolidated incentive income compensation expense represents of the particular period’s consolidated incentive income may not be meaningful because incentive income from consolidated funds is eliminated in consolidation, whereas no incentive income compensation expense is eliminated in consolidation, and, in periods prior to the adoption of the new revenue standard on January 1, 2018, the criteria for recognizing income and expense differed and thus may have resulted in timing differences.
General and Administrative
General and administrative expense includes costs related to occupancy, outside auditors, tax professionals, legal advisers, research, consultants, travel and entertainment, communications and information services, business process outsourcing, foreign-exchange activity, insurance, placement costs, changes in the contingent consideration liability, and other general items related directly to the Company’s operations. These expenses are net of amounts borne by fund investors and are not offset by credits attributable to fund investors’ non-controlling interests in consolidated funds. General and administrative expense reflects the gross-up of reimbursable costs incurred on behalf of Oaktree funds in which the Company has determined it is the principal. Subsequent to the Restructuring, general and administrative expenses primarily include direct and reimbursable expenses incurred by Oaktree Capital I and OCM Cayman and the Company's share of certain expenses through a service agreement with OCM.
Depreciation and Amortization
Depreciation and amortization expense includes costs associated with the purchase of furniture and equipment, capitalized software, office leasehold improvements and acquired intangibles. Furniture and equipment and capitalized software costs are depreciated using the straight-line method over the estimated useful life of the asset, which is generally three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the respective estimated useful life or the lease term. Acquired intangibles primarily relate to contractual rights and are amortized over their estimated useful lives, which range from seven to 25 years. Subsequent to the Restructuring, the majority of Oaktree's acquired intangible assets are no longer included in our consolidated statement of financial condition.

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
Other Income (Loss)
Interest Expense
Interest expense primarily reflects the interest expense of the consolidated funds, as well as the interest expense of Oaktree and its operating subsidiaries. Prior to the Restructuring, our financial statements reflected debt service of the entire Oaktree Operating Group, however, OCM has historically been the only direct borrower or issuer under credit agreements and private placement notes with third parties and made all payments of principal and interest. Accordingly, our financial statements after the Restructuring generally will not reflect debt obligations, interest expense or related liabilities associated with our operating subsidiaries, until such time as Oaktree Capital I, one of our two remaining Oaktree Operating Group entities, direclty borrows or issues notes under such arrangements.
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
Investment Income
Investment income represents our pro-rata share of income or loss from our investments, generally in our capacity as general partner in certain Oaktree funds and as an investor in our CLOs and third-party managed funds and companies. Investment income, as reflected in our consolidated statements of operations, excludes investment income earned by us from our consolidated funds.
Other Income (Expense), Net
Other income (expense), net represents non-operating income or expense, including income related to amounts received from a legacy Highstar fund for contractually reimbursable costs in connection with the Highstar acquisition.
Income Taxes
The Company is a publicly traded partnership. Because it satisfies the qualifying income test, it is not required to be treated as a corporation for U.S. federal and state income tax purposes. Instead, it is taxed as a partnership. Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc., which were two of our five Intermediate Holding Companies and wholly-owned subsidiaries, were subject to U.S. federal and state income taxes prior to the Restructuring. The remainder of our income is generally not subject to corporate-level taxation.

Upon the Restructuring, Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc. merged with and into newly formed, indirect subsidiaries of Brookfield, with those subsidiaries surviving the mergers. As a result, as of October 1, 2019, Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc. ceased to exist and we will no longer include on our financial statements economic interests in Oaktree Capital II, L.P., Oaktree Investment Holdings, L.P., Oaktree

Capital Management, L.P., and Oaktree AIF Investments, L.P. All deferred tax balances related to these entities were deconsolidated as part of the Restructuring effective October 1, 2019.
The Company’s effective tax rate is dependent on many factors, including the mix of revenues and expenses between our two corporate Intermediate Holding Companies that were subject to income tax through the date of the Restructuring, and our three other Intermediate Holding Companies that are not; consequently, the effective tax rate is subject to significant variation from period to period. Our non-U.S. income or loss before taxes is generally more predictable because, unlike U.S. pre-tax income, it is not significantly impacted by unrealized gains or losses. Non-U.S. tax expense typically represents a disproportionately large percentage of total income tax expense because nearly all of our non-U.S. income or loss is subject to corporate-level income tax, whereas a substantial portion of our U.S.-based income or loss is not subject to corporate-level taxes. In addition, changes in the proportion of non-U.S. pre-tax income to total pre-tax income impact our effective tax rate to the extent non-U.S. rates differ from the combined U.S. federal and state tax rate.
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

•
Net Income Attributable to Non-controlling Interests in Consolidated Subsidiaries. This category primarily represents the economic interest in the Oaktree Operating Group owned by OCGH (“OCGH non-controlling interest”), as well as the economic interest in certain consolidated subsidiaries held by third parties. Prior to the Restructuring, this category included the OCGH non-controlling interest in all six Oaktree Operating Group entities; subsequent to the Restructuring, it includes only the OCGH non-controlling interest in Oaktree Capital I and OCM Cayman. The OCGH non-controlling interest is determined at the Oaktree Operating Group level based on the weighted average proportionate share of Oaktree Operating Group units held by the OCGH unitholders. Inasmuch as the number of outstanding Oaktree Operating Group units corresponds with the total number of outstanding Class A and OCGH units, changes in the economic interest held by the OCGH unitholders are driven by our additional issuances of Class A and OCGH units, as well as repurchases and forfeitures of, and exchanges between, Class A and OCGH units. Certain of our expenses, such as income tax and related administrative expenses of Oaktree Capital Group, LLC and its Intermediate Holding Companies, are solely attributable to the Class A unitholders. Please see note 13 to our consolidated financial statements included elsewhere in this annual report for additional information on the economic interest in the Oaktree Operating Group owned by OCGH.

Net Income Attributable to Preferred Unitholders
This category represents distributions declared, if any, on our preferred units. Please see note 13 to our condensed consolidated financial statements for more information.

Operating Metrics
We monitor certain operating metrics that we believe provide important information and data regarding our business. As a result of the Restructuring, a substantial portion of our revenues will be comprised of incentive income and investment income earned in our capacity as general partner of certain Oaktree funds. To analyze and monitor our operating performance we utilize incentive-creating AUM, incentives created (fund level) and accrued incentives (fund level). These operating metrics provide us with detailed information and insight into the operating performance of the funds we manage.
Incentive-creating Assets Under Management.
Incentive-creating AUM refers to the AUM that may eventually produce incentive income. It generally represents the NAV of Oaktree funds for which we are entitled to receive an incentive allocation, excluding CLOs and investments made by us and our or Oaktree employees and directors (which are not subject to an incentive allocation) and gross assets (including assets acquired with leverage), net of cash, for our BDCs. All funds for which we are entitled to receive an incentive allocation are included in incentive-creating AUM, regardless of whether or not they are currently above their preferred return or high-water mark and therefore generating incentives. Incentive-creating AUM does not include undrawn capital commitments.
Accrued Incentives (Fund Level) and Incentives Created (Fund Level)
Oaktree funds record as accrued incentives the incentive income that would be paid to us if the funds were liquidated at their reported values as of the date of the financial statements. Incentives created (fund level) refers to the gross amount of potential incentives generated by these funds during the period. We refer to the amount of accrued incentives recognized as revenue by us as incentive income. Amounts recognized by us as incentive income are no longer included in accrued incentives (fund level), the term we use for remaining fund-level accruals. The amount of incentives created may fluctuate substantially as a result of changes in the fair value of the underlying investments of the fund, as well as incentives created in excess of our typical 20% share due to catch-up allocations for applicable closed-end funds. In general, while in the catch-up layer, approximately 80% of any increase or decrease, respectively, in the fund’s NAV results in a commensurate amount of positive or negative incentives created (fund level).
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
Incentives created (fund level), incentive income and accrued incentives (fund level) are presented gross, without deduction for direct compensation expense that is owed to Oaktree investment professionals associated with the particular fund when we earn the incentive income. We call that charge “incentive income compensation expense.” Incentive income compensation expense varies by the investment strategy and vintage of the particular fund, among many other factors.
Incentives created (fund level) often reflects investments measured at fair value and therefore is subject to risk of substantial fluctuation by the time the underlying investments are liquidated. We earn the incentive income, if any, that the fund is then obligated to pay us with respect to our incentive interest (generally 20%) in the profits of our unaffiliated investors, subject to an annual preferred return of typically 8%. Incentive income is recognized when it is probable that significant reversal of revenue will not occur. We track incentives created (fund level) because it provides an indication of the value for us currently being created by investment activities of the funds and facilitates comparability with those companies in our industry that account for investments in carry funds as equity-method investments, thus effectively reflecting an accrual-based method for recognizing incentive income in their financial statements.

GAAP Consolidated Results of Operations (1)(2)
The following table sets forth our audited consolidated statements of operations:

	Year Ended December 31,
	2019	2018	2017
	(in thousands, except per unit data)
Revenues:
Management fees	$578,863	$712,020	$726,414
Incentive income	350,124	674,059	743,353
Total revenues	928,987	1,386,079	1,469,767
Expenses:
Compensation and benefits	(368,196)	(407,674)	(392,827)
Equity-based compensation	(65,533)	(62,989)	(59,337)
Incentive income compensation	(175,753)	(338,675)	(416,481)
Total compensation and benefits expense	(609,482)	(809,338)	(868,645)
General and administrative	(189,447)	(153,483)	(130,892)
Depreciation and amortization	(20,287)	(25,862)	(15,776)
Consolidated fund expenses	(23,315)	(11,888)	(10,030)
Total expenses	(842,531)	(1,000,571)	(1,025,343)
Other income (loss):
Interest expense	(197,159)	(160,111)	(169,888)
Interest and dividend income	368,870	287,155	215,119
Net realized gain (loss) on consolidated funds’ investments	(17,773)	(23,528)	20,400
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	9,937	(164,592)	55,061
Investment income	146,569	157,110	201,289
Other income, net	58	7,782	138,519
Total other income	310,502	103,816	460,500
Income before income taxes	396,958	489,324	904,924
Income taxes	(9,620)	(24,779)	(215,442)
Net income	387,338	464,545	689,482
Less:
Net (income) loss attributable to non-controlling interests in consolidated funds	(93,620)	41,691	(33,204)
Net income attributable to non-controlling interests in consolidated subsidiaries	(138,879)	(282,818)	(424,784)
Net income attributable to Oaktree Capital Group, LLC	154,839	223,418	231,494
Net income attributable to preferred unitholders	(27,316)	(12,277)	—
Net income attributable to Oaktree Capital Group, LLC Class A unitholders	$127,523	$211,141	$231,494

Distributions declared per Class A unit	$4.96	$2.97	$3.21
Net income per unit (basic and diluted):
Net income per Class A unit	$1.59	$2.99	$3.61
Weighted average number of Class A units outstanding	80,045	70,526	64,148

(1)
As a result of the Restructuring, as of October 1, 2019, four of the six Oaktree Operating Group entities are no longer our indirect subsidiaries. The deconsolidation of the four Oaktree Operating Group entities that are no longer our indirect subsidiaries is presented on a prospective basis and did not require that prior periods be recast. Accordingly, effective October 1, 2019, our consolidated financial statements reflect our indirect economic interest in only two of the Oaktree Operating Group entities: (i) Oaktree Capital I, which acts as or controls the general partner of certain Oaktree funds and which holds a majority of Oaktree’s investments in its funds and (ii) OCM Cayman, which represents Oaktree’s non-U.S. fee business.

(2)
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

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Revenues
Management Fees
Management fees decreased $133.2 million, or 18.7%, to $578.9 million for the year ended December 31, 2019, from $712.0 million for the year ended December 31, 2018. The decrease was primarily attributable to the impact of the Restructuring, which became effective on October 1, 2019.
Incentive Income
A summary of incentive income is set forth below:

	Year Ended December 31,
	2019	2018
	(in thousands)
Incentive Income:
Oaktree funds:
Credit	$267,780	$326,344
Private Equity	41,438	285,622
Real Assets	24,477	61,496
Listed Equities	13,022	103
Non-Oaktree	3,407	494
Total incentive income	$350,124	$674,059
Incentive income decreased $324.0 million, or 48.1%, to $350.1 million for the year ended December 31, 2019, from $674.1 million for the year ended December 31, 2018. The decline in incentive income was primarily due to lower tax-related incentive income and the Restructuring. The year ended December 31, 2019 included $181.2 million from Oaktree Opportunities Fund VIII while OCM Principal Opportunities Fund IV contributed $104.8 million of incentive income in 2018.
Expenses
Compensation and Benefits
Compensation and benefits expense decreased $39.5 million, or 9.7%, to $368.2 million for the year ended December 31, 2019, from $407.7 million for the year ended December 31, 2018, primarily reflecting the impact of the Restructuring.
Equity-based Compensation
Equity-based compensation expense increased $2.5 million, or 4.0%, to $65.5 million for the year ended December 31, 2019, from $63.0 million for the year ended December 31, 2018, primarily due to the impact of unit grants made during the first quarter of 2019, partially offset by the impact of the Restructuring.
Incentive Income Compensation
Incentive income compensation expense decreased $162.9 million, or 48.1%, to $175.8 million for the year ended December 31, 2019, from $338.7 million for the year ended December 31, 2018, primarily reflecting the decline in incentive income.
General and Administrative
General and administrative expense increased $35.9 million, or 23.4%, to $189.4 million for the year ended December 31, 2019, from $153.5 million for the year ended December 31, 2018, primarily reflecting the impact of costs incurred as part of the Mergers, partially offset by the impact of the Restructuring.

Depreciation and Amortization
Depreciation and amortization expense decreased $5.6 million, or 21.6%, to $20.3 million for the year ended December 31, 2019, from $25.9 million for the year ended December 31, 2018. The decrease primarily reflected the impact of the Restructuring.
Consolidated Fund Expenses
Consolidated fund expenses increased $11.4 million, or 95.8%, to $23.3 million for the year ended December 31, 2019, from $11.9 million for the year ended December 31, 2018. The increase reflects growth in the asset base and general costs incurred by our consolidated funds.
Other Income (Loss)
Interest Expense
Interest expense increased $37.1 million, or 23.2%, to $197.2 million for the year ended December 31, 2019, from $160.1 million for the year ended December 31, 2018. The increase primarily reflected increased borrowings in 2019 related to the Company’s CLO investments.
Interest and Dividend Income
Interest and dividend income increased $81.7 million, or 28.5%, to $368.9 million for the year ended December 31, 2019, from $287.2 million for the year ended December 31, 2018. The increase was primarily attributable to our consolidated funds.
Net Realized Gain (Loss) on Consolidated Funds’ Investments
Net realized gain (loss) on consolidated funds’ investments decreased $5.7 million, to a net loss of $17.8 million for the year ended December 31, 2019, from a net loss of $23.5 million for the year ended December 31, 2018. The decrease reflected our consolidated funds’ performance in each period.
Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
The net change in unrealized appreciation (depreciation) on consolidated funds’ investments increased $174.5 million, to net appreciation of $9.9 million for the year ended December 31, 2019, from net depreciation of $164.6 million for the year ended December 31, 2018. Excluding the impact of the reversal of net realized gain (loss) on consolidated funds’ investments, the net change in unrealized appreciation (depreciation) on consolidated funds’ investments increased $180.3 million to a net gain of $7.8 million for the year ended December 31, 2019, from a net loss of $188.1 million for the year ended December 31, 2018. The increase reflected our consolidated funds’ performance in each period.
Investment Income
A summary of investment income is set forth below:

	Year Ended December 31,
	2019	2018
Income (loss) from investments in funds:	(in thousands)
Oaktree funds:
Credit	$38,792	$38,139
Private Equity	22,095	12,663
Real Assets	5,954	21,028
Listed Equities	14,561	(4,585)
Non-Oaktree	65,167	89,865
Total investment income	$146,569	$157,110
Investment income decreased $10.5 million, or 6.7%, to $146.6 million for the year ended December 31, 2019, from $157.1 million for the year ended December 31, 2018. The decrease primarily reflected lower returns on our Real Asset and Non-Oaktree investments, partially offset by increased returns on our Private Equity and Listed Equities investments.

Other Income, Net
Other income, net decreased $7.7 million, or 98.7%, to $0.1 million for the year ended December 31, 2019, from $7.8 million for the year ended December 31, 2018.
Income Taxes
Income taxes decreased $15.2 million, or 61.3%, to $9.6 million for the year ended December 31, 2019, from $24.8 million for the year ended December 31, 2018, primarily reflecting lower pre-tax income attributable to Class A unitholders and the impact of the Restructuring. The effective tax rates applicable to Class A unitholders for 2019 and 2018 were 5% and 9%, respectively.  We generally expect variability in tax rates between periods, because the effective tax rate is a function of the mix of income and other factors, each of which can have a material impact on the particular period’s income tax expense and may vary significantly within or between years.  Please see “—Understanding Our Results—Consolidation of Oaktree Funds.”
Net (Income) Loss Attributable to Non-controlling Interests in Consolidated Funds
Net (income) loss attributable to non-controlling interests in consolidated funds increased $135.3 million, to $93.6 million for the year ended December 31, 2019, from a loss of $41.7 million for the year ended December 31, 2018. The increase primarily reflected our consolidated funds’ performance attributable to third-party investors in each period. These effects are described in more detail under “—Other Income (Loss)” above.
Net Income Attributable to Oaktree Capital Group, LLC Class A Unitholders
Net income attributable to OCG Class A unitholders decreased $83.6 million, or 39.6%, to $127.5 million for the year ended December 31, 2019, from $211.1 million for the year ended December 31, 2018, primarily reflecting the impact of lower operating profits and the Restructuring.
Operating Metrics
We monitor certain operating metrics that we believe provide important data regarding our business. These operating metrics include incentive-creating AUM, incentives created (fund level) and accrued incentives (fund level).

	As of or for the Year Ended December 31,
	2019	2018	2017
	(in thousands except as otherwise indicated)

Operating Metrics: (1)
Assets under management (in millions):
Incentive-creating assets under management	$25,330	$34,629	$33,311
Accrued incentives (fund level):
Incentives created (fund level)	269,421	297,316	641,645
Incentives created (fund level), net of associated incentive income compensation expense	132,959	148,362	306,885
Accrued incentives (fund level)	938,806	1,722,120	1,920,339
Accrued incentives (fund level), net of associated incentive income compensation expense	439,128	811,796	920,852

(1)
As a result of the Restructuring, effective October 1, 2019, our Operating Metrics include only the portion associated with the two Oaktree Operating Group entities that remain our indirect subsidiaries.

(2)
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

Incentive-creating AUM
Incentive-creating AUM is set forth below. The portion of incentive-creating AUM generating incentives at the fund level was $16.1 billion, $19.5 billion and $22.0 billion as of December 31, 2019, 2018 and 2017, respectively. Incentive-creating AUM does not include undrawn capital commitments.

	As of December 31,
	2019	2018	2017
	(in millions)
Incentive-creating Assets Under Management:
Closed-end funds	$21,530	$27,809	$27,322
Evergreen funds	3,800	6,215	5,383
DoubleLine	—	605	606
Total	$25,330	$34,629	$33,311
Year Ended December 31, 2019
Incentive-creating AUM decreased $9.3 billion, or (26.9)%, to $25.3 billion as of December 31, 2019, from $34.6 billion as of December 31, 2018. The decrease primarily reflected $10.5 billion of lower incentive-creating assets under management due to the Restructuring.
Accrued Incentives (Fund Level) and Incentives Created (Fund Level)
Accrued incentives (fund level), gross and net of incentive income compensation expense, as well as changes in accrued incentives (fund level), are set forth below.

	As of or for the Year Ended December 31,
	2019	2018	2017
	(in thousands)
Accrued Incentives (Fund Level): (1)
Beginning balance	$1,722,120	$1,920,339	$2,014,097
Incentives created (fund level):
Closed-end funds	227,680	270,694	588,220
Evergreen funds	37,141	24,622	49,246
DoubleLine	4,600	2,000	4,179
Total incentives created (fund level)	269,421	297,316	641,645
Less: incentive income recognized by us	(537,139)	(495,535)	(735,403)
Less: Restructuring reallocation of accrued incentives	$(515,596)	$—	$—
Ending balance	$938,806	$1,722,120	$1,920,339
Accrued incentives (fund level), net of associated incentive income compensation expense	$439,128	$811,796	$920,852

(1)
As a result of the Restructuring, as of October 1, 2019, four of the six Oaktree Operating Group entities are no longer our indirect subsidiaries. Accordingly, effective October 1, 2019, our consolidated financial statements reflect our indirect economic interest in only two of the Oaktree Operating Group entities: (i) Oaktree Capital I, which acts as or controls the general partner of certain Oaktree funds and which holds a majority of Oaktree’s investments in its funds and (ii) OCM Cayman, which represents Oaktree’s non-U.S. fee business. Additionally, effective October 1, 2019, our Operating Metrics include only the portion associated with the remaining two Oaktree Operating Group entities.

As of December 31, 2019, 2018 and 2017, the portion of net accrued incentives (fund level) represented by funds that were currently paying incentives was $80.6 million (or 18.4%), $237.0 million (29.2%) and $237.2 million (25.8%), respectively, with the remainder arising from funds that as of that date were not at the stage of their cash distribution waterfall where Oaktree was entitled to receive incentives, other than possibly tax-related distributions.
As of December 31, 2019, $383.3 million, or 87.3%, of the net accrued incentives (fund level) was in evergreen or closed-end funds in their liquidation period. Please see “—Critical Accounting Policies—Fair Value of Financial Instruments” for a discussion of the fair-value hierarchy level established by GAAP.

Year Ended December 31, 2019
Incentives created (fund level) was $183.0 million for the year ended December 31, 2019, primarily reflecting $82.4 million of incentives created (fund level) from Private Equity funds, $44.2 million from Real Asset funds and $40.8 million from Credit funds.

GAAP Statement of Financial Condition
We manage our financial condition without the consolidation of the Oaktree funds in which we serve as general partner. Since Oaktree’s founding, Oaktree and, by extension, we have managed our financial condition in a way that builds our capital base and maintains sufficient liquidity for known and anticipated uses of cash. Our assets do not include accrued incentives (fund level), an off-balance sheet metric.
The following table presents our GAAP condensed consolidating statement of financial condition:

	As of December 31, 2019
	Oaktree and Operating Subsidiaries	Consolidated Funds	Eliminations	Consolidated
	(in thousands)
Assets:
Cash and cash-equivalents	$323,550	$—	$—	$323,550
U.S. Treasury and other securities	9,232	—	—	9,232
Corporate investments	1,378,578	—	(669,441)	709,137
Deferred tax assets	3,096	—	—	3,096
Operating lease assets	39,702	—	—	39,702
Receivables and other assets	222,575	—	(3,744)	218,831
Assets of consolidated funds	—	7,961,214	—	7,961,214
Total assets	$1,976,733	$7,961,214	$(673,185)	$9,264,762
Liabilities and Capital:
Liabilities:
Accounts payable and accrued expenses	$141,708	$—	$426	$142,134
Due to affiliates	87,063	—	—	87,063
Lease liabilities	45,793	—	—	45,793
Debt obligations	—	—	—	—
Liabilities of consolidated funds	—	6,441,343	(19,962)	6,421,381
Total liabilities	274,564	6,441,343	(19,536)	6,696,371
Non-controlling redeemable interests in consolidated funds	—	—	866,222	866,222
Capital:
Capital attributable to OCG preferred unitholders	400,584	—	—	400,584
Capital attributable to OCG Class A unitholders	798,332	400,817	(400,817)	798,332
Non-controlling interest in consolidated subsidiaries	503,253	252,832	(252,832)	503,253
Non-controlling interest in consolidated funds	—	866,222	(866,222)	—
Total capital	1,702,169	1,519,871	(1,519,871)	1,702,169
Total liabilities and capital	$1,976,733	$7,961,214	$(673,185)	$9,264,762

Corporate Investments

	As of December 31,
	2019	2018
	(in thousands)
Oaktree funds:
Credit	$932,445	$994,292
Private Equity	241,062	237,913
Real Assets	172,078	357,382
Listed Equities	28,846	94,736
Non-Oaktree	4,147	86,907
Total corporate investments – Oaktree and operating subsidiaries	1,378,578	1,771,230
Eliminations	(669,441)	(561,466)
Total corporate investments – Consolidated	$709,137	$1,209,764

Liquidity and Capital Resources
We manage our liquidity and capital requirements by focusing on our cash flows before the consolidation of Oaktree funds and the effect of normal changes in short-term assets and liabilities. Our primary cash flow activities on an unconsolidated basis involve (a) generating cash flow from operations, (b) generating income from investment activities, including strategic investments in certain third parties, (c) funding capital commitments that we have made to Oaktree funds in which we act as general partner, (d) funding our growth initiatives, (e) distributing cash flow to our Class A and OCGH unitholders, (f) borrowings, interest payments and repayments under credit agreements, our senior notes and other borrowing arrangements, and (g) issuances of, and distributions made on, our preferred units. As of December 31, 2019, the Company had $332.8 million of cash and U.S. Treasury and other securities and no outstanding debt. See the Future Sources and Uses of Liquidity section for additional details of Oaktree and its indirect subsidiaries financing activities in 2019.
Ongoing sources of cash include (a) management and sub-advisory fees, which are collected monthly or quarterly, (b) incentive income, which is volatile and largely unpredictable as to amount and timing, and (c) distributions stemming from our corporate investments in funds and companies. We primarily use cash flow from operations and distributions from our corporate investments to pay compensation and related expenses, general and administrative expenses, income taxes, debt service, capital expenditures and distributions. This same cash flow, together with proceeds from equity and debt issuances, is also used to fund corporate investments, fixed assets and other capital items. Subject to applicable law and certain consent rights contained in our operating agreement, pursuant to a covenant in our operating agreement we plan to cause the Oaktree Operating Group, including our indirect subsidiaries Oaktree Capital I and OCM Cayman, to distribute, on a quarterly basis, at least 85% of its adjusted distributable earnings, as defined in our operating agreement, and we plan to distribute amounts we receive in respect of such distributions, less any tax and tax receivable obligations, to holders of our Class A units. Distributions from each Operating Group entity may not be proportionate to its share of adjusted distributable earnings.
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
Because our consolidated funds are either treated as investment companies for accounting purposes or represent CLOs whose primary operations are investing activities, their investing cash flow amounts are included in our cash flows from operations. We believe that we and each of the consolidated funds has sufficient access to cash to fund our and their respective operations in the near term.
Significant amounts from our consolidated statements of cash flows for the years ended December 31, 2019, 2018 and 2017 are discussed below.
Operating Activities
Operating activities used $3,133.6 million, $617.0 million and $336.3 million of cash in 2019, 2018 and 2017, respectively. These amounts principally reflected net income, purchases of securities, net of non-cash adjustments, in each of the respective periods and net purchases of securities of the consolidated funds.
Investing Activities
Investing activities provided $751.4 million of cash in 2019, used $493.2 million of cash in 2018 and provided $343.0 million of cash in 2017. Net activity from purchases, maturities and sales of U.S. Treasury and other securities included net proceeds of $527.3 million in 2019, net purchases of $370.0 million in 2018 and net proceeds of $581.2 million in 2017. Corporate investments in funds and companies of $264.7 million, $442.2 million and $158.7 million in 2019, 2018 and 2017, respectively, consisted of the following:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Funds	$1,000.6	$739.2	$487.2
Eliminated in consolidation	(735.9)	(297.0)	(328.5)
Total investments	$264.7	$442.2	$158.7

Distributions and proceeds from corporate investments in funds and companies of $495.5 million, $324.9 million and $264.2 million in 2019, 2018 and 2017, respectively, consisted of the following:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Funds	$897.1	$562.9	$369.6
Eliminated in consolidation	(401.6)	(238.0)	(105.4)
Total investments	$495.5	$324.9	$264.2

Purchases of fixed assets were $6.8 million, $5.8 million and $29.4 million in 2019, 2018 and 2017, respectively. Additionally, 2017 included a $319.4 million payment for the BDC acquisition and $5.0 million in proceeds from the sale of a prior corporate aircraft.
Financing Activities
Financing activities provided $2,730.3 million of cash in 2019, provided $995.0 million of cash in 2018 and used $51.0 million of cash in 2017. Financing activities included: (a) net contributions from non-controlling interests in consolidated funds of $557.2 million, $112.2 million and $183.1 million in 2019, 2018 and 2017, respectively; (b) net borrowings on credit facilities of the consolidated funds of $159.4 million, $0 and $331.8 million in 2019, 2018 and 2017, respectively; (c) distributions to unitholders of $827.1 million, $507.7 million and $562.0 million in 2019, 2018 and 2017, respectively; (d) net unit purchases of $12.2 million, $12.0 million and $12.3 million in 2019, 2018 and 2017, respectively; (e) payments of debt issuance costs of $4.2 million, $4.0 million and $8.2 million in 2019, 2018 and 2017, respectively; and (f) proceeds from debt obligations issued by our CLOs of $4,754.1 million, $1,741.3 million and $1,709.6 million in 2019, 2018 and 2017, respectively. Additionally, (a) 2018 included $400.6 million of net proceeds from the issuance of preferred units, (b) 2019, 2018, and 2017 included repayments of $1,893.5 million, $730.5 million, and $1,688.2 million, respectively, related to CLO debt obligations that were refinanced and (c) 2017 included proceeds from the issuance of $250.0 million of senior notes due 2032, which were used to repay $250.0 million of senior notes due 2019.
Future Sources and Uses of Liquidity
We expect to continue to make distributions to our preferred unitholders in accordance with their contractual terms and our Class A unitholders pursuant to our distribution policy for our common units as described in our operating agreement. In the future, subject to our operating agreement we may also issue additional units or debt and other equity securities with the objective of increasing our available capital. In addition, we may, from time to time, repurchase our preferred units in open market or privately negotiated purchases or otherwise, redeem our preferred units pursuant to the terms of their respective governing documents, or repurchase OCGH units.
In addition to our ongoing sources of cash that include management and sub-advisory fees, incentive income and distributions related to our corporate investments in funds and companies, we also have access to liquidity through our debt financings, credit agreements and equity financings. Prior to the Restructuring, our financial statements reflected debt and debt service of the entire Oaktree Operating Group, however, OCM has historically been the only direct borrower or issuer under credit agreements and private placement notes with third parties and made all payments of principal and interest. While certain Oaktree Operating Group entities (including Oaktree Capital I) are co-obligors and jointly and severally liable, debt obligations are reflected in the consolidated financial statements based upon the entity that actually made the borrowing and received the related proceeds. Accordingly, our financial statements after the Restructuring generally will not reflect debt obligations, interest expense or related liabilities associated with our operating subsidiaries, until such time as Oaktree Capital I, one of our two remaining Oaktree Operating Group entities, directly borrows or issues notes under such arrangements.
We believe that the sources of liquidity described below will be sufficient to fund our working capital requirements for at least the next twelve months.
Debt Financings
In December 2019, our former indirect subsidiaries OCM, Oaktree Capital II, Oaktree AIF, and our indirect subsidiary Oaktree Capital I (collectively, the “Borrowers”) entered into the Fifth Amendment to Credit Agreement (the “Fifth Amendment”), which amended the credit agreement dated as of March 31, 2014 (as amended through and including the Fifth Amendment, the “Credit Agreement”). The Fifth Amendment extended the maturity date of the Credit Agreement from March 29, 2023 to December 13, 2024, increased the revolving credit facility (the “Revolver”) from $500 million to $650 million, provided for the refinancing of the then-outstanding $150 million term loan balance with revolving loans, and provides the Borrowers with the option to extend the new maturity date by one year up to two times if the lenders holding at least 50% of the aggregate amount of the revolving loan commitment thereunder on the date of the Borrowers’ extension request consent to such extension. The Fifth Amendment also favorably updated the commitment fee and interest rate margins in the corporate ratings-based pricing grid, increased the AUM covenant threshold from $60 billion to $65 billion and made certain other amendments to the provisions of the Credit Agreement. Borrowings under the Credit Agreement generally bear interest at a spread to either LIBOR or an alternative base rate. Based on the current credit ratings of OCM, the interest rate on borrowings is LIBOR plus 0.88% per annum and the commitment fee on the unused portions of the Revolver is 0.08% per annum. The Credit Agreement contains customary financial covenants and restrictions, including (after giving effect to the Fifth Amendment) covenants regarding a maximum leverage ratio of 3.50x-to-1.00x and a minimum required level of assets under management (as defined in the credit agreement). As of December 31, 2019, OCM had $150 million of outstanding borrowings under the $650 million revolving credit facility.
In December 2017, our former indirect subsidiary, OCM, issued and sold to certain accredited investors $250 million of 3.78% senior notes due 2032 (the “2032 Notes”). The 2032 Notes are senior unsecured obligations of the issuer, jointly and severally guaranteed by our indirect subsidiary, Oaktree Capital I and our former indirect subsidiaries, Oaktree Capital II and Oaktree AIF. The proceeds from the sale of the 2032 Notes and cash on hand were used to redeem the $250 million of 6.75% Senior Notes due 2019 and to pay the related make-whole premium to holders thereof. In connection with the Notes offering, we entered into a cross-currency swap agreement to euros, reducing the interest cost to 1.95% per year. The 2032 Notes provide for certain affirmative and negative covenants, including financial covenants relating to the issuer’s and guarantors’ combined leverage ratio and minimum assets under management. In addition, the 2032 Notes contain customary representations and warranties of the issuer and the guarantors, and customary events of default, in certain cases, subject to cure periods. The issuer may prepay all, or from time to time any part of, the 2032 Notes at any time, subject to the issuer’s payment of the applicable make-whole amount determined with respect to such principal amount prepaid. Upon the occurrence of a change of control, the issuer will be required to make an offer to prepay the 2032 Notes together with the applicable make-whole amount determined with respect to such principal amount prepaid.
In July 2016, our former indirect subsidiary, OCM, issued and sold to certain accredited investors $100 million of 3.69% senior notes due July 12, 2031 (the “2031 Notes”). The 2031 Notes are senior unsecured obligations of the issuer, jointly and severally guaranteed by our indirect subsidiary Oaktree Capital I, and our former indirect subsidiaries, Oaktree Capital II and Oaktree AIF pursuant to a note and guaranty agreement. The proceeds from the sale of the 2031 Notes were used to simultaneously repay $100 million of borrowings outstanding under the $250 million term loan due March 31, 2021. The 2031 Notes provide for certain affirmative and negative covenants, including financial covenants relating to the issuer’s and guarantors’ combined leverage ratio and minimum assets under management. In addition, the 2031 Notes contain customary representations and warranties of the issuer and the guarantors, and customary events of default, in certain cases, subject to cure periods. The issuer may prepay all, or from time to time any part of, the 2031 Notes at any time, subject to the issuer’s payment of the applicable make-whole amount determined with respect to such principal amount prepaid. Upon the occurrence of a change of control, the issuer will be required to make an offer to prepay the 2031 Notes together with the applicable make-whole amount determined with respect to such principal amount prepaid.
In September 2014, our former indirect subsidiary, OCM issued and sold to certain accredited investors $50 million aggregate principal amount of 3.91% Senior Notes, Series A, due September 3, 2024 (the “Series A Notes”), $100 million aggregate principal amount of 4.01% Senior Notes, Series B, due September 3, 2026 (the “Series B Notes”) and $100 million aggregate principal amount of 4.21% Senior Notes, Series C, due September 3, 2029 (the “Series C Notes” and together with the Series A Notes and the Series B Notes, the “Senior Notes”) pursuant to a note and guarantee agreement. The Senior Notes are senior unsecured obligations of the issuer, guaranteed on a joint and several basis by our indirect subsidiary Oaktree Capital I, and our former indirect subsidiaries, Oaktree Capital II and Oaktree AIF. Interest on the 2014 Notes is payable semi-annually. The Senior Notes provide for certain affirmative and negative covenants, including financial covenants relating to the issuer’s and guarantors’ combined leverage ratio and minimum assets under management. In addition, the Senior Notes contain customary representations and warranties of the issuer and the guarantors, and customary events of default, in certain cases, subject to cure periods. The issuer may prepay all, or from time to time any part of, the Senior Notes at any time, subject to the issuer’s payment of the applicable make-whole amount determined with respect to such principal amount prepaid. Upon the occurrence of a change of control, the issuer will be required to make an offer to prepay the Senior Notes together with the applicable make-whole amount determined with respect to such principal amount prepaid.

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

Contractual Obligations, Commitments and Contingencies
In the ordinary course of business, we and our consolidated funds enter into contractual arrangements that may require future cash payments. The following table sets forth information related to anticipated future cash payments as of December 31, 2019:

	2020	2021-2022	2023-2024	Thereafter	Total
	(in thousands)
Oaktree and Operating Subsidiaries:
Operating lease obligations (1)	$6,262	$11,581	$9,024	$28,778	$55,645
Commitments to Oaktree and third-party funds (4)	237,250	—	—	—	237,250
Subtotal	243,512	11,581	9,024	28,778	292,895
Consolidated Funds:
Debt obligations payable (2)	—	—	—	159,411	159,411
Interest obligations on debt (3)	3,660	7,320	7,320	7,106	25,406
Debt obligations of CLOs (2)	204,290	—	—	5,622,072	5,826,362
Interest on debt obligations of CLOs (3)	158,717	259,771	258,085	682,164	1,358,737
Commitments to fund investments (5)	2,263	—	—	—	2,263
Total	$612,442	$278,672	$274,429	$6,499,531	$7,665,074

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

(4)
These obligations represent commitments by us to provide general partner capital funding to our funds and limited partner capital funding to funds managed by unaffiliated third parties. These amounts are generally due on demand and are therefore presented in the 2020 column. Capital commitments are expected to be called over a period of several years.

(5)
These obligations represent commitments by our funds to make investments or fund uncalled contingent commitments. These amounts are generally due either on demand or by various contractual dates that vary by investment and are therefore presented in the 2020 column. Capital commitments are expected to be called over a period of several years.

In some of our service contracts or management agreements, we have agreed to indemnify third-party service providers or separate account clients under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has neither been included in the above table nor recorded in our consolidated financial statements as of December 31, 2019.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements. Please see note 18 to our consolidated financial statements included elsewhere in this annual report for information on our commitments and contingencies.
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
Price Risk
Impact on Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
As of December 31, 2019, we had investments at fair value of $7.4 billion related to our consolidated funds, primarily consisting of investments held by our CLOs. We estimate that a 10% decline in market values would result in a decrease in unrealized appreciation (depreciation) on the consolidated funds’ investments of $735.8 million. Of this decline, approximately $312.6 million would impact net income and $191.3 million would impact net income attributable to OCG Class A unitholders, with the remainder attributable to non-controlling interests and third-party debt holders in our CLOs. The magnitude of the impact on net income is largely affected by the percentage of our equity ownership interest and levered nature of our CLO investments.
Impact on Management Fees (before consolidation of funds)
Management fees are generally assessed in the case of (a) our open-end and evergreen funds, based on NAV, and (b) our closed-end funds, based on committed capital, drawn capital or cost basis during the investment period and, during the liquidation period, based on the lesser of (i) the total funded committed capital or (ii) the cost basis of assets remaining in the fund. Management fees are affected by changes in market values to the extent they are based on NAV. For the years ended December 31, 2019 and 2018, NAV-based management fees represented approximately 33% and 37%, respectively, of total management fees. For the year ended December 31, 2019, we estimate that a 10% decline in market values of the investments held in our funds would have resulted in an approximate $19.7 million decrease in the amount of management fees received. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds or the timing of fund flows.
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

Impact on Investment Income (before consolidation of funds)
Investment income or loss arises from our pro-rata share of income or loss from our investments, generally in our capacity as general partner in our funds and as an investor in our CLOs and third-party managed funds or companies. This income is directly affected by changes in market risk factors. Based on investments held as of December 31, 2019, a 10% decline in fair values of the investments held in our funds and other holdings would result in a $376.4 million decrease in the amount of investment income. The estimated decline of $376.4 million is greater than 10% of the December 31, 2019 corporate investments balance primarily due to the levered nature of our CLO investments. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds, the timing of fund flows or the timing of new investments or realizations.
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
We estimate that for the year ended December 31, 2019, without considering the impact of derivative instruments, a 10% decline in the average exchange rate of the U.S. dollar would have resulted in the following approximate effects on our operating results:

•	our management fees (relating to (a) and (b) above) would have increased by $13.1 million;

•	our operating expenses would have increased by $17.1 million;

•	OCGH interest in net income of consolidated subsidiaries would have decreased by $2.2 million; and

•	our income tax expense would have decreased by $0.4 million.
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

Interest-rate Risk
As of December 31, 2019, the Company and its operating subsidiaries had no debt obligations outstanding under the three senior notes issuances and revolving credit facility for which it is jointly and severally liable. Each senior notes issuance accrues interest at a fixed rate. The revolving credit facility accrues interest at a variable rate. Of the $0.3 billion of aggregate cash and U.S. Treasury and other securities as of December 31, 2019, we estimate that the Company and its operating subsidiaries would generate an additional $3.3 million in interest income on an annualized basis as a result of a 100-basis point increase in interest rates.
Our consolidated funds have debt obligations, most of which accrue interest at variable rates. Changes in these rates would affect the amount of interest payments that our funds would have to make, impacting future earnings and cash flows. As of December 31, 2019, the consolidated funds had $5.6 billion of principal or par value, as applicable, outstanding under these debt obligations. We estimate that interest expense relating to variable-rate debt would increase on an annualized basis by $55.6 million in the event interest rates were to increase by 100 basis points.
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
Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Unitholders and Board of Directors of Oaktree Capital Group, LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Oaktree Capital Group, LLC (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, cash flows and changes in unitholders’ capital for each of three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Adoption of New Accounting Standards

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of lease recognition in 2019 due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842), and the related amendments.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue in 2018 due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the related amendments.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of investments which utilize significant unobservable inputs
Description of the Matter
At December 31, 2019, the balances of the Company’s investments, at fair value, categorized as Level III within the fair value hierarchy totaled $542.7 million. The fair value of these investments is determined by management using the valuation techniques and significant unobservable inputs described in Notes 2 and 7 to the consolidated financial statements.
Auditing the fair value of the Company’s investments categorized as Level III within the fair value hierarchy was complex and involved a high degree of auditor subjectivity due to the estimation uncertainty resulting from the unobservable nature of the inputs used in the valuations and the limited number of comparable market transactions for the same or similar investments.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s investment valuation process, including management's assessment of the significant inputs and estimates used in the fair value measurements.
We performed the following procedures, among others, for a sample of the Company’s Level III investments:
We tested the mathematical accuracy of the Company’s valuation models utilized and agreed the values in the models to the Company’s books and records. We evaluated the valuation techniques used by the Company and considered the consistency in application of the valuation techniques to each subject investment and investment class. We evaluated the reasonableness of the significant unobservable inputs by comparing the inputs used by the Company to third-party sources, such as recent trades, market indexes or other market data and evaluated the consistency of expected cash flows with historical operating results. Where applicable, we utilized our internal valuation specialists to assist with these procedures, including developing independent ranges of inputs that we compared to the inputs selected by management or independent fair value estimates that we compared to the Company’s fair value estimates. We considered other information obtained during the audit that corroborated or contradicted the Company’s inputs or fair value measurements. For a sample of investments sold during the year, we compared the transaction price to the Company’s fair value estimate as of the prior reporting period to assess the reasonableness of management’s fair value estimates. We also reviewed subsequent events and transactions, including sales of a sample of investments subsequent to the balance sheet date, and considered whether they corroborated or contradicted the Company’s year-end valuations.

Brookfield transaction
Description of the Matter
As discussed in Notes 1 and 16 to the consolidated financial statements, the Company and Brookfield Asset Management Inc. (“Brookfield”) entered into an agreement and plan of merger pursuant to which Brookfield acquired 61.2% of the Company’s business in a stock and cash transaction that closed on September 30, 2019 (the “Merger”). Following the Merger, the remaining 38.8% of the business continues to be owned by Oaktree Capital Group Holdings, L.P (“OCGH”).
On October 1, 2019, the Company and certain other entities completed a restructuring (the "Restructuring") pursuant to which the Company’s direct and indirect ownership of general partner and limited partner interests in certain operating entities (the “Oaktree Operating Group entities”) were transferred to newly-formed, indirect subsidiaries of Brookfield. As a result of the Restructuring, four of the six Oaktree Operating Group entities are no longer the Company’s indirect subsidiaries.
The principal consideration for our determination that the Merger and Restructuring (collectively the “Transaction”) is a critical audit matter was the high degree of complexity and auditor judgment involved in evaluating the accounting and reporting considerations in connection with the Transaction, including evaluating the Company’s conclusion that the transfer of assets associated with the Restructuring was among entities under common control, evaluating the Company’s reassessment of its consolidation determination with respect to certain affiliated entities subsequent to the Restructuring, and evaluating the Company’s conclusions regarding its modification accounting for its outstanding equity-based compensation awards, including that there was no incremental compensation cost related to unvested Class A and OCGH units resulting from the modifications of the awards.

How We Addressed the Matter in Our Audit
We read the Transaction agreements and performed the following procedures, among others, related to the Transaction:
We evaluated the Company’s assessment of whether the transfer of assets associated with the Restructuring was a common control transaction by agreeing changes in the capital structures to supporting documentation and evaluating the voting rights and powers of each interest holder before and after the Restructuring. We evaluated the Company’s reassessment of its consolidation determination for a sample of affiliated entities subsequent to the Restructuring by evaluating management’s assessment, based upon qualitative criteria, of the entity in the related party group that was most closely associated with each selected affiliated entity. We read the relevant agreements for a sample of affiliated entities and evaluated the Company’s contractual rights and ownership interests with respect to each selected entity. We also evaluated the relationship and significance of each selected entity’s activities to the Company and the Company’s exposure to the performance of the selected entity. We evaluated the Company’s application of modification accounting for outstanding equity-based compensation awards by reading the terms of the Transaction agreements. We also evaluated whether the modifications resulted in incremental compensation cost related to unvested Class A and OCGH units by testing the key inputs and assumptions used by management to value the Company’s modified awards. We tested these key inputs and assumptions by agreeing them to supporting documentation and evaluating other relevant information that corroborated or contradicted them. Additionally, we assessed the completeness and accuracy of the Company’s disclosures included in Notes 1 and 16 in relation to these matters.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

Los Angeles, California
February 28, 2020

Oaktree Capital Group, LLC
Consolidated Statements of Financial Condition
($ in thousands)

	As of December 31,
	2019	2018
Assets
Cash and cash-equivalents	$323,550	$460,937
U.S. Treasury and other securities	9,232	546,531
Corporate investments (includes $34,934 and $74,899 measured at fair value as of December 31, 2019 and 2018, respectively)	709,137	1,209,764
Due from affiliates	164,189	442,912
Deferred tax assets	3,096	229,100
Other assets	41,198	533,044
Right-of-use assets	39,702	—
Assets of consolidated funds:
Cash and cash-equivalents	518,243	370,790
Investments, at fair value	7,358,409	6,531,385
Dividends and interest receivable	25,058	26,792
Due from brokers	—	11,599
Receivable for securities sold	58,622	65,884
Derivative assets, at fair value	6,890	2,464
Other assets	7,436	976
Total assets	$9,264,762	$10,432,178
Liabilities and Unitholders’ Capital
Liabilities:
Accrued compensation expense	$130,818	$437,966
Accounts payable, accrued expenses and other liabilities	11,316	128,729
Due to affiliates	87,063	188,367
Debt obligations	—	745,945
Operating lease liabilities	45,793	—
Liabilities of consolidated funds:
Accounts payable, accrued expenses and other liabilities	89,937	31,000
Payables for securities purchased	367,983	450,172
Securities sold short, at fair value	—	2,609
Derivative liabilities, at fair value	2,551	643
Distributions payable	34,434	4,885
Borrowings under credit facilities	158,477	864,529
Debt obligations of CLOs	5,767,999	4,127,994
Total liabilities	6,696,371	6,982,839
Commitments and contingencies (Note 18)
Non-controlling redeemable interests in consolidated funds	866,222	961,622
Unitholders’ capital:
Series A preferred units, 7,200,000 units issued and outstanding as of December 31, 2019	173,669	173,669
Series B preferred units, 9,400,000 units issued and outstanding as of December 31, 2019	226,915	226,915
Class A units, no par value, unlimited units authorized, 97,967,255 and 71,661,623 units issued and outstanding as of December 31, 2019 and 2018, respectively	—	—
Class B units, no par value, unlimited units authorized, 61,793,286 and 85,471,937 units issued and outstanding as of December 31, 2019 and 2018, respectively	—	—
Paid-in capital	750,299	893,043
Retained earnings	51,534	100,683
Accumulated other comprehensive (loss) income	(3,501)	1,053
Unitholders’ capital attributable to Oaktree Capital Group, LLC	1,198,916	1,395,363
Non-controlling interests in consolidated subsidiaries	503,253	1,092,354
Total unitholders’ capital	1,702,169	2,487,717
Total liabilities and unitholders’ capital	$9,264,762	$10,432,178

Please see accompanying notes to consolidated financial statements.

Oaktree Capital Group, LLC
Consolidated Statements of Operations
(in thousands, except per unit amounts)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Management fees	$578,863	$712,020	$726,414
Incentive income	350,124	674,059	743,353
Total revenues	928,987	1,386,079	1,469,767
Expenses:
Compensation and benefits	(368,196)	(407,674)	(392,827)
Equity-based compensation	(65,533)	(62,989)	(59,337)
Incentive income compensation	(175,753)	(338,675)	(416,481)
Total compensation and benefits expense	(609,482)	(809,338)	(868,645)
General and administrative	(189,447)	(153,483)	(130,892)
Depreciation and amortization	(20,287)	(25,862)	(15,776)
Consolidated fund expenses	(23,315)	(11,888)	(10,030)
Total expenses	(842,531)	(1,000,571)	(1,025,343)
Other income (loss):
Interest expense	(197,159)	(160,111)	(169,888)
Interest and dividend income	368,870	287,155	215,119
Net realized gain (loss) on consolidated funds’ investments	(17,773)	(23,528)	20,400
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	9,937	(164,592)	55,061
Investment income	146,569	157,110	201,289
Other income, net	58	7,782	138,519
Total other income	310,502	103,816	460,500
Income before income taxes	396,958	489,324	904,924
Income taxes	(9,620)	(24,779)	(215,442)
Net income	387,338	464,545	689,482
Less:
Net (income) loss attributable to non-controlling interests in consolidated funds	(93,620)	41,691	(33,204)
Net income attributable to non-controlling interests in consolidated subsidiaries	(138,879)	(282,818)	(424,784)
Net income attributable to Oaktree Capital Group, LLC	154,839	223,418	231,494
Net income attributable to preferred unitholders	(27,316)	(12,277)	—
Net income attributable to Oaktree Capital Group, LLC Class A unitholders	$127,523	$211,141	$231,494

Distributions declared per Class A unit	$4.96	$2.97	$3.21
Net income per unit (basic and diluted):
Net income per Class A unit	$1.59	$2.99	$3.61
Weighted average number of Class A units outstanding	80,045	70,526	64,148

Please see accompanying notes to consolidated financial statements.

Oaktree Capital Group, LLC
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2019	2018	2017

Net income	$387,338	$464,545	$689,482
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(5,928)	1,363	(3,389)
Unrealized gain on interest rate swap designated as cash flow hedge	—	—	60
Other comprehensive income (loss), net of tax	(5,928)	1,363	(3,329)
Total comprehensive income	381,410	465,908	686,153
Less:
Comprehensive (income) loss attributable to non-controlling interests in consolidated funds	(93,620)	41,691	(33,204)
Comprehensive income attributable to non-controlling interests in consolidated subsidiaries	(137,505)	(283,571)	(422,805)
Comprehensive income attributable to OCG	150,285	224,028	230,144
Comprehensive income attributable to preferred unitholders	(27,316)	(12,277)	—
Comprehensive income attributable to OCG Class A unitholders	$122,969	$211,751	$230,144
Please see accompanying notes to consolidated financial statements.

Oaktree Capital Group, LLC
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$387,338	$464,545	$689,482
Adjustments to reconcile net income to net cash used in operating activities:
Adoption of revenue recognition standard	—	48,709	—
Investment income	(146,569)	(157,110)	(201,289)
Depreciation and amortization	20,287	25,862	15,776
Equity-based compensation	65,533	62,989	59,337
Net realized and unrealized (gain) loss from consolidated funds’ investments	7,836	188,120	(75,461)
Amortization (accretion) of original issue and market discount of consolidated funds’ investments, net	(3,625)	(4,999)	(3,816)
Income distributions from corporate investments in funds and companies	134,512	197,801	182,844
Other non-cash items	2,929	1,961	1,028
Cash flows due to changes in operating assets and liabilities:
Decrease in deferred tax assets	122	13,122	202,294
(Increase) decrease in other assets	4,365	10,745	7,818
Increase (decrease) in net due to affiliates	177,615	(241,067)	(184,616)
Increase (decrease) in accrued compensation expense	(155,900)	161,526	(9,143)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	63,972	(22,537)	7,533
Cash flows due to changes in operating assets and liabilities of consolidated funds:
Increase in dividends and interest receivable	(7,092)	(6,554)	(4,328)
Decrease in due from brokers	11,476	42,683	44,457
(Increase) decrease in receivables for securities sold	(25,285)	75,122	(101,668)
Increase in other assets	(5,251)	(286)	(286)
Increase in accounts payable, accrued expenses and other liabilities	61,380	13,632	2,802
Increase (decrease) in payables for securities purchased	56,694	(118,813)	259,652
Purchases of securities	(6,684,118)	(4,949,238)	(5,337,361)
Proceeds from maturities and sales of securities	2,900,134	3,576,770	4,108,640
Net cash used in operating activities	(3,133,647)	(617,017)	(336,305)
Cash flows from investing activities:
Purchases of U.S. Treasury and other securities	(602,600)	(1,048,083)	(610,474)
Proceeds from maturities and sales of U.S. Treasury and other securities	1,129,930	678,067	1,191,670
Corporate investments in funds and companies	(264,673)	(442,216)	(158,663)
Distributions and proceeds from corporate investments in funds and companies	495,509	324,898	264,226
Acquisition (BDCs)	—	—	(319,435)
Purchases of fixed assets	(6,764)	(5,816)	(29,413)
Proceeds from sale of fixed assets	—	—	5,048
Net cash provided by (used in) investing activities	751,402	(493,150)	342,959
(continued)

Please see accompanying notes to consolidated financial statements.

Oaktree Capital Group, LLC
Consolidated Statements of Cash Flows – (Continued)
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from financing activities:
Proceeds from issuance of debt obligations	$—	$—	$250,000
Repayments of debt obligations	—	—	(250,000)
Net proceeds from issuance of Class A units	—	219,750	—
Purchase of OCGH units	—	(219,525)	—
Repurchase and cancellation of units	(12,191)	(12,195)	(12,317)
Distributions to Class A unitholders	(439,433)	(210,941)	(206,212)
Distributions to preferred unitholders	(27,316)	(12,277)	—
Distributions to OCGH unitholders	(360,321)	(284,507)	(355,834)
Distributions to non-controlling interests	(3,421)	(4,921)	(4,784)
Net proceeds from issuance of preferred units	—	400,584	—
Payment of debt issuance costs	—	(2,235)	—
Cash flows from financing activities of consolidated funds:
Contributions from non-controlling interests	664,679	447,260	331,764
Distributions to non-controlling interests	(107,499)	(335,041)	(148,617)
Proceeds from debt obligations issued by CLOs	4,754,098	1,741,258	1,709,592
Payment of debt issuance costs	(4,199)	(1,771)	(8,159)
Repayment on debt obligations issued by CLOs	(1,893,506)	(730,456)	(1,688,229)
Borrowings on credit facilities	531,411	—	702,100
Repayments on credit facilities	(372,000)	—	(370,336)
Net cash provided by (used in) financing activities	2,730,302	994,983	(51,032)
Effect of exchange rate changes on cash	(8,289)	(239)	39,285
Net increase (decrease) in cash and cash-equivalents	339,768	(115,423)	(5,093)
Deconsolidation due to restructuring	(145,295)	—	—
Initial consolidation (deconsolidation) of funds	(184,407)	(12,315)	5,358
Cash and cash-equivalents, beginning balance	831,727	959,465	959,200
Cash and cash-equivalents, ending balance	$841,793	$831,727	$959,465

* * *
Supplemental cash flow disclosures:
Cash paid for interest	$136,385	$131,113	$146,341
Cash paid for income taxes	8,887	13,103	22,853

Supplemental disclosure of non-cash activities:
Net assets related to the initial consolidation of funds	$162,630	$—	$296,971
Net assets related to the deconsolidation of funds	1,030,712	8,165	—
Net assets related to the deconsolidation due to restructuring	500,629	$—	—

Reconciliation of cash and cash-equivalents
Cash and cash-equivalents – Oaktree	$323,550	$460,937	$481,631
Cash and cash-equivalents – Consolidated Funds	518,243	370,790	477,834
Total cash and cash-equivalents	$841,793	$831,727	$959,465

Please see accompanying notes to consolidated financial statements.

Oaktree Capital Group, LLC
Consolidated Statements of Changes in Unitholders’ Capital
(in thousands)

	Oaktree Capital Group, LLC							Non-controlling Interests in Consolidated Subsidiaries	Non-controlling Interests in Consolidated Funds	Total Unitholders’ Capital
	Class A Units	Class B Units	Series A Preferred Units	Series B Preferred Units	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
Unitholders' capital as of December 31, 2016	63,032	91,758	$—	$—	$749,618	$54,494	$1,793	$1,050,319	$28,947	$1,885,171
Activity for the year ended December 31, 2017:
Cumulative-effect adjustment from adoption of accounting guidance	—	—	—	—	(352)	352	—	—	—	—
Issuance of units	2,507	524	—	—	—	—	—	—	—	—
Cancellation of units associated with forfeitures	(21)	—	—	—	—	—	—	—	—	—
Cancellation of units	—	(1,221)	—	—	—	—	—	—	—	—
Change in deferred taxes resulting from increase in Class A ownership percentage	—	—	—	—	475	—	—	—	—	475
Repurchase and cancellation of units	(208)	(85)	—	—	(9,073)	—	—	(3,244)	—	(12,317)
Equity reallocation between controlling and non-controlling interests	—	—	—	—	23,151	—	—	(23,151)	—	—
Capital increase related to equity-based compensation	—	—	—	—	24,594	—	—	35,126	—	59,720
Distributions declared	—	—	—	—	—	(206,212)	—	(360,618)	(2,223)	(569,053)
Net income	—	—	—	—	—	231,494	—	424,784	3,672	659,950
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(1,374)	(2,015)	—	(3,389)
Unrealized gain on interest-rate swap designated as cash-flow hedge, net of tax	—	—	—	—	—	—	24	36	—	60
Unitholders' capital as of December 31, 2017	65,310	90,976	—	—	788,413	80,128	443	1,121,237	30,396	2,020,617
Activity for the year ended December 31, 2018:
Cumulative-effect adjustment from adoption of accounting guidance	—	—	—	—	—	20,355	—	28,354	—	48,709
Issuance of units	6,688	182	173,669	226,915	219,750	—	—	—	—	620,334
Cancellation of units associated with forfeitures	(115)	—	—	—	—	—	—	—	—	—
Cancellation of units	—	(582)	—	—	—	—	—	—	—	—
Repurchase and cancellation of units	(221)	(5,104)	—	—	(228,469)	—	—	(3,251)	—	(231,720)
Purchase of non-controlling interests in subsidiary	—	—	—	—	(1,320)	—	—	(1,596)	—	(2,916)
Deferred tax effect resulting from the purchase of OCGH units	—	—	—	—	7,103	—	—	—	—	7,103
Equity reallocation between controlling and non-controlling interests	—	—	—	—	80,106	—	—	(80,106)	—	—
Capital increase related to equity-based compensation	—	—	—	—	27,460	—	—	33,573	—	61,033
Distributions declared	—	—	(6,890)	(5,387)	—	(210,941)	—	(289,428)	(29,635)	(542,281)
Net income	—	—	6,890	5,387	—	211,141	—	282,818	(761)	505,475
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	610	753	—	1,363
Unitholders’ capital as of December 31, 2018	71,662	85,472	173,669	226,915	893,043	100,683	1,053	1,092,354	—	2,487,717
Activity for the year ended December 31, 2019:
Issuance of units	29,713	5,153	—	—	—	—	—	—	—	—
Cancellation of units	(3,149)	(3,429)	—	—	—	—	—	—	—	—
Repurchase and cancellation of units	(259)	(25,403)	—	—	(8,378)	—	—	(3,813)	—	(12,191)
Restructuring equity distribution of entities	—	—	—	—	(413,074)	—	—	(87,555)	—	(500,629)
Deferred tax effect resulting from the purchase of OCGH units	—	—	—	—	203,511	—	—	—	—	203,511
Equity reallocation between controlling and non-controlling interests	—	—	—	—	306,015	—	—	(306,015)	—	—
Capital increase related to equity-based compensation	—	—	—	—	31,943	—	—	34,519	—	66,462
Distributions declared	—	—	(11,924)	(15,392)	(262,761)	(176,672)	—	(363,742)	—	(830,491)
Net income	—	—	11,924	15,392	—	127,523	—	138,879	—	293,718
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(4,554)	(1,374)	—	(5,928)
Unitholders’ capital as of December 31, 2019	97,967	61,793	$173,669	$226,915	$750,299	$51,534	$(3,501)	$503,253	$—	$1,702,169

Please see accompanying notes to consolidated financial statements.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements
December 31, 2019
($ in thousands, except where noted)

1. ORGANIZATION AND BASIS OF PRESENTATION
As used in these consolidated financial statements:
“Oaktree,” refers to (i) Oaktree Capital Group, LLC and, where applicable, its subsidiaries and affiliates prior to October 1, 2019 and (ii) the Oaktree Operating Group and, where applicable, their respective subsidiaries and affiliates after September 30, 2019; and
the “Company” refers to Oaktree Capital Group, LLC and, where applicable, its subsidiaries and affiliates, including, as the context requires, affiliated Oaktree Operating Group members after September 30, 2019.
Oaktree is a leader among global investment managers specializing in alternative investments. Oaktree emphasizes an opportunistic, value-oriented and risk-controlled approach to investments in credit, private equity, real assets and listed equities. Funds managed by Oaktree (the “Oaktree funds”) include commingled funds, separate accounts, collateralized loan obligation vehicles (“CLOs”) and publicly-traded business development companies (“BDCs”). Commingled funds include open-end and closed-end limited partnerships in which the Oaktree makes an investment and for which it serves as the general partner. CLOs are structured finance vehicles in which Oaktree typically makes an investment and for which it serves as collateral manager.
Oaktree Capital Group, LLC is a Delaware limited liability company that was formed on April 13, 2007. Prior to the Mergers described below, the Company was owned by (i) its public Class A common unitholders, (ii) its public Series A and Series B preferred unitholders and (iii) Oaktree Capital Group Holdings, L.P. (“OCGH”) who held 100% of the Company’s Class B common units which did not represent an economic interest in the Company. OCGH is owned by the Company’s senior executives, current and former employees, and certain other investors (collectively, the “OCGH unitholders”). The Class A units held by the public unitholders were entitled to one vote per unit and the Class B units held by OCGH were entitled to ten votes per unit. The number of Class B units held by OCGH increased or decreased in response to corresponding changes in OCGH’s economic interest in the Oaktree Operating Group; consequently, the OCGH unitholders’ economic interest in the Oaktree Operating Group is reflected within non-controlling interests in consolidated subsidiaries in the accompanying consolidated financial statements.
Subsequent to the Mergers, (i) all of the Company’s Class A units, which are no longer publicly traded, are held by an affiliate of Brookfield Asset Management, Inc. (“Brookfield”), (ii) the Company’s public preferred unitholders continue to hold the Series A and Series B preferred units listed on the NYSE and (iii) OCGH continues to hold all of the Company’s Class B units. Subject to the operating agreement of the Company, to the extent the approval of any matter requires the vote of the Company’s unitholders, the Class A units continue to be entitled to one vote per unit and the Class B units continue to be entitled to ten votes per unit, voting together as a single class.
Additionally, prior to the Restructuring as described below, the Company’s operations were conducted through a group of six operating entities collectively referred to as the “Oaktree Operating Group,” and the Company had an indirect economic interest in each of the members of the Oaktree Operating Group. However, after the Restructuring, the Company has an indirect economic interest in only two of the six Oaktree Operating Group members. OCGH has a direct economic interest in all six of the Oaktree Operating Group members. The interests in the Oaktree Operating Group are referred to as the “Oaktree Operating Group units.” An Oaktree Operating Group unit is not a separate legal interest but represents one limited partnership interest in each of the Oaktree Operating Group entities.

As of October 1, 2019, Oaktree Capital Management, L.P. (“OCM”), a former indirect subsidiary of the Company, provides certain administrative and other services relating to the operations of the Company’s business pursuant to a Services Agreement between the Company and OCM (as amended from time to time, the “Services Agreement”).

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019
($ in thousands, except where noted)

Brookfield Merger
On March 13, 2019, Oaktree, Brookfield, Berlin Merger Sub, LLC, a Delaware limited liability company (“Merger Sub”) and a wholly-owned subsidiary of Brookfield, Oslo Holdings LLC, a Delaware limited liability company (“SellerCo”) and a wholly-owned subsidiary of OCGH, and Oslo Holdings Merger Sub LLC, a Delaware limited liability company and a wholly-owned subsidiary of Oaktree (“Seller MergerCo”) entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the terms and conditions set forth in the Merger Agreement, on September 30, 2019, (i) Merger Sub merged with and into Oaktree (the “Merger”), with Oaktree continuing as the surviving entity, and (ii) immediately following the Merger, SellerCo merged with and into Seller MergerCo (the “Subsequent Merger” and together with the Merger, the “Mergers”), with Seller MergerCo continuing as the surviving entity.
Upon the completion of the Mergers on September 30, 2019, Brookfield acquired 61.2% of Oaktree’s business in a stock and cash transaction. The remaining 38.8% of the business continued to be owned by OCGH, whose unitholders consist primarily of Oaktree’s founders and certain other members of management and current and former employees. As part of the Merger, Brookfield acquired all outstanding vested OCG Class A units for, at the election of OCG Class A unitholders, either $49.00 in cash or 1.0770 Class A shares of Brookfield per OCG Class A unit (subject to pro-ration to ensure that no more than fifty percent (50%) of the aggregate merger consideration is paid in the form of cash or stock), in each case, without interest and subject to any applicable withholding taxes. In addition, as part of the Subsequent Merger the founders, senior management, and current and former employee-unitholders of OCGH sold 20% of their OCGH units to Brookfield for the same consideration as the OCG Class A unitholders received in the merger.
The aggregate amount of cash payable to Class A unitholders and OCGH unitholders in the transaction was approximately $2.4 billion and approximately 52.8 million Brookfield Class A shares were issued in the Mergers. In connection with the closing of the Merger, Oaktree Class A units were delisted from the New York Stock Exchange.
Upon completion of the Merger, each unvested Class A Unit held by current, or in certain cases former, employees, officers and directors of Oaktree and its subsidiaries was converted into one unvested OCGH Unit (each, a “Converted OCGH Unit”) and became subject to the terms and conditions of the OCGH limited partnership agreement. The Converted OCGH Units will (i) be subject to the same vesting terms that were applicable to such units prior to the completion of the Merger, (ii) be entitled to receive ongoing distributions in respect of earnings, but not capital distributions and (iii) upon vesting, receive the accumulated value of capital distributions that accrued while such units were unvested. Please see note 16 for more information.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019
($ in thousands, except where noted)

Restructuring Transaction
On the closing date of the Mergers, the Company and certain other entities entered into a Restructuring Agreement (the “Restructuring”) pursuant to which the Company’s direct and indirect ownership of general partner and limited partner interests in certain Oaktree Operating Group entities were transferred to newly-formed, indirect subsidiaries of Brookfield as of October 1, 2019. As a result, as of October 1, 2019, four of the six Oaktree Operating Group entities are no longer indirect subsidiaries of the Company. Accordingly, the Company’s consolidated financial statements reflect its indirect economic interest in only two of the Oaktree Operating Group entities: (i) Oaktree Capital I, L.P. (“Oaktree Capital I”), which acts as or controls the general partner of certain Oaktree funds and which holds a majority of Oaktree’s investments in its funds and (ii) Oaktree Capital Management (Cayman), L.P. (“OCM Cayman”), which represents Oaktree’s non-U.S. fee business. As of October 1, 2019, the Company’s consolidated financial statements no longer reflects any economic interests in the remaining four Oaktree Operating Group entities: (i) Oaktree Capital II, L.P. (“Oaktree Capital II”), which acts as or controls the general partner of certain Oaktree funds and which includes Oaktree’s investments in certain funds and other businesses, including Oaktree’s investment in DoubleLine Capital, L.P., (ii) OCM, an entity that serves as the U.S. registered investment adviser to most of the Oaktree funds, (iii) Oaktree Investment Holdings, L.P. (“Oaktree Investment Holdings”), which holds certain corporate investments in other entities and (iv) Oaktree AIF Investments, L.P. (“Oaktree AIF”), which primarily holds interests in certain Oaktree fund investments for regulatory and structuring purposes. As a consequence, the assets of Oaktree Capital II, OCM, Oaktree Investment Holdings and Oaktree AIF will no longer directly support the Company’s operations.
As a result of the Restructuring of the Company’s business, references to “Oaktree” in these financial statements will generally refer to the collective business of the Oaktree Operating Group, of which the Company is a component.
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
The Restructuring was a transfer of assets among entities under common control, since both the transferring and receiving entities are under control of OCGH. Accordingly, the assets and liabilities were removed at book value and the transfer did not result in a gain or loss to the Company. The deconsolidation of the Oaktree Operating Group entities whose interests were transferred in the Restructuring was accounted for prospectively and did not require recast of the Company's historical financial information. The deconsolidation of entities whose interests were transferred in the Restructuring resulted in decreases in total assets of $1.7 billion, total liabilities of $1.2 billion, and total unitholders capital of $0.5 billion. Additionally, as a result of the Restructuring, our consolidated results of operations for the year ended December 31, 2019 reflect a full year of activities for Oaktree Capital I and OCM Cayman and related funds and investment vehicles and only nine months of activities for the remaining four Oaktree Operating Group entities and related funds and investment vehicles and, as a result, are not directly comparable to prior periods.
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
December 31, 2019
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
December 31, 2019
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
In connection with the Restructuring, the Company’s indirect subsidiaries that held most of the goodwill and all of the acquired intangibles were deconsolidated, and these assets are no longer reflected on the statement of financial condition as of December 31, 2019.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019
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
December 31, 2019
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
Foreign Currency
The assets and liabilities of the Company’s foreign subsidiaries with non-U.S. dollar functional currencies are translated at exchange rates prevailing at the end of each reporting period. The results of foreign operations are translated at the weighted average exchange rate for each reporting period. Translation adjustments are included in other comprehensive income (loss) within the consolidated statements of financial condition until realized. Gains and losses resulting from foreign-currency transactions are included in general and administrative expense.
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
December 31, 2019
($ in thousands, except where noted)

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

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019
($ in thousands, except where noted)

Corporate Investments
Corporate investments consist of investments in funds and companies in which the Company does not have a controlling financial interest. Investments for which the Company is deemed to exert significant influence are accounted for under the equity method of accounting and reflect Oaktree’s ownership interest in each fund or company. In the case of investments for which the Company is not deemed to exert significant influence or control, the fair value option of accounting has been elected. Investment income represents the Company’s pro-rata share of income or loss from these funds or companies, or the change in fair value of the investment, as applicable. Oaktree’s general partnership interests are substantially illiquid. While investments in funds reflect each respective fund’s holdings at fair value, equity-method investments in companies are not adjusted to reflect the fair value of the underlying company. The fair value of the underlying investments in Oaktree funds is based on the Company’s assessment, which takes into account expected cash flows, earnings multiples and/or comparisons to similar market transactions, among other factors. Valuation adjustments reflecting consideration of credit quality, concentration risk, sales restrictions and other liquidity factors are integral to valuing these instruments.
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
December 31, 2019
($ in thousands, except where noted)

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

Subsequent to the Restructuring, our management fees consist primarily of fees earned from funds managed by OCM Cayman and sub-advisory fees for services provided to OCM. Our revenue recognition for sub-advisory fees is substantially similar to revenue recognition for management fees.
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
Incentives received by the Company before the revenue recognition criteria have been met are deferred and recorded as a deferred incentive income liability within accounts payable, accrued expenses and other liabilities in the consolidated statements of financial condition. The Company may receive tax distributions related to taxable income allocated by funds, which are treated as an advance of incentive income and subject to the same recognition criteria. Tax distributions are contractually not subject to clawback.
Total Compensation and Benefits
Compensation and Benefits
Compensation and benefits expense reflects all compensation-related items not directly related to incentive income, investment income or equity-based compensation, and includes salaries, bonuses, compensation based on management fees or a definition of profits, employee benefits, payroll taxes and phantom equity awards. Bonuses are generally accrued over the related service period. Phantom equity awards represent liability-classified awards subject to vesting and remeasurement at the end of each reporting period. Prior to the Merger, the remeasurement was based on changes in the Company’s Class A unit trading price. After the Merger, the remeasurement is based on changes in the value of Converted OCGH Units or other OCGH units, as applicable. Subsequent to the Restructuring, our consolidated operating results include compensation and benefits expense primarily related to employees of OCM Cayman.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019
($ in thousands, except where noted)

Equity-based Compensation
Equity-based compensation expense reflects the non-cash charge associated with grants of Class A units, OCGH units, OCGH equity value units (“EVUs”), deferred equity units and other performance-based units, and is calculated based on the grant-date fair value of the unit award. A contemporaneous valuation report is utilized in determining fair value at the date of grant for OCGH unit awards. Prior to the Merger, each valuation report was based on the market price of the Class A units as well as other pertinent factors. A discount was then applied to the Class A unit market price to reflect the lack of marketability for equity-classified awards, if applicable. The determination of an appropriate discount for lack of marketability was based on a review of discounts on the sale of restricted shares of publicly-traded companies and multi-period put-based quantitative methods. Factors that influenced the size of the discount for lack of marketability applicable to OCGH units included (a) the estimated time it would take for an OCGH unitholder to exchange units into Class A units, (b) the volatility of the Company’s business and (c) thin trading of the Class A units. Each of these factors is subject to significant judgment. After the Merger, OCGH unit grants are valued based on a formula as described in note 16 under “Restated Exchange Agreement—Valuation” and reflect a discount for lack of marketability due to the post-vesting restrictions described in note 16. Factors that influence the formula-based valuation include the estimated time it would take for an OCGH unitholder to exchange units for value pursuant to the Restated Exchange Agreement and estimates of the Company’s future results, which are inputs to the valuation formula. Each of these factors is subject to significant judgment.
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
December 31, 2019
($ in thousands, except where noted)

over their estimated useful life. Acquired intangibles primarily relate to contractual rights and are amortized over their estimated useful lives on a straight-line basis, which range from seven to 25 years.
In connection with the Restructuring, the Company's indirect subsidiaries that held the acquired intangibles and corporate aircraft were deconsolidated, and these assets are no longer reflected on the statement of financial condition as of December 31, 2019.
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
Income Taxes
The Company is a publicly traded partnership. Because it satisfies the qualifying income test, it is not required to be treated as a corporation for U.S. federal and state income tax purposes; rather it is taxed as a partnership. Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc., which were two of the Company’s Intermediate Holding Companies and wholly-owned corporate subsidiaries, were subject to U.S. federal and state income taxes. The remainder of the Company’s income is generally not subject to U.S. corporate-level taxation.
Upon the Restructuring, Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc. merged with and into newly formed, indirect subsidiaries of Brookfield, with those subsidiaries surviving the mergers. As a result, as of October 1, 2019, Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc. ceased to exist and we will no longer include on our financial statements economic interests in Oaktree Capital II, Oaktree Investment Holdings, OCM, and Oaktree AIF. All deferred tax balances related to these entities were deconsolidated as part of the Restructuring effective October 1, 2019.
The Company’s effective tax rate is dependent on many factors, including the estimated nature of many amounts and the mix of revenues and expenses between the two corporate subsidiaries that were subject to income tax through the date of the Restructuring and the three other subsidiaries that are not; consequently, the effective tax rate is subject to significant variation from period to period. The Company’s non-U.S. income or loss before taxes is generally not significant in relation to total pre-tax income or loss and is generally more predictable because, unlike U.S. pre-tax income, it is not significantly impacted by unrealized gains or losses. Non-U.S. tax expense typically represents a disproportionately large percentage of total income tax expense because nearly all of the Company’s non-U.S. income or loss is subject to corporate-level income tax, whereas a substantial portion of the Company’s U.S.-based income or loss is not subject to corporate-level taxes. In addition, changes in the proportion of non-U.S. pre-tax income to total pre-tax income impact the Company’s effective tax rate to the extent non-U.S. rates differ from the combined U.S. federal and state tax rate.
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
The Company analyzes its tax filing positions for all open tax years in all of the U.S. federal, state, local and foreign tax jurisdictions where it is required to file income tax returns. If the Company determines that uncertainties in tax positions exist, a reserve is established. The Company recognizes accrued interest and penalties related to uncertain tax positions within income tax expense in the consolidated statements of operations.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019
($ in thousands, except where noted)

Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining tax expense and in evaluating tax positions, including evaluating uncertainties. The Company reviews its tax positions quarterly and adjusts its tax balances as new information becomes available.
The Oaktree funds are generally not subject to U.S. federal and state income taxes and, consequently, no income tax provision has been made in the accompanying consolidated financial statements because individual partners are responsible for their proportionate share of the taxable income.
Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting unitholders’ capital that are excluded from net income (loss). Other gains and losses result from foreign-currency translation adjustments, net of tax, and unrealized gains and losses on cash-flow hedges.
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
Cash and Cash-equivalents
Cash and cash-equivalents held at the consolidated funds represent cash that, although not legally restricted, is not available to support the general liquidity needs of the Company as the use of such amounts is generally limited to the investment activities of the consolidated funds. Cash-equivalents, a Level I valuation, include highly liquid investments such as money market funds, whose carrying value approximates fair value due to its short-term nature.
Receivable for Investments Sold
Receivables for investments sold by the consolidated funds are recorded at net realizable value. Changes in net realizable value are reflected within net change in unrealized appreciation (depreciation) on consolidated

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019
($ in thousands, except where noted)

funds’ investments and realizations are reflected within net realized gain on consolidated funds’ investments in the consolidated statements of operations.
Investments, at Fair Value
The consolidated funds include investment limited partnerships and CLOs that reflect their investments, including majority-owned and controlled investments, at fair value. The Company has retained the specialized investment company accounting guidance for investment limited partnerships with respect to consolidated investments and has elected the fair value option for the financial assets of CLOs. Thus, the consolidated investments are reflected in the consolidated statements of financial condition at fair value, with unrealized gains and losses resulting from changes in fair value reflected as a component of net change in unrealized appreciation (depreciation) on consolidated funds’ investments in the consolidated statements of operations. Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., the exit price).
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
December 31, 2019
($ in thousands, except where noted)

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
December 31, 2019
($ in thousands, except where noted)

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
December 31, 2019
($ in thousands, except where noted)

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
In June 2016, the FASB issued guidance that significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The revised credit loss guidance will replace the existing “incurred loss” model with an “expected loss” model for instruments measured at amortized cost, and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount, as is required with the current other-than-temporary impairment credit loss model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. The Company reviewed its consolidated financial statements and determined that the amounts in scope were primarily related to short term receivables from Oaktree funds. The guidance is effective for the Company in the first quarter of 2020 and will be adopted through a cumulative-effect adjustment to retained earnings as of January 1, 2020. The Company expects that adoption of this guidance will not have a material impact on the consolidated financial statements.
In February 2016, the FASB issued guidance that requires a lessee to recognize a lease asset and a lease liability for most of its operating leases. Under current GAAP, operating leases were not recognized by a lessee in its statements of financial position. In general, the asset and liability each equal the present value of lease payments. The guidance does not significantly change the recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee. The Company adopted the guidance in the first quarter of 2019 under the simplified transition method, which allows companies to forgo the comparative reporting requirements initially required under the modified retrospective transition approach and apply the new guidance prospectively. The adoption did not have an impact on the consolidated statements of operations because all of the Company’s leases are currently classified as operating leases, which under the guidance will continue to be recognized as expense on a straight-line basis. The adoption, however, resulted in a significant gross-up in total assets and total liabilities on the consolidated statements of financial position. The amount of the liability represents the aggregate discounted amount of the Company’s minimum lease obligations as of that date. The difference between the asset and liability amounts represents deferred rent liabilities and lease incentives as of the reporting date that are netted against the asset amount.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019
($ in thousands, except where noted)

3. ACQUISITIONS
On October 17, 2017, OCM completed a transaction in which it became the new investment adviser to two business development companies (the “BDCs”): Oaktree Specialty Lending Corporation (NASDAQ: OCSL) and Oaktree Strategic Income Corporation (NASDAQ: OCSI). Upon the closing of the transaction (the “BDC acquisition”), the Company paid $320.0 million in cash to Fifth Street Management LLC (“FSM”), net of certain transaction-related expenses, for all of FSM’s right, title and interest in specified business records related to FSM’s then-existing investment advisory agreements with each BDC. The transaction was accounted for as an asset acquisition. The net purchase price was $319.4 million, consisting of the $320.0 million cash payment, net of certain transaction-related expenses and reimbursements received from the seller. Substantially all of the purchase price was allocated to finite-lived contractual rights. While FSM pledged cash and other assets with an estimated fair value of $56.2 million to indemnify the Company or the BDCs against potential claims or assessments, the Company determined that the amount of the potential liability associated with these claims could not be reasonably estimated as of the acquisition date so no amounts were recognized in purchase accounting related to the indemnification agreement. As a result of the Restructuring, the assets acquired in the BDC acquisition and the net income associated with managing the BDCs are no longer included in these consolidated financial statements. Please see note 18 for more information.
4. REVENUES
The Company provides investment management services through funds and separate accounts. The Company earns revenues from the management fees and incentive income generated by the funds that it manages. Additionally, for acting as a sub-investment manager, or sub-advisor, to certain Oaktree funds, the Company earns sub-advisory fees. Under certain subsidiary services agreements the Company provides certain investment and marketing related services to Oaktree affiliated entities. As a result of the Restructuring, which was effective October 1, 2019, sub-advisory fees are no longer eliminated in the consolidated operating results of the Company while management fees earned by OCM are no longer included in the Company's consolidated operating results. Revenues are affected by economic factors related to the asset class composition of the holdings and the contractual terms such as the basis for calculating the management fees and investors’ ability to redeem:

	Year Ended December 31,
	2019	2018	2017
Management Fees
Closed-end	$345,026	$466,319	$504,727
Open-end	93,401	142,013	160,961
Evergreen	89,227	103,688	60,726
Sub-advisory	51,209	—	—
Total	$578,863	$712,020	$726,414

Incentive Income
Closed-end	$334,287	$651,021	$701,065
Evergreen	15,837	23,038	42,288
Total	$350,124	$674,059	$743,353

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019
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
The table below sets forth contract balances for the periods indicated:

	As of December 31,
	2019	2018

Receivables (1)	$65,346	$74,795
Contract assets (1)	73,907	288,176
Contract liabilities (2)	—	26,549

(1)	The changes in the balances primarily relate to accruals, net of payments received.

(2)	Revenue recognized in the year ended December 31, 2019 from amounts included in the contract liability balance was $17.1 million.
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
As a result of the Restructuring, the Company re-assessed its prior variable interest entity consolidation determinations, noting that it was no longer the primary beneficiary of three funds in which its direct ownership interests were held by Oaktree Operating Group entities that are no longer directly controlled by the Company.
Consolidated VIEs
As of December 31, 2019, the Company consolidated 22 VIEs for which it was the primary beneficiary, including 9 funds managed by Oaktree and 13 CLOs for which Oaktree serves as collateral manager. Two of the consolidated funds, Oaktree Enhanced Income Retention Holdings III, LLC and Oaktree CLO RR Holder, LLC, were formed to satisfy risk retention requirements under Section 15G of the Exchange Act. As of December 31, 2018, the Company consolidated 23 VIEs.
As of December 31, 2019, the assets and liabilities of the 22 consolidated VIEs representing funds and CLOs amounted to $7.4 billion and $6.2 billion, respectively. The assets of these consolidated VIEs primarily consisted of investments in debt and equity securities, while their liabilities primarily represented debt obligations issued by CLOs. The assets of these VIEs may be used only to settle obligations of the same VIE. In addition, there is no recourse to the Company for the VIEs’ liabilities. In exchange for managing either the funds’ or CLOs’ collateral, the Company typically earns management fees and may earn performance fees, all of which are eliminated in consolidation. As of December 31, 2019, the Company’s investments in consolidated VIEs had a carrying value of $560.8 million, which represented its maximum risk of loss as of that date. The Company’s investments in CLOs are generally subordinated to other interests in the CLOs and entitle the Company to receive a pro-rata portion of the residual cash flows, if any, from the CLOs. Please see note 11 for more information on CLO debt obligations.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019
($ in thousands, except where noted)

Unconsolidated VIEs
The Company holds variable interests in certain VIEs in the form of direct equity interests that are not consolidated because it is not the primary beneficiary, inasmuch as its fee arrangements are considered at-market and it does not hold interests in those entities that are considered more than insignificant.
The carrying value of the Company’s investments in VIEs that were not consolidated are shown below.

	As of December 31,
	2019	2018

Corporate investments	$693,090	$1,093,294
Due from affiliates	87,524	384,225
Maximum exposure to loss	$780,614	$1,477,519

6. INVESTMENTS
Corporate Investments
Corporate investments consist of investments in funds and companies in which the Company does not have a controlling financial interest. Investments for which the Company is deemed to exert significant influence are accounted for under the equity method of accounting and reflect the Company’s ownership interest in each fund or company. In the case of investments for which the Company is not deemed to exert significant influence or control, the fair value option of accounting has been elected. Investment income represents the Company’s pro-rata share of income or loss from these funds or companies, or the change in fair value of the investment, as applicable. The Company’s general partnership interests are substantially illiquid. While investments in funds reflect each respective fund’s holdings at fair value, equity-method investments in companies are not adjusted to reflect the fair value of the underlying company. The fair value of the underlying investments in Oaktree funds is based on the Company’s assessment, which takes into account expected cash flows, earnings multiples and/or comparisons to similar market transactions, among other factors. Valuation adjustments reflecting consideration of credit quality, concentration risk, sales restrictions and other liquidity factors are integral to valuing these instruments.
Corporate investments consisted of the following:

	As of December 31,
Corporate Investments	2019	2018
Equity-method investments:
Funds	$670,348	$1,089,068
Companies	3,855	45,797
Other investments, at fair value	34,934	74,899
Total corporate investments	$709,137	$1,209,764

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019
($ in thousands, except where noted)

The components of investment income are set forth below:

	Year Ended December 31,
Investment Income	2019	2018	2017
Equity-method investments:
Funds	$68,145	$66,922	$138,465
Companies	57,475	73,868	71,311
Other investments, at fair value	20,949	16,320	(8,487)
Total investment income	$146,569	$157,110	$201,289

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
Each reporting period, the Company evaluates each of its equity-method investments to determine if any are considered significant, as defined by the U.S. Securities and Exchange Commission (“SEC”). As of December 31, 2019 and 2018, or for the years ended December 31, 2019, 2018 and 2017, no individual equity-method investment met the significance criteria. As a result, separate financial statements were not required for any of the Company’s equity-method investments.
Summarized financial information of the Company’s equity-method investments is set forth below:

	As of December 31,
Statements of Financial Condition	2019	2018
Assets:
Cash and cash-equivalents	$1,892,353	$3,875,072
Investments, at fair value	25,213,422	39,711,382
Other assets	635,277	2,832,960
Total assets	$27,741,052	$46,419,414
Liabilities and Capital:
Debt obligations	$3,558,139	$7,234,596
Other liabilities	3,779,527	2,662,850
Total liabilities	7,337,666	9,897,446
Total capital	20,403,386	36,521,968
Total liabilities and capital	$27,741,052	$46,419,414

	Year Ended December 31,
	2019	2018	2017
Statements of Operations
Revenues / investment income	$766,096	$1,861,551	$1,982,828
Interest expense	(150,078)	(276,779)	(235,266)
Other expenses	(402,814)	(876,627)	(821,083)
Net realized and unrealized gain on investments	1,077,761	1,087,345	3,795,102
Net income	$1,290,965	$1,795,490	$4,721,581

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019
($ in thousands, except where noted)

Other Investments, at Fair Value
Other investments, at fair value primarily consist of: (a) investments in certain Oaktree and non-Oaktree funds for which the fair value option of accounting has been elected and (b) derivatives utilized to hedge the Company’s exposure to investment income earned from its funds.
The following table summarizes net gains (losses) attributable to the Company’s other investments:

	Year Ended December 31,
	2019	2018	2017

Realized gain (loss)	$7,763	$18,208	$8,439
Net change in unrealized gain (loss)	13,186	(1,888)	(16,926)
Total gain (loss)	$20,949	$16,320	$(8,487)

Investments of Consolidated Funds
Investments, at Fair Value
Investments held and securities sold short by the consolidated funds are summarized below:

	Fair Value as of December 31,		Fair Value as a Percentage of Investments of Consolidated Funds as of December 31,
Investments	2019	2018	2019	2018
United States:
Debt securities:
Communication services	$464,356	$543,948	6.4%	8.4%
Consumer discretionary	508,701	506,551	6.9	7.8
Consumer staples	92,102	112,197	1.3	1.7
Energy	223,671	204,568	3.0	3.1
Financials	355,113	332,240	4.8	5.1
Health care	512,864	537,592	7.0	8.2
Industrials	563,920	443,406	7.7	6.8
Information technology	524,390	536,000	7.1	8.2
Materials	294,300	289,499	4.0	4.4
Real estate	204,933	217,633	2.8	3.3
Utilities	216,053	137,031	2.9	2.1
Total debt securities (cost: $3,981,956 and $4,019,823 as of December 31, 2019 and 2018, respectively)	3,960,403	3,860,665	53.9	59.1
Equity securities:
Communication services	312	—	0.0	0.0
Consumer discretionary	658	1,915	0.0	0.1
Energy	256	131	0.0	0.0
Financials	—	837	0.0	0.0
Health care	—	1,348	0.0	0.0
Industrials	—	88	0.0	0.0
Utilities	130,671	1,107	1.8	0.0
Total equity securities (cost: $137,149 and $6,117 as of December 31, 2019 and 2018, respectively)	131,897	5,426	1.8	0.1
Real estate:
Real estate	230,741	—	3.1	—
Total real estate (cost: $230,741 and $0 as of December 31, 2019 and 2018, respectively)	230,741	—	3.1	—

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019
($ in thousands, except where noted)

	Fair Value as of December 31,		Fair Value as a Percentage of Investments of Consolidated Funds as of December 31,
Investments	2019	2018	2019	2018
Europe:
Debt securities:
Communication services	$469,822	$530,337	6.4%	8.1%
Consumer discretionary	659,001	545,324	9.0	8.3
Consumer staples	178,609	160,406	2.4	2.5
Energy	11,316	15,260	0.2	0.2
Financials	101,933	48,545	1.4	0.7
Health care	579,765	418,516	7.9	6.4
Industrials	362,120	246,640	4.9	3.8
Information technology	177,152	194,988	2.4	3.0
Materials	230,289	221,660	3.1	3.4
Real estate	96,315	30,045	1.3	0.5
Utilities	3,852	1,559	0.1	0.0
Total debt securities (cost: $2,876,531 and $2,477,821 as of December 31, 2019 and 2018, respectively)	2,870,174	2,413,280	39.0	36.9
Equity securities:
Consumer Discretionary	94	—	0.0	—
Consumer staples	—	38	—	0.0
Health care	—	948	—	0.1
Total equity securities (cost: $1,227 and $320 as of December 31, 2019 and 2018, respectively)	94	986	0.0	0.1
Asia and other:
Debt securities:
Communication services	15,750	12,069	0.2	0.2
Consumer discretionary	40,073	36,822	0.5	0.6
Consumer staples	11,545	11,867	0.2	0.2
Energy	13,471	20,594	0.1	0.3
Financials	10,313	13,995	0.1	0.2
Government	917	12,155	0.0	0.2
Health care	8,923	9,633	0.1	0.1
Industrials	31,814	40,468	0.4	0.7
Information technology	5,639	1,887	0.1	0.0
Materials	5,604	15,516	0.1	0.2
Real estate	751	38,592	0.0	0.6
Utilities	20,300	14,870	0.3	0.2
Total debt securities (cost: $164,650 and $233,603 as of December 31, 2019 and 2018, respectively)	165,100	228,468	2.2	3.5

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019
($ in thousands, except where noted)

	Fair Value as of December 31,		Fair Value as a Percentage of Investments of Consolidated Funds as of December 31,
Investments	2019	2018	2019	2018
Asia and other:
Equity securities:
Consumer discretionary	—	874	—	0.0
Consumer staples	—	997	—	0.0
Energy	—	382	—	0.0
Financials	—	2,935	—	0.0
Industrials	—	11,265	—	0.2
Information technology	—	1,725	—	0.0
Materials	—	4,382	—	0.1
Total equity securities (cost: $0 and $22,977 as of December 31, 2019 and 2018, respectively)	—	22,560	—	0.3
Total debt securities	6,995,677	6,502,413	95.1	99.5
Total equity securities	131,991	28,972	1.8	0.5
Total real estate	230,741	—	3.1	—
Total investments, at fair value	$7,358,409	$6,531,385	100.0%	100.0%
Securities Sold Short
Equity securities (proceeds: $0 and $2,644 as of December 31, 2019 and 2018, respectively)	$—	$(2,609)

As of December 31, 2019 and 2018, no single issuer or investment had a fair value that exceeded 5% of Oaktree’s total consolidated net assets.
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
The following table summarizes net gains (losses) from investment activities:

	Year Ended December 31,
	2019		2018		2017
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments
Investments and other financial instruments	$(11,227)	$137,521	$(26,109)	$(252,038)	$27,910	$(1,151)
CLO liabilities (1)	—	(131,948)	—	85,014	—	53,351
Foreign-currency forward contracts (2)	(6,546)	4,364	513	2,327	(2,917)	1,909
Total-return and interest-rate swaps (2)	—	—	858	29	232	378
Options and futures (2)	—	—	1,210	76	(4,825)	574
Total	$(17,773)	$9,937	$(23,528)	$(164,592)	$20,400	$55,061

(1)
Represents the net change in the fair value of CLO liabilities based on the more observable fair value of CLO assets, as measured under the CLO measurement guidance. Please see note 2 for more information.

(2)	Please see note 8 for additional information.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019
($ in thousands, except where noted)

7. FAIR VALUE
Fair Value of Financial Assets and Liabilities
The short-term nature of cash and cash-equivalents, receivables and accounts payable causes each of their carrying values to approximate fair value. The fair value of short-term investments included in cash and cash-equivalents is a Level I valuation. The Company’s other financial assets and financial liabilities by fair-value hierarchy level are set forth below. There were no transfers between Level I and Level II positions for the years ended December 31, 2019 and 2018. Please see notes 11 and 19 for the fair value of the Company’s outstanding debt obligations and amounts due from/to affiliates, respectively.

	As of December 31, 2019				As of December 31, 2018
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
U.S. Treasury and other securities (1)	$9,232	$—	$—	$9,232	$546,531	$—	$—	$546,531
Corporate investments	—	4,717	30,311	35,028	—	29,476	45,426	74,902
Foreign-currency forward contracts (2)	—	—	—	—	—	1,654	—	1,654
Cross-currency swap (2)	—	—	—	—	—	2,384	—	2,384
Total assets	$9,232	$4,717	$30,311	$44,260	$546,531	$33,514	$45,426	$625,471

Liabilities
Contingent consideration (3)	$—	$—	$—	$—	$—	$—	$(6,657)	$(6,657)
Foreign-currency forward contracts (4)	—	(1,703)	—	(1,703)	—	(2,318)	—	(2,318)
Total liabilities	$—	$(1,703)	$—	$(1,703)	$—	$(2,318)	$(6,657)	$(8,975)

(1)	Carrying value approximates fair value due to the short-term nature.

(2)	Amounts are included in other assets in the consolidated statements of financial condition.

(3)	Amounts are included in accounts payable, accrued expenses and other liabilities in the consolidated statements of financial condition.

(4)
Amounts are included in accounts payable, accrued expenses and other liabilities in the consolidated statements of financial condition, except for $94 and $3 as of December 31, 2019 and 2018, respectively, which are included within corporate investments in the consolidated statements of financial condition.

The table below sets forth a summary of changes in the fair value of Level III financial instruments:

	Year Ended December 31,
	2019		2018
	Corporate Investments	Contingent Consideration Liability	Corporate Investments	Contingent Consideration Liability

Beginning balance	$45,426	$(6,657)	$50,902	$(18,778)
Contributions or additions	937	—	19,382	—
Distributions	(9,643)	—	(31,614)	—
Restructuring distribution of net assets	(14,416)	6,657	—	—
Net gain (loss) included in earnings	8,007	—	6,756	12,121
Ending balance	$30,311	$—	$45,426	$(6,657)

Net change in unrealized gains (losses) attributable to financial instruments still held at end of period	$8,007	$—	$4,796	$12,121

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019
($ in thousands, except where noted)

The table below sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the Company’s Level III financial instruments:

	Fair Value as of December 31,			Significant Unobservable Input		Weighted Average
Financial Instrument	2019	2018	Valuation Technique		Range

Corporate investment – Limited partnership interests	$30,311	$45,426	Market approach (value of underlying assets)	Not applicable	Not applicable	Not applicable
Contingent liability	—	(6,657)	Discounted cash flow	Assumed % of total potential contingent payments	0% – 100%	23%

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

	As of December 31, 2019				As of December 31, 2018
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Investments:
Corporate debt – bank debt	$—	$5,911,523	$149,642	$6,061,165	$—	$5,216,923	$136,055	$5,352,978
Corporate debt – all other	—	903,246	31,266	934,512	634	963,423	185,378	1,149,435
Equities – common stock	552	345	130,437	131,334	24,483	—	3,063	27,546
Equities – preferred stock	—	—	657	657	—	—	1,426	1,426
Real estate	—	—	230,741	230,741	—	—	—	—
Total investments	552	6,815,114	542,743	7,358,409	25,117	6,180,346	325,922	6,531,385
Derivatives:
Foreign-currency forward contracts	27	6,863	—	6,890	—	2,275	—	2,275
Options and futures		—	—	—	189	—	—	189
Total derivatives	27	6,863	—	6,890	189	2,275	—	2,464
Total assets	$579	$6,821,977	$542,743	$7,365,299	$25,306	$6,182,621	$325,922	$6,533,849

Liabilities
CLO debt obligations:
Senior secured notes (1)	$—	$(5,613,846)	$—	$(5,613,846)	$—	$(3,976,602)	$—	$(3,976,602)
Subordinated notes (1)	—	(154,153)	—	(154,153)	—	(151,392)	—	(151,392)
Total CLO debt obligations	—	(5,767,999)	—	(5,767,999)	—	(4,127,994)	—	(4,127,994)
Securities sold short:
Equity securities	—	—	—	—	(2,609)	—	—	(2,609)
Derivatives:
Foreign-currency forward contracts	(202)	(2,349)	—	(2,551)	—	(643)	—	(643)
Total liabilities	$(202)	$(5,770,348)	$—	$(5,770,550)	$(2,609)	$(4,128,637)	$—	$(4,131,246)

(1)	The fair value of CLO liabilities is classified based on the more observable fair value of CLO assets. Please see notes 2 and 11 for more information.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019
($ in thousands, except where noted)

The following tables set forth a summary of changes in the fair value of Level III investments:

	Corporate Debt – Bank Debt	Corporate Debt – All Other	Equities – Common Stock	Equities – Preferred Stock	Real Estate	Total
2019
Beginning balance	$136,055	$185,378	$3,063	$1,426	$—	$325,922
Deconsolidation of funds	(121,146)	(116,714)	(3,063)	(1,426)	—	$(242,349)
Transfers into Level III	9,300	—	2,391	776	—	12,467
Transfers out of Level III	(5,293)	(57,325)	(504)	—	—	(63,122)
Purchases	155,546	27,857	130,341	—	230,741	544,485
Sales	(15,282)	(8,471)	(266)	—	—	(24,019)
Realized gains (losses), net	46	(119)	(106)	—	—	(179)
Unrealized (depreciation) appreciation, net	(9,584)	660	(1,419)	(119)	—	(10,462)
Ending balance	$149,642	$31,266	$130,437	$657	$230,741	$542,743
Net change in unrealized (depreciation) appreciation attributable to assets still held at end of period	$(9,780)	$390	$(1,419)	$(119)	$—	$(10,928)

2018
Beginning balance	$86,999	$75,388	$3,427	$—	$121,588	$287,402
Deconsolidation of funds	—	—	(52,000)	(172)	(121,087)	(173,259)
Transfers into Level III	48,312	2,034	490	—	—	50,836
Transfers out of Level III	(26,845)	(10,984)	(658)	—	—	(38,487)
Purchases	83,199	186,210	52,533	1,248	—	323,190
Sales	(54,649)	(57,414)	(387)	—	(501)	(112,951)
Realized gains (losses), net	659	351	59	—		1,069
Unrealized (depreciation) appreciation, net	(1,620)	(10,207)	(401)	350	—	(11,878)
Ending balance	$136,055	$185,378	$3,063	$1,426	$—	$325,922
Net change in unrealized (depreciation) appreciation attributable to assets still held at end of period	$(1,729)	$(7,619)	$(401)	$350	$—	$(9,399)

Total realized and unrealized gains and losses recorded for Level III investments are included in net realized gain on consolidated funds’ investments or net change in unrealized appreciation (depreciation) on consolidated funds’ investments in the consolidated statements of operations.
There were no transfers between Level I and Level II positions for the year ended December 31, 2019. Transfers between Level I and Level II positions for the year ended December 31, 2018 included $0.7 million from Level I to Level II due to a decline in trading activity for one credit-oriented security, which was valued using broker quotes.
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

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019
($ in thousands, except where noted)

The following table sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the consolidated funds’ Level III investments as of December 31, 2019:

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (1)(2)	Range	Weighted Average (3)

Credit-oriented investments:
Consumer discretionary:	$16,836	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Financials:	17,274	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Health care:	26,863	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Real estate:	16,755	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	71,906	Recent transaction price (4)
Other:	31,274	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Equity investments:
	130,341	Discounted cash flow (4)	Discount rate	6% – 8%	7%
	753	Recent market information (5)
Real estate-oriented:
	230,741	Recent transaction price (4)	Not Applicable	Not applicable	Not applicable
Total Level III investments	$542,743

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019
($ in thousands, except where noted)

The following table sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the consolidated funds’ Level III investments as of December 31, 2018:

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (1)(2)	Range	Weighted Average (3)

Credit-oriented investments:
Communication services:	$20,746	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	2,416	Discounted cash flow (4)	Discount rate	12% – 14%	13%
FInancials:	108,277	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	3,608	Discounted cash flow (4)	Discount rate	9% – 15%	14%
Health care:	37,724	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	2,550	Discounted cash flow (4)	Discount rate	10% – 16%	14%
Real estate:	79,562	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	4,570	Discounted cash flow (4)	Discount rate	12% – 23%	14%
Other:	38,959	Recent market information (5)	Quotes prices	Not applicable	Not applicable
	17,943	Discounted cash flow (4)	Discount rate	8% – 15%	13%
	5,078	Recent transaction price (8)	Not applicable	Not applicable	Not applicable
Equity investments:
	2,390	Discounted cash flow (4)	Discount rate	10% – 30%	12%
	2,099	Market approach (comparable companies) (6)	Earnings multiple (7)	4x – 10x	7x
Total Level III investments	$325,922

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
December 31, 2019
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
During the year ended December 31, 2019, the valuation technique for one Level III credit-oriented investment changed from a discounted cash flow to a market approach based on comparable companies due to the anticipated restructuring of the portfolio company. There were no changes in the valuation techniques for Level III securities for the year ended December 31, 2018.
8. DERIVATIVES AND HEDGING
The fair value of freestanding derivatives consisted of the following:

	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
As of December 31, 2019
Foreign-currency forward contracts	$—	$—	$(156,281)	$(1,703)
	$—	$—	$(156,281)	$(1,703)

As of December 31, 2018
Foreign-currency forward contracts	$58,254	$1,654	$(77,156)	$(2,318)
Cross-currency swap	242,450	2,384	—	—
	$300,704	$4,038	$(77,156)	$(2,318)

Realized and unrealized gains and losses arising from freestanding derivatives were recorded in the consolidated statements of operations as follows:

	Year Ended December 31,
	2019	2018	2017

Investment income	$5,243	$9,191	$(16,707)
General and administrative expense (1)	2,143	(1,322)	(14,199)
Total gain (loss)	$7,386	$7,869	$(30,906)

(1)
To the extent that the Company’s freestanding derivatives are utilized to hedge its foreign-currency exposure to investment income and management fees earned from consolidated funds, the related hedged items are eliminated in consolidation, with the derivative impact (a positive number reflects a reduction in expenses) reflected in consolidated general and administrative expense.

There were no derivatives outstanding that were designated as hedging instruments for accounting purposes as of December 31, 2019 and 2018. Additionally, the Company had not designated any derivatives as fair-value hedges or hedges of net investments in foreign operations as of December 31, 2019 and 2018.
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

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019
($ in thousands, except where noted)

The fair value of derivatives held by the consolidated funds consisted of the following:

	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
As of December 31, 2019
Foreign-currency forward contracts	$166,917	$6,890	$(140,276)	$(2,551)
	$166,917	$6,890	$(140,276)	$(2,551)

As of December 31, 2018
Foreign-currency forward contracts	$95,980	$2,275	$(48,081)	$(643)
Options and futures	11,126	189	—	—
	$107,106	$2,464	$(48,081)	$(643)

The impact of derivatives held by the consolidated funds in the consolidated statements of operations was as follows:

	Year Ended December 31,
	2019		2018		2017
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments
Foreign-currency forward contracts	$(6,546)	$4,364	$513	$2,327	$(2,917)	$1,909
Total-return and interest-rate swaps	—	—	858	29	232	378
Options and futures	—	—	1,210	76	(4,825)	574
Total	$(6,546)	$4,364	$2,581	$2,432	$(7,510)	$2,861

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019
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

	Gross and Net Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of December 31, 2019		Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Derivative assets of consolidated funds:
Foreign-currency forward contracts	6,890	—	—	6,890
Subtotal	6,890	—	—	6,890
Total	$6,890	$—	$—	$6,890

Derivative Liabilities:
Foreign-currency forward contracts	$(1,703)	$—	$—	$(1,703)
Derivative liabilities of consolidated funds:
Foreign-currency forward contracts	(2,551)	—	—	(2,551)
Total	$(4,254)	$—	$—	$(4,254)

	Gross and Net Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of December 31, 2018		Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Foreign-currency forward contracts	$1,654	$1,497	$—	$157
Cross-currency swap	2,384	—	—	2,384
Subtotal	4,038	1,497	—	2,541
Derivative assets of consolidated funds:
Foreign-currency forward contracts	2,275	—	—	2,275
Options and futures	189	—	—	189
Subtotal	2,464	—	—	2,464
Total	$6,502	$1,497	$—	$5,005

Derivative Liabilities:
Foreign-currency forward contracts	$(2,318)	$(1,497)	$—	$(821)
Derivative liabilities of consolidated funds:
Foreign-currency forward contracts	(643)	—	—	(643)
Total	$(2,961)	$(1,497)	$—	$(1,464)

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019
($ in thousands, except where noted)

9. FIXED ASSETS
Fixed assets, which consist of furniture and equipment, capitalized software, office leasehold improvements and company-owned aircraft, are included in other assets in the consolidated statements of financial position.
The following table sets forth the Company’s fixed assets and accumulated depreciation:

	As of December 31,
	2019	2018

Furniture, equipment and capitalized software	$9,608	$26,345
Leasehold improvements	25,764	70,270
Corporate aircraft	—	66,120
Other	937	4,859
Fixed assets	36,309	167,594
Accumulated depreciation	(22,227)	(61,879)
Fixed assets, net	$14,082	$105,715
As a result of the Restructuring, fixed assets of $89.5 million were transferred as part of the deconsolidation of entities effective October 1, 2019.
10. GOODWILL AND INTANGIBLES
Goodwill represents the excess of cost over the fair value of identifiable net assets of acquired businesses. Goodwill has an indefinite useful life and is not amortized, but instead is tested for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or circumstances indicate that impairment may have occurred. As of December 31, 2019, the Company determined there was no goodwill impairment. The carrying value of goodwill was $18.4 million as of December 31, 2019 and $69.3 million as of 2018.
As a result of the Restructuring, goodwill and intangible assets of $50.9 million and $301.7 million, respectively, were transferred as part of the deconsolidation of entities effective October 1, 2019.
The following table summarizes the carrying value of intangible assets:

	As of December 31,
	2019	2018

Contractual rights	$—	$347,452
Accumulated amortization	—	(33,173)
Intangible assets, net	$—	$314,279

Amortization expense associated with the Company’s intangible assets was $12.6 million, $16.9 million and $6.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Goodwill and intangible assets are included in other assets in the consolidated statements of financial position.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019
($ in thousands, except where noted)

11. DEBT OBLIGATIONS AND CREDIT FACILITIES
Prior to the Restructuring, the Company’s financial statements reflected debt and debt service of the entire Oaktree Operating Group. OCM, Oaktree Capital I, Oaktree Capital II and Oaktree AIF are co-obligors and jointly and severally liable for all debt obligations listed below, however, debt obligations are reflected in the consolidated financial statements based upon the entity that actually made the borrowing and received the related proceeds. OCM has historically been the only direct borrower or issuer under credit agreements and private placement notes with third parties and made all payments of principal and interest. In connection with the Restructuring, debt obligations with a net carrying amount of $746.3 million related to OCM were transferred as part of the deconsolidation of entities effective October 1, 2019. Accordingly, the Company’s financial statements after the Restructuring generally will not reflect debt obligations, interest expense or related liabilities associated with its operating subsidiaries, until such time as Oaktree Capital I directly borrows or issues notes under such arrangements. As of December 31, 2019, Oaktree Capital I is jointly and severally liable, along with its co-obligors, for the debt obligations listed below with an aggregate outstanding principal balance of $750 million.
The Company’s debt obligations are set forth below:

	As of December 31,
	2019	2018

$250,000, 3.78%, issued in December 2017, payable on December 18, 2032	$—	$250,000
$250,000, variable-rate term loan, issued in March 2014, payable on March 29, 2023 (1)	—	150,000
$50,000, 3.91%, issued in September 2014, payable on September 3, 2024	—	50,000
$100,000, 4.01%, issued in September 2014, payable on September 3, 2026	—	100,000
$100,000, 4.21%, issued in September 2014, payable on September 3, 2029	—	100,000
$100,000, 3.69%, issued in July 2016, payable on July 12, 2031	—	100,000
Total remaining principal	—	750,000
Less: Debt issuance costs	—	(4,055)
Debt obligations	$—	$745,945

(1)
On December 13, 2019, the credit facility was amended to among other things, increase the revolving loan commitment from $500 million to $650 million, provide for the refinancing of the then-outstanding $150 million term loan with revolving loans, extend the maturity date from March 29, 2023 to December 13, 2024, favorably update the commitment fee and interest rate in the corporate ratings-based pricing grid and increase the asset under management covenant threshold from $60 million to $65 million. Borrowings generally bear interest at a spread to either LIBOR or an alternative base rate. Based on the current credit ratings of OCM, the interest rate on borrowings is LIBOR plus 0.88% per annum and the commitment fee on the unused portions of the revolving credit facility is 0.08% per annum. The credit agreement contains customary financial covenants and restrictions, including ones regarding a maximum leverage ratio and a minimum required level of assets under management (as defined in the credit agreement, as amended above). As of December 31, 2019, OCM had $150 million outstanding under the revolving credit facility and the Company had no outstanding borrowings under the revolving credit facility. OCM and the Company were in compliance with all financial maintenance covenants associated with its senior notes and bank credit facility as of December 31, 2019 and 2018, respectively.

The fair value of the Company’s debt obligations, which are carried at amortized cost, is a Level III valuation that is estimated based on a discounted cash-flow calculation using estimated rates that would be offered to Oaktree for debt of similar terms and maturities. The fair value of these debt obligations, gross of debt issuance costs, was $0.0 million and $720.3 million as of December 31, 2019 and 2018, respectively. The fair value as of December 31, 2018 utilized an average borrowing rate of 4.4%.
In July 2017, the Company agreed to guarantee a $17.5 million standby letter of credit extended to one of the investment funds that it manages, which expired in January 2018.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019
($ in thousands, except where noted)

Credit Facilities of the Consolidated Funds
Certain consolidated funds may maintain revolving credit facilities that are secured by the assets of the fund or may issue senior variable rate notes to fund investments on a longer term basis, generally up to ten years. The obligations of the consolidated funds are nonrecourse to the Company.
The consolidated funds had the following debt obligations outstanding:

	Outstanding Amount as of December 31,		Facility Capacity	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)	Commitment Fee Rate	L/C Fee
Credit Agreement	2019	2018
Senior variable rate notes	$159,411	$870,098	$159,411	3.42%	4.4	N/A	N/A
Less: Debt issuance costs	(934)	(5,569)
Total debt obligations, net	$158,477	$864,529

As of December 31, 2019 and 2018, the consolidated funds had debt obligations with an aggregate outstanding principal balance of $159.4 million and $870.1 million, respectively. The fair value of the senior variable rate notes is a Level III valuation and aggregated $159.1 million and $871.3 million as of December 31, 2019 and 2018, respectively, using prices obtained from pricing vendors. Financial instruments that are valued using quoted prices for the security or similar securities are generally classified as Level III because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities, or may require adjustment for investment-specific factors or restrictions.
As a result of the Restructuring, senior variable rate notes and debt issuance costs of $870.7 million and $4.6 million, respectively, were transferred as part of the deconsolidation of entities effective October 1, 2019.
Debt Obligations of CLOs
Debt obligations of CLOs represent amounts due to holders of debt securities issued by the CLOs, as well as term loans of CLOs that had not priced as of period end.
Set forth below are the outstanding debt obligations of CLOs:

	As of December 31, 2019			As of December 31, 2018
	Fair Value (1)	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)	Fair Value (1)	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)
Senior secured notes	$5,613,846	2.85%	8.6	$3,976,602	2.69%	9.9
Subordinated notes (2)	154,153	N/A	10.4	151,392	N/A	9.7
Total CLO debt obligations	$5,767,999			$4,127,994

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
The debt obligations of CLOs are nonrecourse to the Company and are backed by the investments held by the respective CLO. Assets of one CLO may not be used to satisfy the liabilities of another. As of December 31, 2019 and 2018, the fair value of CLO assets was $6.4 billion and $4.7 billion, respectively, and consisted of cash, corporate loans, corporate bonds and other securities.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019
($ in thousands, except where noted)

As of December 31, 2019, future scheduled principal or par value payments with respect to the debt obligations of CLOs were as follows:

2020	$204,290
2021	—
2022	—
2023	—
2024	—
Thereafter	5,622,072
Total	$5,826,362

12. LEASES
The Company has operating leases related to office space and certain equipment with remaining lease terms expiring within one year through 2031, some of which include options to extend the leases for up to five years and some of which include options to terminate the leases within one year. As of December 31, 2019, there were no finance leases outstanding and no additional operating leases that have not yet commenced.
The components of lease expense included in general and administrative expense were as follows:

Twelve months ended December 31, 2019

Operating lease cost	$15,984
Sublease income	(631)
Total lease cost	$15,353
Supplemental cash flow information related to leases was as follows:

Twelve months ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$16,224
Weighted average remaining lease term for operating leases (in years)	10.7
Weighted average discount rate for operating leases	4.4%

As of December 31, 2019, maturities of operating lease liabilities were as follows:

2020	6,262
2021	6,101
2022	5,480
2023	4,800
2024	4,224
Thereafter	28,778
Total lease payments	55,645
Less: imputed interest	(9,852)
Total operating lease liabilities	$45,793

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019
($ in thousands, except where noted)

13. NON-CONTROLLING REDEEMABLE INTERESTS IN CONSOLIDATED FUNDS
The following table sets forth a summary of changes in the non-controlling redeemable interests in the consolidated funds. Dividends reinvested and in-kind contributions or distributions are non-cash in nature and have been presented on a gross basis in the table below.

	Year Ended December 31,
	2019	2018	2017
Beginning balance	$961,622	$860,548	$344,047
Initial consolidation of a fund	96,248	—	296,971
Deconsolidation of funds due to restructuring	(406,058)	—	—
Deconsolidation of funds	(423,598)	—	—
Contributions	664,679	447,260	331,764
Distributions	(107,499)	(305,406)	(146,393)
Net income (loss)	93,620	(40,930)	29,532
Change in distributions payable	(16,105)	2,469	1,853
Foreign-currency translation and other	3,313	(2,319)	2,774
Ending balance	$866,222	$961,622	$860,548

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019
($ in thousands, except where noted)

14. UNITHOLDERS’ CAPITAL
Unitholders’ capital reflects the economic interests attributable to Class A unitholders, preferred unitholders, non-controlling interests in consolidated subsidiaries and non-controlling interests in consolidated funds. Non-controlling interests in consolidated subsidiaries represent the portion of unitholders’ capital attributable to the OCGH non-controlling interest and third parties. The OCGH non-controlling interest is determined at the Oaktree Operating Group level, after giving effect to distributions, if any, attributable to the preferred unitholders, based on the proportionate share of Oaktree Operating Group units held by the OCGH unitholders. Certain expenses, such as income taxes and related administrative expenses of Oaktree Capital Group, LLC and its Intermediate Holding Companies, are solely attributable to the Class A unitholders. As of December 31, 2019 and 2018, respectively, OCGH units represented 61,793,286 of the total 159,760,541 Oaktree Operating Group units and 85,471,937 of the total 157,133,560 Oaktree Operating Group units. Based on allocable capital of $1,301,066 and $1,997,745 as of December 31, 2019 and 2018, respectively, the OCGH non-controlling interest was $503,253 and $1,086,693. As of December 31, 2019 and 2018, non-controlling interests attributable to third parties was $0 and $5,661, respectively.
Distributions per Class A unit are set forth below:

Payment Date	Record Date	Applicable to Quarterly Period Ended	Distribution Per Unit
November 12, 2019	October 31, 2019	September 30, 2019	$0.03
September 30, 2019	September 30, 2019	-	3.13
May 10, 2019	May 6, 2019	March 31, 2019	1.05
February 22, 2019	February 15, 2019	December 31, 2018	0.75
Total 2019			$4.96

November 13, 2018	November 5, 2018	September 30, 2018	$0.70
August 10, 2018	August 6, 2018	June 30, 2018	0.55
May 11, 2018	May 7, 2018	March 31, 2018	0.96
February 23, 2018	February 16, 2018	December 31, 2017	0.76
Total 2018			$2.97

November 10, 2017	November 6, 2017	September 30, 2017	$0.56
August 11, 2017	August 7, 2017	June 30, 2017	1.31
May 12, 2017	May 8, 2017	March 31, 2017	0.71
February 24, 2017	February 17, 2017	December 31, 2016	0.63
Total 2017			$3.21

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
December 31, 2019
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
December 31, 2019
($ in thousands, except where noted)

The following table sets forth a summary of net income attributable to the preferred unitholders, the OCGH non-controlling interest and the Class A common unitholders:

	Year Ended December 31,
	2019	2018	2017
Weighted average Oaktree Operating Group units outstanding (in thousands):
OCGH non-controlling interest	79,084	86,390	91,643
Class A unitholders	80,045	70,526	64,148
Total weighted average units outstanding	159,129	156,916	155,791
Oaktree Operating Group net income:
Net income attributable to preferred unitholders (1)	$27,316	$12,277	$—
Net income attributable to OCGH non-controlling interest	137,100	280,159	422,122
Net income attributable to OCG Class A unitholders	137,921	228,791	295,161
Oaktree Operating Group net income (2)	$302,337	$521,227	$717,283
Net income attributable to OCG Class A unitholders:
Oaktree Operating Group net income attributable to OCG Class A unitholders	$137,921	$228,791	$295,161
Non-Operating Group income (expense)	(8,662)	(632)	144,143
Income tax expense of Intermediate Holding Companies	(1,736)	(17,018)	(207,810)
Net income attributable to OCG Class A unitholders	$127,523	$211,141	$231,494

(1)	Represents distributions declared, if any, on the preferred units.

(2)
Oaktree Operating Group net income does not include amounts attributable to other non-controlling interests, which amounted to $1,779, $2,659 and $2,662 for the years ended December 31, 2019, 2018 and 2017, respectively. As a result of the Restructuring, as of October 1, 2019, four of the six Oaktree Operating Group entities are no longer indirect subsidiaries of the Company. Accordingly, subsequent to that date, the consolidated financial statements reflect the Company’s indirect economic interest in only two of the Oaktree Operating Group entities: (i) Oaktree Capital I and (ii) OCM Cayman.

The change in the Company’s ownership interest in the Oaktree Operating Group is set forth below:

	Year Ended December 31,
	2019	2018	2017
Net income attributable to OCG Class A unitholders	$127,523	$211,141	$231,494
Equity reallocation between controlling and non-controlling interests	306,015	80,106	23,151
Change from net income attributable to OCG Class A unitholders and transfers from non-controlling interests	$433,538	$291,247	$254,645

Please see notes 14, 15 and 16 for additional information regarding transactions that impacted unitholders’ capital.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019
($ in thousands, except where noted)

15. EARNINGS PER UNIT
The computation of net income per Class A unit is set forth below:

	Year Ended December 31,
	2019	2018	2017
Net income per Class A unit (basic and diluted):	(in thousands, except per unit amounts)

Net income attributable to OCG Class A unitholders	$127,523	$211,141	$231,494
Weighted average number of Class A units outstanding (basic and diluted)	80,045	70,526	64,148
Basic and diluted net income per Class A unit	$1.59	$2.99	$3.61

Prior to the Mergers, OCGH units could be exchanged on a one-for-one basis into Class A units, subject to certain restrictions. The exchange of these units would have proportionally increased the Company’s interest in the Oaktree Operating Group. However, as the restrictions set forth in the then-current exchange agreement were in place for each applicable reporting period, those units were not included in the computation of diluted earnings per unit for the years ended December 31, 2019, 2018 and 2017. Subsequent to the Mergers, OCGH units are no longer exchangeable into Class A units.
A deferred equity unit represents a special unit award that, when vested, will be settled with an unvested OCGH unit on a one-for-one basis. The number of deferred equity units that will vest is based on the achievement of certain performance targets through June 2024. Once a performance target has been met, the applicable number of OCGH units will be issued and begin to vest over periods of up to 10.0 years. The holder of a deferred equity unit is not entitled to any distributions until the issuance of an OCGH unit in settlement of a deferred equity unit. As of or for the years ended December 31, 2019 and 2018, no OCGH units were considered issuable under the terms of the arrangement; consequently, no contingently issuable units were included in the computation of diluted earnings per unit for those periods. Please see note 16 for more information.
Certain compensation arrangements include performance-based awards that could result in the issuance of OCGH units, which would vest over periods of four to ten years from date of issuance. As of and for the years ended December 31, 2019 and 2018, no OCGH units were considered issuable under the terms of these arrangements; consequently, no contingently issuable units were included in the computation of diluted earnings per unit for those periods.
The Company had a contingent consideration liability that was payable in cash and fully-vested OCGH units. In May 2018, the contingent consideration arrangement was modified in respect of certain performance targets and payment terms. The new arrangement provided for contingent consideration payable in cash and Class A units. No Class A units or OCGH units were considered issuable under the terms of the arrangement as of or for the years ended December 31, 2019 and 2018; consequently, no contingently issuable units were included in the computation of diluted earnings per unit for those periods. Please see note 18 for more information.
16. EQUITY-BASED COMPENSATION
In December 2011, the Company adopted the 2011 Oaktree Capital Group, LLC Equity Incentive Plan (the “2011 Plan”). The 2011 Plan provides for the granting of options, unit appreciation rights, restricted unit awards, unit bonus awards, phantom equity awards or other unit-based awards to senior executives, directors, officers, certain employees, consultants, and advisors of the Company and its affiliates. As of December 31, 2019, a maximum of 23,570,034 units have been authorized to be awarded pursuant to the 2011 Plan, and 15,723,391 units (including 2,000,000 EVUs) have been awarded under the 2011 Plan. Each Class A and OCGH unit, when issued, represents an indirect interest in one Oaktree Operating Group unit. Total vested and unvested Converted OCGH Units, OCGH units and Class A units issued and outstanding were 159,760,541 as of December 31, 2019.
Restated Exchange Agreement
At the closing of the Mergers, Oaktree entered into a Third Amended and Restated Exchange Agreement that will, among other things, allow limited partners of OCGH to exchange (“Exchanges”) certain vested limited partnership units of OCGH (“OCGH Units”) for cash, Brookfield Class A Shares, notes issued by a Brookfield

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019
($ in thousands, except where noted)

subsidiary or equity interests in a subsidiary of OCGH that will entitle such limited partners to the proceeds from a note, or a combination of the foregoing. Either of such notes will have a three-year maturity and will accrue interest at the then-current 5-year treasury note rate plus 3%. Only Converted OCGH Units, OCGH Units issued and outstanding at the time of the closing of the Mergers, OCGH Units issued after the closing of the Mergers pursuant to agreements in effect on March 13, 2019, OCGH Units issuable upon vesting of certain phantom equity awards (“Phantom Units”) and other OCGH Units consented-to by Brookfield will be, when vested, eligible to participate in an Exchange. The form of the consideration in an Exchange is generally in the discretion of Brookfield, subject to certain limitations.
In general, OCGH limited partners will be entitled to provide an election notice to participate in an Exchange with respect to eligible vested OCGH Units during the first 60 calendar days of each year beginning January 1, 2022 (an “Open Period”). However, holders of Converted OCGH Units and Phantom Units will be eligible to provide an election notice with respect to their vested units beginning as early as 2020 and each year thereafter subject to certain limitations. Each Exchange will thereafter be consummated within the first 155 days of such calendar year, subject to extension in certain circumstances.
Valuation
Except as described below, for purposes of the Exchanges each OCGH Unit will be valued (i) by applying a 13.5x multiple to the trailing three-year average (or two-year average for Exchanges in 2022) of fee-related earnings less stock-based compensation at grant value and excluding depreciation and amortization and a 6.75x multiple to the trailing three-year average of net incentives created, and (ii) adding 100% of the value of net cash (defined as cash less the face value of debt and preferred stock, other than certain preferred stock issued in connection with certain Exchanges), 100% of the value of corporate investments and 75% of fund-level net accrued incentives as of December 31 of the prior year, in each case subject to certain adjustments. Amounts received in respect of each OCGH Unit will be reduced by the amount of any non-tax related distributions received in the calendar year in which the Exchange occurs, but increased by an amount accruing daily from January 1 of such year to the date of the closing of the Exchange at a rate per annum equal to the 5-year treasury note rate as of December 31 of the prior year plus 3%. However, in 2020 and 2021, Converted OCGH Units and Phantom Units will be valued at $49.00 per unit, less the amount of any capital distributions received upon vesting. Thereafter any such Converted OCGH Units and Phantom Units will be valued using the same methodology applied to all other OCGH Units.
Annual Limits
Exchanges of OCGH Units, other than Converted OCGH Units and Phantom Units, will be subject to certain annual caps and limitations as follows:

•
Messrs. Howard Marks, Bruce Karsh, Jay Wintrob, John Frank, Sheldon Stone, Richard Masson and Larry Keele can, for the Open Period beginning in 2022, exchange up to 20% of the OCGH Units held by them collectively at the closing of the Mergers (or issued pursuant to agreements in place on March 19, 2019, or as agreed to by Brookfield). For each year thereafter, they will be able to exchange an additional 20% of such OCGH Units (subject to yearly caps and inclusive of any prior exchanges), such that they will be entitled to exchange 100% of their OCGH Units beginning during the Open Period in 2026 (subject to yearly caps and inclusive of any prior exchanges).

•
Current employees other than those included in the group named in the preceding bullet can, for the Open Period beginning in 2022, sell up to 12.5% of the OCGH Units held by them collectively at the closing (or issued pursuant to agreements in place on March 13, 2019, or as agreed to by Brookfield). For each year thereafter, they will be able to exchange an additional 12.5% of such OCGH Units (subject to yearly caps and inclusive of any prior exchanges). They will be entitled to exchange 100% of their OCGH Units beginning during the Open Period in 2029 (subject to yearly caps).

•
Brookfield is not obligated to permit Exchanges that, in the aggregate together with Exchanges requested by all other OCGH limited partners, exceed certain maximum amounts per year. These maximum amounts are: 20% of the exchangeable OCGH Units in calendar year 2022, 25% in 2023, 30% in 2024, and 35% in 2025 and each year thereafter.

•
In the event that OCGH limited partners wish to sell or exchange units in excess of the maximum amount for a given year, OCGH will have the right to allocate the opportunity to sell the exchangeable units among

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019
($ in thousands, except where noted)

the OCGH limited partners in its sole discretion so that the amount exchanged does not exceed the maximum amount for such year.
With respect to Exchanges of Converted OCGH Units and Phantom Units, OCGH limited partners will not be entitled to exchange such units to the extent the aggregate exchange consideration payable in respect thereof, in any given Exchange, would exceed an amount equal to (i) the amount of exchange consideration that would have been payable in respect of Converted OCGH Units and Phantom Units that were eligible for participation in the applicable Open Period in accordance with their original vesting schedule as of the date the notice for such Exchange was delivered plus (ii) $20 million; and in the event that OCGH limited partners deliver election notices that would result in such excess, OCGH will reallocate such units among the OCGH limited partners in its sole discretion.
In the event that OCGH limited partners would, following an Exchange, beneficially own less than 1% of the equity of the Oaktree Operating Group (as defined in the operating agreement of the Company, as amended from time to time), Brookfield can require that all remaining OCGH Units be exchanged on 36-months’ notice. In addition, following the 8th anniversary of the closing date of the Mergers, Brookfield can discontinue the Exchange rights on 36-months’ notice. In the event that OCGH limited partners would, following the final Exchange pursuant to a discontinuation notice, beneficially own less than 5% of the equity of the Oaktree Operating Group, Brookfield can require that all remaining OCGH Units be exchanged in such final Exchange. As a result of the foregoing, the earliest the exchange rights can be terminated is the 11th anniversary of the closing date of the Mergers. Following the delivery of a discontinuation notice, the caps and limits set forth above will cease to be in effect.
Revisions to the terms of the exchange agreement governing post-vesting restrictions and exchange consideration described above and to the terms of the operating agreement of the Company and the partnership agreement of OCGH resulted in a Type I modification of unvested Class A and OCGH units at September 30, 2019.  There was no incremental compensation cost resulting from the modifications.
Class A and OCGH Unit Awards
In 2019, the Company granted 1,494,324 Class A units and 1,873,155 restricted OCGH units to its employees and directors, subject to annual vesting over a weighted average period of approximately 5.8 years. As of December 31, 2019, the Company expected to recognize compensation expense on its unvested Converted OCGH Units and other OCGH unit awards of $35.8 million over a weighted average period of 3.2 years.
The Company utilizes a contemporaneous valuation report in determining fair value at the date of grant for OCGH unit awards. Prior to the Merger, each valuation report was based on the market price of Oaktree’s Class A units. A discount was then applied to the Class A unit market price to reflect the lack of marketability for the OCGH units. The determination of an appropriate discount for lack of marketability was based on a review of discounts on the sale of restricted shares of publicly traded companies and multi-period put-based quantitative methods. Factors that influenced the size of the discount for lack of marketability include (a) the estimated time it would take for an OCGH unitholder to exchange units into Class A units, (b) the volatility of the Company’s business and (c) thin trading of the Class A units. Each of these factors is subject to significant judgment.
The estimated time-to-liquidity assumption ranged between 5.8 years in 2017 to 7.0 years in March 2018 and 6.4 years in the most recent valuation in 2019. The estimated time to liquidity was influenced primarily by the need, prior to the Merger, for (a) the general partner of OCGH to elect in its discretion to declare an open period during which an OCGH unitholder could exchange his or her unrestricted vested OCGH units for, at the option of the Company’s board of directors, Class A units on a one-for-one basis, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value or any combination of the foregoing, and (b) the approval of the Company’s board of directors to exchange such OCGH units into any of the foregoing. Board approval was based primarily on the objective of maintaining an orderly market for Oaktree’s units, but may have taken into account any other factors that the board deemed appropriate in its sole discretion. Volatility was estimated from historical and implied volatilities of the Company and five other comparable public alternative asset management companies.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019
($ in thousands, except where noted)

In valuing employee OCGH unit grants, the discount percentage applied to the then-prevailing Class A unit trading price was 20% for all OCGH units granted in 2017 through the first three quarters of 2018 and 17.5% for the fourth quarter of 2018 through September 30, 2019.
After the Merger, OCGH unit grants are valued based on a formula as described above under “Restated Exchange Agreement - Valuation” and reflect a discount for lack of marketability due to the post-vesting restrictions described above. Factors that influence the formula-based valuation include the estimated time it would take for an OCGH unitholder to exchange units for value pursuant to the Restated Exchange Agreement and estimates of the Company’s future results, which are inputs to the valuation formula. Each of these factors is subject to significant judgment.
Through December 31, 2021, Converted OCGH Units will be valued at $49.00 per unit, less the amount of any capital distributions received upon vesting. Thereafter, any such Converted OCGH Units will be valued using the same methodology applied to all other OCGH units.
With respect to forfeitures, the Company made an accounting policy election to account for forfeitures when they occur in connection with accounting guidance adopted in the first quarter of 2017 on a modified retrospective basis as discussed in note 2. Accordingly, no forfeitures have been assumed in the calculation of compensation expense effective January 1, 2017.
A summary of the status of the Company’s unvested Converted OCGH units and other OCGH unit awards and a summary of changes for the periods presented are set forth below (actual dollars per unit):

	Converted OCGH Units (1)		OCGH Units
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Balance, December 31, 2016	2,128,400	$41.86	2,337,953	$39.85
Granted	1,285,548	45.42	274,018	37.15
Vested	(837,254)	40.57	(453,136)	38.50
Forfeited	(20,378)	45.59	—	—
Balance, December 31, 2017	2,556,316	44.05	2,158,835	39.79
Granted	1,164,601	39.61	124,051	31.80
Vested	(920,439)	42.57	(418,837)	37.23
Forfeited	(99,893)	40.59	—	—
Balance, December 31, 2018	2,700,585	42.76	1,864,049	39.83
Granted	1,494,324	49.56	1,873,155	39.95
Vested	(975,072)	43.06	(515,534)	35.44
Restructuring (2)	(2,380,641)	45.83	(2,600,264)	40.87
Forfeited	(107,955)	44.63	—	—
Balance, December 31, 2019	731,241	$45.99	621,406	$39.49

(1)
Upon the completion of the Merger, each unvested Class A Unit held by current, or in certain cases former, employees, officers and directors of Oaktree and its subsidiaries was converted into one unvested OCGH Unit (each, a “Converted OCGH Unit”) and became subject to the terms and conditions of the OCGH limited partnership agreement. The Converted OCGH Units will (i) be subject to the same vesting terms that were applicable to such units prior to the completion of the Merger, (ii) be entitled to receive ongoing distributions in respect of earnings, but not capital distributions and (iii) upon vesting, receive the accumulated value of capital distributions that accrued while such units were unvested. However, in 2020 and 2021, Converted OCGH Units will be valued at $49.00 per unit, less the amount of any capital distributions received upon vesting.

(2)	Effective with the Restructuring, compensation related to unvested equity awards granted for service provided by employees of OCM is no longer included in these consolidated financial statements.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019
($ in thousands, except where noted)

Equity Value Units
OCGH equity value units (“EVUs”) represent special limited partnership units in OCGH that entitle the holder the right to receive special distributions that will be settled in OCGH units, based on value created during a specified period in excess of a fixed “Base Value.” The value created is measured on a per unit basis, based on the appreciation of the OCGH units (before the Merger, the Class A units) and certain components of quarterly distributions with respect to OCGH units over the period beginning on January 1, 2015 and ending on each of December 31, 2019, December 31, 2020 and December 31, 2021, with one-third of the EVUs recapitalizing on each such date. As of December 31, 2019, the value created did not exceed the Base Value. EVUs also give the holder the right, subject to service vesting and Oaktree performance relative to the accreting Base Value, to receive certain quarterly distributions from OCGH. EVUs do not entitle the holder to any voting rights.
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
Certain EVUs provide the holder with liquidity rights in respect of the special distributions, if any, that will be settled in OCGH units. As of December 31, 2019, there were 2,000,000 vested EVUs outstanding.
The fair value of EVUs was determined using a Monte Carlo simulation model. The fair value was affected by the Class A unit trading price and assumptions regarding certain complex and subjective variables, including the expected Class A unit trading price volatility, distributions and exercise timing, and the risk-free interest rate. All of the outstanding EVUs were granted to an employee of OCM, accordingly, subsequent to the Restructuring, compensation expense related to these awards is no longer included in these consolidated financial statements.
Deferred Equity Units
A deferred equity unit represents a special unit award that, when vested, will be settled with an unvested OCGH unit on a one-for-one basis. The number of deferred equity units that will vest is based on the achievement of certain performance targets through June 2024. Once a performance target has been met, the applicable number of OCGH units will be issued and begin to vest over periods of up to 10.0 years. The holder of a deferred equity unit is not entitled to any distributions until settled by the issuance of an OCGH unit. As of December 31, 2019, there were 767,499 deferred equity units outstanding, none of which were expected to vest. All of the outstanding deferred equity units were granted to employees of OCM, accordingly, subsequent to the Restructuring, compensation expense related to these awards is no longer included in these consolidated financial statements.
The fair value of the deferred equity units issued in 2019 was determined at the grant date based on the then-prevailing Class A unit trading price and reflected a 17.5% lack-of-marketability discount for the OCGH units that will be issued upon vesting.
17. INCOME TAXES AND RELATED PAYMENTS
The Company is a publicly traded partnership and Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc., two of its Intermediate Holding Companies, were wholly-owned corporate subsidiaries. Income earned by these corporate subsidiaries were subject to U.S. federal and state income taxes during the year. Income earned by non-corporate subsidiaries is not subject to U.S. federal corporate income tax and is allocated to the Oaktree Operating Group’s unitholders.
Upon the Restructuring, Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc. merged with and into newly formed, indirect subsidiaries of Brookfield, with those subsidiaries surviving the mergers. As a result, as of October 1, 2019, Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc. ceased to exist and the Company will no longer include on its financial statements economic interests in Oaktree Capital II, L.P., Oaktree Investment Holdings, L.P., Oaktree Capital Management, L.P., and Oaktree AIF Investments, L.P.
The Company’s effective tax rate is dependent on many factors, including the estimated nature of many amounts and the mix of revenues and expenses between our two corporate Intermediate Holding Companies that

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019
($ in thousands, except where noted)

were subject to income tax through the date of the Restructuring, and our three other Intermediate Holding Companies that are not; consequently, from period to period the effective tax rate is subject to significant variation.
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
Income tax expense from operations consisted of the following:

	Year Ended December 31,
	2019	2018	2017
Current:
U.S. federal income tax	$(93)	$4,645	$4,085
State and local income tax	1,674	2,934	2,687
Foreign income tax	7,933	7,402	5,907
	$9,514	$14,981	$12,679
Deferred:
U.S. federal income tax	$519	$8,934	$191,488
State and local income tax	(158)	844	10,928
Foreign income tax	(255)	20	347
	$106	$9,798	$202,763
Total:
U.S. federal income tax	$426	$13,579	$195,573
State and local income tax	1,516	3,778	13,615
Foreign income tax	7,678	7,422	6,254
Income tax expense	$9,620	$24,779	$215,442

The Company’s income (loss) before income taxes consisted of the following:

	Year Ended December 31,
	2019	2018	2017
Domestic income (loss) before income taxes	$380,653	$467,264	$894,911
Foreign income (loss) before income taxes	16,305	22,060	10,013
Total income (loss) before income taxes	$396,958	$489,324	$904,924

The Company’s effective tax rate differed from the federal statutory rate for the following reasons:

	Year Ended December 31,
	2019	2018	2017
Income tax expense at federal statutory rate	21.00%	21.00%	35.00%
Income passed through	(20.96)	(17.78)	(31.61)
State and local taxes, net of federal benefit	0.45	0.55	0.38
Foreign taxes	1.07	0.57	0.23
Deferred tax adjustment	—	—	19.76
Other, net	0.86	0.72	0.05
Total effective rate	2.42%	5.06%	23.81%

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019
($ in thousands, except where noted)

The components of the Company’s deferred tax assets and liabilities were as follows:

	As of December 31,
	2019	2018	2017
Deferred tax assets:
Investment in partnerships	$—	$210,678	$191,713
Equity-based compensation expense	—	5,535	3,537
Net operating losses	—	7,393	—
Other (1)	3,096	9,191	9,311
Total deferred tax assets	3,096	232,797	204,561
Total deferred tax liabilities	—	3,697	2,101
Net deferred tax assets before valuation allowance	3,096	229,100	202,460
Valuation allowance	—	—	—
Net deferred tax assets	$3,096	$229,100	$202,460

(1)	As of December 31, 2019, balance of Other of $3,096 relates to deferred tax assets in foreign jurisdictions (relating primarily to fixed assets and accruals).
All deferred tax balances related to these entities were deconsolidated as part of the Restructuring effective October 1, 2019.
When assessing the realizability of deferred tax assets, the Company considers whether it is probable that some or all of the deferred tax assets will not be realized. In determining whether the deferred tax assets are realizable, the Company considers the period of expiration of the tax asset, historical and projected taxable income, and tax liabilities for the tax jurisdiction in which the tax asset is located. The deferred tax asset recognized by the Company, as it relates to the higher tax basis in the carrying value of certain assets compared to the book basis of those assets, will be recognized in future years by these taxable entities. Deferred tax assets are based on the amount of the tax benefit that the Company’s management has determined is more likely than not to be realized in future periods. In determining the realizability of this tax benefit, management considered numerous factors that will give rise to pre-tax income in future periods. Among these are the historical and expected future book and tax basis pre-tax income of the Company and unrealized gains in the Company’s assets at the determination date. Based on these and other factors, the Company determined that, as of December 31, 2019, all deferred tax assets were more likely than not to be realized in future periods.
The Company recognizes tax benefits related to its tax positions only where the position is “more likely than not” to be sustained in the event of examination by tax authorities. As part of its assessment, the Company analyzes its tax filing positions in all of the federal, state and foreign tax jurisdictions where it is required to file income tax returns, and for all open tax years in these jurisdictions. As of December 31, 2019, the total reserve balance, including interest and penalties, was $0.2 million.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019
($ in thousands, except where noted)

The following is a reconciliation of unrecognized tax benefits (excluding interest and penalties thereon):

	Year Ended December 31,
	2019	2018	2017
Unrecognized tax benefits, January 1	$2,699	$4,366	$5,768
Additions for tax positions related to the current year	—	—	350
Additions for tax positions related to prior years	—	—	—
Reductions for tax positions related to prior years (1)	(2,440)	(18)	(412)
Settlements	—	(1,423)	—
Lapse in statute of limitations	(152)	(226)	(1,340)
Unrecognized tax benefits, December 31	$107	$2,699	$4,366

(1)	Reduction of $2,440 during 2019 relates to the transfer of unrecognized tax benefits to Brookfield.
As of October 1, 2019, all unrecognized tax benefits related to Oaktree Holdings, Inc., Oaktree AIF Holdings, Inc., and Oaktree Capital Management, L.P. were transferred through equity to Brookfield. If the above tax benefits as of December 31, 2019 were to be recognized in 2019, the $0.1 million would impact the annual effective tax rate.
The Company recognizes interest and penalties related to unrecognized tax positions in the provision for income taxes in the consolidated statements of operations.  As of December 31, 2019 and 2018, respectively, the aggregate amount of interest and penalties accrued was $0.1 million and $1.9 million.  The Company recognized a net expense of $0.2 million, net benefit of $1.2 million and net expense of $0.1 million in 2019, 2018 and 2017, respectively.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, local and foreign tax regulators. With limited exceptions, the Company is no longer subject to income tax audits by taxing authorities for periods before 2016. Tax authorities currently are examining certain income tax returns of Oaktree, with certain of these examinations at an advanced stage. Over the next twelve months ending December 31, 2020, the Company believes that it is reasonably possible that one outcome of these current examinations and expiring statutes of limitation on other items may be the release of up to approximately $0.2 million of previously accrued Operating Group income taxes. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to its tax examinations and that any settlements related thereto will not have a material adverse effect on the Company’s consolidated financial statements; however, there can be no assurances as to the ultimate outcomes.
Exchange Agreement and Tax Receivable Agreement
Under the terms of an exchange agreement in effect prior to the Merger, each OCGH unitholder, subject to certain restrictions, including the approval of our board of directors, had the right to (or could have been required to) exchange his or her OCGH units for, at the option of the Company’s board of directors, Class A units, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value or any combination of the foregoing. These exchanges resulted in, increases in the tax basis of the tangible and intangible assets of the Oaktree Operating Group. These increases in tax basis have increased and will increase (for tax purposes) depreciation and amortization deductions and reduce gain on sales of assets, and therefore reduce the taxes of two Intermediate Holding Companies, Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc., that were our subsidiaries prior to the Merger.
Prior to the Merger, Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc. entered into a tax receivable agreement with the OCGH (the “Original TRA”) unitholders that provided for the payment by Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc. to the OCGH unitholders of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that Oaktree Holdings, Inc. or Oaktree AIF Holdings, Inc. actually realizes (or is deemed to realize in the case of an early termination payment by Oaktree Holdings, Inc. or Oaktree AIF Holdings, Inc. or a change of control, as discussed below) as a result of these increases in tax basis and of certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019
($ in thousands, except where noted)

under the tax receivable agreement. These payment obligations were obligations of Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc. and not of the Oaktree Operating Group.
For the years ended December 31, 2019, 2018 and 2017, respectively, amounts paid under the tax receivable agreement totaled $10.0 million, $20.7 million and $20.0 million.
At the closing of the Merger, Oaktree entered into a Third Amended and Restated Tax Receivable Agreement (the "TRA Amendment"), which amended and restated the Original TRA. Pursuant to the TRA Amendment, the Original TRA no longer applies and no Tax Benefit Payments (as defined in the Original TRA) will be made with respect to any exchanges of OCGH units that occur on or after March 13, 2019. With respect to any exchanges of OCGH units that occurred prior to March 13, 2019, the TRA Amendment provides that Tax Benefit Payments (as defined in the Original TRA) will continue to be made with respect to such exchanges in accordance with the Original TRA (as amended in certain respects, including that such payments will be calculated without taking into account any tax attributes of Brookfield). Note that upon closing of the Merger, all of the obligation for future Tax Benefit Payments were transferred to the entities that were deconsolidated as part of the Restructuring effective October 1, 2019.
18. COMMITMENTS AND CONTINGENCIES
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
Incentive Income
In addition to the incentive income recognized by the Company, certain of its funds have amounts recorded as potentially allocable to the Company as its share of potential future incentive income, based on each fund’s net asset value. Inasmuch as this incentive income is contingent upon future investment activity and other factors, it is not recognized by the Company as revenue until it is probable that a significant reversal will not occur. As of December 31, 2019 and 2018, respectively, the aggregate of such amounts recorded at the fund level in excess of incentive income recognized by the Company was $864,900 and $1,434,458, for which related direct incentive income compensation expense was estimated to be $462,684 and $754,903.
Contingent Liabilities
The Company had a contingent consideration obligation of up to $60.0 million related to the Highstar acquisition that was payable in cash and fully-vested OCGH units. The amount of contingent consideration was based on the achievement of certain performance targets over a period of up to seven years from the acquisition date of August 2014. In May 2018, the contingent consideration arrangement was modified in respect of certain performance targets and payment terms. The new arrangement provides for contingent consideration of up to $36.1 million, payable in cash and Class A units. The modification resulted in a $7.1 million reduction in the contingent consideration liability. As of December 31, 2019 and 2018, respectively, the fair value of the contingent consideration liability was $0.0 million and $6.7 million, respectively. Changes in this liability resulted in income of $0.0 million, $12.1 million and $4.8 million in 2019, 2018 and 2017, respectively. The fair value of the contingent consideration liability is a Level III valuation, which uses a discounted cash-flow analysis based on a probability-weighted average estimate of certain performance targets, including fundraising and revenue levels. The assumptions used in the analysis are inherently subjective, and thus the ultimate amount of the contingent

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019
($ in thousands, except where noted)

consideration liability may differ materially from the most recent estimate. For periods prior to the Restructuring, the contingent consideration liability is included in accounts payable, accrued expenses and other liabilities in the consolidated statements of financial condition and changes in the liability are recorded in general and administrative expense in the consolidated statements of operations.
In connection with the October 2017 BDC acquisition, FSM pledged assets with an estimated fair value of $56.2 million to indemnify OCM or the BDCs against any claims or assessments arising from the period during which it managed the BDCs. Please see note 3 for more information.
Commitments to Funds
As of December 31, 2019 and 2018, the Company, generally in its capacity as general partner, had undrawn capital commitments of $237.3 million and $385.8 million, respectively, including commitments to both unconsolidated and consolidated funds.
Operating Leases
Oaktree leases its main headquarters office in Los Angeles and offices in 17 other cities in the U.S., Europe, Asia and Australia, pursuant to current lease terms expiring through 2031. The Company’s occupancy costs, including non-lease expenses, were $20,081, $22,369 and $20,477 for the years ended December 31, 2019, 2018 and 2017, respectively.
As of December 31, 2019, the Company’s aggregate estimated minimum commitments under Oaktree’s operating leases were as follows:

2020	$6,262
2021	6,101
2022	5,480
2023	4,800
2024	4,224
Thereafter	28,778
Total	$55,645

Investment Commitments of the Consolidated Funds
Certain of the consolidated funds are parties to credit arrangements that provide for the issuance of letters of credit and/or revolving loans, which may require the particular fund to extend loans to investee companies. The consolidated funds use the same investment criteria in making these commitments as they do for investments that are included in the consolidated statements of financial condition. The unfunded liability associated with these credit arrangements is equal to the amount by which the contractual loan commitment exceeds the sum of funded debt and cash held in escrow, if any. As of December 31, 2019 and 2018, the consolidated funds had potential aggregate commitments of $2.3 million and $13.8 million, respectively. These commitments are expected to be funded by the funds’ cash balances, proceeds from asset sales or drawdowns against existing capital commitments.
A consolidated fund may agree to guarantee the repayment obligations of certain investee companies. As of December 31, 2019 and 2018, there were no guaranteed amounts under such arrangements.
Certain consolidated funds are investment companies that are required to disclose financial support provided or contractually required to be provided to any of their portfolio companies. During the year ended December 31, 2019, the consolidated funds did not provide any financial support to portfolio companies.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019
($ in thousands, except where noted)

19. RELATED PARTY TRANSACTIONS
The Company considers its senior executives, employees and unconsolidated Oaktree funds to be affiliates (as defined in the FASB ASC Master Glossary). Amounts due from and to affiliates are set forth below. The fair value of amounts due from and to affiliates is a Level III valuation and was valued based on a discounted cash-flow analysis. The carrying value of amounts due from affiliates approximated fair value due to their short-term nature or because their weighted average interest rate approximated the Company’s cost of debt. The fair value of amounts due to affiliates approximated $85,151 and $95,953 as of December 31, 2019 and 2018, respectively. The valuation as of December 31, 2018 was based on a discount rate of 10.0%. The tax receivable agreement liability was transferred as part of the Restructuring on October 1, 2019.

	As of December 31,
	2019	2018
Due from affiliates:
Loans	$2,596	$3,857
Amounts due from unconsolidated funds	2,415	72,588
Management fees and incentive income due from unconsolidated funds	88,043	362,971
Payments made on behalf of unconsolidated entities	71,051	3,469
Non-interest bearing advances made to certain non-controlling interest holders and employees	84	27
Total due from affiliates	$164,189	$442,912
Due to affiliates:
Due to OCGH unitholders in connection with the tax receivable agreement (please see note 17)	$—	$187,872
Amounts due to unconsolidated entities	86,575	—
Amounts due to senior executives, certain non-controlling interest holders and employees	488	495
Total due to affiliates	$87,063	$188,367

Loans
Loans primarily consist of interest-bearing loans made to certain non-controlling interest holders, primarily certain employees, to meet tax obligations related to vesting of equity awards. The loans, which are generally recourse to the borrower or secured by vested equity and other collateral, typically bear interest at the Company’s cost of debt and generated interest income of $73, $211 and $451 for the years ended December 31, 2019, 2018 and 2017, respectively.
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
Revenues Earned From Oaktree Funds
Management fees and incentive income earned from unconsolidated Oaktree funds totaled $0.8 billion, $1.3 billion and $1.4 billion for the years ended December 31, 2019, 2018 and 2017, respectively.
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
December 31, 2019
($ in thousands, except where noted)

which the capital calls occurred. Amounts advanced by the Company are included within “non-interest bearing advances made to certain non-controlling interest holders and employees” in the table above.
Aircraft Services
OCM owns an aircraft for business purposes. Howard Marks, the Company’s Co-Chairman, may use this aircraft for personal travel and will reimburse OCM to the extent his use of the aircraft for personal travel exceeds a certain threshold pursuant to an Oaktree policy.  Oaktree also provides certain senior executives a personal travel allowance for private aircraft usage up to a certain threshold pursuant to the same Oaktree policy. Additionally, Oaktree occasionally makes use of an aircraft owned by one of its senior executives for business purposes at a price to Oaktree that is based on market rates.
Special Allocations
Certain senior executives receive special allocations based on a percentage of profits of the Oaktree Operating Group. These special allocations, which are recorded as compensation expense, are made on a current basis for so long as they remain senior executives of the Company, with limited exceptions.
Administrative Services

Effective October 1, 2019, the Company is party to the Services Agreement with OCM. Pursuant to the Services Agreement, OCM provides administrative services to the Company necessary for the operations of the Company, which include providing office facilities, equipment, clerical, bookkeeping and record keeping services at such facilities and such other services as OCM, subject to review by the Company’s Board of Directors, shall from time to time deem to be necessary or useful to perform its obligations under the Services Agreement. OCM may, on behalf of the Company, conduct relations and negotiate agreements with custodians, trustees, depositories, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks and such other persons in any such other capacity deemed to be necessary or desirable. OCM makes reports to the Company’s Board of Directors of its performance of obligations under the Services Agreement and furnishes advice and recommendations with respect to such other aspects of the Company’s business and affairs, in each case, as it shall determine to be desirable or as reasonably required by the Company’s Board of Directors.

OCM is responsible for the financial and other records that the Company is required to maintain and prepares, prints and disseminates reports to the Company’s stockholders and all other materials filed with the SEC. In addition, OCM assists the Company in overseeing the preparation and filing of the Company’s tax returns, and generally overseeing the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others.

On an annual basis the Company will reimburse OCM $750,000 of the costs incurred for providing these administrative services. This reimbursement is payable quarterly, in equal installments, and relates to the Company’s allocable portion of overhead and other expenses (facilities and personnel) incurred by OCM in performing its obligations under the Services Agreement. This amount includes the Company’s allocable portion of (i) the rent of the Company’s principal executive offices (which are located in a building owned by a Brookfield affiliate) at market rates and (ii) the costs of compensation and related expenses of various personnel at Oaktree that perform duties for the Company. The Services Agreement may be terminated by either party without penalty upon 90 days’ written notice to the other.

For the year ended December 31, 2019, the Company incurred administrative expenses of $0.2 million, which was included in “Due to affiliates” in the Consolidated Statements of Financial Condition, reflecting the unpaid portion of administrative expenses and other reimbursable expenses payable to OCM.
Leases
OCM leases certain office space from affiliates of Brookfield. Rent expense associated with these leases was $4.5 million, $4.7 million and $4.7 million for the years ended December 31, 2019, 2018 and 2017, respectively. Effective with the Restructuring, OCM’s lease expense and obligations are no longer included in these consolidated financial statements.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019
($ in thousands, except where noted)

20. CAPITAL REQUIREMENTS OF REGULATED ENTITIES
One of the Company’s indirect subsidiaries prior to the Restructuring is a registered U.S. broker-dealer that is subject to the minimum net capital requirements of the SEC and the U.S. Financial Industry Regulatory Authority. Additionally, two of the Company’s indirect subsidiaries based in London is subject to the capital requirements of the U.K. Financial Conduct Authority, and another based in Hong Kong is subject to the capital requirements of the Hong Kong Securities and Futures Ordinance.  These entities operate in excess of their respective regulatory capital requirements.
The regulatory capital requirements referred to above may restrict the Company’s ability to withdraw capital from its entities for purposes such as paying cash distributions or advances to the Company. As of December 31, 2019 and 2018, respectively, there was approximately $190.7 million and $183.7 million of such potentially restricted amounts. Effective with the Restructuring, the U.S. broker-dealer’s restricted amounts, if any, will no longer be included in these consolidated financial statements.
21. SEGMENT REPORTING
As a global investment manager, the Company provides investment management services through funds, separate accounts and subsidiary services agreements. The Company earns revenues from the management fees and incentive income generated by the funds that it manages or serves as the general partner. Additionally, for acting as a sub-investment manager, or sub-advisor, to certain Oaktree funds, the Company earns sub-advisory fees. Under the subsidiary services agreements, the Company provides certain investment and marketing related services to Oaktree affiliated entities. Management uses a consolidated approach to assess performance and allocate resources. As such, the Company’s business is comprised of one segment, the investment management business.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019
($ in thousands, except where noted)

22. SUBSEQUENT EVENTS
Class A Unit Distribution
A distribution of $0.22 per Class A unit was paid on February 24, 2020 to holders of record at the close of business on February 3, 2020.
Preferred Unit Distributions
A distribution of $0.414063 per Series A preferred unit will be paid on March 16, 2020 to Series A preferred unitholders of record at the close of business on March 1, 2020.
A distribution of $0.409375 per Series B preferred unit will be paid on March 16, 2020 to Series B preferred unitholders of record at the close of business on March 1, 2020.
23. QUARTERLY FINANCIAL DATA (UNAUDITED)
Prior to the Restructuring on October 1, 2019, the Company’s consolidated operating results included substantially all of the revenues and expenses of the Oaktree Operating Group and related consolidated funds and investment vehicles. Subsequent to the Restructuring, the Company’s consolidated operating results reflect only Oaktree Capital I and OCM Cayman and related consolidated funds and investment vehicles. Since the deconsolidation of the remaining four Oaktree Operating Group entities was not required to be presented on a retrospective basis, the Company’s results of operations for the year ended December 31, 2019 reflect a full year of activities for Oaktree Capital I and OCM Cayman and related funds and investment vehicles and only nine months of activities for the remaining four Oaktree Operating Group entities and related funds and investment vehicles and, as a result, are not directly comparable to prior periods.The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2019 and December 31, 2018 (dollars in thousands except per unit data):

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Revenues	$266,415	$313,483	$205,190	$143,899
Expenses	(237,474)	(265,888)	(245,480)	(93,689)
Other income	159,957	75,785	24,190	50,570
Income before income taxes	$188,898	$123,380	$(16,100)	$100,780
Net income	$184,400	$121,528	$(20,898)	$102,308
Net income attributable to OCG Class A unitholders	$47,254	$42,444	$(16,648)	$54,473
Net income per unit (basic and diluted):
Net income per Class A unit	$0.66	$0.57	$(0.22)	$0.56
Distributions declared per Class A unit	$0.75	$1.05	$3.13	$0.03

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Revenues	$337,321	$213,283	$241,227	$594,248
Expenses	(251,036)	(184,606)	(191,167)	(373,762)
Other income	57,513	41,947	99,599	(95,243)
Income before income taxes	$143,798	$70,624	$149,659	$125,243
Net income	$137,401	$65,757	$143,091	$118,296
Net income attributable to OCG Class A unitholders	$52,732	$31,121	$52,750	$74,538
Net income per unit (basic and diluted):
Net income per Class A unit	$0.78	$0.44	$0.74	$1.04
Distributions declared per Class A unit	$0.76	$0.96	$0.55	$0.70

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
Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control—Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2019 was effective.
Item 9B. Other Information
None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
The following table sets forth information about our executive officers and directors as of February 26, 2020:

Name	Age	Position
Howard S. Marks	73	Director and Co-Chairman

Bruce A. Karsh	64	Director, Co-Chairman and Chief Investment Officer

Jay S. Wintrob	62	Director and Chief Executive Officer

John B. Frank	63	Director and Vice Chairman

Daniel D. Levin	41	Chief Financial Officer

Sheldon M. Stone	67	Director and Principal

Justin B. Beber	50	Director

J. Bruce Flatt	54	Director

Steven J. Gilbert	72	Director

D. Richard Masson	61	Director

Marna C. Whittington	72	Director

Todd E. Molz	48	General Counsel, Chief Administrative Officer and Secretary
Howard S. Marks is our Co-Chairman and a co-founder and has been a director since May 2007. Since the formation of Oaktree in 1995, Mr. Marks has been responsible for ensuring the firm’s adherence to its core investment philosophy; communicating closely with clients concerning products and strategies; and contributing his experience to big-picture decisions relating to investments and corporate direction. From 1985 until 1995, Mr. Marks led the groups at The TCW Group, Inc. that were responsible for investments in distressed debt, high yield bonds, and convertible securities. He was also Chief Investment Officer for Domestic Fixed Income at TCW. Previously, Mr. Marks was with Citicorp Investment Management for 16 years, where from 1978 to 1985 he was Vice President and senior portfolio manager in charge of convertible and high yield securities. Between 1969 and 1978, he was an equity research analyst and, subsequently, Citicorp’s Director of Research. Mr. Marks holds a B.S.Ec. degree cum laude from the Wharton School of the University of Pennsylvania with a major in finance and an M.B.A. in accounting and marketing from the Booth School of Business of the University of Chicago, where he received the George Hay Brown Prize. He is a CFA® charterholder. Mr. Marks is a Trustee and Chairman of the Investment Committee at the Metropolitan Museum of Art. He chairs the Investment Committee of the Royal Drawing School and is Professor of Practice at King’s Business School (both in London). He serves on the Shanghai International Financial Advisory Council and the Advisory Board of Duke Kunshan University. Hi is an Emeritus Trustee of the University of Pennsylvania, where from 2000 to 2010 he chaired the Investment Board. With over 40 years of investment experience, Mr. Marks’s extensive expertise in our industry, his perceptive market insights and his importance to our client development add value to our board of directors.

Bruce A. Karsh is our Co-Chairman and one of the firm’s co-founders and has been a director since May 2007. He also is Chief Investment Officer and serves as portfolio manager for Oaktree’s Distressed Opportunities, Value Opportunities and Multi-Strategy Credit strategies. Prior to co-founding Oaktree, Mr. Karsh was a managing director of TCW Asset Management Company, and the portfolio manager of the Special Credits Funds from 1988 until 1995. Prior to joining TCW, Mr. Karsh worked as Assistant to the Chairman of SunAmerica, Inc. Prior to that, he was an attorney with the law firm of O’Melveny & Myers. Before working at O’Melveny & Myers, Mr. Karsh clerked for the Honorable Anthony M. Kennedy, then of the U.S. Court of Appeals for the Ninth Circuit and retired Associate Justice of the U.S. Supreme Court. Mr. Karsh holds an A.B. degree in economics summa cum laude from Duke University, where he was elected to Phi Beta Kappa. He went on to earn a J.D. from the University of Virginia School of Law, where he served as Notes Editor of the Virginia Law Review and was a member of the Order of the Coif. Mr. Karsh serves on the boards of a number of privately held companies. He is a member of the investment committee of the Broad Foundations. Mr. Karsh is Trustee Emeritus of Duke University, having served as Trustee from 2003 to 2015, and as Chairman of the Board of DUMAC, LLC, the entity that managed Duke’s endowment, from 2005 to 2014. He previously served on the boards of Charter Communications, Inc.; Furniture Brands International; KinderCare Learning Centers, Inc.; and Littelfuse Inc. Mr. Karsh is highly respected as one of the leading portfolio managers in the area of distressed debt investing, one of our flagship investment strategies. Additionally, Mr. Karsh’s extensive leadership and management skills, his expertise in our industry and his current and past service on boards of other public companies add value to our board of directors.
Jay S. Wintrob is our Chief Executive Officer and has served as a member of the Board of Directors since September 2011. Prior to joining the firm as Chief Executive Officer, he was President and Chief Executive Officer of AIG Life and Retirement, the U.S.-based life and retirement services segment of American International Group, Inc., from 2009 to 2014. Following AIG’s acquisition of SunAmerica in 1998, Mr. Wintrob was Vice Chairman and Chief Operating Officer of AIG Retirement Services, Inc. from 1998 to 2001, and President and Chief Executive Officer from 2001 to 2009. Mr. Wintrob began his career in financial services in 1987 as Assistant to the Chairman of SunAmerica Inc., and then went on to serve in several other executive positions, including President of SunAmerica Investments, Inc. overseeing the company’s invested asset portfolio. Prior to joining SunAmerica, Mr. Wintrob was with the law firm of O’Melveny & Myers. He received his B.A. and J.D. from the University of California, Berkeley. Mr. Wintrob is a board member of several non-profit organizations, including The Broad Foundations, the Doheny Eye Institute, The Los Angeles Music Center, the Skirball Cultural Center and Cedars-Sinai Medical Center. As our Chief Executive Officer, Mr. Wintrob has broad responsibilities for our business and his service on our board of directors helps ensure that our board is well informed about our operations. Additionally, Mr. Wintrob’s investment and finance expertise and knowledge of our company add value to our board of directors.
John B. Frank is our Vice Chairman and works closely with Messrs. Marks, Karsh and Wintrob in managing the firm.  He has been a director since May 2007. Mr. Frank joined in 2001 as General Counsel and was named Oaktree’s Managing Principal in early 2006, a position which he held for about nine years.  As Managing Principal, Mr. Frank was the firm’s principal executive officer and responsible for all aspects of the firm’s management. Prior to joining us, Mr. Frank was a partner of the Los Angeles law firm of Munger, Tolles & Olson LLP, where he managed a number of notable merger and acquisition transactions. While at that firm, he served as primary outside counsel to public- and privately-held corporations, and as special counsel to various boards of directors and special board committees.  Prior to joining Munger Tolles in 1984, Mr. Frank served as a law clerk to the Honorable Frank M. Coffin of the United States Court of Appeals for the First Circuit.  Prior to attending law school, Mr. Frank served as a Legislative Assistant to the Honorable Robert F. Drinan, Member of Congress.  Mr. Frank holds a B.A. degree with honors in history from Wesleyan University and a J.D. magna cum laude from the University of Michigan Law School, where he was Managing Editor of the Michigan Law Review and a member of the Order of the Coif.  He is a member of the State Bar of California and, while in private practice, was listed in Woodward & White’s Best Lawyers in America.  Mr. Frank is a member of the Board of Directors of Chevron Corporation and a Trustee of Wesleyan University, The James Irvine Foundation, Good Samaritan Hospital of Los Angeles and the XPRIZE Foundation.  Mr. Frank’s legal background and knowledge of our company add value to our board of directors.
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

Sheldon M. Stone is a Principal and a co-founder and has been a director since May 2007. Mr. Stone is the head of Oaktree’s high yield bond area. In this capacity, he serves as co-portfolio manager of Oaktree’s U.S. High Yield Bond and Global High Yield Bond strategies and has supervisory responsibility for European High Yield Bonds. Mr. Stone, a co-founding member of Oaktree in 1995, established TCW’s High Yield Bond department with Mr. Marks in 1985 and ran the department for ten years. Prior to joining TCW, Mr. Stone worked with Mr. Marks at Citibank for two years where he performed credit analysis and managed high yield bond portfolios. From 1978 to 1983, Mr. Stone worked at The Prudential Insurance Company where he was a director of corporate finance, managing a fixed income portfolio exceeding $1 billion. Mr. Stone holds an A.B. degree from Bowdoin College and an M.B.A. in accounting and finance from Columbia University, where he serves on the Board of Overseers. In addition, his is a Trustee of the Colonial Williamsburg Foundation and a member of the investment committee for Bowdoin College. With over 35 years of experience in the fixed income markets, Mr. Stone brings a wealth of knowledge to the board of directors. As one of our co-founders, he is also closely familiar with our business. His investment background and insights into the fixed income markets add value to our board of directors.
Justin B. Beber is a Managing Partner, Head of Corporate Strategy and Chief Legal Officer for Brookfield Asset Management and has been a director since October 2019. In the role as Managing Partner, Head of Corporate Strategy and Chief Legal Officer for Brookfield Asset Management, he provides strategic advice and legal oversight across Brookfield’s asset management business globally. Mr. Beber also serves as Head of Strategic Initiatives for Brookfield’s Infrastructure Group with overall responsibility for corporate operations and transaction execution. He also serves as Chief Investment Officer for its water infrastructure business. Prior to joining Brookfield in 2007, Mr. Beber was a partner with a leading Toronto-based law firm, where his practice focused on corporate finance, mergers and acquisitions and private equity. Mr. Beber earned his combined MBA/LLB from the Schulich School of Business and Osgoode Hall Law School at York University in Canada and holds a Bachelor of Economics from McGill University. Mr. Beber’s legal background and expertise in our industry add value to our board of directors.
J. Bruce Flatt is Chief Executive Officer of Brookfield Asset Management, a leading global alternative asset manager, and has been a director since October 2019. Mr. Flatt joined Brookfield in 1990 and became CEO in 2002. Under his leadership, Brookfield has developed a global operating presence in more than 30 countries. Prior to his current role, Mr. Flatt ran Brookfield’s real estate and investment operations and has served on numerous public company boards over the past two decades. Mr. Flatt’s extensive leadership and management skills, his expertise in our industry and his current and past service on boards of other public companies add value to our board of directors.
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
D. Richard Masson has been a director since May 2007. Prior to his retirement from Oaktree in 2009, Mr. Masson was a co-founder and Principal of Oaktree, where he served as head of analysis for the Distressed Debt strategy from 1995 to 2001 and as co-head of analysis from 2001 to 2009. Prior thereto, he was Managing Director of TCW and its affiliate, TCW Asset Management Company, and head of the Special Credits Analytical Group. Prior to joining TCW in 1988, Mr. Masson worked for three years at Houlihan, Lokey, Howard and Zukin, Inc., where he was responsible for the valuation and analysis of securities and businesses. Prior to Houlihan, Mr. Masson was a senior accountant with the Comprehensive Professional Services Group at Price Waterhouse in Los Angeles. Mr. Masson holds a B.S. in business administration from the University of California, Berkeley and an M.B.A. in finance from the University of California at Los Angeles. He is a Certified Public Accountant (inactive). Mr. Masson’s investment and finance expertise and his familiarity with our company add value to our board of directors.
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

Board Structure and Governance
Composition of Our Board of Directors
Our operating agreement establishes a board of directors responsible for the oversight of our business and operations. Our operating agreement provides that until the earlier to occur of (a) Messrs. Howard Marks and Bruce Karsh, collectively, ceasing to beneficially own at least 42% of the equity in the Oaktree Operating Group they owned as of September 30, 2019, (b) Messrs. Howard Marks and Bruce Karsh both ceasing to be actively and substantially involved in the oversight of the affairs of the Oaktree Operating Group business, (c) the incapacitation of both Messrs. Howard Marks and Bruce Karsh, (d) either Messrs. Howard Marks or Bruce Karsh becoming incapacitated, and the other ceasing to be actively and substantially involved in the oversight of the affairs of the Oaktree Operating Group business for a period of at least 90 consecutive days or an aggregate of 180 calendar days in any 360-day period, except as a result of incapacitation, or (e) until September 30, 2026, the board of directors will be comprised of no less than five individuals and, without Brookfield’s consent, no more than 10 individuals, with two selected by OCGH and two selected by Brookfield. The remaining directors will be nominated by OCGH and be subject to joint written appointment by each of OCGH and Brookfield. Upon the occurrence of any events described in (a) - (e) of the preceding sentence, for so long as the holders of OCGH units as of September 30, 2019 and certain related parties and certain permitted transferees (the “Permitted OCGH Holders”) continue to beneficially own at least 15% of the equity in the Oaktree Operating Group beneficially owned by them immediately after the closing of the mergers on September 30, 2019, then OCGH will be entitled to appoint a number of directors equal to the greater of (i) a number of directors proportionate to such equity ownership and (ii) two directors. Otherwise, for so long as the Permitted OCGH Holders continue to beneficially own at least 5% (but less than 15%) of the equity of the Oaktree Operating Group beneficially owned by them immediately after the closing of the mergers on September 30, 2019, OCGH will be entitled to appoint one director. Brookfield will appoint the remaining directors to the Board of Directors. Our board of directors consists of Messrs. Marks, Karsh, Wintrob, Frank, Stone, Masson, Beber, Flatt, Gilbert and Ms. Whittington (for a total of 10 directors). Subject to our operating agreement, actions by our board of directors must be taken with the approval of at least a majority of its members.
Audit Committee
Because our preferred equity, but not our common equity, is listed on the New York Stock Exchange, the corporate governance standards of the New York Stock Exchange do not generally apply to us, other than the requirement to maintain an audit committee that satisfies the requirements of Rule 10A-3 under the Exchange Act, and related certification requirements.
The purpose of the audit committee is to assist our board of directors in overseeing and monitoring the quality and integrity of our financial statements, our compliance with legal and regulatory requirements, the performance of our internal audit function and our independent registered public accounting firm’s qualifications, independence and performance. Our audit committee is comprised of Messrs. Gilbert and Masson and Ms. Whittington. Our board of directors has determined that Messrs. Gilbert and Masson and Ms. Whittington meet the independence standards and financial literacy requirements for service on an audit committee of a board of directors under Rule 10A-3 promulgated under the Exchange Act and the NYSE rules. In addition, our board of directors has determined that each of Messrs. Gilbert and Masson and Ms. Whittington is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K and has “accounting or related financial management expertise” under applicable NYSE rules. The audit committee has a charter that is available on our website at www.oaktreecapital.com under the “Unitholders – Investor Relations” section.
Code of Ethics
We have a Code of Ethics, which applies to our principal executive officer, principal financial officer and principal accounting officer and is available on our website at www.oaktreecapital.com under the “Unitholders – Investor Relations” section. We intend to disclose any amendment to or waiver of the Code of Ethics on behalf of a principal executive officer, principal financial officer or principal accounting officer, either on our website or in a Current Report on Form 8-K filing.
Communications to the Board of Directors
The non-management members of our board of directors meet quarterly. The non-management directors have currently selected Mr. Gilbert, one of our non-management directors, to lead these meetings for 2020. All interested parties, including any employee or unitholder, may send communications to the non-management members of our board of directors by writing to: Oaktree Capital Group, LLC, Attn: General Counsel, 333 South Grand Avenue, 28th Flr, Los Angeles, CA 90071.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our executive officers and directors and persons who beneficially own more than ten percent of a registered class of our equity securities to file initial reports of ownership and reports of changes in ownership with the SEC and furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us or written representations from such persons that they were not required to file a Form 5 to report previously unreported ownership or changes in ownership, we believe that, with respect to the year ended December 31, 2019, such persons complied with all such filing requirements.

Item 11. Executive Compensation
Compensation Discussion and Analysis
The Merger
Unless otherwise noted, this Compensation Discussion and Analysis relates to the portion of fiscal year 2019 that preceded the Merger. Prior to the Merger, our assets included indirect equity ownership in certain members of the Oaktree Operating Group that are no longer owned by us. When we use “us,” “we,” “our,” and similar terms in this Compensation Discussion and Analysis with respect to the portion of fiscal year 2019 that preceded the Merger, we are referring to our company and its business as constituted at that time.
After the Merger, except with respect to carried interests and profit sharing arrangements that certain of our Named Executive Officers receive from Oaktree Capital I, OCM Cayman or their respective consolidated subsidiaries, our executive officers do not receive compensation from us for their services. Rather, we pay a service fee to OCM pursuant to the Services Agreement, as described under “Certain Relationships and Related Transactions, and Director Independence—OCG Services Agreement with OCM,” and OCM compensates its officers and other employees that perform duties for us. Their compensation is set by OCM.
Overview of Compensation Philosophy and Program
Our fundamental philosophy in compensating our key personnel has always been to align their interests with the interests of our clients and unitholders and to motivate and reward long-term performance. The alignment of interests is a defining characteristic of our business and one that we believe best optimizes long-term sustainable value.
With respect to our compensation program, we have generally established a uniform approach to the mix of our employees’ compensation between base salary and discretionary cash bonus and, for certain employees whose total compensation exceeds certain levels (including certain of our named executive officers, as discussed in more detail below), annual equity grants.
Our employees whose total annual compensation in 2018 (excluding payments in respect of carried interest) was $/£/€300,000 or greater received annual equity grants in 2019 that were a fixed percentage of the employee’s total compensation. We wanted equity awards to be a set and predictable part of our more highly compensated employees’ annual compensation and we used a fixed formula for the size of annual equity grants based on an employee’s total compensation range to make the process simpler and more transparent and align more of our employees with the interests of our unitholders.
The following individuals were our named executive officers (“NEOs”) for fiscal year 2019: (a) Bruce A. Karsh, our Co-Chairman and Chief Investment Officer; (b) Jay S. Wintrob, our Chief Executive Officer; (c) Daniel D. Levin, our Chief Financial Officer; (d) John B. Frank, our Vice Chairman; and (e) Todd E. Molz, our General Counsel and Chief Administrative Officer.
Compensation Elements for Named Executive Officers
Our NEOs had different compensation arrangements. The following table identifies the different compensation elements used in each arrangement:

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
Indirect Ownership of the Oaktree Operating Group
All of our executive officers, including our NEOs, have indirect equity stakes in the Oaktree Operating Group through their holdings of OCGH units and, in the case of Mr. Wintrob, also through his holdings of EVUs. Prior to the Merger, our executive officers also held Class A units. (As described more fully in “Brookfield Merger,” above, in connection with the Merger, unvested Class A units converted to unvested OCGH units (referred to in this Executive Compensation section as “Converted OCGH Units,” and vested Class A units converted to cash and/or Brookfield Class A Shares.) Equity grants are utilized to align the interests of our NEOs with those of our unitholders.
OCGH Units
OCGH units entitle our NEOs to a portion of the aggregate earnings of the Oaktree Operating Group, which, prior to the Merger, allowed our NEOs to realize appreciation in the value of our units by, subject to the approval of our board of directors, exchanging such units for Class A units, which they could sell. For purposes of our financial statements, we treat distributions paid on the OCGH units as distributions on equity rather than as compensation, and therefore these payments are not reflected in the Summary Compensation Table below. As described under “Certain Relationships and Related Transactions, and Director Independence—Exchange Agreement,” subject to certain restrictions, each OCGH unitholder had the right, prior to the Merger, subject to the approval of our board of directors, to exchange his or her OCGH units for Class A units, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value or any combination of the foregoing as determined by our board of directors pursuant to the terms of an exchange agreement. In addition, the general partner of OCGH could at its sole discretion cause a mandatory sale or exchange of OCGH units owned by any OCGH unitholder.
After the Merger, as generally described under “Certain Relationships and Related Transactions, and Director Independence—Exchange Agreement—After Closing of the Brookfield Merger” and as described in more detail below under “Compensation Discussion and Analysis—Indirect Ownership in the Oaktree Operating Group—Liquidity Pursuant to the Third Amended and Restated Exchange Agreement,” the NEOs holding OCGH units may exchange such units that have vested for cash, Brookfield Class A Shares, notes issued by a Brookfield subsidiary or equity interests in a subsidiary of OCGH that will entitle such NEOs to the proceeds from a note. Only Converted OCGH Units held by the NEOs, OCGH units issued and outstanding and held by the NEOs at the time of the closing of the Merger, OCGH units issued after the closing of the Merger pursuant to agreements in effect on March 13, 2019, and other OCGH Units consented to by Brookfield will be, when vested, eligible to participate in an exchange.
The OCGH units are subject to vesting, based on the employee’s continued service over a vesting schedule (typically, ratable over 10 years) after the grant. Our NEOs will forfeit all their unvested OCGH units when they leave Oaktree for any reason unless the departure is due to death, disability, or, for certain awards (and only if the NEO executes a release of claims in favor of us), termination without cause, in which case all unvested units automatically vest in full, or if the forfeiture requirement is waived by us. All of our NEOs are subject to transfer restrictions in respect of their OCGH units by virtue of the fact that (i) prior to the Merger, each of our NEOs was required to obtain board approval to exchange their OCGH units for Class A units, which could be sold, or exchanged for the equivalent amount of cash as discussed above and (ii) after the Merger, such units may only be exchanged as provided in the Third Amended and Restated Exchange Agreement.
Class A Units

Our Class A units also entitled our NEOs to a portion of the aggregate earnings of the Oaktree Operating Group. However, unlike our OCGH units, the Class A units were publicly traded and listed on the New York Stock Exchange, which allowed our NEOs to realize the value of vested Class A units directly through the market during certain open windows in which our NEOs were permitted to sell the Class A units in their discretion. For purposes of our financial statements, we treat distributions paid on our Class A units as distributions on equity rather than as compensation, and therefore these payments are not reflected in the Summary Compensation Table below.
As discussed above, certain of our employees (including certain of our NEOs) received annual equity grants in 2019 that were a fixed percentage of the employee’s total compensation in 2018.  These grants were generally made in the form of our Class A units.  From time to time, however, we will also make a supplemental equity grant to certain of our NEOs, including, prior to the Merger, in the form of Class A units.  Mr. Wintrob determines the amount of such supplemental equity awards based on various factors, including an increase in the employee’s role and responsibility or the employee’s overall performance and contribution to the firm.  Supplemental grants of Class A units were subject to vesting, based on the NEO’s continued service over a vesting schedule after the grant (typically, ratable over either 4 years or 10 years). Our NEOs forfeit all their unvested Class A units (or, after the Merger, their Converted OCGH Units) if they leave Oaktree for any reason unless the departure was due to death, disability, or, for certain awards (and only if the NEO executes a release of claims in favor of us), termination without cause, in which case all unvested units would automatically vest in full, or if the forfeiture requirement is waived by us.
Liquidity Pursuant to Third Amended and Restated Exchange Agreement

As generally described under ““Certain Relationships and Related Transactions, and Director Independence—Exchange Agreement - After Closing of the Brookfield Merger,” limited partners of OCGH, including our NEOs, have a liquidity opportunity with respect to their OCGH units, subject to the terms and conditions of the Third Amended and Restated Exchange Agreement. Under this new exchange agreement, once OCGH units have vested, they may be exchanged for cash, Brookfield Class A Shares, notes issued by a Brookfield subsidiary or equity interests in a subsidiary of OCGH that will entitle such limited partners to the proceeds from a note. Either of such notes will have a three-year maturity and will accrue interest at the then-current 5-year treasury note rate plus 3%. Only Converted OCGH Units, OCGH Units issued and outstanding at the time of the closing of the Merger, OCGH Units issued after the closing of the Merger pursuant to agreements in effect on March 13, 2019, and other OCGH Units consented-to by Brookfield will be, when vested, eligible to be exchanged. The form of the consideration to be delivered to the holder of an OCGH unit in an exchange is generally at the discretion of Brookfield, subject to certain limitations. Limitations applicable to the NEOs are described below.

In general, OCGH limited partners may provide an election notice to exchange eligible vested OCGH units during the first 60 calendar days of each year beginning January 1, 2022 (an “Open Period”). However, holders of Converted OCGH Units will be eligible to provide an election notice with respect to their vested Converted OCGH Units beginning as early as 2020 and each year thereafter subject to certain limitations. Each exchange is consummated within the first 155 days of such calendar year, subject to extension in certain circumstances.

Annual Limits Applicable to NEOs. With respect to annual exchanges beginning in 2022, Brookfield is not obligated to permit exchanges that, in the aggregate together with exchanges requested by all other OCGH limited partners, exceed certain maximum amounts per year. Exchanges of OCGH units, other than Converted OCGH Units, by the NEOs are subject to certain annual caps and limitations as follows: Up to 20% of the OCGH units held by Messrs. Karsh, Wintrob and Frank and certain of our founders, directors and retired principals, at the closing of the Merger (or issued pursuant to agreements in effect on March 13, 2019, or as agreed to by Brookfield) can be exchanged during the Open Period beginning in 2022. For each year thereafter, they will collectively be able to exchange an additional 20% of such OCGH units (subject to yearly caps and inclusive of any prior exchanges), such that they will be entitled to exchange 100% of their OCGH units beginning during the Open Period in 2026 (subject to yearly caps and inclusive of any prior exchanges). Up to 12.5% of the OCGH units held collectively by all other OCGH unitholders (including Messrs. Levin and Molz) at the closing (or issued pursuant to agreements in effect on March 13, 2019, or as agreed to by Brookfield), can be sold during the Open Period beginning in 2022. For each year thereafter, such OCGH unitholders will collectively be able to exchange an additional 12.5% of such OCGH Units (subject to yearly caps and inclusive of any prior exchanges). They will be entitled to exchange 100% of their OCGH Units beginning during the Open Period in 2029 (subject to yearly caps).

Current Equity Valuation. For purposes of the exchanges, each OCGH unit will generally be valued (i) by applying a 13.5x multiple to the trailing three-year average (or two-year average for exchanges in 2022) of fee-related earnings less stock-based compensation at grant value and excluding depreciation and amortization and a 6.75x multiple to the trailing three-year average of net incentives created, and (ii) adding 100% of the value of net cash (defined as cash less the face value of debt and preferred stock, other than certain preferred stock issued in connection with certain exchanges), 100% of the value of corporate investments and 75% of fund-level net accrued incentives as of December 31 of the prior year, in each case, subject to certain adjustments. Amounts received in respect of each OCGH unit will be reduced by the amount of any non-tax-related distributions received in the calendar year in which the exchange occurs, but increased by an amount accruing daily from January 1 of such year to the date of the closing of the exchange at a rate per annum equal to the 5-year treasury note rate as of December 31 of the prior year plus 3%. However, in 2020 and 2021, Converted OCGH Units will be valued at $49.00 per unit, less the amount of any capital distributions received upon vesting. In subsequent years, Converted OCGH Units will be valued using the same methodology applied to all other OCGH units.

Grants of Units Under the 2011 Plan
Since the adoption of the Oaktree Capital Group, LLC 2011 Equity Incentive Plan (our “2011 Plan”), all grants of equity-based awards made to our NEOs, whether of OCGH units, Class A units or EVUs, were made pursuant to the terms and conditions of the 2011 Plan.
As of December 31, 2019, our NEOs beneficially owned the following number of OCGH units (including Converted OCGH Units) and EVUs:

Name	Number of OCGH Units (1)	Number of EVUs	Number of Converted OCGH Units	Total Number of Units	Percentage of Beneficial Ownership of Oaktree Operating Group
Bruce A. Karsh	12,042,778	—	101,826	12,144,604	7.5%
Jay S. Wintrob	209,776	2,000,000	122,936	2,332,712	*
Daniel D. Levin	29,856	—	91,773	121,629	*
John B. Frank	1,492,138	—	—	1,492,138	*
Todd E. Molz	151,161	—	87,049	238,210	*

*	Less than 1%

(1)
As part of a restructuring in May 2007, the OCGH unitholders’ interests in OCGH continued to take into account any disproportionate sharing in historical incentive income in accordance with the terms of the governing agreements that were in effect prior to the May 2007 restructuring. As a result, distributions to the OCGH unitholders by OCGH that are attributable to historical incentive income (i.e., attributable to funds formed before 2007) are not made pro rata in proportion to the OCGH unitholders’ interest in OCGH units but instead will be adjusted to account for the disproportionate sharing of historical incentive income. As of December 31, 2019, there was no more disproportionate sharing in historical incentive income and, therefore, all OCGH units will share in the same amount of future distributions by OCGH that are attributable to incentive income.

Profit Sharing Arrangements

We paid Mr. Wintrob and Mr. Frank a certain percentage of our profits comprised of fee-related earnings, net investment income and net incentive income with certain adjustments. With respect to the portion of fiscal year 2019 after the Merger, only the portion of fee-related earnings, net investment income and net incentive income that is attributable to Oaktree Capital I, OCM Cayman and their respective consolidated subsidiaries will be disclosed in the tables that follow this Compensation Discussion and Analysis. More details regarding these arrangements, including certain changes made to Mr. Frank’s arrangement in 2019, are described below.

Carried Interest or Incentive Income
Both before and after the Merger, Mr. Karsh and Mr. Frank have a right to receive a portion of the incentive income generated by our funds through their participation interests in the carry pools generated by the general partners of these funds. The carry pools (and our NEOs’ participation therein) are referred to as our “Carry Plans.” Under the terms of the closed-end funds, we (and employees who share in carried interest) are generally not entitled to carried interest distributions (other than tax distributions) until the investors in the funds have received a return of all contributed capital plus a preferred return, which is typically 8%. Because the aggregate amount of carried interest payable through the Carry Plans is directly tied to the realized performance of the funds, we believe this fosters a strong alignment of interests among the investors in those funds and these NEOs, and therefore benefits both those investors and our unitholders.
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
We expect to continue to use participation in carried interest as a cornerstone of compensation for our investment professionals who manage closed-end funds directly or indirectly controlled by us. Grants of participation interests in incentive income for our closed-end funds are made in each specific fund and generally are subject to vesting, which typically runs over five years, with accelerated vesting for death, disability or termination without cause. Vesting serves as an employment retention mechanism and thereby enhances the alignment of interests between a participant and us. We believe that vesting of participation in incentive income motivates participants to remain in our employ over the long term. For purposes of our financial statements, we treat the income allocated to all of our personnel who have participation interests in the incentive income generated by our funds as compensation, and the allocations of incentive income earned by our NEOs in respect of 2019 are accordingly set forth under “All Other Compensation” in the Summary Compensation Table below, even though they may not have received such amounts in cash.
The Carry Plans largely consist of the participation interests in certain of our investment funds paid to the general partners of those funds, which in turn have granted a portion of such interests to our investment professionals. Certain investment funds and separate accounts that we manage pay incentive fees directly to certain members of the Oaktree Operating Group. Our NEOs with profit sharing arrangements will also receive a portion of incentive fees through those profit sharing arrangements.
Compensation of the Individual NEOs

A.	Bruce A. Karsh
A portion of the compensation earned by Mr. Karsh in fiscal year 2019 consisted of carried interest we received from certain of our Distressed Debt funds, our largest closed-end strategy. Mr. Karsh received such carried interest as the portfolio manager of these funds. With respect to the portion of fiscal year 2019 after the Merger, only such carried interest received from Oaktree Capital I, OCM Cayman or their respective consolidated subsidiaries, is covered by the tables below.

B.	Jay S. Wintrob
Mr. Wintrob is entitled to receive certain profit sharing payments, which, prior to the Merger, could be settled in part in equity grants (discussed below). Mr. Wintrob also received an equity grant in 2014 comprised of a special form of partnership interest in OCGH that is currently only held by him, and referred to as EVUs.
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
EVUs
In connection with his appointment as our chief executive officer in 2014, Mr. Wintrob was awarded 2,000,000 EVUs under our 2011 Plan. Mr. Wintrob’s EVUs are different from the OCGH units held by members of management because they are a form of partnership interest called profits interests and are not exchangeable under the new exchange agreement (or the Exchange Agreement that was in place before the Merger). The EVUs have value only to the extent certain distributions plus the current equity value of OCGH (calculated in accordance with the Third Amended and Restated Exchange Agreement, as described above) on the relevant measurement dates exceed the applicable “Base Value,” which is (a) $61.00 for the performance period January 1, 2015 - December 31, 2019, (b) $65.00 for the performance period January 1, 2015 - December 31, 2020 and (c) $69.00 for the performance period January 1, 2015 - December 31, 2021. The EVUs are structured so that, at three fixed dates, their value is measured and recapitalized into fully vested OCGH units, like those held by other members of management. The EVU was structured to serve as an incentive for Mr. Wintrob to create value in our common equity units and in the OCGH units.
The EVU award was amended (i) on April 26, 2017 to implement certain reductions from the EVU value for amounts received in respect of profit sharing payment increases mentioned above and the 2017 OCGH unit grant and (ii) on February 25, 2020 to provide that, for all relevant purposes in the EVU award, the value of an OCGH unit shall be determined in accordance with the Third Amended and Restated Exchange Agreement, as described above.
The determination of how many OCGH units Mr. Wintrob will receive when the EVUs are recapitalized is generally made in three tranches after December 31, 2019, December 31, 2020 and December 31, 2021. The recapitalizations could occur earlier, in the event of Mr. Wintrob’s termination due to death or disability, or upon certain other acceleration events, which are discussed below under “Potential Payments Upon Termination of Employment or Change in Control at 2019 Year End.” Except for certain distributions described below, Mr. Wintrob will not realize any value from the EVUs unless and until such recapitalizations occur.
EVU Valuation and Recapitalization. The number of OCGH units that Mr. Wintrob will receive in respect of the EVUs will generally be determined based on the appreciation of our common equity value and certain distributions made with respect to OCGH units over the period beginning January 1, 2015 and ending on each of December 31, 2019, December 31, 2020, and December 31, 2021, with one-third of the EVUs recapitalizing on each date. The number of OCGH units into which the EVUs recapitalize on each date is determined in accordance with the following multi-step calculation:

•
First, by calculating the excess (if any) of (A) the sum of (x) the equity value of OCGH (calculated in accordance with the Third Amended and Restated Exchange Agreement, as described above, but using the valuation as of the exchange date next succeeding December 31, 2019, December 31, 2020 or December 31, 2021, respectively) and (y) the aggregate cash distributions made on a per-OCGH unit basis in respect of such period, excluding distributions attributable to net incentive income from pre-employment funds, over (B) the Base Values of $61.00, $65.00, and $69.00, respectively.

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

•	Eighth, by dividing the result of the above calculation by the applicable current equity value of OCGH described in the first step, above.
With respect to the measurement period ending December 31, 2019, the EVUs will not recapitalize into any OCGH units since the Base Value for that period was not achieved.
Distributions on EVUs. Mr. Wintrob is also eligible to receive cash distributions in respect of the EVUs. The cash distributions are designed to deliver to Mr. Wintrob the same cash distributions he would receive if he held a certain number of OCGH units (“reference OCGH units”), other than distributions attributable to net incentive income for pre-employment funds. These distributions have been designed to align his interests with those of holders of OCGH units and, before the Merger, with holders of Class A units, and also to incentivize him to achieve certain performance conditions in order to receive the distributions.

•	The reference OCGH units are not real OCGH units; they represent a reference point for purposes of calculating cash distributions only.

•
The number of reference OCGH units based off of which the cash distributions are to be calculated is determined by application of a vesting schedule (described below) and a performance condition. The performance condition for each year is appreciation in value in a Class A unit (before the Merger) or an OCGH unit (after the Merger) and in the aggregate cash distributions made on a per-OCGH unit basis over a pre-set hurdle.

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
To be eligible to receive cash distributions in respect of any of 2016-2021, the sum of (x) the current equity value of OCGH (calculated in accordance with the Third Amended and Restated Exchange Agreement, as described above), and (y) the aggregate cash distributions made on a per-OCGH unit basis in respect of such fiscal year and, if applicable, all preceding fiscal years commencing with 2015, excluding distributions attributable to net incentive income from certain Oaktree funds listed in Mr. Wintrob’s employment agreement (“eligible cash distributions”), must exceed the pre-set hurdle for the year. If this performance condition is not met, then Mr.

Wintrob will not be entitled to any cash distributions in respect of the EVUs for the year. If the condition is met, Mr. Wintrob will be entitled to cash distributions, in the amounts described below.
The number of reference OCGH units with which Mr. Wintrob will be credited, and which determine the value of his cash distributions in the year, will be:

•	2,000,000 EVUs (reduced to 1,333,334 with respect to 2020 and 666,667 with respect to 2021), multiplied by

•	Mr. Wintrob’s vested percentage in the EVUs as of the December 31 preceding the year of distribution, multiplied by

•	the amount by which the value of the OCGH units plus the eligible cash distributions exceeds the applicable annual hurdle, divided by

•
the end of year volume weighted average trading price of our Class A units over the 60-day period before and 60-day period after the testing date (or, for a testing date after the Merger, based on the current equity value of an OCGH unit (calculated in accordance with the Third Amended and Restated Exchange Agreement, as described above)).

Distributions in respect of the reference OCGH units for a year are paid quarterly, after each quarter is completed (so, distributions for the first quarter are paid in the second quarter, distributions for the second quarter are paid in the third quarter, and so on). The vested percentage is 100%.
The annual hurdles were selected to serve as an ongoing assessment of the Company’s performance and to motivate and reward Mr. Wintrob for directing and managing the Company in a way that enables it to exceed the targeted performance – by reference to two measures, Class A unit price (or, after the Merger, the value of an OCGH unit) and certain cash distributions – over the relevant time period. For 2019, the performance condition was not achieved.
The EVUs were designed to align Mr. Wintrob’s compensation with the total return achieved by the Company’s unitholders because the number of OCGH units Mr. Wintrob ultimately receives, if any, upon the recapitalization of the EVUs into OCGH units at the end of the relevant performance period is a function of the amount by which the equity value of the OCGH units and the applicable distributions described above exceed the applicable Base Value of $61.00, $65.00 and $69.00 for the performance period in question. Similarly, his level of participation, if any, in distributions during any given performance period is based on the extent to which the volume-weighted average price of a Class A unit, or, for periods after the Merger, the value of the OCGH units, and the applicable distributions exceed a pre-set hurdle for each of the relevant performance periods. Lastly, reducing the values of the cash distributions and the ultimate value of the EVUs by amounts received in connection with the changes to Mr. Wintrob’s profit sharing arrangements and the 2017 OCGH unit grant is intended to avoid Mr. Wintrob receiving value from the EVUs greater than they were originally designed to deliver.
Profit Sharing Arrangement
Pursuant to his employment agreement, Mr. Wintrob is entitled to profit sharing payments equal to a fixed percentage of Oaktree’s operating profit and income during the employment term. The fixed percentage is 1.5% in each of 2015-2022, up to the level of profit and income in 2014 and 1.75% of profit and income that exceeds the 2014 level, if any. Beginning in 2017, Mr. Wintrob’s profit sharing payments are calculated by including a portion of the net incentive income on pre-employment funds. For 2017-2019, the payments will be calculated taking into account 75% of the net incentive income earned by Oaktree that is derived from such funds, and, for 2020 and later, such percentage will change to 50%. In all cases, Mr. Wintrob’s profit sharing payments will have a floor of $5,000,000 per year, pro-rated for partial years. Payments will be made, in arrears, in a combination of cash and, with respect to periods before the Merger, in the form of equity, but at least the first $3,000,000 in each year will be paid in cash. With respect to periods after the Merger, in lieu of making payments in the form of equity, payments will be made in the form of awards under a long-term incentive plan administered by OCM. The portion of Mr. Wintrob’s annual profit sharing attributable to 2019 that will be paid in the form of an award under a long-term incentive plan is not reflected in the Summary Compensation table below because such award is subject to time-based vesting, which has not yet been satisfied.
The annual equity grants made to our officers generally, which are discussed under “Overview of Compensation Philosophy and Program” on page 132, above, were made in Class A units before the Merger. To further align the treatment of Mr. Wintrob with that of our employees, Mr. Wintrob’s employment agreement provided, with respect to periods before the Merger, for his equity awards to be in the form of Class A units and also provided that the value of the portion of such profit sharing payments (if any) paid in Class A units would be determined based on the average daily closing price of the Class A units for the period commencing 20 trading days before the date such Class A units are issued (or such other period that Oaktree selected as applied consistently to other employees). The Class A units vest annually over four years. As noted above, with respect to periods after the Merger, the portion of the profit sharing arrangements that would have been made in the form of equity will be made in the form of awards under a long-term incentive plan administered by OCM.
When setting the level of Mr. Wintrob’s profit participation, including the annual floor, Howard Marks, our Co-Chairman, and Mr. Karsh took into account the anticipated performance of the Company, Mr. Wintrob’s role and responsibilities, the level of compensation of certain other NEOs and their subjective understanding of the market for chief executive officer compensation. In addition, with respect to periods prior to the Merger, Messrs. Marks and Karsh thought it appropriate to pay a significant portion of Mr. Wintrob’s profit participation in a form that vests over time after grant to further align Mr. Wintrob’s interests with the Company’s unitholders.
Treatment of EVUs and Profit Sharing Payments on Certain Terminations of Employment and Other Significant Events
Other than Mr. Wintrob, each of our NEOs is either a founder of our company, has been promoted from within or has been employed by us for over a decade and has generally not received special severance or change in control benefits with their compensation arrangements. By contrast, Mr. Wintrob was hired from outside of Oaktree in 2014. His employment agreement and EVU award are the products of an arm’s length negotiation we undertook with Mr. Wintrob before he joined the Company. In order to encourage Mr. Wintrob to join our Company, it was necessary to provide him with the security provided by continuation of his profit sharing payment levels following certain terminations from employment as well as the EVU protections discussed below under “Potential Payments Upon Termination of Employment or Change in Control at 2019 Year End.” As described in that section, Mr. Wintrob’s EVUs were entitled to receive enhanced vesting credit upon certain terminations from employment, which credit would be further enhanced if such termination occurs following a change in control of our business. As of December 31, 2019, his EVUs are fully vested. Also, if at any time we no longer employ Mr. Marks or Mr. Karsh, if either one is no longer our director or officer, or if either one substantially reduces his role (other than for death or disability, or a family medical issue), then Mr. Wintrob’s EVUs would become fully vested and recapitalized at the time of Mr. Marks’s or Mr. Karsh’s departure (as applicable), and Mr. Wintrob will receive a new EVU grant. Providing these profit sharing payment continuation and EVU protections was critical to reaching an agreement with Mr. Wintrob. We think these payments and benefits are appropriate and consistent with what might be included in a new chief executive officer’s compensation arrangements at a similarly situated company.
2019 Class A Unit Grants Under Profit Sharing Arrangement
On March 28, 2019, we granted 43,379 Class A units to Mr. Wintrob as part of his profit sharing arrangement, the amount and size of which were determined based on the amount of Mr. Wintrob’s total compensation attributable to fiscal year 2018 in accordance with Mr. Wintrob’s employment agreement, as discussed generally above. Additionally, on September 26, 2019 we granted 16,013 Class A units to Mr. Wintrob as part of his profit sharing arrangement, the amount and size of which were determined based on the amount of Mr. Wintrob’s compensation attributable to the first half of 2019 in accordance with Mr. Wintrob’s employment agreement. As noted above under “Profit Sharing Arrangement”, these Class A units vest annually over four years and, to the extent unvested at the closing of the Merger, became Converted OCGH Units.

C.	Daniel D. Levin
Mr. Wintrob determined Mr. Levin’s compensation for 2019. Mr. Wintrob’s determination was a subjective assessment of a range of factors, including (i) Mr. Levin’s responsibilities as our chief financial officer and the scope of his duties, (ii) Mr. Levin’s overall leadership and oversight of the various departments that report to him, (iii) his effectiveness in participating in the setting of Oaktree’s strategic direction and executing our major initiatives, (iv) his individual performance and (vi) Mr. Wintrob’s review of available market data.
Mr. Levin receives fixed payments as base salary and receives an annual bonus, which is paid in part in cash and, with respect to periods prior to the Merger, in part in equity so that 25% of his total annual compensation was paid in equity. With respect to periods after the Merger, in lieu of making any portion of the annual bonus payments in the form of equity, such payments will be made in the form of awards under a long-term incentive plan administered by OCM. The portion of Mr. Levin’s annual bonus attributable to 2019 that will be paid in the form of an award under a long-term incentive plan is not reflected in the Summary Compensation table below because such award is subject to time-based vesting, which has not yet been satisfied.
2019 Equity Grants to Mr. Levin
On March 28, 2019, we granted 15,704 Class A units subject to four-year vesting to Mr. Levin, the amount and size of which were determined based on the amount of Mr. Levin’s total compensation attributable to fiscal year 2018, as discussed generally above. In addition, we granted 8,001 Class A units subject to four-year vesting and 29,856 OCGH units subject to ten-year vesting on March 28, 2019 to Mr. Levin as supplemental equity grants in order to recognize 2018 performance and to further align his incentives with Oaktree unitholders. The Class A units were unvested at, and became Converted OCGH Units upon, the closing of the Merger.

D.	John B. Frank
Mr. Frank received a share of the carried interest from our largest closed-end strategy, Distressed Debt, both in recognition of his historical contributions to the management of some of the strategy’s investments and in lieu of other compensation, such as a greater profit sharing percentage or additional OCGH units.
For 2019 Mr. Frank also received (a) 1.3% of the net incentive income of the Oaktree Operating Group from certain funds that existed as of December 31, 2014 (b) 1.0% of the net incentive income of Oaktree Operating Group from certain funds that started during 2015 or had substantial or final closings during 2015, and (c) 0.5% of the net incentive income of the Oaktree Operating Group from certain funds that started after December 31, 2015 or whose final or more substantial closing occurred after December 31, 2015.
Additionally, for 2019 Mr. Frank was entitled to receive profit sharing payments that reflect 0.5% of the net investment income and fee-related earnings of the Oaktree Operating Group subject to certain adjustments. Mr. Frank’s profit sharing of net incentive income, net investment income and fee-related earnings was subject to a cap of $2.5 million in 2019.
Mr. Frank’s remuneration for 2019 was determined based on his responsibilities as Vice Chairman.

E.	Todd E. Molz
Mr. Wintrob determined Mr. Molz’s compensation for 2019. Mr. Wintrob’s determination was a subjective assessment of a range of factors, including (i) the fact that four of our operational units (Legal, Compliance, Internal Audit and Corporate Services) report to Mr. Molz in his capacity as our General Counsel and Chief Administrative Officer; (ii) his overall leadership and oversight of these units, (iii) his role in our strategic direction and initiatives, and (iv) his individual performance. In particular, Mr. Molz’s leadership of the Legal and Compliance departments involves oversight of matters spanning a broad array of complex laws and regulations around the globe, including the legal requirements of the Sarbanes-Oxley Act of 2002 and the NYSE, and various legal and regulatory initiatives in Europe and Asia.
Mr. Molz receives fixed payments as base salary and receives an annual bonus, which is paid in part in cash and, with respect to periods prior to the Merger, in part in equity so that 25% of his total annual compensation was paid in equity. With respect to periods after the Merger, in lieu of making any portion of the annual bonus payments in the form of equity, such payments will be made in the form of awards under a long-term incentive plan administered by OCM. The portion of Mr. Molz’s annual bonus attributable to 2019 that will be paid in the form of an award under a long-term incentive plan is not reflected in the Summary Compensation table below because such award is subject to time-based vesting, which has not yet been satisfied.
2019 Equity Grant to Mr. Molz
On March 28, 2019, we granted 23,885 Class A units subject to four-year vesting to Mr. Molz, the amount and size of which were determined based on the amount of Mr. Molz’s total compensation attributable to fiscal year 2018, as discussed generally above. The Class A units were unvested at, and became Converted OCGH Units upon, the closing of the Merger.
Perquisites
We provide our executive officers with perquisites in the form of payment for tax preparation services and internet-related services. In addition, certain of our executive officers, including Mr. Karsh, received compensation in the form of our subsidizing their use of our plane, or, in the case of Mr. Karsh, of Mr. Karsh’s own plane, for personal purposes. Mr. Karsh’s arrangement is described in more detail in the tabular and accompanying narrative disclosure that follows. In such tabular and narrative disclosure, we disclose all perquisites earned by our NEOs during 2019 from us or OCM, without regard to whether their services were provided before or after the Merger.
Risk Analysis of Our Compensation Programs
We strive to invest in a risk-controlled fashion and seek to ensure that our compensation policies are consistent with that approach and discourage the incurrence of undue risk. Thus, we emphasize both the grant of equity and – for senior investment professionals in our closed-end funds – carried interest subject to multi-year vesting as key forms of compensation, particularly as employees become more senior in the organization and assume more leadership. We believe this policy encourages long-term thinking, fosters a collaborative culture and reduces any incentive to accept excessive risk in a search for short-term gain. With respect to participation in our incentive income, our closed-end funds generally distribute incentive income only after we have returned all capital plus a preferred return to our investors, meaning that in analyzing investments and making investment decisions, our investment professionals are motivated to take a long-term view of their investments, given that short-term results typically do not affect their compensation. Importantly, the amount of incentive income paid to these investment professionals is determined by the performance of the fund as a whole, rather than specific investments, meaning that they have an interest in every investment. This approach discourages excessive risk taking, given that even a hugely successful investment will result in incentive compensation payments only if the overall performance of the fund exceeds the requisite hurdle.

Summary Compensation Table for 2019
The following table provides summary information concerning the compensation of Jay S. Wintrob, our principal executive officer, Daniel D. Levin, our chief financial officer, and our three other most highly compensated executive officers as of December 31, 2019, for services rendered to us during 2019.
The figures in this table reflect (i) the compensation received by each NEO with respect to the portion of fiscal year 2019 that preceded the Merger and (ii) with respect to the portion of fiscal year 2019 after the Merger, carried interests and profit sharing arrangements that certain of our NEOs receive from Oaktree Capital I, OCM Cayman or their respective consolidated subsidiaries. After the Merger, except with respect to carried interests and profit sharing arrangements that certain of our NEOs receive from Oaktree Capital I, OCM Cayman or their respective consolidated subsidiaries, our executive officers do not receive compensation from us for their services. Rather, we pay a service fee to OCM pursuant to the Services Agreement, as described under “Certain Relationships and Related Transactions, and Director Independence—OCG Services Agreement with OCM,” and OCM compensates its officers and other employees that perform duties for us. Their compensation is set by OCM.
The distributions our NEOs receive in respect of their indirect ownership of the Oaktree Operating Group are based on their respective holdings of OCGH units and, with respect to periods before the Merger, Class A units, and are not reflected as cash compensation in the table below.

Name and Principal Position	Year		Salary ($)	Bonus ($)	Stock Awards ($) (1)(3)	Non—Equity Incentive Plan Compensation ($)	All Other Compensation ($) (4)	Total ($)
Bruce A. Karsh, Co-Chairman and Chief Investment Officer	2019		$—	$—	$—	$—	$12,417,737	$12,417,737
	2018		$—	$—	$—	$—	$12,212,938	$12,212,938
	2017		$—	$—	$—	$—	$7,436,027	$7,436,027
Jay S. Wintrob, Chief Executive Officer	2019		$—	$—	$2,973,118	$—	$4,114,485	$7,087,603
	2018		$—	$—	$1,134,392	$—	$5,514,142	$6,648,534
	2017	(2)	$—	$—	$7,505,638	$—	$8,078,582	$15,584,220
Daniel D. Levin, Chief Financial Officer	2019		$375,000	$1,104,375	$2,393,609	$—	$—	$3,872,984
	2018		$500,000	$1,472,500	$1,662,646	$—	$—	$3,635,146
	2017		$500,000	$1,375,000	$1,870,120	$—	$—	$3,745,120
John B. Frank, Vice Chairman	2019		$—	$—	$—	$—	$6,872,568	$6,872,568
	2018		$—	$—	$—	$—	$7,671,314	$7,671,314
	2017		$—	$—	$—	$—	$4,984,023	$4,984,023
Todd E. Molz, General Counsel and Chief Administrative Officer	2019		$375,000	$1,875,000	$1,182,785	$—	$—	$3,432,785
	2018		$500,000	$2,500,000	$911,038	$—	$—	$3,911,038
	2017		$500,000	$2,500,000	$1,024,731	$—	$—	$4,024,731

(1)
For Mr. Wintrob, reflects a grant of Class A units in respect of $3,357,138 earned in 2016 and the first half of 2017 as profits participation, the grant of 225,000 OCGH units on April 26, 2017 and amendments to Mr. Wintrob’s EVUs on the same date, the grant of 28,305 Class A units on March 28, 2018 in respect of his 2017 compensation, the grant of 328 Class A Units on August 8, 2018, the grant of 43,379 Class A Units on March 28, 2019 and the grant of 16,013 Class A units on September 26, 2019. For Mr. Levin, reflects a grant of 41,283 Class A units on March 31, 2017 in respect of his 2016 compensation, a grant of 41,986 Class A units on March 28, 2018 in respect of his 2017 compensation and a grant of 23,705 Class A units and 29,856 OCGH units on March 28, 2019 in respect of his 2018 compensation. For Mr. Molz, reflects a grant of 22,621 Class A units on March 31, 2017 in respect of his 2016 compensation, a grant of 23,006 Class A units on March 28, 2018 in respect of his 2017 compensation and a grant of 23,885 Class A units on March 28, 2019 in respect of his 2018 compensation.

(2)
For Mr. Wintrob, the amount in this row in respect of his equity interest in OCGH reflects the incremental fair value associated with the modification of Mr. Wintrob’s EVUs and the grant of the 225,000 OCGH units, as determined in accordance with ASC Topic 718, which is based, in part, on the April 26, 2017 price of $46.55 per Class A unit, less a discount applied to the OCGH units as detailed in notes 2 and 16 to our consolidated financial statements.

(3)
Amounts reflected in this “Stock Awards” column of this Summary Compensation Table represent the aggregate grant date fair value of the applicable equity interests received by our NEOs during each year set forth in the table, calculated in accordance with Financial Accounting Standards Board Accounting Codification (ASC) Topic 718 or “ASC Topic 718,” Accounting for Stock Compensation. Please see notes 2 and 16 to our consolidated financial statements included elsewhere in this annual report for further information concerning the assumptions underlying such values. The amounts shown in this table use the values of the awards actually granted in the reported fiscal year, regardless of when those awards were earned. Accordingly, our equity awards granted in 2019 in respect of 2018 performance are shown in the 2019 line in the Summary Compensation Table instead of the 2018 line.

(4)	Please see the “All Other Compensation Supplemental Table” below.

All Other Compensation Supplemental Table
The following table provides additional information regarding each component of the All Other Compensation column in the Summary Compensation Table:

Name	Year	Payments in Respect of Carried Interest (1)	Profits Participation (2)	Airplane Use (3)	Perquisites (4)	Total
Bruce A. Karsh	2019	$11,239,082	$—	$1,142,639	$36,016	$12,417,737
	2018	$11,291,186	$—	$835,537	$86,215	$12,212,938
	2017	$6,425,935	$—	$933,131	$76,961	$7,436,027
Jay S. Wintrob	2019	$—	$4,089,204	$—	$25,281	$4,114,485
	2018	$—	$5,489,434	$—	$24,708	$5,514,142
	2017	$—	$8,031,479	$—	$47,103	$8,078,582
Daniel D. Levin	2019	$—	$—	$—	$—	$—
	2018	$—	$—	$—	$—	$—
	2017	$—	$—	$—	$—	$—
John B. Frank	2019	$4,355,588	$2,500,000	$—	$16,980	$6,872,568
	2018	$5,154,630	$2,500,000	$—	$16,684	$7,671,314
	2017	$2,463,584	$2,500,000	$—	$20,439	$4,984,023
Todd E. Molz	2019	$—	$—	$—	$—	$—
	2018	$—	$—	$—	$—	$—
	2017	$—	$—	$—	$—	$—

(1)
Amounts included for 2019 represent amounts earned on an accrual basis in respect of participation interests in incentive income generated by our funds with respect to the year ended December 31, 2019. To the extent that timing differences may exist between when amounts are earned on an accrual basis and paid in cash, these amounts do not reflect actual cash carried interest distributions to the NEOs during such periods. Timing differences typically arise when cash is distributed in the quarter immediately following the one in which the related income was earned.

(2)	Amounts included for 2019 represent the amounts earned on an accrual basis in a given year in respect of the NEO’s annual profits participation interest.

(3)
Amounts included for 2019 reflect Mr. Karsh’s personal use of an aircraft leased from Mr. Karsh by us. Pursuant to the terms of that lease, the value of personal travel by Mr. Karsh on the leased aircraft is based on direct operating costs (fuel, airport fees, incremental pilot costs, hourly charges of maintenance programs, cost attributable to ‘deadhead’ segments, etc.). These amounts reflect the perquisites earned by Mr. Karsh during 2019 from us or OCM, without regard to whether such perquisites were provided before or after the Merger. Mr. Karsh is also entitled to reimbursement of the costs of certain business-related travel pursuant to that lease, which amounts are not included in the compensation reflected above—please refer to “Item 13—Certain Relationships and Related Transactions, and Director Independence—Aircraft Use” for more information.

(4)
Amounts included for 2019 represent tax preparation fees of $15,000 and $21,016 related to internet services provided for Mr. Karsh; tax preparation fees of $11,105 and $14,176 related to internet services provided for Mr. Wintrob and tax preparation fees of $15,000 and $1,980 related to internet services provided for Mr. Frank. These amounts reflect all perquisites earned by our NEOs during 2019 from us or OCM, without regard to whether their services were provided before or after the Merger.

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
Incentive Income
Participation in incentive income generated by our funds is typically subject to a five-year vesting schedule, under which a participating NEO’s interest will vest in increments of 22% on each of the first through fourth anniversaries of the closing date of the applicable fund, with the remaining 12% of the interest vesting on or after the fifth anniversary of such closing date, subject to certain limitations as set forth in the applicable governing documents. Under the terms of the applicable governing documents, NEOs are subject to various covenants addressing confidentiality, intellectual property, non-solicitation and non-disparagement. Pursuant to the applicable fund agreements, a participating NEO’s incentive income interest is subject to clawback in the event that the general partner of the applicable fund is required to return any distributions (other than tax distributions) received in respect of such NEO’s interest in the applicable fund.
Grants of Plan-Based Awards in 2019
The following table provides information concerning the grant of equity-based awards made during the 2019 fiscal year, including awards made in respect of 2018 performance.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units		Grant Date Fair Value of Stock Awards (5)
Jay S. Wintrob	3/28/2019	43,379	(1)	$2,148,128
	9/26/2019	16,013	(2)	$824,990
Daniel D. Levin	3/28/2019	53,561	(3)	$2,393,609
Todd E. Molz	3/28/2019	23,885	(4)	$1,182,785

(1)	Reflects a grant of 43,379 Class A units, which vests ratably over four years.

(2)	Reflects a grant of 16,013 Class A units, which vests ratably over four years.

(3)	Reflects a grant of 23,705 Class A units, which vests ratably over four years and a grant of 29,856 OCGH units, which vests ratably over ten years.

(4)	Reflects a grant of 23,885 Class A units, which vests ratably over four years.

(5)
Grant date fair value is based on the grant date determined under ASC Topic 718 as of March 28, 2019 for the Class A and OCGH units of Messrs. Wintrob, Levin and Molz and as of September 25, 2019 for the Class A units of Mr. Wintrob. Accordingly, the grant date fair value for the Class A units is based on the Class A unit price of $49.52 per unit on March 28, 2019 for Messrs. Wintrob, Levin and Molz. The grant date fair value for the OCGH units issued to Mr. Levin on March 28, 2019 is $40.85 and the grant date fair value for the Class A units issued to Mr. Wintrob on September 26, 2019 is $51.52.

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
Eligibility. Employees, partners, directors, consultants, advisors and other individuals providing services to us or our Affiliates, including those who are employed by OCM and provide services to us, are eligible to participate in the 2011 Plan.
Awards. The Committee (as defined in the 2011 Plan) has the discretion to grant awards in respect of Oaktree Operating Group units, OCGH units, any type of unit or interest of any member of the Oaktree Operating Group or any class or series of units or other ownership interests issued by us or one of our Affiliates or, prior to the Merger, Class A units (collectively, “Units”). The Committee may grant options, unit appreciation rights, restricted Unit awards, Unit bonus awards and/or phantom equity awards to eligible persons.
Number of Units Authorized. The 2011 Plan provides that the maximum number of Units that may be delivered pursuant to awards under the 2011 Plan is 22,300,000, as increased on January 1 of each year beginning in 2012 by a number of Units equal to the excess of (a) 15% of the number of outstanding Oaktree Operating Group units on December 31 of the immediately preceding year over (b) the number of Oaktree Operating Group units that have been issued or are issuable under the 2011 Plan as of such date, except that our board of directors may, in its discretion, increase the number of Units covered by the 2011 Plan by a lesser amount. As of February 24, 2020, 15,616,054 Units have been issued or are issuable under the 2011 Plan, and the Committee may issue 8,367,638 additional Units under the 2011 Plan.
2007 Equity Incentive Plan
Our board of directors and the general partner of OCGH adopted the 2007 Oaktree Capital Group, LLC Equity Incentive Plan (our “2007 Plan”) as part of a restructuring in May 2007. No more awards are being granted under the 2007 Plan.
Units Subject to the 2007 Plan. As of February 24, 2020, 4,929,054 OCGH units have been issued under our 2007 Plan. As with the other OCGH units, prior to the Merger, pursuant to the exchange agreement and the terms of the OCGH partnership agreement, vested units could be exchanged for, at the option of our board of directors, our Class A units, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value or any combination of the foregoing, subject to approval of our board of directors.
Outstanding Equity at 2019 Year End
The following table provides information regarding outstanding unvested equity held by our NEOs as of December 31, 2019:

	Stock Awards
Name	Number of Units That Have Not Vested		Market Value of Units That Have Not Vested (1)
Bruce A. Karsh	—		$—
Jay S. Wintrob	702,936	(2)	$13,135,664
Daniel D. Levin	121,629	(3)	$5,676,488
John B. Frank	50,000	(4)	$1,975,500
Todd E. Molz	119,316	(5)	$5,540,270

(1)
The fair market value of $49.00 per Converted OCGH Unit and $39.51 per other OCGH unit is based on the Current Equity Value of the OCGH units (calculated as provided in the Third Amended and Restated Exchange Agreement) as determined pursuant to ASC Topic 718, Accounting for Stock Compensation on December 31, 2019. The fair value of $0.00 per EVU was determined as of December 31, 2019 using a Monte Carlo simulation model as detailed in note 16 to our consolidated financial statements.

(2)
Mr. Wintrob’s units are composed of 400,000 EVUs, 122,936 Converted OCGH Units and 180,000 other OCGH units. With respect to the EVUs, 400,000 will vest following December 31 of 2019. The Converted OCGH Units will vest on (i) February 15 of each of 2020 through 2023, respectively, in the following amounts: 34,068, 28,585, 17,922 and 10,845, and (ii) on August 1 of each of 2020 through 2023, respectively, respectively, in the following amounts: 11,713, 11,714, 4,085 and 4,004. Subject to Mr. Wintrob’s EVU grant agreement, the other OCGH units will vest as to 22,500 OCGH units on February 15 of each of 2020 through 2027, respectively.

(3)
Mr. Levin’s units are composed of 91,773 Converted OCGH Units and 29,856 other OCGH units, which will vest on February 15 of each of 2020 through 2029 in annual increments of 2,986. The Converted OCGH Units will vest on February 15 of each of 2020 through 2025, respectively, in the following amounts: 32,751, 28,729, 18,408, 7,912, 1,985, and 1,988.

(4)
Mr. Frank’s units are composed of 50,000 OCGH units. With respect to the OCGH units (i) 10,000 will vest on January 1 of each of 2020 and 2021, and (ii) 10,000 will vest on February 15 of each of 2020 through 2022.

(5)
Mr. Molz’s units are composed of 87,049 Converted OCGH Units and 32,267 other OCGH units. With respect to the Converted OCGH Units (i) 5,000 will vest on January 1 of each of 2020 through 2021 and (ii) the following amounts will vest on February 15 of each of 2020 through 2023, respectively: 31,280, 27,760, 12,037, and 5,972. With respect to the other OCGH units, the following amounts will vest on February 15 of each of 2020 through 2026, respectively: 3,687, 894, 10,961, 6,276, 6,276, 3,279 and 894.

Units Vested in 2019
The following table provides information regarding the number of outstanding equity units held by our NEOs that vested during the year ended December 31, 2019:

	Stock Awards (1)
Name	Number of Units Acquiring on Vesting	Market Value of Units Vesting (2)
Bruce A. Karsh	—	$—
Jay S. Wintrob	453,433	$2,278,525
Daniel D. Levin	26,823	$1,123,615
John B. Frank	20,000	$708,293
Todd E. Molz	35,841	$1,463,651

(1)
The references to Stock Awards or units in this table refer to 400,000 EVUs, 30,933 Class A units and 22,500 OCGH units in the case of Mr. Wintrob; 26,823 Class A units in the case of Mr. Levin; 5,000 Class A units and 15,000 OCGH units in the case of Mr. Frank; and 32,154 Class A units and 3,687 OCGH units in the case of Mr. Molz.

(2)
The fair market value per unit is based on the trading price for our Class A units on applicable vesting dates of January 1, 2019, February 15, 2019 and August 1, 2019, respectively, less a discount applied to OCGH units. The fair market value of $.34 per EVU was determined as of January 1, 2019 using a Monte Carlo simulation model. Please see notes 2 and 16 to our consolidated financial statements for more details.

Potential Payments Upon Termination of Employment or Change in Control at 2019 Year End
Since the Merger, we do not have any formal cash-based severance or change of control plans or agreements in place for any of our NEOs. Except with respect to Mr. Levin, none of the equity awards held by any of our executive officers at 2019 year-end is subject to accelerated vesting in connection with a change in control or a termination of employment for any reason, except if termination is due to death, disability or, in certain cases discussed below, termination without cause, in which case all unvested units automatically accelerate in full. Mr. Levin’s 2019 supplemental equity grant will become fully vested if he is terminated without cause following a change in control (generally defined to include Brookfield and its affiliates obtaining and exercising the right to appoint a majority of the members of the the board of directors of OCG).
In all cases, neither Mr. Karsh nor Mr. Frank is entitled to any additional vesting of their participation rights in the incentive income generated by our funds as a result of a change in control of us or any of our affiliates. The impact of a termination of employment on the incentive income participation rights held by each of Messrs. Karsh and Frank is described below.

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
In the case of a termination event other than resignation, the residual percentage will be the participating NEO’s interest prior to such event.
If a participating NEO resigns, the residual percentage generally will equal the product of:

•	the participating NEO’s interest prior to such resignation; and

•	the participating NEO’s vested percentage as of the resignation date (as discussed above under “—Carried Interest or Incentive Income”).
If a participating NEO resigns and engages in competitive activity within two years following his resignation, the NEO’s residual percentage will be reduced further (by as much as 50%).
In the event that a participating NEO is terminated for cause, he immediately forfeits all rights to further distributions of incentive income.
The following table sets forth the estimated value of the incentive income distributions that would be made in respect of the participating NEO’s unvested incentive income interests under the Carry Plans attributable to OCG, assuming those interests became fully vested on December 31, 2019 upon a termination of employment without cause or for good reason (as applicable) or termination due to death, disability or resignation. No amount is payable or accelerated in respect of an interest in the incentive income upon an individual’s termination, regardless of the reason for the termination. Rather, an individual who is terminated will receive amounts payable as and when we receive the associated incentive income (which is expected to occur over a number of years) in accordance with the same payment schedule as would have been in effect in the absence of termination.
The values disclosed below in respect of the rights of participating NEOs to continue to participate in distributions of incentive income, whether at the same level as before termination or at a reduced level as described above under “—Potential Payments Upon Termination of Employment or Change in Control at 2019 Year End,” have been determined assuming that each of the funds in respect of which the participating NEOs would have a right to incentive income had been liquidated on December 31, 2019 and all of the funds’ assets distributed in accordance with their respective distribution provisions at a value equal to their book value as of December 31, 2019. We have calculated the amounts set forth below using these assumptions because distributions made on a liquidation basis would yield the maximum amounts potentially payable to each of the participating NEOs, had a termination of employment actually occurred on December 31, 2019. We note, however, that the values set forth below were computed based on assumptions that may not be accurate or applicable to a given circumstance of termination. The actual amounts to be paid upon a particular termination of employment cannot be directly determined since such payments would be based on several factors, including when termination of employment occurs, the circumstances of termination, the time period for fund liquidation, the investment performance of the fund and the value at which such liquidations actually occur, when Oaktree determines to make distributions from such funds, when income is realized from such funds and the actual amounts so realized.
Estimated Distributions in Respect of Acceleration of Unvested Incentive Income Interests

Name	Liquidation Value of Interests Subject to Vesting Acceleration
Bruce A. Karsh	$6,354,952
John B. Frank	$2,036,070

Impact of Termination Without Cause or for Good Reason on Profit Sharing Payments (Mr. Wintrob)
If Mr. Wintrob’s employment is terminated by OCM without cause or by Mr. Wintrob for good reason (as defined in Mr. Wintrob’s employment agreement), Mr. Wintrob will be entitled to: (i) the profit sharing payments described above on page 147 and page 148 through the fiscal quarter of termination, a portion of which are attributable to equity interests in Oaktree Capital I, OCM Cayman or their respective consolidated subsidiaries and (ii) immediate vesting of all unvested Converted OCGH Units delivered in respect of prior profit sharing payments. Any additional payments to which Mr. Wintrob is entitled in connection with such termination will be made by OCM and not by us.
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

As a condition to receiving these entitlements, Mr. Wintrob will be required to sign a release of claims against OCM and related persons, including us.
Impact of Termination on EVUs (Mr. Wintrob)
If Mr. Wintrob had been terminated on, but giving effect to his employment through, December 31, 2019, Mr. Wintrob would be fully vested in his EVUs. The vested EVUs would be recapitalized as OCGH Units following December 31, 2019, December 31, 2020, and December 31, 2021 applying the formula described in “Compensation of the Individual NEOs—Jay S. Wintrob—EVUs—EVU Valuation and Recapitalization” on page 137 above, but modified so that any reductions for net incentive income for pre-employment funds and for the value of the 2017 OCGH grant only applies based on amounts received and the portion vested through the date of termination. Specifically: (i) the reduction described in the third step of the calculation will only be for the portion of profit sharing payments attributable to net incentive income from pre-employment funds that are actually paid or payable for periods before termination, (ii) the reduction described in the fifth step will be determined based on the vested portion of the value of the 2017 OCGH grant through the date of termination, and (iii) there is no reduction under the sixth step on account of any unvested portion of the 2017 OCGH grant. In addition, if the termination occurs before the first recapitalization, then the reduction in the fourth step of the calculation will only be of the excess of 2017 OCGH grant cash distributions over EVU cash distributions paid or payable with respect to periods before termination. The value attributable to the accelerated vesting of the EVUs is not currently calculable because the applicable formula includes components that cannot currently be reasonably estimated. The amount that Mr. Wintrob would be due under this paragraph would apply even if his termination occurs within the one year period after a change of control.
Full Acceleration Event for EVUs (Mr. Wintrob)
If we no longer employ Howard Marks or Bruce Karsh, or if either one is no longer our director or officer, or if either one substantially reduces his role (other than for death or disability, or a family medical issue), in each case on or prior to December 31, 2019, then Mr. Wintrob would be entitled to the following treatment with respect to his EVUs:
(A) In lieu of calculating the value of the amounts paid in respect of the EVUs in 2019, 2020 or 2021 as would occur absent a full acceleration event, the calculation would occur promptly following the full acceleration event. The allocation for the EVUs will equal the sum of (i) the Current Equity Value of the OCGH units on the exchange date (calculated as provided in the Third Amended and Restated Exchange Agreement) next following the date as of which either Mr. Wintrob notifies us that Mr. Karsh or Mr. Marks has ceased to serve, or there is a public announcement that Mr. Karsh or Mr. Marks has ceased to serve; plus (ii) the aggregate cash distributions made on a per-OCGH Unit-basis from January 1, 2015 through such date of notice, excluding distributions attributable to net incentive income from certain Oaktree funds listed in Mr. Wintrob’s employment agreement over the $61.00 Base Value as accreted through such date of notice, minus (iii) the sum of (x) $10,359,563 (which is the assumed grant date value of the 2017 OCGH unit grant, as described in “Compensation of the Individual NEOs-Jay S. Wintrob-EVUs-EVU Valuation and Recapitalization” on page 137 above and (y) the portion of Mr. Wintrob’s profit sharing payments attributable to net incentive income from pre-employment funds that are actually paid or payable for periods before the allocation. The allocation hereunder will be made no later than in the year following the year in which the full acceleration event occurred.
(B) Mr. Wintrob would get an award of an additional 2,000,000 OCGH equity value units (the “new EVUs”). The new EVUs would vest ratably over the period of remaining full or partial years between January 1, 2015 and December 31, 2020, subject to Mr. Wintrob’s continued employment. Mr. Wintrob would be entitled to annual cash distributions in respect of the new EVUs based on the performance period of remaining full or partial years between January 1, 2015 and December 31, 2020. The new EVUs would be divided into three tranches, and the determination of how many of the new EVUs are recapitalized as OCGH units would be made as of each December 31 of 2020, 2021 and 2022, respectively, and would be made based on the three performance periods each beginning on January 1, 2015 and ending on December 31 of 2020, 2021 and 2022, respectively. The Base Value for the 2020 fiscal year would be the Current Equity Value of the OCGH units on the exchange date (calculated as provided in the Third Amended and Restated Exchange Agreement) next following the date as of which Mr. Marks or Mr. Karsh ceases to serve, plus any unaccreted portion of the $61.00 Base Value that is an estimate of the projected cash distributions over the period January 1, 2015 through December 31, 2020, on a per-OCGH Unit-basis, excluding distributions attributable to net incentive income from certain Oaktree funds listed in Mr. Wintrob’s employment agreement, plus twenty percent of such unaccreted Base Value. The Base Values for the 2021 and 2022 fiscal years would be determined in the same manner, but using $65.00 in place of $61.00 for the 2021 fiscal year and $69.00 for the 2022 fiscal year.
All other terms and conditions that applied to the original EVUs will apply to the new EVUs.
Accelerated Vesting of OCGH Units (including Converted OCGH Units) Upon Termination of Employment
The following table sets forth the estimated value of the acceleration of all unvested OCGH units (including Converted OCGH Units) held by each NEO, assuming a termination of employment due to death or disability on December 31, 2019. Other than on termination of employment by reason of death or disability, the vesting of outstanding OCGH unit awards does not accelerate upon termination of employment, except in the case of (i) certain Converted OCGH Units held by Mr. Wintrob in connection with his profit sharing payments as described above, (ii) certain Converted OCGH Units held by Mr. Levin if Mr. Levin is terminated by us without cause and (iii) certain OCGH units and Converted OCGH Units held by Mr. Molz if Mr. Molz is terminated by us without cause. In addition, Mr. Levin’s 2019 supplemental equity grant will become fully vested if he is terminated without cause following a change in control (generally defined to include Brookfield and its affiliates obtaining and exercising the right to appoint a majority of the members of the board of directors of OCG).
Acceleration of Unvested OCGH Units (including Converted OCGH Units)

	OCGH Units or Converted OCGH Units (1)
Name	Number of Units Subject to Vesting Acceleration on Termination without Cause	Market Value of Accelerated Vesting of Units (2)	Number of Units Subject to Vesting Acceleration due to Death or Disability	Market Value of Accelerated Vesting of Units (2)
Bruce A. Karsh	—	$—	—	$—
Jay S. Wintrob	122,936	$6,023,864	302,936	$13,135,664
Daniel D. Levin	109,716	$5,092,751	121,629	$5,676,488
John B. Frank	—	$—	50,000	$1,975,500
Todd E. Molz	58,764	$2,852,930	119,316	$5,540,270

(1)	The references to stock awards or units in this table refer to both Converted OCGH Units other OCGH units.

(2)
The fair market value of $49.00 per Converted OCGH Unit and $39.51 per OCGH unit is based on the Current Equity Value of the OCGH units (calculated as provided in the Third Amended and Restated Exchange Agreement) as determined pursuant to ASC Topic 718, Accounting for Stock Compensation on December 31, 2019.

CEO to Median Employee Pay Ratio
As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the ratio of the annual total compensation of Mr. Wintrob, our Chief Executive Officer, to the median of the annual total compensation of our employees other than Mr. Wintrob. We selected December 31, 2019 as the date on which we would identify the median employee. To identify the median employee, we used the sum of 2019 base salary (annualized for full-time employees hired during 2019 and pro-rated for part-time and temporary employees), 2019 cash bonus, overtime pay accrued in 2019 and long-term incentive grants earned in respect of 2019 compensation.
The 2019 annual total compensation of our Chief Executive Officer is the amount as reflected in the “Total” column of our Summary Compensation Table for 2019. Mr. Wintrob had 2019 annual total compensation of $7,087,603. Our median employee’s annual total compensation for 2019 was $240,596. As a result, we estimate that Mr. Wintrob’s 2019 annual total compensation was approximately 29 times that of our median employee.
This pay ratio is a reasonable estimate calculated in a manner consistent with SEC rules based on our payroll and employment records and the methodology described above. The SEC rules for identifying the median compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions and to make reasonable estimates and assumptions that reflect their compensation practices. As such, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.
Director Compensation Table for 2019
The following table sets forth the cash and equity compensation paid to our outside directors listed below for the year ended December 31, 2019:

Name	Fees Earned or Paid in Cash (1)	Unit Awards (2)	Other Compensation (5)	Total
Robert E. Denham (3)	$56,250	$118,254	$—	$174,504
Steven J. Gilbert	$100,000	$118,254	$430,000	$648,254
D. Richard Masson	$100,000	$118,254	$—	$218,254
Wayne G. Pierson (4)	$75,000	$118,254	$—	$193,254
Marna C. Whittington	$115,000	$118,254	$430,000	$663,254

(1)
Annual cash retainer and fees for serving on our board of directors and, other than Mr. Denham, for serving on the Audit Committee of our Board. Following the Restructuring, the members of our board of directors also serve on the board of Atlas OCM Holdings, LLC for no additional compensation.

(2)
On March 28, 2019, we granted 2,388 Class A units to each of Messrs. Denham, Gilbert, Masson and Pierson and Ms. Whittington, which vest ratably over four years beginning on February 15, 2019, in consideration of their service as members of our board of directors in 2019. In connection with the Merger, for Messrs. Denham and Pierson, the unvested Class A Units were accelerated and treated as vested Class A Units in the Merger, which did not result in incremental compensation expense pursuant to ASC Topic 718, and, in the case of the other outside directors, the unvested Class A Units were converted to unvested OCGH units. The number of outstanding and unvested OCGH units held by Messrs. Masson and Gilbert and Ms. Whittington as of December 31, 2019 was 5,804, 5,387 and 5,804 units, respectively. We recognize expense for financial statement reporting purposes in respect of the unvested Class A units or Converted OCGH Units received by our directors on the basis of the value of those units at the time of the grant pursuant to ASC Topic 718, Accounting for Stock Compensation. Please see notes 2 and 16 to our consolidated financial statements included elsewhere in this annual report for further information concerning the assumptions underlying such expense.

(3)	Mr. Denham resigned from the board of directors on September 30, 2019, in connection with the Merger.

(4)	Mr. Pierson resigned from the board of directors on September 30, 2019, in connection with the Merger.

(5)
Represent payments in the form of cash to Ms. Whittington and Mr. Gilbert for serving on a special committee of the board of directors in connection with the board’s review and evaluation of the Merger.

During 2019, we compensated our outside directors named above through an annual cash retainer of $75,000 and the grant of our Class A units. Directors who were also senior executives or advisory partners during any portion of 2019, specifically Messrs. Marks, Karsh, Stone, Wintrob, Frank and Larry Keele, do not receive any additional compensation for serving on our board of directors. Mr. Keele resigned from the board of directors on

September 30, 2019, in connection with the Merger. Members of our audit committee receive an additional annual retainer of $25,000, and the chair of the audit committee receives an additional annual retainer of $15,000. All members of the board of directors are reimbursed for their reasonable out-of-pocket expenses incurred in attending board meetings.
The number of Class A units granted in 2019 for Messrs. Denham, Gilbert, Masson and Pierson and Ms. Whittington is that number of Class A units having a value equal to $100,000, determined based on the average closing price of the Class A units during the 20 trading days prior to February 25, 2019.
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
Howard S. Marks
Bruce A. Karsh
Jay S. Wintrob
John B. Frank

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information regarding the current beneficial ownership of our Class A units, Class B units, Series A preferred units, Series B preferred units and the OCGH units by:

•	each person known to us to beneficially own more than 5% of any class of the outstanding voting securities of Oaktree Capital Group, LLC;

•	each of our directors;

•	each of our named executive officers; and

•	all directors and executive officers as a group.
In the following table, the applicable percentage ownership with respect to the Class A units and the Class B units beneficially owned represents the applicable unitholder’s holdings of Class A units and Class B units, respectively, as a percentage of 97,967,255 Class A units outstanding and 61,816,685 Class B units outstanding, respectively, as of February 24, 2020. The applicable percentage ownership with respect to the OCGH units beneficially owned represents the applicable unitholder’s holdings of OCGH units as a percentage of the 159,783,940 Oaktree Operating Group units outstanding as of February 24, 2020. The applicable unitholder’s aggregate holdings of Class A units and OCGH units represent such unitholder’s aggregate economic interest in the Oaktree Operating Group.
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

	Class A Units Beneficially Owned		Class B Units Beneficially Owned			OCGH Units Beneficially Owned (1)		Series A Preferred Units Beneficially Owned		Series B Preferred Units Beneficially Owned
Named Executive Officers and Directors	Number	Percent	Number		Percent	Number	Percent	Number	Percent	Number	Percent
Howard S. Marks	—	—	—	(2)	—	12,047,050	7.5%	—	—	—	—
Bruce A. Karsh	—	—	—	(2)	—	12,042,778	7.5	—	—	—	—
Jay S. Wintrob	—	—	—		—	332,712	*	—	—	—	—
John B. Frank	—	—	—		—	1,465,604	*	—	—	—	—
Daniel D. Levin	—	—	—		—	121,629	*	—	—	—	—
Sheldon M. Stone	—	—	—		—	6,493,406	4.1	—	—	—	—
Todd E. Molz	—	—	—		—	238,210	*	—	—	—	—
Justin B. Beber	—	—	—		—	—	—	—	—	—	—
Bruce Flatt	—	—	—		—	—	—	—	—	—	—
Steven J. Gilbert	—	—	—		—	5,347	*	4,211	*	25,000	*
D. Richard Masson	—	—	—		—	2,151,744	1.3	—	—	—	—
Marna C. Whittington	—	—	—		—	5,804	*	—	—	—	—
All executive officers and directors as a group (12 persons)	—	—	—		—	34,904,284	21.8	4,211	*	25,000	*
5% Unitholders
Oaktree Capital Group Holdings, L.P.	—	—	61,816,685		100%	—	—	—	—	—	—
Brookfield U.S. Holdings, Inc.	97,967,255	100%	—		—	—	—	—	—	—	—

*	Represents less than 1%.

(1)
Subject to certain restrictions, each OCGH unitholder has the right to exchange his or her vested units for cash, Brookfield Class A shares, notes issued by a Brookfield subsidiary and/or equity interests in a subsidiary of OCGH that will entitle such unitholder to the proceeds from a note. The form of the consideration in an exchange is generally in the discretion of Brookfield, subject to certain limitations.

(2)
Excludes 61,816,685 Class B units held by OCGH. The general partner of OCGH is Oaktree Capital Group Holdings GP, LLC. In their capacities as members of the executive committee of Oaktree Capital Group Holdings GP, LLC holding more than 50% of the aggregate number of OCGH units held by all of the members of the executive committee as a group, Mr. Marks and Mr. Karsh may be deemed to be beneficial owners of the securities held by OCGH. Each of Mr. Marks and Mr. Karsh disclaims beneficial ownership of such securities.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Exchange Agreement
Prior to Closing of the Merger
Under the terms of the OCGH limited partnership agreement in effect prior to the closing of the Merger, the OCGH general partner had the discretion to declare an open period during which an OCGH unitholder could have exchanged its OCGH units for, at the option of our board of directors, Class A units, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value or any combination of the foregoing. The general partner determined the number of units eligible for exchange within a given open period and, if the OCGH unitholders requested to exchange a number of units in excess of the amount eligible for exchange, which units to exchange taking into account such factors as the general partner determined to be appropriate. In addition, the general partner had the sole discretion to cause a mandatory sale or exchange of OCGH units owned by any OCGH unitholder. Upon approval of our board of directors, OCGH units that are selected for exchange in accordance with the foregoing will be exchanged, at the option of our board of directors, into Class A units, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value or any combination of the foregoing pursuant to the terms of the exchange agreement.
After Closing of the Merger
At the closing of the Merger, Oaktree entered into a Third Amended and Restated Exchange Agreement that, among other things, allows limited partners of OCGH to exchange its OCGH units that have vested for cash, Brookfield Class A Shares, notes issued by a Brookfield subsidiary or equity interests in a subsidiary of OCGH that will entitle such limited partners to the proceeds from a note. Either of such notes will have a three-year maturity and will accrue interest at the then-current 5-year treasury note rate plus 3%. Only Converted Class A Units (each “Converted OCGH Unit” being an unvested Class A Unit held by current, or in certain cases former, employees, officers and directors of Oaktree and its subsidiaries at the closing of the Mergers that was converted into one unvested OCGH Unit), OCGH Units issued and outstanding at the time of the closing of the Mergers, OCGH Units issued after the closing of the Mergers pursuant to agreements in effect on March 13, 2019, OCGH Units issuable upon vesting of certain phantom equity awards ("Phantom Units") and other OCGH Units consented-to by Brookfield will be, when vested, eligible to participate in an exchange. The form of the consideration in an exchange is generally in the discretion of Brookfield, subject to certain limitations.
In general, OCGH limited partners will be entitled to provide an election notice to participate in an exchange with respect to eligible vested OCGH Units during the first 60 calendar days of each year beginning January 1, 2022. However, holders of Converted OCGH Units and Phantom Units will be eligible to provide an election notice with respect to their vested units beginning as early as 2020 and each year thereafter subject to certain limitations. Each exchange will thereafter be consummated within the first 155 days of such calendar year, subject to extension in certain circumstances.
Tax Receivable Agreement
Prior to the closing of the Merger, Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc. had entered into a tax receivable agreement with the OCGH (the “Original TRA”) unitholders that provided for the payment by Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc. to the OCGH unitholders of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that Oaktree Holdings, Inc. or Oaktree AIF Holdings, Inc. actually realizes (or is deemed to realize in the case of an early termination payment by Oaktree Holdings, Inc. or Oaktree AIF Holdings, Inc. or a change of control, as discussed below) as a result of these increases in tax basis resulting from exchanges of OCGH units for Class A units, cash or other consideration, and of certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. These payment obligations are obligations of Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc. and not of the Oaktree Operating Group.
Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc. expected to benefit from the remaining 15% of cash savings, if any, in income tax that they realize. During the year ended December 31, 2019, we made TRA payments in respect of the year ended December 31, 2018 of $2,210,401, $2,100,698, $1,076,543, $380,431, $163,994 and $155,238 to Howard Marks, our Co-Chairman and a director; Bruce Karsh, our Co-Chairman, Chief Investment Officer and a director; Sheldon Stone, a principal and a director; D. Richard Masson, a director; John Frank, our Vice Chairman and a director; and Larry Keele, a former director and principal, respectively. In addition, we expect that future TRA payments in respect of transactions that occurred before the Merger to Messrs. Marks, Karsh, Stone, Masson, Frank and Todd Molz, our General Counsel and Chief Administrative Officer, will be approximately $36.0 million, $33.8 million, $17.5 million, $5.6 million, $2.6 million and $0.2 million, respectively. The payments under the tax receivable agreement are not conditioned upon OCGH unitholders’ continued ownership of interests in OCGH.
At the closing of the Merger, Oaktree entered into a Third Amended and Restated Tax Receivable Agreement (the "TRA Amendment"), which amended and restated the Original TRA. It is a condition to an OCGH limited partner's participation in an exchange that such person agree to the terms of the TRA Amendment.
Pursuant to the TRA Amendment, the Original TRA no longer applies and no Tax Benefit Payments (as defined in the Original TRA) will be made with respect to any exchanges of OCGH units that occur on or after March 13, 2019. With respect to any exchanges of OCGH units that occurred prior to March 13, 2019, the TRA Amendment provides that Tax Benefit Payments (as defined in the Original TRA) will continue to be made with respect to such exchanges in accordance with the Original TRA (as amended in certain respects, including that such payments will be calculated without taking into account any tax attributes of Brookfield).
Restructuring Agreement
At the closing of the Merger, Oaktree and certain other entities entered into a Restructuring Agreement pursuant to which, effective as of October 1, 2019, Oaktree's direct and indirect ownership of general partner and limited partner interests in certain Oaktree Operating Group entities were transferred (the "Restructuring") to newly-formed, indirect subsidiaries of Brookfield. As a result, as of October 1, 2019, while Oaktree's consolidated financial statements will continue to reflect its indirect economic interest in Oaktree Capital I and OCM Cayman, such financial statements will no longer include economic interests in Oaktree Capital II, Oaktree Investment Holdings, OCM and Oaktree AIF.
OCG Services Agreement with OCM
OCG has entered into a Services Agreement with OCM, effective October 1, 2019 (the “Services Agreement”). OCM was previously an operating subsidiary of OCG prior to the Restructuring and provides certain services relating to the management and operation of our business.
Under the Services Agreement, we are required to pay a fee of $750,000 to OCM annually for the services provided, payable in quarterly installments.
The Services Agreement has an indefinite term, but may be terminated by us or OCM upon at least 90 days’ written notice to the other party. We incurred service fees of $187,500 for fiscal year 2019 under the Services Agreement.
OCG Subsidiary Services Agreements with OCM
Certain of our indirect subsidiaries outside of the United States have entered into agreements with OCM whereby such subsidiaries provide services to OCM in connection with OCM’s management and operation of Oaktree funds in OCM’s capacity as the investment manager of such funds. The agreements that we believe are material to our business and financial results are described below.
Oaktree Capital Management (UK) LLP (“Oaktree UK LLP”) has entered into an Amended and Restated Services Agreement (the “UK LLP Services Agreement”) with OCM. Under the UK LLP Services Agreement, OCM has appointed Oaktree UK LLP as a sub-investment manager or sub-advisor to certain Oaktree funds. In such capacity, Oaktree UK LLP provides certain investment and marketing related services on behalf of OCM for a service fee paid by OCM in an amount that is determined between the two parties from time to time. The UK LLP Services Agreement may be terminated, either in respect of an Oaktree fund or in its entirety, by either OCM or Oaktree UK LLP for any reason upon 30 days’ written notice to the other. For fiscal year 2019, OCM paid Oaktree UK LLP $58.1 million as service fees under the UK LLP Services Agreement.
Oaktree Capital Management (International) Limited (“OCM International”) has entered into a Services Agreement (the “OCMI Services Agreement”) with OCM. Under the OCMI Services Agreement, OCM has appointed OCM International as a sub-investment manager and sub-advisor to certain Oaktree funds OCM manages. In such capacity, OCM International provides certain investment and marketing related services on behalf of OCM for a service fee paid by OCM in an amount that is determined between the two parties from time to time. The OCMI Services Agreement may be terminated, either in respect of an Oaktree fund or in its entirety, by either OCM or OCM International for any reason upon 30 days’ written notice to the other. For fiscal year 2019, OCM paid OCM International $34.2 million as service fees under the OCMI Services Agreement.

Oaktree Capital (Hong Kong) Limited (“Oaktree HK”) has entered into an Amended and Restated Services Agreement (the “HK Services Agreement”) with OCM. Under the HK Services Agreement, OCM has engaged Oaktree HK to provide certain investment and marketing related services to OCM as the investment manager of certain Oaktree funds for a service fee paid by OCM in an amount that is determined between the two parties from time to time. The HK Services Agreement may be terminated by either OCM or Oaktree HK for any reason upon 30 days’ written notice to the other. During fiscal year 2019, OCM paid Oaktree HK $24.3 million as service fees under the HK Services Agreement.
Oaktree Operating Group Partnership Agreements
The Oaktree business is conducted through the Oaktree Operating Group and its subsidiaries. Pursuant to the partnership agreements of Oaktree Capital I and OCM Cayman, which are the two Oaktree Operating Group entities indirectly controlled by us, the Intermediate Holding Companies that are the general partners of those partnerships (or entities controlled by the Intermediate Holding Companies) have the right to determine when distributions will be made to the holders of Oaktree Operating Group units of those two entities and the amounts of any such distributions.
Each of the Oaktree Operating Group partnerships has an identical number of units outstanding, and we use the term “Oaktree Operating Group unit” to refer, collectively, to a unit in each of the Oaktree Operating Group partnerships. As of February 26, 2020, there were 159,783,940 Oaktree Operating Group units outstanding. The holders of Oaktree Operating Group units, including Oaktree Capital I, OCM Cayman and their respective Intermediate Holding Companies, will incur U.S. federal, state and local income taxes on their proportionate share of any net taxable income of the Oaktree Operating Group. Net profits and net losses of Oaktree Operating Group units generally are allocated to the holders of such units (including the Intermediate Holding Companies) pro rata in accordance with the percentages of their respective interests. The partnership agreement of each Oaktree Operating Group partnership provides for cash distributions, which we refer to as “tax distributions,” to the partners of such partnership if we determine that the allocation of the partnership’s income will give rise to taxable income for its partners. Generally, these tax distributions are computed based on our estimate of the net taxable income of the relevant entity allocable to a partner multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporate resident in Los Angeles, California or New York, New York (taking into account the nondeductibility of certain expenses and the character of our income). Tax distributions are made only to the extent that all distributions from the Oaktree Operating Group for the relevant year were insufficient to cover such tax liabilities.
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
In connection with the Merger and Restructuring, the partnership agreements of the Oaktree Operating Group entities were amended in order to (i) align the governance provisions with the provisions of our operating agreement and the operating agreement of Atlas OCM Holdings, LLC, (ii) provide for cash distributions to be made in a manner consistent with the payment of obligations under any notes that may be issued pursuant to the exchange mechanism in the Exchange Agreement, (iii) provide for non-pro rata distributions to discharge expenses relating to indemnification of directors, officers and other indemnitees under our operating agreement and the operating agreement of Atlas OCM Holdings, LLC, and (iv) provide for the payment of certain expenses of the Oaktree Operating Group. The amendments also aligned the partnership agreements of the Oaktree Operating Group entities with the cash distribution policy adopted at the closing of the Merger, which generally provides for the distribution by entities within the Oaktree Operating Group to their equity holders of at least 85% of the cash available for distribution (taking into account the special distributions described in this paragraph).
In connection with the issuance by the Company of each series of preferred units, Oaktree Capital I issued preferred units that have economic terms designed to mirror those of the Company’s preferred units and that are held directly or indirectly by the Company.
Aircraft Use
OCM leases from Mr. Karsh an aircraft owned personally by him on a non-exclusive basis, pursuant to which he may use the plane for both Company-related travel and personal travel. During the year ended December 31, 2019, OCM paid Mr. Karsh $1,045,670 in connection with our use of his aircraft for Company-related travel under this lease agreement. Please see “Item 11. Executive Compensation—All Other Compensation Supplemental Table” for a description of a payment we made to Mr. Karsh for his personal travel under this lease agreement.

Investments in Funds
Our directors and executive officers are permitted to invest their own capital (or the capital of family trusts or other estate planning vehicles they control) in Oaktree funds. These investment opportunities are available to all Oaktree professionals who Oaktree has determined have a status that reasonably permits Oaktree to offer them these types of investments in compliance with applicable laws and regulations. These investment opportunities are available on the same terms and conditions as those applicable to third-party investors in Oaktree funds and bear their share of management fees, except that they are not subject to incentive fees. As of December 31, 2019, Oaktree manages approximately $635 million of AUM invested by our directors, executive officers and certain current and former employees in Oaktree funds. During the year ended December 31, 2019, the following current and former directors and executive officers made the following contributions of their own capital (and/or the capital of family trusts or other estate planning vehicles they control) to Oaktree funds and are expected to continue to contribute capital in Oaktree funds from time to time: Mr. Marks contributed an aggregate of $43,330,000; Mr. Karsh and an organization affiliated with Mr. Karsh contributed an aggregate of $5,126,284; Mr. Frank contributed an aggregate of $4,486,357; Mr. Stone contributed an aggregate of $3,757,828; Mr. Wintrob contributed an aggregate of $2,852,163; Mr. Masson contributed an aggregate of $278,268; Mr. Levin contributed an aggregate of $166,547; and Mr. Denham, a former director, contributed an aggregate of $123,089, respectively. During the year ended December 31, 2019, the following current and former directors and executive officers (and/or family trusts or other estate planning vehicles they control) received the following net distributions from Oaktree funds as a result of their invested capital: Mr. Stone received $9,598,589; Mr. Wintrob received $5,467,250; Mr. Frank received $3,971,184; Mr. Karsh and an organization affiliated with Mr. Karsh received an aggregate of $5,634,908; Mr. Marks received $1,502,461; Mr. Keele, a former director, received $1,339,857 and Mr. Masson received $458,860, from Oaktree funds, respectively.
Limitations on Liability; Indemnification of Directors, Officers and Manager
Our operating agreement provides that our directors and officers will be liable to us or our unitholders for an act or omission only if such act or omission constitutes a breach of the duties owed to us or our unitholders, as applicable, by any such director or officer and such breach is the result of (a) willful malfeasance, gross negligence, the commission of a felony or a material violation of law, in each case, that has or could reasonably be expected to have a material adverse effect on us or (b) fraud.
Moreover, in our operating agreement we have agreed to indemnify our directors and officers, to the fullest extent permitted by law, against all expenses and liabilities (including judgments, fines, penalties, interest, amounts paid in settlement with our approval and counsel fees and disbursements) arising from the performance of any of their obligations or duties in connection with their service to us, including in connection with any civil, criminal, administrative, investigative or other action, suit or proceeding to which any such person may hereafter be made a party by reason of being or having been one of our directors or officers or our manager, except for any expenses or liabilities that have been finally judicially determined to have arisen primarily from acts or omissions that violated the standard set forth in the preceding paragraph.
The indemnification rights that we provide to our directors and officers are more expansive than those provided to the directors and officers of a Delaware corporation.
Statement of Policy Regarding Transactions with Related Persons
Our board of directors has adopted a written statement of policy for our company regarding transactions with related persons. Our related person policy covers any “related person transaction” including, but not limited to, any transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) or series of similar transactions, arrangements or relationships that is reportable by us under Item 404(a) of Regulation S-K in which we were or are to be a participant and the amount involved exceeds $120,000 and in which any “related person” (as defined in Item 404(a) of Regulation S-K) had or will have a direct or indirect material interest. With certain limited exceptions, our related person policy requires that each related person transaction, and any material amendment or modification to a related person transaction, be reviewed and approved or ratified by a committee or subcommittee of our board of directors composed solely of disinterested directors, by a majority of the disinterested members of our board of directors, by a majority of disinterested members of the executive committee of our board of directors or as otherwise approved in accordance with our operating agreement. Following the Merger and the Restructuring, in light of the governance and related consent rights contained in our operating agreement, our related person policy does not separately apply to transactions between us and OCGH or Brookfield.

Director Independence
Because our preferred equity, but not our common equity, is listed on the New York Stock Exchange, the corporate governance standards of the New York Stock Exchange do not generally apply to us, other than the requirement to maintain an audit committee that satisfies the requirements of Rule 10A-3 under the Exchange Act, and related certification requirements. Presently, in applying such requirements, the board of directors has determined that the members of its audit committee, Messrs. Gilbert and Masson and Ms. Whittington, satisfy the requirements of such rule.

Item 14. Principal Accounting Fees and Services
The following table sets forth the aggregate fees for professional services provided by our independent registered public accounting firm, Ernst & Young LLP, for the years ended December 31, 2019 and 2018.

	For the Year Ended December 31,
	2019		2018
	Oaktree Capital Group, LLC	Oaktree Consolidated Funds and Affiliates	Oaktree Capital Group, LLC	Oaktree Consolidated Funds and Affiliates
	($ in thousands)
Audit fees (1)	$3,932	$768	$3,640	$590
Audit-related fees (2)	306	87	281	212
Tax fees (3)	8,658	321	5,434	616

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

(3)
Tax fees consist of fees related to tax compliance and tax advisory services. Tax fees in 2019 include $3,209 for tax compliance services and $5,770 for tax advisory services. Tax fees in 2018 include $3,137 for tax compliance services and $2,913 for tax advisory services.

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
Date: February 28, 2020

Oaktree Capital Group, LLC
By:	/s/ Daniel D. Levin
Name:	Daniel D. Levin

Title:	Chief Financial Officer and Authorized Signatory
 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on this 28th day of February 2020:

Signature	Title
/s/ Howard S. Marks
Howard S. Marks	Director and Co-Chairman
/s/ Bruce A. Karsh
Bruce A. Karsh	Director, Co-Chairman and Chief Investment Officer
/s/ Jay S. Wintrob
Jay S. Wintrob	Director and Chief Executive Officer (Principal Executive Officer)
/s/ John B. Frank
John B. Frank	Director and Vice Chairman
/s/ Daniel D. Levin
Daniel D. Levin	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ Sheldon M. Stone
Sheldon M. Stone	Director and Principal
/s/ Justin B. Beber
Justin B. Beber	Director
/s/ J. Bruce Flatt
J. Bruce Flatt	Director
/s/ Steven J. Gilbert
Steven J. Gilbert	Director
/s/ D. Richard Masson
D. Richard Masson	Director
/s/ Marna C. Whittington
Marna C. Whittington	Director

EXHIBITS INDEX

Exhibit No.	Description of Exhibit

3.1	Restated Certificate of Formation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on June 17, 2011).

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

4.1	Form of 6.625% Series A Preferred Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 17, 2018).

4.2	Form of 6.550% Series B Preferred Unit Certificate (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K, filed with the SEC on August 9, 2018).

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

4.10	Form of 3.78% Senior Notes due December 18, 2032 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 17, 2017).

4.11	Description of securities registered under Section 12 of the Securities Exchange Act of 1934.†

10.1
Third Amended and Restated Limited Partnership Agreement of Oaktree Capital I, L.P., dated as of September 30, 2019 (including Unit Designation with respect to the Series A Preferred Mirror Units of Oaktree Capital I, L.P., dated May 17, 2018, and Unit Designation with respect to the Series B Preferred Mirror Units of Oaktree Capital I, L.P., dated August 9, 2018).†

10.2	Second Amended and Restated Limited Partnership Agreement of Oaktree Capital Management (Cayman), L.P., dated as of September 30, 2019.†

10.3
Restructuring Agreement, dated as of September 30, 2019, by and among Brookfield Asset Management Inc., Oaktree Capital Group, LLC, Berlin Merger Sub, LLC, Oslo Holdings LLC, Oslo Holdings Merger Sub LLC, Brookfield Holdings Canada Inc., Brookfield US Holdings, Inc., Brookfield US Inc., Atlas Holdings, LLC, Atlas OCM Holdings, LLC, Oaktree Capital Group Holdings, L.P. and the other parties thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed with the SEC on November 7, 2019).

10.4
Third Amended and Restated Tax Receivable Agreement, dated as of September 30, 2019, by and among Brookfield Asset Management Inc., Oaktree Holdings, Inc., Oaktree AIF Holdings, Inc., Oaktree Capital II, L.P., Oaktree Capital Management, L.P., Oaktree Investment Holdings, L.P., Oaktree AIF Investments, L.P., Oaktree Capital Group Holdings, L.P. and the other parties thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed with the SEC on November 7, 2019).

10.5
Third Amended and Restated Exchange Agreement, dated as of September 30, 2019, by and among Atlas Holdings, LLC, Atlas OCM Holdings, LLC, Oaktree Capital Group, LLC, OCM Holdings I, LLC, Oaktree New Holdings, LLC, Oaktree AIF Holdings II, LLC, Oaktree Holdings, Ltd., Oaktree Capital Group Holdings, L.P., Oaktree Capital I, L.P., Oaktree Capital II, L.P., Oaktree Capital Management, L.P., Oaktree Capital Management (Cayman), L.P., Oaktree AIF Investments, L.P., Oaktree Investment Holdings, L.P., OCGH ExchangeCo, L.P. and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed with the SEC on November 7, 2019).

10.6	Services Agreement, dated as of February 24, 2020, between Oaktree Capital Management, L.P. and Oaktree Capital Group, LLC.†

10.7	Amended & Restated Services Agreement, dated as of February 25, 2020, between Oaktree Capital Management, L.P. and Oaktree Capital Management (UK) LLP.†

10.8	Services Agreement, dated as of September 25, 2018, between Oaktree Capital Management, L.P. and Oaktree Capital Management (International) Limited.†

10.9	Second Amended and Restated Services Agreement, dated as of February 25, 2020, between Oaktree Capital Management, L.P. and Oaktree Capital (Hong Kong) Limited.†

10.10
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

10.10.1
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

10.10.2
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

10.10.3
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

10.10.4
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

10.10.5
Fifth Amendment, dated as of December 13, 2019, to the March 31, 2014 Credit Agreement, by and among Oaktree Capital Management, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P., Oaktree Capital I, L.P., the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent for the Lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 18, 2019).

10.11*
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

10.13*
Amended and Restated Oaktree Capital Group, LLC 2011 Equity Incentive Plan (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on March 30, 2016).

10.14*
Form of Grant Agreement under the Oaktree Capital Group, LLC 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 27, 2015).

10.15*	Third Amended and Restated Employment Agreement by and among the Registrant, Oaktree Capital Management, L.P. and Jay S. Wintrob dated February 25, 2020.†

10.16*
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

10.16.1*
Amendment Letter dated as of February 25, 2020 to Third Amended and Restated Grant Agreement under the Oaktree Capital Group, LLC 2011 Equity Incentive Plan by and among Oaktree Capital Group Holdings, L.P., Oaktree Capital Group Holdings GP, LLC and Jay S. Wintrob dated February 20, 2018.†

10.17*
Form of Oaktree Capital Group, LLC 2018 Class A Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 22, 2019).

10.18*
Form of Oaktree Capital Group Holdings, L.P. Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 9, 2016).

10.19*
Form of Oaktree Capital Group, LLC Class A Restricted Unit Award Agreement for Outside Directors (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 22, 2019).

10.20*
Summaries of compensation for Daniel D. Levin, John B. Frank and Todd E. Molz (incorporated by reference to sections C, D and E, respectively, under “Executive Compensation-Compensation Discussion and Analysis-Compensation of the Individual NEOs” on pages 132-152 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 28, 2020).

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