Form 10-Q
period 2020-03-31
Oaktree Capital Group, LLC
filed 2020-05-11
CIK 1403528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
FORM 10-Q
________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2020
or
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
area code, of registrant’s principal executive offices)
_______________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
6.625% Series A preferred units	OAK-PA	New York Stock Exchange
6.550% Series B preferred units	OAK-PB	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of May 7, 2020, there were 98,677,040 Class A units and 61,394,265 Class B units of the registrant outstanding.

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
Any forward-looking statements and information speak only as of the date of this quarterly report or as of the date they were made, and except as required by law, OCG does not undertake any obligation to update forward-looking statements and information. For a more detailed discussion of these factors, also see the information under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in OCG’s most recent report on Form 10-K for the year ended December 31, 2019 (our “annual report”) and in this quarterly report, and in each case any material updates to these factors contained in any of OCG’s future filings.
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
“assets under management,” or “AUM,” generally refers to the assets Oaktree manages and equals the NAV (as defined below) of the assets Oaktree manages, the leverage on which management fees are charged, the undrawn capital that Oaktree is entitled to call from investors in the funds pursuant to their capital commitments, investment proceeds held in trust for use in investment activities and Oaktree’s pro rata portion of AUM managed by DoubleLine Capital LP and it’s affiliates (“DoubleLine”), in which Oaktree holds a minority ownership interest. For Oaktree’s collateralized loan obligation vehicles (“CLOs”), AUM represents the aggregate par value of collateral assets and principal cash, and for Oaktree’s BDCs, gross assets (including assets acquired with leverage), net of cash, for Oaktree’s special purpose acquisition companies, the proceeds of any initial public offering held in trust for use in a business combination, and for DoubleLine funds, NAV. Oaktree’s AUM amounts include AUM for which Oaktree charges no management fees. Oaktree’s definition of AUM is not based on any definition contained in our operating agreement or the agreements governing the funds that Oaktree manages. Oaktree’s calculation of AUM and the AUM-related metric described below may not be directly comparable to the AUM metrics of other investment managers.
“incentive-creating assets under management,” or “incentive-creating AUM,” refers to the AUM that may eventually produce incentive income, as more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Metrics”.
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
“senior executives” refers collectively to Howard S. Marks, Bruce A. Karsh, Jay S. Wintrob, John B. Frank and Sheldon M. Stone.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
1

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Financial Condition (Unaudited)
($ in thousands)

	As of
	March 31, 2020	December 31, 2019
Assets
Cash and cash-equivalents	$236,865	$323,550
U.S. Treasury and other securities	8,611	9,232
Corporate investments (includes $29,736 and $34,934 measured at fair value as of March 31, 2020 and December 31, 2019, respectively)	633,852	709,137
Due from affiliates	49,083	164,189
Deferred tax assets	1,996	3,096
Right-of-use assets	37,105	39,702
Other assets	38,263	41,198
Assets of consolidated funds:
Cash and cash-equivalents	646,570	518,243
Investments, at fair value	6,754,146	7,358,409
Dividends and interest receivable	26,957	25,058
Due from brokers	8,221	—
Receivable for securities sold	138,966	58,622
Derivative assets, at fair value	8,618	6,890
Other assets, net	23,708	7,436
Total assets	$8,612,961	$9,264,762
Liabilities and Unitholders’ Capital
Liabilities:
Accrued compensation expense	$79,331	$130,818
Accounts payable, accrued expenses and other liabilities	13,285	11,316
Due to affiliates	62,032	87,063
Debt obligations (Note 10)	—	—
Operating lease liabilities	42,864	45,793
Liabilities of consolidated funds:
Accounts payable, accrued expenses and other liabilities	92,263	89,937
Payables for securities purchased	369,162	367,983
Derivative liabilities, at fair value	27,475	2,551
Distributions payable	355	34,434
Borrowings under credit facilities	262,022	158,477
Debt obligations of CLOs	5,230,605	5,767,999
Total liabilities	6,179,394	6,696,371
Commitments and contingencies (Note 17)
Non-controlling redeemable interests in consolidated funds	1,023,496	866,222
Unitholders’ capital:
Series A preferred units, 7,200,000 units issued and outstanding as of March 31, 2020 and December 31, 2019	173,669	173,669
Series B preferred units, 9,400,000 units issued and outstanding as of March 31, 2020 and December 31, 2019	226,915	226,915
Class A units, no par value, unlimited units authorized, 98,677,040 and 97,967,255 units issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	—	—
Class B units, no par value, unlimited units authorized, 61,106,900 and 61,793,286 units issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	—	—
Paid-in capital	777,157	750,299
Retained earnings (accumulated deficit)	(137,859)	51,534
Accumulated other comprehensive loss	(8,534)	(3,501)
Unitholders’ capital attributable to Oaktree Capital Group, LLC	1,031,348	1,198,916
Non-controlling interests in consolidated subsidiaries	378,723	503,253
Total unitholders’ capital	1,410,071	1,702,169
Total liabilities and unitholders’ capital	$8,612,961	$9,264,762
Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per unit amounts)

	Three months ended March 31,
	2020	2019
Revenues:
Management fees	$41,524	$169,934
Incentive income	2,395	96,481
Total revenues	43,919	266,415
Expenses:
Compensation and benefits	(32,459)	(114,523)
Equity-based compensation	(5,365)	(14,329)
Incentive income compensation	(426)	(52,300)
Total compensation and benefits expense	(38,250)	(181,152)
General and administrative	(6,506)	(47,603)
Depreciation and amortization	(452)	(6,564)
Consolidated fund expenses	(13,881)	(2,155)
Total expenses	(59,089)	(237,474)
Other income (loss):
Interest expense	(44,612)	(45,765)
Interest and dividend income	93,799	92,252
Net realized loss on consolidated funds’ investments	(39,247)	(5,819)
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	(326,067)	57,117
Investment income (loss)	(109,673)	62,150
Other income, net	52	22
Total other income (loss)	(425,748)	159,957
Income (loss) before income taxes	(440,918)	188,898
Income taxes	(1,798)	(4,498)
Net income (loss)	(442,716)	184,400
Less:
Net (income) loss attributable to non-controlling interests in consolidated funds	176,100	(64,202)
Net (income) loss attributable to non-controlling interests in consolidated subsidiaries	105,717	(66,115)
Net income (loss) attributable to Oaktree Capital Group, LLC	(160,899)	54,083
Net income attributable to preferred unitholders	(6,829)	(6,829)
Net income (loss) attributable to Oaktree Capital Group, LLC Class A unitholders	$(167,728)	$47,254

Distributions declared per Class A unit	$0.22	$0.75
Net income (loss) per Class A unit (basic and diluted):
Net income (loss) per Class A unit	$(1.71)	$0.66
Weighted average number of Class A units outstanding	98,014	71,632

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three months ended March 31,
	2020	2019

Net income (loss)	$(442,716)	$184,400
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(8,149)	3,708
Other comprehensive income (loss), net of tax	(8,149)	3,708
Total comprehensive income (loss)	(450,865)	188,108
Less:
Comprehensive (income) loss attributable to non-controlling interests in consolidated funds	176,100	(64,202)
Comprehensive (income) loss attributable to non-controlling interests in consolidated subsidiaries	108,833	(68,112)
Comprehensive income (loss) attributable to OCG	(165,932)	55,794
Comprehensive income attributable to preferred unitholders	(6,829)	(6,829)
Comprehensive income (loss) attributable to OCG Class A unitholders	$(172,761)	$48,965

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three months ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(442,716)	$184,400
Adjustments to reconcile net income to net cash used in operating activities:
Investment (income) loss	109,673	(62,150)
Depreciation and amortization	452	6,564
Equity-based compensation	5,365	14,329
Net realized and unrealized (gain) loss from consolidated funds’ investments	365,314	(51,298)
Amortization (accretion) of original issue and market discount of consolidated funds’ investments, net	(7,828)	(1,841)
Income distributions from corporate investments in funds and companies	2,401	45,392
Other non-cash items	46	1,420
Cash flows due to changes in operating assets and liabilities:
Decrease in deferred tax assets	1,100	—
(Increase) decrease in other assets	4,231	(1,453)
Decrease in net due from affiliates	95,323	82,452
Decrease in accrued compensation expense	(51,773)	(192,471)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(1,286)	24,218
Cash flows due to changes in operating assets and liabilities of consolidated funds:
(Increase) decrease in dividends and interest receivable	1,014	(2,060)
(Increase) decrease in due from brokers	(8,221)	10,736
Increase in receivables for securities sold	(77,436)	(22,573)
(Increase) decrease in other assets	(4,619)	266
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(25,195)	3,979
Increase in payables for securities purchased	5,017	51,123
Purchases of securities	(1,353,014)	(694,115)
Proceeds from maturities and sales of securities	981,572	546,571
Net cash used in operating activities	(400,580)	(56,511)
Cash flows from investing activities:
Purchases of U.S. Treasury and other securities	(7,221)	(342,672)
Proceeds from maturities and sales of U.S. Treasury and other securities	7,141	431,573
Corporate investments in funds and companies	(37,919)	(8,593)
Distributions and proceeds from corporate investments in funds and companies	6,237	74,540
Purchases of fixed assets	(84)	(3,094)
Net cash (used in) provided by investing activities	(31,846)	151,754

(continued)

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) — (Continued)
(in thousands)

	Three months ended March 31,
	2020	2019
Cash flows from financing activities:
Capital contributions	$19,817	$—
Repurchase and cancellation of units	—	(9,925)
Distributions to Class A unitholders	(21,445)	(53,738)
Distributions to preferred unitholders	(6,829)	(6,829)
Distributions to OCGH unitholders	(13,599)	(68,366)
Distributions to non-controlling interests	—	(1,189)
Cash flows from financing activities of consolidated funds:
Contributions from non-controlling interests	463,547	80,653
Distributions to non-controlling interests	(127,267)	(62,641)
Proceeds from debt obligations issued by CLOs	186,085	75,947
Payment of debt issuance costs	(1,168)	(768)
Repayment on debt obligations issued by CLOs	(42,263)	(65,198)
Borrowings on credit facilities	75,380	372,000
Repayments on credit facilities	(48,490)	(372,000)
Net cash provided by (used in) financing activities	483,768	(112,054)
Effect of exchange rate changes on cash	(9,936)	(1,384)
Net increase (decrease) in cash and cash-equivalents	41,406	(18,195)
Initial consolidation of funds	236	—
Cash and cash-equivalents, beginning balance	841,793	831,727
Cash and cash-equivalents, ending balance	$883,435	$813,532

Reconciliation of cash and cash-equivalents
Cash and cash-equivalents – Oaktree	$236,865	$500,208
Cash and cash-equivalents – Consolidated Funds	646,570	313,324
Total cash and cash-equivalents	$883,435	$813,532

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Changes in Unitholders’ Capital (Unaudited)
(in thousands)

	Oaktree Capital Group, LLC							Non-controlling Interests in Consolidated Subsidiaries	Total Unitholders’ Capital
	Class A Units	Class B Units	Series A Preferred Units	Series B Preferred Units	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)

Unitholders’ capital as of December 31, 2019	97,967	61,793	$173,669	$226,915	$750,299	$51,534	$(3,501)	$503,253	$1,702,169
Activity for the three months ended:
Adoption of new accounting guidance (ASU 2016-13)	—	—	—	—	—	(220)	—	(136)	(356)
Net issuance of units	—	24	—	—	—	—	—	—	—
Unit exchange	710	(710)	—	—	—	—	—	—	—
Capital contributions	—	—	—	—	19,817	—	—	—	19,817
Equity reallocation between controlling and non-controlling interests	—	—	—	—	3,925	—	—	(3,925)	—
Capital increase related to equity-based compensation	—	—	—	—	3,116	—	—	1,963	5,079
Distributions declared	—	—	(2,981)	(3,848)	—	(21,445)	—	(13,599)	(41,873)
Net income (loss)	—	—	2,981	3,848	—	(167,728)		(105,717)	(266,616)
Foreign currency translation adjustment, net of tax	—	—	—	—	—		(5,033)	(3,116)	(8,149)
Unitholders’ capital as of March 31, 2020	98,677	61,107	$173,669	$226,915	$777,157	$(137,859)	$(8,534)	$378,723	$1,410,071

Unitholders’ capital as of December 31, 2018	71,662	85,472	$173,669	$226,915	$893,043	$100,683	$1,053	$1,092,354	$2,487,717
Activity for the three months ended:
Issuance of units	1,455	1,020	—	—	—	—	—	—	—
Cancellation of units associated with forfeitures	(20)	—	—	—	—	—	—	—	—
Repurchase and cancellation of units	(169)	(73)	—	—	(7,410)	—	—	(2,515)	(9,925)
Equity reallocation between controlling and non-controlling interests	—	—	—	—	6,125	—	—	(6,125)	—
Capital increase related to equity-based compensation	—	—	—	—	6,024	—	—	7,188	13,212
Distributions declared	—	—	(2,981)	(3,848)	—	(53,738)	—	(69,555)	(130,122)
Net income	—	—	2,981	3,848	—	47,254	—	66,115	120,198
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	1,711	1,997	3,708
Unitholders’ capital as of March 31, 2019	72,928	86,419	$173,669	$226,915	$897,782	$94,199	$2,764	$1,089,459	$2,484,788

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2020
($ in thousands, except where noted)

1. ORGANIZATION AND BASIS OF PRESENTATION
As used in these condensed consolidated financial statements:
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
Oaktree is a leader among global investment managers specializing in alternative investments. Oaktree emphasizes an opportunistic, value-oriented and risk-controlled approach to investments in credit, private equity, real assets and listed equities. Funds managed by Oaktree (the “Oaktree funds”) include commingled funds, separate accounts, collateralized loan obligation vehicles (“CLOs”) and business development companies (“BDCs”). Commingled funds include open-end and closed-end limited partnerships in which Oaktree makes an investment and for which it serves as the general partner. CLOs are structured finance vehicles in which Oaktree typically makes an investment and for which it serves as collateral manager.
Oaktree Capital Group, LLC is a Delaware limited liability company that was formed on April 13, 2007. Prior to the Mergers described below, the Company was owned by (i) its public Class A common unitholders, (ii) its public Series A and Series B preferred unitholders and (iii) Oaktree Capital Group Holdings, L.P. (“OCGH”) who held 100% of the Company’s Class B common units which did not represent an economic interest in the Company. OCGH is owned by Oaktree’s senior executives, current and former employees, and certain other investors (collectively, the “OCGH unitholders”). The Class A units held by the public unitholders were entitled to one vote per unit and the Class B units held by OCGH were entitled to ten votes per unit. The number of Class B units held by OCGH increased or decreased in response to corresponding changes in OCGH’s economic interest in the Oaktree Operating Group; consequently, the OCGH unitholders’ economic interest in the Oaktree Operating Group is reflected within non-controlling interests in consolidated subsidiaries in the accompanying condensed consolidated financial statements.
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
March 31, 2020
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
Upon completion of the Merger, each unvested Class A Unit held by current, or in certain cases former, employees, officers and directors of Oaktree and its subsidiaries was converted into one unvested OCGH Unit (each, a “Converted OCGH Unit”) and became subject to the terms and conditions of the OCGH limited partnership agreement. The Converted OCGH Units will (i) be subject to the same vesting terms that were applicable to such units prior to the completion of the Merger, (ii) be entitled to receive ongoing distributions in respect of earnings, but not capital distributions and (iii) upon vesting, receive the accumulated value of capital distributions that accrued while such units were unvested. Please see note 15 for more information.
Restructuring Transaction
On the closing date of the Mergers, the Company and certain other entities entered into a Restructuring Agreement (the “Restructuring”) pursuant to which the Company’s direct and indirect ownership of general partner and limited partner interests in certain Oaktree Operating Group entities were transferred to newly-formed, indirect subsidiaries of Brookfield as of October 1, 2019. As a result, as of October 1, 2019, four of the six Oaktree Operating Group entities are no longer indirect subsidiaries of the Company. Accordingly, the Company’s condensed consolidated financial statements reflect its indirect economic interest in only two of the Oaktree Operating Group entities: (i) Oaktree Capital I, L.P. (“Oaktree Capital I”), which acts as or controls the general partner of certain Oaktree funds and which holds a majority of Oaktree’s investments in its funds and (ii) Oaktree Capital Management (Cayman), L.P. (“OCM Cayman”), which represents Oaktree’s non-U.S. fee business. As of October 1, 2019, the Company’s condensed consolidated financial statements no longer reflects any economic interests in the remaining four Oaktree Operating Group entities: (i) Oaktree Capital II, L.P. (“Oaktree Capital II”), which acts as or controls the general partner of certain Oaktree funds and which includes Oaktree’s investments in certain funds and other businesses, including Oaktree’s investment in DoubleLine Capital, L.P., (ii) OCM, an entity that serves as the U.S. registered investment adviser to most of the Oaktree funds, (iii) Oaktree Investment Holdings, L.P. (“Oaktree Investment Holdings”), which holds certain corporate investments in other entities and (iv) Oaktree AIF Investments, L.P. (“Oaktree AIF”), which primarily holds interests in certain Oaktree fund investments for regulatory and structuring purposes. As a consequence, the assets of Oaktree Capital II, OCM, Oaktree Investment Holdings and Oaktree AIF will no longer directly support the Company’s operations.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2020
($ in thousands, except where noted)
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
The Restructuring was a transfer of assets among entities under common control, since both the transferring and receiving entities are under control of OCGH. Accordingly, the assets and liabilities were removed at book value and the transfer did not result in a gain or loss to the Company. The deconsolidation of the Oaktree Operating Group entities whose interests were transferred in the Restructuring was accounted for prospectively and did not require a recast of the Company's historical financial information. On October 1, 2019, the deconsolidation of entities whose interests were transferred in the Restructuring resulted in decreases in total assets of $1.7 billion, total liabilities of $1.2 billion, and total unitholders capital of $0.5 billion. Additionally, as a result of the Restructuring, our consolidated results of operations for the three months ended March 31, 2020 reflect the activities for Oaktree Capital I and OCM Cayman, including their related funds and investment vehicles, and do not include the activities for the remaining four Oaktree Operating Group entities, including their related funds and investment vehicles. As a result of the Restructuring, our consolidated results of operations for the three months ended March 31, 2020 are not directly comparable to the three months ended March 31, 2019, which included the activities of all six Oaktree Operating Group entities.
These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 2, 2020.
Use of Estimates
The preparation of the condensed consolidated financial statements in accordance with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported amounts of income and expenses during the period then ended. Actual results could differ from these estimates.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2020
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
March 31, 2020
($ in thousands, except where noted)
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
March 31, 2020
($ in thousands, except where noted)
lives, which range from seven to 25 years, and are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable.
In connection with the Restructuring, the Company’s indirect subsidiaries that held most of the goodwill and all of the acquired intangibles were deconsolidated, and these assets are no longer reflected on the statement of financial condition subsequent to September 30, 2019.
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
Financial assets and liabilities measured and reported at fair value are classified as follows:
•Level I – Quoted unadjusted prices for identical instruments in active markets to which the  Company has access at the date of measurement. The types of investments in Level I include exchange-traded equities, debt and derivatives with quoted prices.
•Level II – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are directly or indirectly observable. Level II inputs include interest rates, yield curves, volatilities, prepayment risks, loss severities, credit risks and default rates. The types of investments in Level II generally include corporate bonds and loans, government and agency securities, less liquid and restricted equity investments, over-the-counter traded derivatives, debt obligations of consolidated CLOs, and other investments where the fair value is based on observable inputs.
•Level III – Valuations for which one or more significant inputs are unobservable. These inputs reflect the Company’s assessment of the assumptions that market participants use to value the investment based on the best available information. Level III inputs include prices of quoted securities in markets for which there are few transactions, less public information exists or prices vary among brokered market makers. The types of investments in Level III include non-publicly traded equity, debt, real estate and derivatives.
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
March 31, 2020
($ in thousands, except where noted)
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
Foreign Currency
The assets and liabilities of the Company’s foreign subsidiaries with non-U.S. dollar functional currencies are translated at exchange rates prevailing at the end of each reporting period. The results of foreign operations are translated at the weighted average exchange rate for each reporting period. Translation adjustments are included in other comprehensive income (loss) within the condensed consolidated statements of financial condition until realized. Gains and losses resulting from foreign-currency transactions are included in general and administrative expense.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2020
($ in thousands, except where noted)
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
The Company enters into derivatives as part of its overall risk management strategy or to facilitate its investment management activities. The Company manages its exposure to interest rate and foreign exchange market risks, when deemed appropriate, through the use of derivatives, including foreign currency forward and option contracts, interest-rate and cross currency swaps with financial counterparties. Risks associated with fluctuations in interest rates and foreign-currency exchange rates in the normal course of business are addressed as part of the Company’s overall risk management strategy that may result in the use of derivatives to economically hedge or reduce these exposures. From time to time, the Company may enter into (a) foreign-currency option and forward contracts to reduce earnings and cash-flow volatility associated with changes in foreign-currency exchange rates, and (b) interest-rate swaps to manage all or a portion of the interest-rate risk associated with its variable-rate borrowings. As a result of the use of these or other derivative contracts, the Company is exposed to the risk that counterparties will fail to fulfill their contractual obligations. The Company attempts to mitigate this counterparty risk by entering into derivative contracts only with major financial institutions that have investment-grade credit ratings. Counterparty credit risk is evaluated in determining the fair value of derivatives.
The Company recognizes all derivatives as assets or liabilities in its condensed consolidated statements of financial condition at fair value. In connection with its derivative activities, the Company generally enters into agreements subject to enforceable master netting arrangements that allow the Company to offset derivative assets and liabilities in the same currency by specific derivative type or, in the event of default by the counterparty, to offset derivative assets and liabilities with the same counterparty. While these derivatives are eligible to be offset in accordance with applicable accounting guidance, the Company has elected to present derivative assets and liabilities based on gross fair value in its condensed consolidated statements of financial condition.
When the Company enters into a derivative contract, it may or may not elect to designate the derivative as a hedging instrument and apply hedge accounting as part of its overall risk management strategy. In other situations, when a derivative does not qualify for hedge accounting or when the derivative and the hedged item are both recorded in current-period earnings and thus deemed to be economic hedges, hedge accounting is not applied. Freestanding derivatives are financial instruments that we enter into as part of our overall risk management strategy but do not utilize hedge accounting. These financial instruments may include foreign-currency exchange contracts, interest-rate swaps and other derivative contracts.
Derivatives that are designated as hedging instruments are classified as either a hedge of (a) a recognized asset or liability (“fair-value hedge”), (b) a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash-flow hedge”), or (c) a net investment in a foreign operation. For a fair-value hedge, the Company records changes in the fair value of the derivative and, to the extent that it is highly effective, changes in the fair value of the hedged asset or liability attributable to the hedged risk in current-period earnings in the same caption in the condensed consolidated statements of operations as the hedged item. Changes in the fair value of a derivative that is highly effective and is designated and qualifies as a cash-flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income (loss) until earnings are affected by the variability of cash flows of the hedged transaction. Any hedge ineffectiveness is recorded in current-period earnings. Changes in the fair value of derivatives designated as hedging instruments that are caused by factors other than changes in the risk being hedged are excluded from the assessment of hedge effectiveness and recognized in current-period earnings. For freestanding derivatives, changes in fair value are recorded in current-period earnings.
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
March 31, 2020
($ in thousands, except where noted)
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
Management Fees
Management fees are recognized over the period in which the investment management services are performed because customers simultaneously consume and receive benefits that are satisfied over time. The contractual terms of management fees generally vary by fund structure. For most closed-end funds, the management fee rate is applied against committed capital during the fund’s investment period and the lesser of total funded capital or cost basis of assets in the liquidation period. Certain closed-end funds pay management fees during the investment period based on drawn capital or cost basis. Additionally, for closed-end funds that pay

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2020
($ in thousands, except where noted)
management fees based on committed capital, the Company may elect to delay the start of the fund’s investment period and thus its full management fees, in which case it earns management fees based on drawn capital, and in certain cases outstanding borrowings under a fund-level credit facility made in lieu of drawing capital, until the Company elects to start the fund’s investment period. The Company’s right to receive management fees typically ends after 10 or 11 years from either the initial closing date or the start of the investment period, even if assets remain in the fund. In the case of CLOs, the management fee is based on the aggregate par value of collateral assets and principal cash, as defined in the applicable CLO indentures, and a portion of the management fees is dependent on the sufficiency of the particular vehicle’s cash flow. For open-end and evergreen funds, the management fee is generally based on the NAV of the fund. For the BDCs, the management fee is based on gross assets (including assets acquired with leverage), net of cash. In the case of certain open-end fund accounts, the Company has the potential to earn performance-based fees, typically in reference to a relevant benchmark index or hurdle rate, which are classified as management fees. The Company also earns quarterly incentive fees on the investment income from certain evergreen funds, such as the BDCs and other fund accounts, which are generally recurring in nature and reflected as management fees.
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
March 31, 2020
($ in thousands, except where noted)
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
Equity-based Compensation
Equity-based compensation expense reflects the non-cash charge associated with grants of Class A units, OCGH units, OCGH equity value units (“EVUs”), deferred equity units and other performance-based units, and is calculated based on the grant-date fair value of the unit award. A contemporaneous valuation report is utilized in determining fair value at the date of grant for OCGH unit awards. Prior to the Merger, each valuation report was based on the market price of the Class A units as well as other pertinent factors. A discount was then applied to the Class A unit market price to reflect the lack of marketability for equity-classified awards, if applicable. The determination of an appropriate discount for lack of marketability was based on a review of discounts on the sale of restricted shares of publicly-traded companies and multi-period put-based quantitative methods. Factors that influenced the size of the discount for lack of marketability applicable to OCGH units included (a) the estimated time it would take for an OCGH unitholder to exchange units into Class A units, (b) the volatility of the Company’s business and (c) thin trading of the Class A units. Each of these factors is subject to significant judgment. After the Merger, OCGH unit grants are valued based on a formula as described in note 15 under “Restated Exchange Agreement—Valuation” and reflect a discount for lack of marketability due to the post-vesting restrictions described in note 15. Factors that influence the formula-based valuation include the estimated time it would take for an OCGH unitholder to exchange units for value pursuant to the Restated Exchange Agreement and estimates of the Company’s future results, which are inputs to the valuation formula. Each of these factors is subject to significant judgment.
Equity-based awards that do not require future service (i.e., awards vested at grant) are expensed immediately. Equity-based awards that require future service are expensed on a straight-line basis over the requisite service period. Cash-settled equity-based awards are classified as liabilities and are remeasured at the end of each reporting period.
With respect to forfeitures, the Company made an accounting policy election to account for forfeitures when they occur in connection with accounting guidance adopted in the first quarter of 2017 on a modified retrospective basis. Accordingly, no forfeitures have been assumed in the calculation of compensation expense.
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
March 31, 2020
($ in thousands, except where noted)
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
In connection with the Restructuring, the Company's indirect subsidiaries that held the acquired intangibles and corporate aircraft were deconsolidated, and these assets are no longer reflected on the statement of financial condition after September 30, 2019.
Other Income (Expense), Net
Other income (expense), net represents non-operating income or expense items.
Income Taxes
The Company is a publicly traded partnership. Because it satisfies the qualifying income test, it is not required to be treated as a corporation for U.S. federal and state income tax purposes; rather it is taxed as a partnership. The Company currently holds interests in Oaktree Capital I, L.P. (a non-corporate entity that is not subject to U.S. federal corporate income tax) and Oaktree Capital Management (Cayman), L.P. (which holds subsidiaries that are taxable in non-U.S. jurisdictions).
Prior to the Restructuring on October 1, 2019, Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc., which were two of the Company’s Intermediate Holding Companies and wholly-owned corporate subsidiaries, were subject to U.S. federal and state income taxes. The remainder of the Company’s income was generally not subject to U.S. corporate-level taxation.
Upon the Restructuring, Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc. merged with and into newly formed, indirect subsidiaries of Brookfield, with those subsidiaries surviving the mergers. As a result, as of October 1, 2019, Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc. ceased to exist and the Company no longer includes on our financial statements economic interests in Oaktree Capital II, Oaktree Investment Holdings, OCM, and Oaktree AIF. All deferred tax balances related to these entities were deconsolidated as part of the Restructuring effective October 1, 2019.
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
The Company analyzes its tax filing positions for all open tax years in all of the U.S. federal, state, local and foreign tax jurisdictions where it is required to file income tax returns. If the Company determines that uncertainties in tax positions exist, a reserve is established. The Company recognizes accrued interest and penalties related to uncertain tax positions within income tax expense in the condensed consolidated statements of operations.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2020
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
The Oaktree funds are generally not subject to U.S. federal and state income taxes and, consequently, no income tax provision has been made in the accompanying condensed consolidated financial statements because individual partners are responsible for their proportionate share of the taxable income.
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
Foreign Currency
Investments denominated in non-U.S. currencies are recorded in the condensed consolidated financial statements after translation into U.S. dollars utilizing rates of exchange on the last business day of the period. Interest and dividend income is recorded net of foreign withholding taxes and calculated using the exchange rate in effect when the income is recognized. The effect of changes in exchange rates on assets and liabilities, income, and realized gains or losses is included as part of net realized gain (loss) on consolidated funds’ investments and net change in unrealized appreciation (depreciation) on consolidated funds’ investments in the condensed consolidated statements of operations.
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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2020
($ in thousands, except where noted)
Receivable for Investments Sold
Receivables for investments sold by the consolidated funds are recorded at net realizable value. Changes in net realizable value are reflected within net change in unrealized appreciation (depreciation) on consolidated funds’ investments and realizations are reflected within net realized gain on consolidated funds’ investments in the condensed consolidated statements of operations.
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
March 31, 2020
($ in thousands, except where noted)
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
Securities Sold Short
Securities sold short represent obligations of the consolidated funds to make a future delivery of a specific security and, correspondingly, create an obligation to purchase the security at prevailing market prices (or deliver the security, if owned by the consolidated funds) as of the delivery date. As a result, these short sales create the risk that the funds’ obligations to satisfy the delivery requirement may exceed the amount recorded in the accompanying condensed consolidated statements of financial condition.
Securities sold short are recorded at fair value, with the resulting change in value reflected as a component of net change in unrealized appreciation (depreciation) on consolidated funds’ investments in the condensed consolidated statements of operations. When the securities are delivered, any gain or loss is included in net realized gain on consolidated funds’ investments. The funds maintain cash deposits with prime brokers in order to cover their obligations on short sales. These amounts are included in due from brokers in the condensed consolidated statements of financial condition.
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
March 31, 2020
($ in thousands, except where noted)
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
March 31, 2020
($ in thousands, except where noted)
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
Recent Accounting Developments
In August 2018, the Financial Accounting Standards Board (“FASB”) issued guidance that changes the fair value measurement disclosure requirements. The amendments remove or modify certain disclosures, while adding others. The guidance was effective for the Company in the first quarter of 2020. The Company adopted this guidance and it did not have a material impact on the condensed consolidated financial statements.
In January 2017, the FASB issued guidance to simplify the accounting for goodwill impairments by eliminating step 2 of the goodwill impairment test. This step currently requires an entity to perform a hypothetical purchase price allocation to derive the implied fair value of goodwill. Under the new guidance, an impairment loss is recognized if the carrying value of a reporting unit exceeds its fair value. The impairment loss would equal the amount of that excess, limited to the total amount of goodwill. All other goodwill impairment guidance remains largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The guidance was effective for the Company in the first quarter of 2020 on a prospective basis. The Company adopted this guidance and it did not have a material impact on the condensed consolidated financial statements.
In June 2016, the FASB issued guidance that significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The revised credit loss guidance will replace the existing “incurred loss” model with an “expected loss” model for instruments measured at amortized cost, and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount, as is required with the current other-than-temporary impairment credit loss model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. The Company reviewed its condensed consolidated financial statements and determined that the amounts in scope were primarily related to short term receivables from Oaktree funds. The guidance was effective for the Company in the first quarter of 2020 and was adopted through a cumulative-effect adjustment to retained earnings as of January 1, 2020. The adoption of this guidance in the first quarter of 2020 did not have a material impact on the Company’s condensed consolidated financial statements. Upon adoption the Company recorded a cumulative-effect adjustment to retained earnings of $0.4 million in its condensed consolidated financial statements.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2020
($ in thousands, except where noted)
3. REVENUES
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
Revenues are affected by economic factors related to the asset class composition of the holdings and the contractual terms such as the basis for calculating the management fees and investors’ ability to redeem. For the three months ended March 31, 2020 and 2019, the Company recognized incentive income of $2.4 million and $96.5 million, respectively, substantially all of which related to closed-end funds. Management fees separated by fund structure and sub-advisory fees are set forth below.

	Three months ended March 31,
	2020	2019
Management Fees
Closed-end	$316	$109,375
Open-end	1,820	31,541
Evergreen	—	29,018
Sub-advisory fees	39,388	—
Total	$41,524	$169,934
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
The table below sets forth contract balances for the periods indicated:

	As of
	March 31, 2020	December 31, 2019

Receivables	$28,107	$65,346
Contract assets (1)	11,297	73,907

(1) The changes in the balances primarily related to accruals, net of payments received.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2020
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
Consolidated VIEs
As of March 31, 2020, the Company consolidated 21 VIEs for which it was the primary beneficiary, including 9 funds managed by Oaktree, 12 CLOs for which Oaktree serves as collateral manager. Two of the consolidated funds, Oaktree Enhanced Income Retention Holdings III, LLC and Oaktree CLO RR Holder, LLC, were formed to satisfy risk retention requirements under Section 15G of the Exchange Act. As of December 31, 2019, the Company consolidated 22 VIEs.
As of March 31, 2020, the assets and liabilities of the 21 consolidated VIEs representing funds and CLOs amounted to $7.0 billion and $5.9 billion, respectively. The assets of these consolidated VIEs primarily consisted of investments in debt and equity securities, while their liabilities primarily represented debt obligations issued by CLOs. The assets of these VIEs may be used only to settle obligations of the same VIE. In addition, there is no recourse to the Company for the VIEs’ liabilities. In exchange for managing either the funds’ or CLOs’ collateral, the Company typically earns management fees and may earn performance fees, all of which are eliminated in consolidation. As of March 31, 2020, the Company’s investments in consolidated VIEs had a carrying value of $471.6 million, which represented its maximum risk of loss as of that date. The Company’s investments in CLOs are generally subordinated to other interests in the CLOs and entitle the Company to receive a pro-rata portion of the residual cash flows, if any, from the CLOs. Please see note 10 for more information on CLO debt obligations.
Unconsolidated VIEs
The Company holds variable interests in certain VIEs in the form of direct equity interests that are not consolidated because it is not the primary beneficiary, inasmuch as its fee arrangements are considered at-market and it does not hold interests in those entities that are considered more than insignificant.
The carrying value of the Company’s investments in VIEs that were not consolidated are shown below.

	Carrying Value as of
	March 31, 2020	December 31, 2019

Corporate investments	$611,210	$693,090
Due from affiliates	4,840	87,524
Maximum exposure to loss	$616,050	$780,614

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2020
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
Corporate investments consisted of the following:

	As of
Corporate Investments	March 31, 2020	December 31, 2019

Equity-method investments:
Funds	$600,133	$670,348
Companies	3,983	3,855
Other investments, at fair value	29,736	34,934
Total corporate investments	$633,852	$709,137
The components of investment (loss) income are set forth below:

	Three months ended March 31,
Investment (Loss) Income	2020	2019

Equity-method investments:
Funds	$(105,634)	$39,320
Companies	128	17,111
Other investments, at fair value	(4,167)	5,719
Total investment (loss) income	$(109,673)	$62,150

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
Each reporting period, the Company evaluates each of its equity-method investments to determine if any are considered significant, as defined by the SEC. For the three months ended March 31, 2020, no individual equity-method investment met the significance criteria.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2020
($ in thousands, except where noted)
Summarized financial information of the Company’s equity-method investments is set forth below.

	Three months ended March 31,
Statements of Operations	2020	2019
Revenues / investment income	$197,281	$891,961
Interest expense	(16,170)	(70,857)
Other expenses	(120,974)	(361,900)
Net realized and unrealized gain (loss) on investments	(3,633,708)	1,005,147
Net income (loss)	$(3,573,571)	$1,464,351
Other Investments, at Fair Value
Other investments, at fair value primarily consist of (a) investments in certain Oaktree and non-Oaktree funds for which the fair value option of accounting has been elected and (b) derivatives utilized to hedge the Company’s exposure to investment income earned from its funds.
The following table summarizes net gains (losses) attributable to the Company’s other investments:

	Three months ended March 31,
	2020	2019

Realized gain	$87	$—
Net change in unrealized gain (loss)	(4,254)	5,719
Total gain (loss)	$(4,167)	$5,719

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2020
($ in thousands, except where noted)
Investments of Consolidated Funds
Investments, at Fair Value
Investments held and securities sold short by the consolidated funds are summarized below:

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
United States:
Debt securities:
Communication services	$414,411	$464,356	6.1%	6.4%
Consumer discretionary	395,933	508,701	5.9	6.9
Consumer staples	83,805	92,102	1.2	1.3
Energy	139,358	223,671	2.1	3.0
Financials	322,200	355,113	4.8	4.8
Health care	408,204	512,864	6.0	7.0
Industrials	515,056	563,920	7.6	7.7
Information technology	435,559	524,390	6.4	7.1
Materials	245,224	294,300	3.6	4.0
Real estate	188,440	204,933	2.8	2.8
Utilities	195,365	216,053	2.9	2.9
Total debt securities (cost: $3,898,370 and $3,981,956 as of March 31, 2020 and December 31, 2019, respectively)	3,343,555	3,960,403	49.4	53.9
Equity securities:
Communication services	96	312	0.0	0.0
Consumer discretionary	399	658	0.0	0.0
Energy	164	256	0.0	0.0
Financials	9	—	0.0	0.0
Utilities	99,856	130,671	1.5	1.8
Total equity securities (cost: $138,387 and $137,149 as of March 31, 2020 and December 31, 2019, respectively)	100,524	131,897	1.5	1.8
Real estate:
Real estate	269,404	230,741	4.0	3.1
Financials	3,048	—	0.0	0.0
Total real estate securities (cost: $272,433 and $230,741 as of March 31, 2020 and December 31, 2019, respectively)	272,452	230,741	4.0	3.1

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2020
($ in thousands, except where noted)

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Europe:
Debt securities:
Communication services	$438,481	$469,822	6.5%	6.4%
Consumer discretionary	541,908	659,001	8.0	9.0
Consumer staples	175,128	178,609	2.6	2.4
Energy	5,764	11,316	0.1	0.2
Financials	95,392	101,933	1.4	1.4
Health care	522,664	579,765	7.7	7.9
Industrials	313,784	362,120	4.6	4.9
Information technology	212,444	177,152	3.1	2.4
Materials	210,159	230,289	3.1	3.1
Real estate	97,655	96,315	1.4	1.3
Utilities	4,545	3,852	0.1	0.1
Total debt securities (cost: $3,051,994 and $2,876,531 as of March 31, 2020 and December 31, 2019, respectively)	2,617,924	2,870,174	38.6	39.0
Equity securities:
Consumer discretionary	46,181	94	0.7	0.0
Consumer staples	337	—	0.0	0.0
Health care	1,676	—	0.0	0.0
Industrials	189,717	—	2.8	0.0
Real estate	26,602	—	0.4	0.0
Total equity securities (cost: $264,908 and $1,227 as of March 31, 2020 and December 31, 2019, respectively)	264,513	94	3.9	0.0
Asia and other:
Debt securities:
Communication services	17,061	15,750	0.3	0.2
Consumer discretionary	31,759	40,073	0.5	0.5
Consumer staples	12,859	11,545	0.2	0.2
Energy	16,802	13,471	0.2	0.1
Financials	8,423	10,313	0.1	0.1
Government	—	917	0.0	0.0
Health care	6,342	8,923	0.1	0.1
Industrials	41,045	31,814	0.6	0.4
Information technology	2,532	5,639	0.0	0.1
Materials	5,219	5,604	0.1	0.1
Real estate	738	751	0.0	0.0
Utilities	12,398	20,300	0.2	0.3
Total debt securities (cost: $186,212 and $164,650 as of March 31, 2020 and December 31, 2019, respectively)	155,178	165,100	2.3	2.2

Total debt securities	6,116,657	6,995,677	90.6	95.1
Total equity securities	365,037	131,991	5.4	1.8
Total real estate	272,452	230,741	4.0	3.1
Total investments, at fair value	$6,754,146	$7,358,409	100.0%	100.0%
As of March 31, 2020 and December 31, 2019, no single issuer or investment had a fair value that exceeded 5% of Oaktree’s total consolidated net assets.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2020
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
The following table summarizes net gains (losses) from investment activities:

	Three months ended March 31,
	2020		2019
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Investments and other financial instruments	$(27,274)	$(895,927)	$(7,945)	$129,670
CLO liabilities (1)	—	593,054	—	(72,083)
Foreign-currency forward contracts (2)	(12,077)	(23,073)	2,126	(470)
Options and futures (2)	104	(121)	—	—
Total	$(39,247)	$(326,067)	$(5,819)	$57,117

(1) Represents the net change in the fair value of CLO liabilities based on the more observable fair value of CLO assets, as measured under the CLO measurement guidance. Please see note 2 for more information.
(2) Please see note 7 for additional information.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2020
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

	As of March 31, 2020				As of December 31, 2019
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
U.S. Treasury and other securities (1)	$8,611	$—	$—	$8,611	$9,232	$—	$—	$9,232
Corporate investments	—	3,066	25,683	28,749	—	4,717	30,311	35,028
Foreign-currency forward contracts (2)	—	3,295	—	3,295	—	—	—	—
Total assets	$8,611	$6,361	$25,683	$40,655	$9,232	$4,717	$30,311	$44,260

Liabilities
Foreign-currency forward contracts (3)	$—	$—	$—	$—	$—	$(1,703)	$—	$(1,703)

(1) Carrying value approximates fair value due to the short-term nature.
(2) Amounts are included in other assets in the condensed consolidated statements of financial condition.
(3) Amounts are included in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition, except for $94 as of December 31, 2019, which is included within corporate investments in the condensed consolidated statements of financial condition.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2020
($ in thousands, except where noted)
The table below sets forth a summary of changes in the fair value of Level III financial instruments:

	Three months ended March 31,
	2020		2019
	Corporate Investments	Contingent Liability	Corporate Investments	Contingent Liability

Beginning balance	$30,311	$—	$45,426	$(6,657)
Contributions or additions	1,790	—	—	—
Distributions	(2,459)	—	—	—
Net gain (loss) included in earnings	(3,959)	—	2,997	81
Ending balance	$25,683	$—	$48,423	$(6,576)

Net change in unrealized gains (losses) attributable to financial instruments still held at end of period	$(3,959)	$—	$2,997	$81
The table below sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the Company’s Level III financial instruments:

	Fair Value as of			Significant Unobservable Input
Financial Instrument	March 31, 2020	December 31, 2019	Valuation Technique		Range	Weighted Average

Corporate investment – Limited partnership interests	$25,683	$30,311	Market approach (value of underlying assets)	Not applicable	Not applicable	Not applicable

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2020
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

	As of March 31, 2020				As of December 31, 2019
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Investments:
Corporate debt – bank debt	$—	$4,893,169	$199,795	$5,092,964	$—	$5,911,523	$149,642	$6,061,165
Corporate debt – all other	—	881,413	142,280	1,023,693	—	903,246	31,266	934,512
Equities – common stock	379	96	364,231	364,706	552	345	130,437	131,334
Equities – preferred stock		—	331	331	—	—	657	657
Real estate	—	3,048	269,404	272,452	—	—	230,741	230,741
Total investments	379	5,777,726	976,041	6,754,146	552	6,815,114	542,743	7,358,409
Derivatives:
Foreign-currency forward contracts	—	7,892	—	7,892	27	6,863	—	6,890
Options and futures	—	726	—	726	—	—	—	—
Total derivatives (1)	—	8,618	—	8,618	27	6,863	—	6,890
Total assets	$379	$5,786,344	$976,041	$6,762,764	$579	$6,821,977	$542,743	$7,365,299

Liabilities
CLO debt obligations:
Senior secured notes	$—	$(5,126,069)	$—	$(5,126,069)	$—	$(5,613,846)	$—	$(5,613,846)
Subordinated notes	—	(104,536)	—	(104,536)	—	(154,153)	—	(154,153)
Total CLO debt obligations (2)	—	(5,230,605)	—	(5,230,605)	—	(5,767,999)	—	(5,767,999)
Derivatives:
Foreign-currency forward contracts	—	(27,353)	—	(27,353)	(202)	(2,349)	—	(2,551)
Options and futures	(122)	—	—	(122)	—	—	—	—
Total derivatives (3)	(122)	(27,353)	—	(27,475)	(202)	(2,349)	—	(2,551)
Total liabilities	$(122)	$(5,257,958)	$—	$(5,258,080)	$(202)	$(5,770,348)	$—	$(5,770,550)

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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2020
($ in thousands, except where noted)
The following tables set forth a summary of changes in the fair value of Level III investments:

	Corporate Debt – Bank Debt	Corporate Debt – All Other	Equities – Common Stock	Equities – Preferred Stock	Real Estate	Total
Three months ended March 31, 2020
Beginning balance	$77,736	$103,172	$130,437	$657	$230,741	$542,743
Transfers into Level III	117,176	53,522	33	—	—	170,731
Transfers out of Level III	(1,127)	(12,093)	—	—	—	(13,220)
Purchases	37,421	12,858	264,909	—	38,663	353,851
Sales	(174)	(3,014)	—	—	—	(3,188)
Realized losses, net	(3)	(58)	—	—	—	(61)
Unrealized depreciation, net	(31,234)	(12,107)	(31,148)	(326)	—	(74,815)
Ending balance	$199,795	$142,280	$364,231	$331	$269,404	$976,041
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$(23,552)	$(7,325)	$(3,868)	$(312)	$9,941	$(25,116)
Three months ended March 31, 2019
Beginning balance	$136,055	$185,378	$3,063	$1,426	$—	$325,922
Transfers into Level III	17,510	8,754	5,410	—	—	31,674
Transfers out of Level III	(33,820)	(6,280)	—	—	—	(40,100)
Purchases	7,097	17,158	—	—	—	24,255
Sales	(10,017)	(6,801)	(127)	—	—	(16,945)
Realized gains (losses), net	(9)	(361)	26	—	—	(344)
Unrealized appreciation (depreciation), net	(1,871)	3,353	(948)	56	—	590
Ending balance	$114,945	$201,201	$7,424	$1,482	$—	$325,052
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$(3,758)	$2,761	$(948)	$56	$—	$(1,889)
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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2020
($ in thousands, except where noted)
The following table sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the consolidated funds’ Level III investments as of March 31, 2020:

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (1)(2)	Range	Weighted Average (3)

Credit-oriented investments:
Consumer discretionary:	$15,395	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Financials:	118,178	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Health care:	24,000	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Real estate:	56,043	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	78,835	Recent transaction price (8)	Quoted prices	Not applicable	Not applicable
Other:	49,624	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Equity investments:
	99,630	Discounted cash flow (4)	Discount rate	6% – 8%	7%
	218,356	Recent transaction price (8)	Quoted prices	Not applicable	Not applicable
	46,576	Market approach (comparable companies) (6)	Earnings multiple (7)	5x - 7x	6x
Real estate investments:
	269,404	Recent transaction price (8)	Quoted prices	Not applicable	Not applicable
Total Level III investments	$976,041

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2020
($ in thousands, except where noted)
The following table sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the consolidated funds’ Level III investments as of December 31, 2019:

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (1)(2)	Range	Weighted Average (3)

Credit-oriented investments:
Consumer discretionary:	$16,836	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Financials:	17,274	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Health care:	26,863	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Real estate:	16,755	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	71,906	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
Other:	31,274	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Equity investments:
	130,341	Discounted cash flow (4)	Discount rate	6% – 8%	7%
	753	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Real estate-oriented:
	230,741	Recent transaction price (5)	Quoted prices	Not applicable	Not applicable
Total Level III investments	$542,743

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
During the three months ended March 31, 2020, the valuation technique for two Level III credit-oriented investment changed from a discounted cash flow to a market approach based on comparable companies due to the performance of the portfolio company. There were no changes in the valuation techniques for Level III securities for the three months ended March 31, 2019.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2020
($ in thousands, except where noted)
7. DERIVATIVES AND HEDGING
The fair value of freestanding derivatives consisted of the following:

	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
As of March 31, 2020
Foreign-currency forward contracts	$303,158	$3,295	$—	$—

As of December 31, 2019
Foreign-currency forward contracts	$—	$—	$(156,281)	$(1,703)
Realized and unrealized gains and losses arising from freestanding derivatives were recorded in the condensed consolidated statements of operations as follows:

	Three months ended March 31,
	2020	2019

Investment income	$1,356	$1,729
General and administrative expense (1)	4,317	2,104
Total	$5,673	$3,833

(1) To the extent that the Company’s freestanding derivatives are utilized to hedge its foreign-currency exposure to investment income and management fees earned from consolidated funds, the related hedged items are eliminated in consolidation, with the derivative impact (a positive number reflects a reduction in expenses) reflected in consolidated general and administrative expense.
There were no derivatives outstanding that were designated as hedging instruments for accounting purposes as of March 31, 2020 and December 31, 2019. Additionally, the Company had not designated any derivatives as fair-value hedges or hedges of net investments in foreign operations as of March 31, 2020 and December 31, 2019.

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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2020
($ in thousands, except where noted)
The fair value of derivatives held by the consolidated funds consisted of the following:

	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
As of March 31, 2020
Foreign-currency forward contracts	$298,233	$8,618	$(416,251)	$(27,353)
Options and futures	—	—	(5,509)	(122)
Total	$298,233	$8,618	$(421,760)	$(27,475)

As of December 31, 2019
Foreign-currency forward contracts	$166,917	$6,890	$(140,276)	$(2,551)

The impact of derivatives held by the consolidated funds in the consolidated statements of operations was as follows:

	Three months ended March 31,
	2020		2019
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Foreign-currency forward contracts	$(12,077)	$(23,073)	$2,126	$(470)
Options and futures	104	(121)	—	—
Total	$(11,973)	$(23,194)	$2,126	$(470)
Balance Sheet Offsetting
The Company recognizes all derivatives as assets or liabilities at fair value in its condensed consolidated statements of financial condition. In connection with its derivative activities, the Company generally enters into agreements subject to enforceable master netting arrangements that allow the Company to offset derivative assets and liabilities in the same currency by specific derivative type or, in the event of default by the counterparty, to offset derivative assets and liabilities with the same counterparty. While these derivatives are eligible to be offset in accordance with applicable accounting guidance, the Company has elected to present derivative assets and liabilities based on gross fair value in its condensed consolidated statements of financial condition. The table below sets forth the setoff rights and related arrangements associated with derivatives held by the Company. The “gross amounts not offset in statements of financial condition” columns represent derivatives that management has elected not to offset in the condensed consolidated statements of financial condition even though they are eligible to be offset in accordance with applicable accounting guidance.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2020
($ in thousands, except where noted)

	Gross and Net Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of March 31, 2020		Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Foreign-currency forward contracts	$3,295	$—	$—	$3,295
Derivative assets of consolidated funds:
Foreign-currency forward contracts	8,618	—	—	8,618
Total	$11,913	$—	$—	$11,913

Derivative Liabilities:
Derivative liabilities of consolidated funds:
Foreign-currency forward contracts	$(27,353)	$—	$—	$(27,353)
Options and futures	(122)	—	—	(122)
Total	$(27,475)	$—	$—	$(27,475)

	Gross and Net Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of December 31, 2019		Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Derivative assets of consolidated funds:
Foreign-currency forward contracts	$6,890	$—	$—	$6,890
Total	$6,890	$—	$—	$6,890

Derivative Liabilities:
Foreign-currency forward contracts	$(1,703)	$—	$—	$(1,703)
Derivative liabilities of consolidated funds:
Foreign-currency forward contracts	(2,551)	—	—	(2,551)
Total	$(4,254)	$—	$—	$(4,254)

8. FIXED ASSETS
Fixed assets, which consist of furniture and equipment, capitalized software, office leasehold improvements, and prior to the Restructuring, company-owned aircraft, are included in other assets in the condensed consolidated statements of financial position.
The following table sets forth the Company’s fixed assets and accumulated depreciation:

	As of
	March 31, 2020	December 31, 2019

Furniture, equipment and capitalized software	$9,312	$9,608
Leasehold improvements	24,597	25,764
Other	892	937
Fixed assets	34,801	36,309
Accumulated depreciation	(21,783)	(22,227)
Fixed assets, net	$13,018	$14,082

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2020
($ in thousands, except where noted)

9. GOODWILL AND INTANGIBLES
Goodwill represents the excess of cost over the fair value of identifiable net assets of acquired businesses. Goodwill has an indefinite useful life and is not amortized, but instead is tested for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or circumstances indicate that impairment may have occurred. As of March 31, 2020, the Company had determined there was no goodwill impairment. The carrying value of goodwill was $18.4 million as of March 31, 2020 and December 31, 2019.
As a result of the Restructuring, goodwill and intangible assets of $50.9 million and $301.7 million, respectively, were transferred as part of the deconsolidation of entities effective October 1, 2019. Amortization expense associated with the Company’s intangible assets was $0 and $4.2 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020 and December 31, 2019, there were no outstanding intangible asset balances.
Goodwill is included in other assets in the condensed consolidated statements of financial position.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2020
($ in thousands, except where noted)
10. DEBT OBLIGATIONS AND CREDIT FACILITIES
Prior to the Restructuring, the Company’s financial statements reflected debt and debt service of the entire Oaktree Operating Group. OCM, Oaktree Capital I, Oaktree Capital II and Oaktree AIF are co-obligors and jointly and severally liable for all debt obligations listed below, however, debt obligations are reflected in the condensed consolidated financial statements based upon the entity that actually made the borrowing and received the related proceeds. OCM has historically been the only direct borrower or issuer under credit agreements and private placement notes with third parties and made all payments of principal and interest. In connection with the Restructuring, debt obligations with a net carrying amount of $746.3 million related to OCM were transferred as part of the deconsolidation of entities effective October 1, 2019. Accordingly, the Company’s financial statements after the Restructuring generally will not reflect debt obligations, interest expense or related liabilities associated with its operating subsidiaries, until such time as Oaktree Capital I directly borrows or issues notes under such arrangements.
As of March 31, 2020, Oaktree Capital I is jointly and severally liable, along with its co-obligors, for the debt obligations listed below with an aggregate outstanding principal balance of $750 million. The Company’s maximum exposure to these debt obligations is set forth below:

	As of
	March 31, 2020	December 31, 2019

$250,000, 3.78%, issued in December 2017, payable on December 18, 2032	$250,000	$250,000
Credit facility, issued in March 2014, variable rate obligations payable on December 13, 2024 (1)	150,000	150,000
$50,000, 3.91%, issued in September 2014, payable on September 3, 2024	50,000	50,000
$100,000, 4.01%, issued in September 2014, payable on September 3, 2026	100,000	100,000
$100,000, 4.21%, issued in September 2014, payable on September 3, 2029	100,000	100,000
$100,000, 3.69%, issued in July 2016, payable on July 12, 2031	100,000	100,000
Total remaining principal	$750,000	$750,000

(1) On December 13, 2019, the credit facility was amended to among other things, increase the revolving loan commitment from $500 million to $650 million, provide for the refinancing of the then-outstanding $150 million term loan with revolving loans, extend the maturity date from March 29, 2023 to December 13, 2024, favorably update the commitment fee and interest rate in the corporate ratings-based pricing grid and increase the asset under management covenant threshold from $60 billion to $65 billion. Borrowings generally bear interest at a spread to either LIBOR or an alternative base rate. Based on the current credit ratings of OCM, the interest rate on borrowings is LIBOR plus 0.88% per annum and the commitment fee on the unused portions of the revolving credit facility is 0.08% per annum. The credit agreement contains customary financial covenants and restrictions, including ones regarding a maximum leverage ratio and a minimum required level of assets under management (as defined in the credit agreement, as amended above). As of March 31, 2020, OCM had $150 million outstanding under the revolving credit facility and the Company had no outstanding borrowings under the revolving credit facility. OCM and the Company were in compliance with all financial maintenance covenants associated with its senior notes and bank credit facility as of March 31, 2020 and December 31, 2019, respectively.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2020
($ in thousands, except where noted)
Credit Facilities of the Consolidated Funds
Certain consolidated funds may maintain revolving credit facilities that are secured by the assets of the fund or may issue senior variable rate notes to fund investments on a longer term basis, generally up to ten years. The obligations of the consolidated funds are nonrecourse to the Company.
The consolidated funds had the following debt obligations outstanding:

	Outstanding Amount as of		Facility Capacity	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)	Commitment Fee Rate	L/C Fee
Credit Agreement	March 31, 2020	December 31, 2019
Revolving credit facility	$75,961	$—	€120,000	1.99%	2.8	0.20%	1.50%
Senior variable rate notes	187,311	159,411	$187,311	2.77	7.1	N/A	N/A
Less: Debt issuance costs	(1,250)	(934)
Total debt obligations, net	$262,022	$158,477
As of March 31, 2020 and December 31, 2019, the consolidated funds had debt obligations with an aggregate outstanding principal balance of $263.3 million and $159.4 million, respectively. The fair value of the senior variable rate notes is a Level III valuation and aggregated $263.3 million and $159.1 million as of March 31, 2020 and December 31, 2019, respectively, using prices obtained from pricing vendors. Financial instruments that are valued using quoted prices for the security or similar securities are generally classified as Level III because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities, or may require adjustment for investment-specific factors or restrictions.
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
Debt Obligations of CLOs
Debt obligations of CLOs represent amounts due to holders of debt securities issued by the CLOs, as well as term loans of CLOs that had not priced as of period end. Outstanding debt obligations of CLOs were as follows:

	As of March 31, 2020			As of December 31, 2019
	Fair Value (1)	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)	Fair Value (1)	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)
Senior secured notes	$5,126,069	2.74%	10.5	$5,613,846	2.85%	8.6
Subordinated notes (2)	104,536	N/A	10.7	154,153	N/A	10.4
Total CLO debt obligations	$5,230,605			$5,767,999

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
The debt obligations of CLOs are nonrecourse to the Company and are backed by the investments held by the respective CLO. Assets of one CLO may not be used to satisfy the liabilities of another. As of March 31, 2020 and December 31, 2019, the fair value of CLO assets was $5.7 billion and $6.4 billion, respectively, and consisted of cash, corporate loans, corporate bonds and other securities.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2020
($ in thousands, except where noted)
As of March 31, 2020, future scheduled principal or par value payments with respect to the debt obligations of CLOs were as follows:

Remainder of 2020	$83,739
2021	—
2022	—
2023	—
2024	—
Thereafter	5,979,053
Total	$6,062,792

11. LEASES
The Company has operating leases related to office space and certain equipment with remaining lease terms expiring within one year through 2031, some of which include options to extend the leases for up to five years and some of which include options to terminate the leases within one year. As of March 31, 2020, there were no finance leases outstanding and no additional operating leases that have not yet commenced.
The components of lease expense included in general and administrative expense were as follows:

Three months ended March 31, 2020

Operating lease cost	$1,669
Sublease income	(97)
Total lease cost	$1,572
Supplemental cash flow information related to leases was as follows:

Three months ended March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$1,542
Weighted average remaining lease term for operating leases (in years)	10.4
Weighted average discount rate for operating leases	4.4%
As of March 31, 2020, maturities of operating lease liabilities were as follows:

Remainder of 2020	$4,545
2021	5,903
2022	5,276
2023	4,576
2024	3,998
Thereafter	27,238
Total lease payments	51,536
Less: imputed interest	(8,672)
Total operating lease liabilities	$42,864

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2020
($ in thousands, except where noted)
12. NON-CONTROLLING REDEEMABLE INTERESTS IN CONSOLIDATED FUNDS
The following table sets forth a summary of changes in the non-controlling redeemable interests in the consolidated funds. Dividends reinvested and in-kind contributions or distributions are non-cash in nature and have been presented on a gross basis in the table below.

	Three months ended March 31,
	2020	2019

Beginning balance	$866,222	$961,622
Initial consolidation of a fund	(3,708)	—
Contributions	463,547	80,653
Distributions	(128,811)	(62,641)
Net income	(176,100)	64,202
Change in distributions payable	1,544	2,759
Foreign currency translation and other	802	(5,611)
Ending balance	$1,023,496	$1,040,984

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
As of March 31, 2020 and December 31, 2019, OCGH units represented 61,106,900 of the total 159,783,940 Oaktree Operating Group units and 61,793,286 of the total 159,760,541 Oaktree Operating Group units, respectively. Based on total allocable capital of $990,341 and $1,301,066 as of March 31, 2020 and December 31, 2019, respectively, the OCGH non-controlling interest was $378,723 and $503,253. As of March 31, 2020 and December 31, 2019, there were no non-controlling interests attributable to third parties.
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
March 31, 2020
($ in thousands, except where noted)
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
March 31, 2020
($ in thousands, except where noted)
The following table sets forth a summary of net income attributable to the preferred unitholders, the OCGH non-controlling interest and the Class A common unitholders:

	Three months ended March 31,
	2020	2019
Weighted average Oaktree Operating Group units outstanding (in thousands):
OCGH non-controlling interest	61,770	85,474
Class A unitholders	98,014	71,632
Total weighted average units outstanding	159,784	157,106
Oaktree Operating Group net income (loss):
Net income attributable to preferred unitholders (1)	$6,829	$6,829
Net income (loss) attributable to OCGH non-controlling interest	(105,717)	65,472
Net income (loss) attributable to OCG Class A unitholders	(167,062)	54,866
Oaktree Operating Group net income (loss) (2)	$(265,950)	$127,167
Net income (loss) attributable to OCG Class A unitholders:
Oaktree Operating Group net income (loss) attributable to OCG Class A unitholders	$(167,062)	$54,866
Non-Operating Group (expense)	(666)	(3,644)
Income tax benefit (expense) of Intermediate Holding Companies	—	(3,968)
Net income (loss) attributable to OCG Class A unitholders	$(167,728)	$47,254

(1) Represents distributions declared, if any, on the preferred units.
(2) Oaktree Operating Group net income does not include amounts attributable to other non-controlling interests, which amounted to $0 and $642 for the three ended March 31, 2020 and 2019, respectively.
The change in the Company’s ownership interest in the Oaktree Operating Group is set forth below:

	Three months ended March 31,
	2020	2019

Net income (loss) attributable to OCG Class A unitholders	$(167,728)	$47,254
Equity reallocation between controlling and non-controlling interests	3,925	6,125
Change from net income attributable to OCG Class A unitholders and transfers from non-controlling interests	$(163,803)	$53,379
Please see notes 14, 15 and 16 for additional information regarding transactions that impacted unitholders’ capital.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2020
($ in thousands, except where noted)
14. EARNINGS PER UNIT
The computation of net income (loss) per Class A unit is set forth below:

	Three months ended March 31,
	2020	2019
Net income (loss) per Class A unit (basic and diluted):	(in thousands, except per unit amounts)

Net income (loss) attributable to OCG Class A unitholders	$(167,728)	$47,254
Weighted average number of Class A units outstanding (basic and diluted)	98,014	71,632
Basic and diluted net income (loss) per Class A unit	$(1.71)	$0.66
Prior to the Mergers, OCGH units could be exchanged on a one-for-one basis into Class A units, subject to certain restrictions. The exchange of these units would have proportionally increased the Company’s interest in the Oaktree Operating Group. However, as the restrictions set forth in the then-current exchange agreement were in place for each applicable reporting period, those units were not included in the computation of diluted earnings per unit for the three months ended March 31, 2020 and 2019. Subsequent to the Mergers, OCGH units are no longer exchangeable into Class A units.
A deferred equity unit represents a special unit award that, when vested, will be settled with an unvested OCGH unit on a one-for-one basis. The number of deferred equity units that will vest is based on the achievement of certain performance targets through June 2024. Once a performance target has been met, the applicable number of OCGH units will be issued and begin to vest over periods of up to 10.0 years. The holder of a deferred equity unit is not entitled to any distributions until the issuance of an OCGH unit in settlement of a deferred equity unit. As of or for the three months ended March 31, 2020 and 2019, no OCGH units were considered issuable under the terms of the arrangement; consequently, no contingently issuable units were included in the computation of diluted earnings per unit for those periods. Please see note 16 for more information.
Certain compensation arrangements include performance-based awards that could result in the issuance of OCGH units, which would vest over periods of four to ten years from date of issuance. As of and for the three months ended March 31, 2020 and 2019, no OCGH units were considered issuable under the terms of these arrangements; consequently, no contingently issuable units were included in the computation of diluted earnings per unit for those periods.
The Company had a contingent consideration liability that was payable in cash and fully-vested OCGH units. In May 2018, the contingent consideration arrangement was modified in respect of certain performance targets and payment terms. The new arrangement provided for contingent consideration payable in cash and Class A units. No Class A units or OCGH units were considered issuable under the terms of the arrangement as of or for the three months ended March 31, 2020 and 2019; consequently, no contingently issuable units were included in the computation of diluted earnings per unit for those periods. Please see note 18 for more information.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2020
($ in thousands, except where noted)
15. EQUITY-BASED COMPENSATION
Long-Term Incentive Plan Awards
In March 2020 the Company adopted the Oaktree Capital Group, LLC Long-Term Incentive Plan (the “LTIP”). The LTIP provides for the granting of cash-based incentive awards to senior executives, directors, officers, partners, employees, consultants and advisors of the Company and its affiliates. Awards may be denominated in U.S. dollars or other currencies determined by the LTIP’s plan administrator. The unvested value of each LTIP award adjusts over its vesting period to track the performance of a fund designated by the plan administrator or by the award recipient from investment options selected by the plan administrator. Investment options may include funds managed by Company affiliates or by third parties. Awards do not represent an actual interest in the funds whose performance they track. Such fund investments are purely nominal and solely for the purpose of calculating the value of an award on each vesting or payment date. Awards under the LTIP represent only a contractual right to receive a cash payment upon vesting from the Company or the affiliate that issued the award. Awards tracking the performance of funds that make periodic distributions to their investors may provide for award recipients to receive corresponding payments from the Company or the affiliate issuing the award, with the remaining unvested value of the award reduced to reflect the amount of each such payment. Each payment under an award is fully vested upon receipt. Awards denominated in currencies other than U.S. dollars which track the performance of U.S. dollar-denominated funds are nominally converted into U.S. dollars for performance tracking purposes, with amounts payable under the awards converted back into the original currency at a market rate at the time of each vesting payment. Certain recipients of awards denominated in currencies other than U.S. dollars which track the performance of U.S. dollar-denominated funds receive the option to hedge the value of their awards to a currency other than U.S. dollars. All such currency hedges are calculated on a purely hypothetical basis and do not represent a right to participate in actual currency hedging contracts.
During the three months ended March 31, 2020, the Company granted LTIP awards valued at $28.1 million to employees, partners and directors of the Company and its subsidiaries, subject to annual vesting over a weighted average period of approximately 4.5 years. As of March 31, 2020, the Company expected to recognize compensation expense on its unvested LTIP awards of $28.0 million, subject to adjustment based on future performance, over a weighted average period of 4.5 years. During the three months ended March 31, 2020, the Company recognized $0.1 million of compensation expense related to the LTIP, which was included in compensation and benefits expense in the condensed consolidated statement of operations.
Equity-Based Compensation
In December 2011, the Company adopted the 2011 Oaktree Capital Group, LLC Equity Incentive Plan (the “2011 Plan”). The 2011 Plan provides for the granting of options, unit appreciation rights, restricted unit awards, unit bonus awards, phantom equity awards or other unit-based awards to senior executives, directors, officers, certain employees, consultants, and advisors of the Company and its affiliates. As of March 31, 2020, a maximum of 23,983,692 units have been authorized to be awarded pursuant to the 2011 Plan, and 15,616,054 units (including 2,000,000 EVUs) have been awarded under the 2011 Plan. Each Class A and OCGH unit, when issued, represents an indirect interest in one Oaktree Operating Group unit. Total vested and unvested Converted OCGH Units, OCGH units and Class A units issued and outstanding were 159,783,940 as of March 31, 2020.
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
March 31, 2020
($ in thousands, except where noted)
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
Annual Limits
Exchanges of OCGH Units, other than Converted OCGH Units and Phantom Units, will be subject to certain annual caps and limitations as follows:
•Messrs. Howard Marks, Bruce Karsh, Jay Wintrob, John Frank, Sheldon Stone, Richard Masson and Larry Keele can, for the Open Period beginning in 2022, exchange up to 20% of the OCGH Units held by them collectively at the closing of the Mergers (or issued pursuant to agreements in place on March 19, 2019, or as agreed to by Brookfield). For each year thereafter, they will be able to exchange an additional 20% of such OCGH Units (subject to yearly caps and inclusive of any prior exchanges), such that they will be entitled to exchange 100% of their OCGH Units beginning during the Open Period in 2026 (subject to yearly caps and inclusive of any prior exchanges).
•Current employees other than those included in the group named in the preceding bullet can, for the Open Period beginning in 2022, sell up to 12.5% of the OCGH Units held by them collectively at the closing (or issued pursuant to agreements in place on March 13, 2019, or as agreed to by Brookfield). For each year thereafter, they will be able to exchange an additional 12.5% of such OCGH Units (subject to yearly caps and inclusive of any prior exchanges). They will be entitled to exchange 100% of their OCGH Units beginning during the Open Period in 2029 (subject to yearly caps).
•Brookfield is not obligated to permit Exchanges that, in the aggregate together with Exchanges requested by all other OCGH limited partners, exceed certain maximum amounts per year. These maximum amounts are: 20% of the exchangeable OCGH Units in calendar year 2022, 25% in 2023, 30% in 2024, and 35% in 2025 and each year thereafter.
•In the event that OCGH limited partners wish to sell or exchange units in excess of the maximum amount for a given year, OCGH will reallocate the exchangeable units among the OCGH limited partners in its sole discretion so that the amount exchanged does not exceed the maximum amount for such year.
With respect to Exchanges of Converted OCGH Units and Phantom Units, OCGH limited partners will not be entitled to exchange such units to the extent the aggregate exchange consideration payable in respect thereof, in

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2020
($ in thousands, except where noted)
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
OCGH Unit Awards
The Company did not grant any OCGH units during the three months ended March 31, 2020. As of March 31, 2020, the Company expected to recognize compensation expense on its unvested OCGH unit awards of $30.5 million over a weighted average period of 3.2 years. With respect to forfeitures, the Company made an accounting policy election to account for forfeitures when they occur. Accordingly, no forfeitures have been assumed in the calculation of compensation expense.
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
March 31, 2020
($ in thousands, except where noted)
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
A summary of the status of the Company’s unvested Converted OCGH units and other OCGH unit awards and changes for the period presented are set forth below (actual dollars per unit):

	Converted OCGH Units (1)		OCGH Units
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value

Balance as of December 31, 2019 (2)	731,241	$45.99	621,406	$39.49
Granted	—	—	—	—
Vested	(243,717)	45.48	(209,194)	39.27
Forfeited	—	—	—	—
Balance as of March 31, 2020	487,524	$46.24	412,212	$39.60

(1) Upon completion of the Merger, each unvested Class A Unit held by current, or in certain cases former, employees, officers and directors of Oaktree and its subsidiaries was converted into one unvested OCGH Unit (each, a “Converted OCGH Unit”) and thereafter became subject to the terms and conditions of the OCGH limited partnership agreement. The Converted OCGH Units (i) are subject to the same vesting terms that were applicable to such units prior to the completion of the Merger, (ii) are entitled to receive ongoing distributions in respect of earnings, but not capital distributions and (iii) upon vesting, receive the accumulated value of capital distributions that accrued while such units were unvested. However, in 2020 and 2021, Converted OCGH Units will be valued at $49.00 per unit, less the amount of any capital distributions received upon vesting.
(2) Effective with the Restructuring, compensation related to unvested equity awards granted for service provided by employees of OCM is no longer included in these condensed consolidated financial statements.

Equity Value Units
OCGH equity value units (“EVUs”) represent special limited partnership units in OCGH that entitle the holder the right to receive special distributions that will be settled in OCGH units, based on value created during a specified period in excess of a fixed “Base Value.” The value created is measured on a per unit basis, based on the appreciation of the OCGH units (before the Merger, the Class A units) and certain components of quarterly distributions with respect to OCGH units over the period beginning on January 1, 2015 and ending on each of December 31, 2019, December 31, 2020 and December 31, 2021, with one-third of the EVUs recapitalizing on each such date. As of March 31, 2020, the value created did not exceed the Base Value. EVUs also give the holder the right, subject to service vesting and Oaktree performance relative to the accreting Base Value, to receive certain quarterly distributions from OCGH. EVUs do not entitle the holder to any voting rights.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2020
($ in thousands, except where noted)
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
Certain EVUs provide the holder with liquidity rights in respect of the special distributions, if any, that will be settled in OCGH units. As of March 31, 2020, there were 2,000,000 vested EVUs outstanding. The fair value of EVUs was determined using a Monte Carlo simulation model. The fair value is affected by the Class A unit trading price and assumptions regarding certain complex and subjective variables, including the expected Class A unit trading price volatility, distributions and exercise timing, and the risk-free interest rate.
All of the outstanding EVUs were granted to an employee of OCM, accordingly, subsequent to the Restructuring, compensation expense related to these awards is no longer included in these condensed consolidated financial statements.
Deferred Equity Units
A deferred equity unit represents a special unit award that, when vested, will be settled with an unvested OCGH unit on a one-for-one basis. The number of deferred equity units that will vest is based on the achievement of certain performance targets measured through June 2024. Once a performance target has been met, the applicable number of OCGH units will be issued and begin to vest over periods of up to 10.0 years. The holder of a deferred equity unit is not entitled to any distributions until settled by the issuance of an OCGH unit. As of March 31, 2020, there were 767,498 deferred equity units outstanding, none of which were expected to vest. All of the outstanding deferred equity units were granted to employees of OCM, accordingly, subsequent to the Restructuring, compensation expense related to these awards is no longer included in these condensed consolidated financial statements.
16. INCOME TAXES AND RELATED PAYMENTS
The Company is a publicly traded partnership and currently holds interests in Oaktree Capital I, L.P. (a non-corporate entity that is not subject to U.S. federal and state corporate income tax) and Oaktree Capital Management (Cayman), L.P. (which holds subsidiaries that are taxable in non-U.S. jurisdictions).
Prior to the Restructuring on October 1, 2019, Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc., two of its Intermediate Holding Companies, were wholly-owned corporate subsidiaries. Income earned by these corporate subsidiaries were subject to U.S. federal and state income taxes during 2019. Income earned by non-corporate subsidiaries was not subject to U.S. federal corporate income tax and was allocated to the Oaktree Operating Group’s unitholders.
Upon the Restructuring, Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc. merged with and into newly formed, indirect subsidiaries of Brookfield, with those subsidiaries surviving the mergers. As a result, as of October 1, 2019, Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc. ceased to exist and the Company no longer includes on its financial statements economic interests in Oaktree Capital II, L.P., Oaktree Investment Holdings, L.P., Oaktree Capital Management, L.P., and Oaktree AIF Investments, L.P. All deferred tax balances related to these entities were deconsolidated as part of the Restructuring effective October 1, 2019.
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
March 31, 2020
($ in thousands, except where noted)
Exchange Agreement and Tax Receivable Agreement
Under the terms of an exchange agreement in effect prior to the Merger, each OCGH unitholder, subject to certain restrictions, including the approval of our board of directors, had the right to (or could have been required to) exchange his or her OCGH units for, at the option of the Company’s board of directors, Class A units, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value or any combination of the foregoing. These exchanges resulted in, increases in the tax basis of the tangible and intangible assets of the Oaktree Operating Group. These increases in tax basis have increased and will increase (for tax purposes) depreciation and amortization deductions and reduce gain on sales of assets, and therefore reduced the taxes of two Intermediate Holding Companies, Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc., that were our subsidiaries prior to the Merger.
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
Incentive Income
In addition to the incentive income recognized by the Company, certain of its funds have amounts recorded as potentially allocable to the Company as its share of potential future incentive income, based on each fund’s net asset value. Inasmuch as this incentive income is contingent upon future investment activity and other factors, it is not recognized by the Company as revenue until it is probable that a significant reversal will not occur. As of March 31, 2020 and December 31, 2019, respectively, the aggregate of such amounts recorded at the fund level in excess

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2020
($ in thousands, except where noted)
of incentive income recognized by the Company was $627,398 and $864,900, for which related direct incentive income compensation expense was estimated to be $334,720 and $462,684.
Contingent Liabilities
The Company had a contingent consideration obligation of up to $60.0 million related to the Highstar acquisition that was payable in cash and fully-vested OCGH units. The amount of contingent consideration was based on the achievement of certain performance targets over a period of up to seven years from the acquisition date of August 2014. In May 2018, the contingent consideration arrangement was modified in respect of certain performance targets and payment terms. The new arrangement provides for contingent consideration of up to $36.1 million, payable in cash and Class A units. The modification resulted in a $7.1 million reduction in the contingent consideration liability. As of March 31, 2020 and December 31, 2019, the fair value of the contingent liability was $0, while at March 31, 2019 the fair value of the contingent liability was $6.6 million. Changes in this liability resulted in a loss of $0.1 million for the three months ended March 31, 2019.
For periods prior to the Restructuring, the contingent consideration liability is included in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition and changes in the liability are recorded in general and administrative expense in the condensed consolidated statements of operations.
Commitments to Funds
As of March 31, 2020 and December 31, 2019, the Company, generally in its capacity as general partner, had undrawn capital commitments of $266.6 million and $237.3 million, respectively, including commitments to both unconsolidated and consolidated funds.
Investment Commitments of the Consolidated Funds
Certain of the consolidated funds are parties to credit arrangements that provide for the issuance of letters of credit and/or revolving loans, which may require the particular fund to extend loans to investee companies. The consolidated funds use the same investment criteria in making these commitments as they do for investments that are included in the condensed consolidated statements of financial condition. The unfunded liability associated with these credit arrangements is equal to the amount by which the contractual loan commitment exceeds the sum of funded debt and cash held in escrow, if any. As of March 31, 2020 and December 31, 2019, the consolidated funds had potential aggregate commitments of $1.3 million and $2.3 million, respectively. These commitments are expected to be funded by the funds’ cash balances, proceeds from asset sales or drawdowns against existing capital commitments.
A consolidated fund may agree to guarantee the repayment obligations of certain investee companies. As of March 31, 2020 and December 31, 2019, there were no guaranteed amounts under such arrangements.
Certain consolidated funds are investment companies that are required to disclose financial support provided or contractually required to be provided to any of their portfolio companies. During the three months ended March 31, 2020, the consolidated funds did not provide any financial support to portfolio companies.
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
March 31, 2020
($ in thousands, except where noted)
analysis. The carrying value of amounts due from affiliates approximated fair value due to their short-term nature or because their weighted average interest rate approximated the Company’s cost of debt.

	As of
	March 31, 2020	December 31, 2019
Due from affiliates:
Loans	$2,596	$2,596
Amounts due from unconsolidated funds	5,910	2,415
Management fees and incentive income due from unconsolidated funds	39,404	88,043
Payments made on behalf of unconsolidated entities	760	71,051
Non-interest bearing advances made to certain non-controlling interest holders and employees	413	84
Total due from affiliates	$49,083	$164,189
Due to affiliates:
Amounts due to unconsolidated entities	62,032	86,575
Amounts due to senior executives, certain non-controlling interest holders and employees	—	488
Total due to affiliates	$62,032	$87,063
Loans
Loans primarily consist of interest-bearing loans made to certain non-controlling interest holders, primarily certain employees, to meet tax obligations related to vesting of equity awards. The loans, which are generally recourse to the borrower or secured by vested equity and other collateral, typically bear interest at the Company’s cost of debt and generated interest income of $3 and $23 for the three months ended March 31, 2020 and 2019, respectively.
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
Revenues Earned From Oaktree Funds
Management fees and incentive income earned from unconsolidated Oaktree funds totaled $3.3 million and $242.8 million for the three months ended March 31, 2020 and 2019, respectively.
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
March 31, 2020
($ in thousands, except where noted)
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
OCM is responsible for the financial and other records that the Company is required to maintain and prepares, prints and disseminates reports to the Company’s unitholders and all other materials filed with the SEC. In addition, OCM assists the Company in overseeing the preparation and filing of the Company’s tax returns, and generally overseeing the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others.
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
For the three months ended March 31, 2020, the Company incurred administrative expenses of $0.2 million, which was included in “Due to affiliates” in the condensed consolidated statements of financial condition, reflecting the unpaid portion of administrative expenses and other reimbursable expenses payable to OCM. As of March 31, 2020 and December 31, 2019, $0.4 million and $0.2 million, respectively were included in “Due to affiliates” in the condensed consolidated statements of financial condition. No amount was incurred by the Company for the three months ended March 31, 2019.
Leases
OCM leases certain office space from affiliates of Brookfield. Rent expense associated with these leases was $1.4 million for the three months ended March 31, 2019. Effective with the Restructuring, OCM’s lease expense and obligations are no longer included in these condensed consolidated financial statements.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2020
($ in thousands, except where noted)
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
20. SUBSEQUENT EVENTS
Global Pandemic
The outbreak of infections caused by a novel coronavirus (“COVID-19”) has emerged as a serious threat to the health and economic wellbeing of the worldwide population and the overall economy. On March 11, 2020, the World Health Organization announced that infections of COVID-19 had become a global pandemic. As of May 11, 2020, the direct and indirect impacts that the COVID-19 pandemic and recent market volatility may have on the Company’s condensed consolidated financial statements are uncertain. The Company is unaware of any material risk to the stability of its condensed consolidated financial statements caused by these uncertainties or the materiality of any effect they may have on the Company’s business and operations.
Preferred Unit Distributions
A distribution of $0.414063 per Series A preferred unit will be paid on June 15, 2020 to Series A preferred unitholders of record at the close of business on June 1, 2020.
A distribution of $0.409375 per Series B preferred unit will be paid on June 15, 2020 to Series B preferred unitholders of record at the close of business on June 1, 2020.
Private Placement Notes
        On May 1, 2020, OCM received commitments from certain accredited investors to purchase $250 million of senior unsecured notes that bear a blended 3.68% fixed rate of interest and a weighted average maturity of 2031. The notes are guaranteed by Oaktree Capital I, a consolidated subsidiary of the Company, along with Oaktree Capital II and Oaktree AIF, as co-obligors. As OCM is the issuer of such senior notes, the outstanding principal and interest payments guaranteed by Oaktree Capital I will not be included in the Company’s financial statements unless an event of default occurs. The offering of such senior notes is subject to the execution of definitive documents and is expected to close on or before July 22, 2020.

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
Business Environment and Developments
As a global investment manager, Oaktree is affected by a wide range of factors, including the condition of the global economy and financial markets; the relative attractiveness of Oaktree’s investment strategies and investors’ demand for them; and regulatory or other governmental policies or actions. Global economic conditions can significantly impact the values of Oaktree’s and its funds’ investments and the ability to make new investments or sell existing investments for these funds. Historically, however, Oaktree’s diversified nature, of both its investment strategies and revenue mix, has generally allowed it to benefit from both strong and weak economic environments. Weak economies and the declining financial markets that typically accompany them tend to dampen revenues from asset-based management fees, investment realizations or price appreciation, but their prospect can present opportunities to raise relatively larger amounts of capital for certain strategies, especially distressed debt. Additionally, weak financial markets may also present more opportunities for funds to make investments at reduced prices. Conversely, strong financial markets generally increase the value of fund investments, which positions Oaktree, and us, for growth in management fees that are based on asset value, and typically create favorable exit opportunities that enhance the prospect for incentive income and fund-related realized investment income proceeds. Those same markets may delay or diminish opportunities to deploy capital and thus management fees from certain funds.
The outbreak of infections caused by a novel coronavirus (“COVID-19”) has emerged as a serious threat to the health and economic wellbeing of the worldwide population and the overall economy. On March 11, 2020, the World Health Organization announced that infections of COVID-19 had become a pandemic and on March 13, 2020 the President of the United States announced a national emergency relating to the disease. Actions intended to mitigate the spread of COVID-19 have caused a dramatic increase in unemployment and economic instability in the United States and in certain other regions in which Oaktree operates and created significant uncertainty and volatility in Oaktree’s business and its funds’ and their respective portfolio companies’ businesses.
Prolonged difficult market and economic conditions will adversely impact the valuations of Oaktree’s and its funds’ investments, particularly if the value of an investment is determined in whole or in part by reference to public equity, public debt, or private debt markets. However, while the market dislocation caused by COVID-19 will adversely impact the value of Oaktree’s and its funds’ investments, the increased volatility in the financial markets may also present attractive investment opportunities for certain Oaktree investment strategies. Currently, we are unaware of any material risk to the stability of our condensed consolidated financial statements caused by these uncertainties or the materiality of any effect they may have on our business and operations. Please see “Item 1A. Risk Factors—The outbreak of a novel strain of coronavirus disease (“COVID-19”) has significantly disrupted economic conditions and is adversely affecting our operations, business, financial performance and operating results and may continue to do so” in this quarterly report.
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
Restructuring Transaction
On the closing date of the Mergers, we and certain other entities entered into a Restructuring Agreement (the “Restructuring”) pursuant to which our direct and indirect ownership of general partner and limited partner interests in certain Oaktree Operating Group entities were transferred to newly-formed, indirect subsidiaries of Brookfield as of October 1, 2019. As a result, as of October 1, 2019, four of the six Oaktree Operating Group entities are no longer our indirect subsidiaries. Accordingly, our condensed consolidated financial statements will reflect our indirect economic interest in only two of the Oaktree Operating Group entities: (i) Oaktree Capital I, L.P. (“Oaktree Capital I”), which acts as or controls the general partner of certain Oaktree funds and which holds a majority of Oaktree’s investments in its funds and (ii) Oaktree Capital Management (Cayman), L.P. (“OCM Cayman”), which represents Oaktree’s non-U.S. fee business. As of October 1, 2019, our condensed consolidated financial statements will no longer reflect any economic interests in the remaining four Oaktree Operating Group entities: (i) Oaktree Capital II, L.P. (“Oaktree Capital II”), which acts as or controls the general partner of certain Oaktree funds and which includes Oaktree’s investments in certain funds and other businesses, including Oaktree’s investment in DoubleLine, (ii) Oaktree Capital Management, L.P. (“OCM”), an entity that serves as the U.S. registered investment adviser to most of the Oaktree funds, (iii) Oaktree Investment Holdings, L.P. (“Oaktree Investment Holdings”), which holds certain corporate investments in other entities and (iv) Oaktree AIF Investments, L.P. (“Oaktree AIF”), which primarily holds interests in certain Oaktree fund investments for regulatory and structuring purposes. As a consequence, the assets of Oaktree Capital II, OCM, Oaktree Investment Holdings and Oaktree AIF will no longer support our operations. Please see “Business—Organizational Structure” in our annual report for a diagram of our organizational structure after the Restructuring.
On October 1, 2019, the deconsolidation of entities whose interests were transferred in the Restructuring resulted in decreases in total assets of $1.7 billion, total liabilities of $1.2 billion, and total unitholders capital of $0.5 billion. Additionally, as a result of the Restructuring, our consolidated results of operations for the three months ended March 31, 2020 reflect the activities for only Oaktree Capital I and OCM Cayman, including their related funds and investment vehicles, and do not include the activities for the remaining four Oaktree Operating Group entities, including their related funds and investment vehicles. Accordingly, our consolidated results of operations for the three months ended March 31, 2020 are not directly comparable to the three months ended March 31, 2019, which included the activities of all six Oaktree Operating Group entities.

As a result of the Restructuring of our business, references to “Oaktree” in this quarterly report will generally refer to the collective business of the Oaktree Operating Group, of which we are a component.
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
Our consolidated revenues reflect the elimination of all management fees, incentive income and investment income earned related to consolidated Oaktree funds. Investment income is presented within the other income (loss) section of our condensed consolidated statements of operations. Please see “Business—Structure and Operation of Our Business—Structure of Funds” in our annual report for a detailed discussion of the structure of Oaktree funds.

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
Equity-based Compensation
Equity-based compensation expense reflects the non-cash charge associated with grants of Class A units, OCGH units, EVUs, deferred equity units and other performance-based units. Subsequent to the Restructuring, our consolidated operating results primarily include equity-based compensation expense related to employees of OCM Cayman.
Incentive Income Compensation
Incentive income compensation expense primarily reflects compensation directly related to incentive income, which generally consists of percentage interests (sometimes referred to as “points”) that are granted to Oaktree investment professionals associated with the particular fund that generated the incentive income, and secondarily, compensation directly related to investment income. There is no fixed percentage for the incentive income-related portion of this compensation, either by fund or strategy. In general, within a particular strategy more recent funds have a higher percentage of aggregate incentive income compensation expense than do older funds. The percentage that consolidated incentive income compensation expense represents of the particular period’s consolidated incentive income may not be meaningful because incentive income from consolidated funds is eliminated in consolidation, whereas no incentive income compensation expense is eliminated in consolidation, and, in periods prior to the adoption of the new revenue standard on January 1, 2018, the criteria for recognizing income and expense differed and thus may have resulted in timing differences. Subsequent to the Restructuring, our consolidated operating results primarily include incentive income compensation expense related to employees of OCM Cayman.
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
Other Income (Loss)
Interest Expense
Interest expense primarily reflects the interest expense of the consolidated funds, as well as the interest expense of Oaktree and its operating subsidiaries. Prior to the Restructuring, our financial statements reflected debt service of the entire Oaktree Operating Group. After the Restructuring since OCM has historically been the only direct borrower or issuer under credit agreements and private placement notes with third parties and made all payments of principal and interest, our financial statements generally will not reflect debt obligations, interest expense or related liabilities associated with our operating subsidiaries, until such time as Oaktree Capital I, one of our two remaining Oaktree Operating Group entities, directly borrows or issues notes under such arrangements.
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
Income Taxes
The Company is a publicly traded partnership. Because it satisfies the qualifying income test, it is not required to be treated as a corporation for U.S. federal and state income tax purposes; rather it is taxed as a partnership. The Company currently holds interests in Oaktree Capital I, L.P. (a non-corporate entity that is not subject to U.S. federal corporate income tax) and Oaktree Capital Management (Cayman), L.P. (which holds subsidiaries that are taxable in non-U.S. jurisdictions).
Prior to the Restructuring on October 1, 2019, Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc., which were two of the Company’s Intermediate Holding Companies and wholly-owned corporate subsidiaries, were subject to U.S. federal and state income taxes. The remainder of the Company’s income was generally not subject to U.S. corporate-level taxation.

Upon the Restructuring, Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc. merged with and into newly formed, indirect subsidiaries of Brookfield, with those subsidiaries surviving the mergers. As a result, as of October 1, 2019, Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc. ceased to exist and the Company no longer includes on our financial statements economic interests in Oaktree Capital II, Oaktree Investment Holdings, OCM, and Oaktree AIF. All deferred tax balances related to these entities were deconsolidated as part of the Restructuring effective October 1, 2019.
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
The Company analyzes its tax filing positions for all open tax years in all of the U.S. federal, state, local and foreign tax jurisdictions where it is required to file income tax returns. If the Company determines that uncertainties in tax positions exist, a reserve is established. The Company recognizes accrued interest and penalties related to uncertain tax positions within income tax expense in the condensed consolidated statements of operations.
Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining tax expense and in evaluating tax positions, including evaluating uncertainties. The Company reviews its tax positions quarterly and adjusts its tax balances as new information becomes available.
The Oaktree funds are generally not subject to U.S. federal and state income taxes and, consequently, no income tax provision has been made in the accompanying condensed consolidated financial statements because individual partners are responsible for their proportionate share of the taxable income.
Net Income Attributable to Non-controlling Interests
Net income attributable to non-controlling interests represents the ownership interests that third parties hold in entities that are consolidated in our financial statements. These interests fall into two categories:
•Net Income Attributable to Non-controlling Interests in Consolidated Funds. This category represents the economic interests of the unaffiliated investors in the consolidated funds, as well as the equity interests held by third-party investors in CLOs that had not yet priced as of the respective period end. Those interests are primarily driven by the investment performance of the consolidated funds. In comparison to net income, this measure excludes our operating results and other items solely attributable to the Company; and,
•Net Income Attributable to Non-controlling Interests in Consolidated Subsidiaries. This category primarily represents the economic interest in the Oaktree Operating Group owned by OCGH (“OCGH non-controlling interest”), as well as the economic interest in certain consolidated subsidiaries held by third parties. Prior to the Restructuring, this category included the OCGH non-controlling interest in all six Oaktree Operating Group entities; subsequent to the Restructuring, it includes only the OCGH non-controlling interest in Oaktree Capital I and OCM Cayman. The OCGH non-controlling interest is determined at the Oaktree Operating Group level based on the weighted average proportionate share of Oaktree Operating Group units held by the OCGH unitholders. Inasmuch as the number of outstanding Oaktree Operating Group units corresponds with the total number of outstanding Class A and OCGH units, changes in the economic interest held by the OCGH unitholders are driven by our additional issuances of Class A and OCGH units, as well as repurchases and forfeitures of, and exchanges between, Class A and OCGH units. Certain of our expenses, such as income tax and related administrative expenses of Oaktree Capital Group, LLC and its Intermediate Holding Companies, are solely attributable to the Class A unitholders. Please see note 13 to our condensed consolidated financial statements included elsewhere in this quarterly report for additional information on the economic interest in the Oaktree Operating Group owned by OCGH.
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

GAAP Consolidated Results of Operations
The following table sets forth our unaudited condensed consolidated statements of operations:

	Three months ended March 31,
	2020	2019
	(in thousands, except per unit data)
Revenues:
Management fees	$41,524	$169,934
Incentive income	2,395	96,481
Total revenues	43,919	266,415
Expenses:
Compensation and benefits	(32,459)	(114,523)
Equity-based compensation	(5,365)	(14,329)
Incentive income compensation	(426)	(52,300)
Total compensation and benefits expense	(38,250)	(181,152)
General and administrative	(6,506)	(47,603)
Depreciation and amortization	(452)	(6,564)
Consolidated fund expenses	(13,881)	(2,155)
Total expenses	(59,089)	(237,474)
Other income (loss):
Interest expense	(44,612)	(45,765)
Interest and dividend income	93,799	92,252
Net realized gain (loss) on consolidated funds’ investments	(39,247)	(5,819)
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	(326,067)	57,117
Investment income (loss)	(109,673)	62,150
Other income, net	52	22
Total other income	(425,748)	159,957
Income (loss) before income taxes	(440,918)	188,898
Income taxes	(1,798)	(4,498)
Net income (loss)	(442,716)	184,400
Less:
Net (income) loss attributable to non-controlling interests in consolidated funds	176,100	(64,202)
Net (income) loss attributable to non-controlling interests in consolidated subsidiaries	105,717	(66,115)
Net (income) loss attributable to OCG	(160,899)	54,083
Net income attributable to preferred unitholders	(6,829)	(6,829)
Net income (loss) attributable to OCG Class A unitholders	$(167,728)	$47,254

Distributions declared per Class A unit	$0.22	$0.75
Net income (loss) per Class A unit (basic and diluted):
Net income (loss) per Class A unit	$(1.71)	$0.66
Weighted average number of Class A units outstanding	98,014	71,632

First Quarter Ended March 31, 2020 Compared to the First Quarter Ended March 31, 2019
Revenues
Management Fees
Management fees decreased $128.4 million, or 75.6%, to $41.5 million for the first quarter of 2020, from $169.9 million for the first quarter of 2019. The decrease was primarily attributable to the impact of the Restructuring, which became effective on October 1, 2019.
Incentive Income
Incentive income decreased $94.1 million, or 97.5%, to $2.4 million for the first quarter of 2020, from $96.5 million for the first quarter of 2019. The decline in incentive income was primarily due to lower distributions from closed-end funds that were paying incentive income and the Restructuring. The first quarter of 2019 included $45.0 million from Oaktree Opportunities Fund VIII and $19.0 million from OCM Opportunities Fund VIIb.
Expenses
Compensation and Benefits
Compensation and benefits expense decreased $82.0 million, or 71.6%, to $32.5 million for the first quarter of 2020, from $114.5 million for the first quarter of 2019. The decline in compensation and benefits expense was primarily due to the Restructuring.
Equity-based Compensation
Equity-based compensation expense decreased $8.9 million, or 62.2%, to $5.4 million for the first quarter of 2020, from $14.3 million for the first quarter of 2019, primarily reflecting the impact of the Restructuring.
Incentive Income Compensation
Incentive income compensation expense decreased $51.9 million, or 99.2%, to $0.4 million for the first quarter of 2020, from $52.3 million for the first quarter of 2019, primarily reflecting the decrease in incentive income.
General and Administrative
General and administrative expense decreased $41.1 million, or 86.3%, to $6.5 million for the first quarter of 2020, from $47.6 million for the first quarter of 2019, primarily reflecting the impact of the Restructuring and costs incurred as part of the Mergers during the first quarter of 2019.
Depreciation and Amortization
Depreciation and amortization expense was $0.5 million and $6.6 million for the first quarter of 2020 and 2019, respectively. The decrease primarily reflected the impact of the Restructuring.
Consolidated Fund Expenses
Consolidated fund expenses increased $11.7 million, or 531.8%, to $13.9 million for the first quarter of 2020, from $2.2 million for the first quarter of 2019. The increase reflects the impact of general costs incurred by our consolidated funds during the first quarter of 2020.
Other Income (Loss)
Interest Expense
Interest expense decreased $1.2 million, or 2.6%, to $44.6 million for the first quarter of 2020, from $45.8 million for the first quarter of 2019. The decrease was primarily attributable to a decline in the underlying benchmark interest rates from the comparable 2019 period, offset by increased borrowings related to our CLO investments.
Interest and Dividend Income
Interest and dividend income increased $1.5 million, or 1.6%, to $93.8 million for the first quarter of 2020, from $92.3 million for the first quarter of 2019. The increase was primarily attributable to our consolidated funds.

Net Realized Gain (Loss) on Consolidated Funds’ Investments
Net realized gain (loss) on consolidated funds’ investments decreased $33.4 million, to a loss of $39.2 million for the first quarter of 2020, from a loss of $5.8 million for the first quarter of 2019. The decrease in our net realized gain (loss) reflects our consolidated funds’ performance in each period.
Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments decreased $383.2 million, to a loss of $326.1 million for the first quarter of 2020, from a gain of $57.1 million for the first quarter of 2019. Excluding the impact of the reversal of net realized gain (loss) on consolidated funds’ investments, the net change in unrealized appreciation (depreciation) on consolidated funds’ investments decreased $416.6 million, to a net loss of $365.3 million for the first quarter of 2020, from a net gain of $51.3 million for the first quarter of 2019, reflecting our consolidated funds’ performance in each period.
Investment Income (Loss)
Investment income decreased $171.9 million, or 276.4%, to a loss of $109.7 million for the first quarter of 2020, from income of $62.2 million for the first quarter of 2019. The decrease primarily reflected lower returns on our Credit and Real Assets investments for the first quarter of 2020.
Income Taxes
Income taxes decreased $2.7 million, or 60.0%, to $1.8 million for the first quarter of 2020, from $4.5 million for the first quarter of 2019. The decrease primarily reflected the deconsolidation of certain corporate taxable entities as part of the Restructuring. Please see the Income Taxes section of “—Understanding Our Results—Consolidation of Oaktree Funds” for details.
Net Income (Loss) Attributable to Non-controlling Interests in Consolidated Funds
Net income (loss) attributable to non-controlling interests in consolidated funds decreased $240.3 million, to a loss of $176.1 million for the first quarter of 2020, from income of $64.2 million for the first quarter of 2019. The decrease reflected our consolidated funds’ performance attributable to third-party investors in each period. These effects are described in more detail under “—Other Income (Loss)” above.
Net Income (Loss) Attributable to Oaktree Capital Group, LLC Class A Unitholders
Net income (loss) attributable to Oaktree Capital Group, LLC Class A unitholders decreased $215.0 million, or 454.5%, to a loss of $167.7 million for the first quarter of 2020, from income of $47.3 million for the first quarter of 2019, primarily reflecting our consolidated funds’ performance in each period and the Restructuring.

Operating Metrics
We monitor certain operating metrics that we believe provide important data regarding our business. These operating metrics include incentive-creating AUM, incentives created (fund level), and accrued incentives (fund level).
Incentive-creating AUM
Our incentive-creating AUM is set forth below and includes only incentive-creating AUM generated by our indirect subsidiaries, Oaktree Capital I and OCM Cayman for the periods ended March 31, 2020 and December 31, 2019. The portion of incentive-creating AUM generating incentives at the fund level was $13.4 billion as of March 31, 2020, $16.1 billion as of December 31, 2019 and $21.3 billion as of March 31, 2019. Incentive-creating AUM does not include undrawn capital commitments.

	As of
	March 31, 2020	December 31, 2019	March 31, 2019
Incentive-creating AUM:	(in millions)
Closed-end funds	$19,766	$21,530	$27,174
Evergreen funds	3,564	3,800	6,633
DoubleLine	—	—	606
Total	$23,330	$25,330	$34,413
First Quarter Ended March 31, 2020
Incentive-creating AUM decreased $2.0 billion, or 7.9%, to $23.3 billion as of March 31, 2020, from $25.3 billion as of December 31, 2019. This decrease reflected an aggregate decline of $3.8 billion attributable to market-value losses, inclusive of the impact of foreign currency fluctuations, partially offset by $1.7 billion of drawdowns and contributions in the first quarter of 2020.
Accrued Incentives (Fund Level) and Incentives Created (Fund Level)
Accrued incentives (fund level), gross and net of incentive income compensation expense, as well as changes in accrued incentives (fund level), are set forth below.

	As of or for the Three Months Ended March 31,
	2020	2019
Accrued Incentives (Fund Level):	(in thousands)
Beginning balance	$938,806	$1,722,120
Incentives created (fund level):
Closed-end funds	(230,216)	59,559
Evergreen funds	(4,890)	26,382
DoubleLine	—	2,051
Total incentives created (fund level)	(235,106)	87,992
Less: incentive income recognized by us	(65,002)	(385,208)
Ending balance	$638,698	$1,424,904
Accrued incentives (fund level), net of associated incentive income compensation expense	$299,561	$678,517
First Quarter Ended March 31, 2020
As of March 31, 2020 and 2019, the portion of net accrued incentives (fund level) represented by funds that were currently paying incentives was $67.8 million (or 23%) and $201.5 million (or 30%), respectively, with the remainder arising from funds that as of that date were not at the stage of their cash distribution waterfall where Oaktree was entitled to receive incentives, other than possibly tax-related distributions.

Incentives created (fund level) was ($235.1) million for the quarter ended March 31, 2020, primarily reflecting ($138.8) million from Credit funds and ($84.4) million from Private Equity funds.
As of March 31, 2020, $235.5 million, or 78.7%, of the net accrued incentives (fund level) was in evergreen or closed-end funds in their liquidation period. Please see “—Critical Accounting Policies—Fair Value of Financial Instruments” for a discussion of the fair-value hierarchy level established by GAAP.

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
The following table presents our unaudited condensed consolidating statement of financial condition:

	As of March 31, 2020
	Oaktree and Operating Subsidiaries	Consolidated Funds	Eliminations	Consolidated
	(in thousands)
Assets:
Cash and cash-equivalents	$236,865	$—	$—	$236,865
U.S. Treasury and other securities	8,611	—	—	8,611
Corporate investments	1,231,932	—	(598,080)	633,852
Deferred tax assets	1,996	—	—	1,996
Operating lease assets	37,105	—	—	37,105
Receivables and other assets	89,706	—	(2,360)	87,346
Assets of consolidated funds	—	7,607,186	—	7,607,186
Total assets	$1,606,215	$7,607,186	$(600,440)	$8,612,961
Liabilities and Capital:
Liabilities:
Accounts payable and accrued expenses	$91,248	$—	$1,368	$92,616
Due to affiliates	62,032	—	—	62,032
Operating lease liabilities	42,864	—	—	42,864
Liabilities of consolidated funds	—	6,072,430	(90,548)	5,981,882
Total liabilities	196,144	6,072,430	(89,180)	6,179,394
Non-controlling redeemable interests in consolidated funds	—	—	1,023,496	1,023,496
Capital:
Capital attributable to OCG preferred unitholders	400,584	—	—	400,584
Capital attributable to OCG Class A unitholders	630,764	315,759	(315,759)	630,764
Non-controlling interest in consolidated subsidiaries	378,723	195,501	(195,501)	378,723
Non-controlling interest in consolidated funds	—	1,023,496	(1,023,496)	—
Total capital	1,410,071	1,534,756	(1,534,756)	1,410,071
Total liabilities and capital	$1,606,215	$7,607,186	$(600,440)	$8,612,961

Corporate Investments

	As of
	March 31, 2020	December 31, 2019	March 31, 2019
	(in thousands)
Oaktree funds:
Credit (1)	$717,920	$932,445	$1,022,038
Private Equity	314,344	241,062	239,285
Real Assets	170,186	172,078	307,128
Listed Equities	19,550	28,846	83,524
Non-Oaktree	9,932	4,147	80,446
Total corporate investments – Oaktree and operating subsidiaries	1,231,932	1,378,578	1,732,421
Eliminations	(598,080)	(669,441)	(575,212)
Total corporate investments – Consolidated	$633,852	$709,137	$1,157,209

(1) Includes CLO investment fair value adjustments for GAAP reporting purposes.
Liquidity and Capital Resources
We manage our liquidity and capital requirements by focusing on our cash flows before the consolidation of Oaktree funds and the effect of normal changes in short-term assets and liabilities. Our primary cash flow activities on an unconsolidated basis involve (a) generating cash flow from operations, (b) generating income from investment activities, including strategic investments in certain third parties, (c) funding capital commitments that we have made to Oaktree funds in which we act as general partner, (d) funding our growth initiatives, (e) distributing cash flow to our Class A and OCGH unitholders, (f) borrowings, interest payments and repayments under credit agreements, our senior notes and other borrowing arrangements, and (g) issuances of, and distributions made on, our preferred units. As of March 31, 2020, the Company had $245.5 million of cash and U.S. Treasury and other securities and no outstanding debt. See the Future Sources and Uses of Liquidity section for additional details of Oaktree and its indirect subsidiaries financing activities in 2020.
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

Consolidated Cash Flows
The accompanying condensed consolidated statements of cash flows include our consolidated funds, despite the fact that we typically have only a minority economic interest in those funds. The assets of consolidated funds, on a gross basis, are larger than the assets of our business and, accordingly, have a substantial effect on the cash flows reflected in our condensed consolidated statements of cash flows. The primary cash flow activities of our consolidated funds involve:
•raising capital from third-party investors;
•using the capital provided by us and third-party investors to fund investments and operating expenses;
•financing certain investments with indebtedness;
•generating cash flows through the realization of investments, as well as the collection of interest and dividend income; and
•distributing net cash flows to fund investors and to us.
Because our consolidated funds are either treated as investment companies for accounting purposes or represent CLOs whose primary operations are investing activities, their investing cash flow amounts are included in our cash flows from operations. We believe that we and each of the consolidated funds has sufficient access to cash to fund our and their respective operations in the near term.
Significant amounts from our condensed consolidated statements of cash flows for the three months ended March 31, 2020 and 2019 are discussed below
Operating Activities
Operating activities used $400.6 million and $56.5 million of cash for the first three months of 2020 and 2019, respectively. These amounts principally reflected net income (loss), purchases of securities, net of non-cash adjustments, and net realized and unrealized (gain) loss from consolidated fund investments in each of the respective periods as well as net purchases of securities of the consolidated funds.
Investing Activities
Investing activities used $31.8 million and provided $151.8 million of cash for the first three months of 2020 and 2019, respectively. Net activity from purchases, maturities and sales of U.S. Treasury and other securities included net purchases of $0.1 million and net proceeds of $88.9 million for the first three months of 2020 and 2019, respectively. Corporate investments in funds and companies of $37.9 million and $8.6 million for the first three months of 2020 and 2019, respectively, consisted of the following:

	Three months ended March 31,
	2020	2019
	(in thousands)
Funds	$192,452	$29,216
Eliminated in consolidation	(154,533)	(20,623)
Total investments	$37,919	$8,593

Distributions and proceeds from corporate investments in funds and companies of $6.2 million and $74.5 million for the three months of 2020 and 2019, respectively, consisted of the following:

	Three months ended March 31,
	2020	2019
	(in thousands)
Funds	$78,279	$106,507
Eliminated in consolidation	(72,042)	(31,967)
Total proceeds	$6,237	$74,540

Purchases of fixed assets were $0.1 million and $3.1 million for the three months of 2020 and 2019, respectively.

Financing Activities
Financing activities provided $483.8 million and used $112.1 million of cash for the first three months of 2020 and 2019, respectively, and included: (a) net contributions from non-controlling interests of $336.3 million and $16.8 million; (b) distributions to unitholders of $41.9 million and $128.9 million; (c) capital contributions of $19.8 million and net unit purchases of $9.9 million; (d) proceeds from CLO debt obligations of $186.1 million and $75.9 million and repayments of $42.3 million and $65.2 million, and (e) payments of debt issuance costs of $1.2 million and $0.8 million. Additionally, the first three months of 2020 included borrowings of $75.4 million and repayments of $48.5 million related to consolidated funds.
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
In addition to our ongoing sources of cash that include management and sub-advisory fees, incentive income and distributions related to our corporate investments in funds and companies, we also have access to liquidity through our debt financings, credit agreements and equity financings. Prior to the Restructuring, our financial statements reflected debt and debt service of the entire Oaktree Operating Group, however, OCM has historically been the only direct borrower or issuer under credit agreements and private placement notes with third parties and made all payments of principal and interest. While certain Oaktree Operating Group entities (including Oaktree Capital I) are co-obligors and jointly and severally liable, debt obligations are reflected in the condensed consolidated financial statements based upon the entity that actually made the borrowing and received the related proceeds. Accordingly, our financial statements after the Restructuring generally will not reflect debt obligations, interest expense or related liabilities associated with our operating subsidiaries, until such time as Oaktree Capital I, one of our two remaining Oaktree Operating Group entities, directly borrows or issues notes under such arrangements.
We believe that the sources of liquidity described below will be sufficient to fund our working capital requirements for at least the next twelve months.
Debt Financings
On May 1, 2020, OCM received commitments from certain accredited investors to purchase $250 million of senior unsecured notes that bear a blended 3.68% fixed rate of interest and a weighted average maturity of 2031. The notes are guaranteed by Oaktree Capital I, a consolidated subsidiary of the Company, along with Oaktree Capital II and Oaktree AIF, as co-obligors. As OCM is the issuer of such senior notes, the outstanding principal and interest payments guaranteed by Oaktree Capital I will not be included in our financial statements unless an event of default occurs. The offering of such senior notes is subject to the execution of definitive documents and is expected to close on or before July 22, 2020.
        In December 2019, our former indirect subsidiaries OCM, Oaktree Capital II, Oaktree AIF, and our indirect subsidiary Oaktree Capital I (collectively, the “Borrowers”) entered into the Fifth Amendment to Credit Agreement (the “Fifth Amendment”), which amended the credit agreement dated as of March 31, 2014 (as amended through and including the Fifth Amendment, the “Credit Agreement”). The Fifth Amendment extended the maturity date of the Credit Agreement from March 29, 2023 to December 13, 2024, increased the revolving credit facility (the “Revolver”) from $500 million to $650 million, provided for the refinancing of the then-outstanding $150 million term loan balance with revolving loans, and provides the Borrowers with the option to extend the new maturity date by one year up to two times if the lenders holding at least 50% of the aggregate amount of the revolving loan commitment thereunder on the date of the Borrowers’ extension request consent to such extension. The Fifth Amendment also favorably updated the commitment fee and interest rate margins in the corporate ratings-based pricing grid, increased the AUM covenant threshold from $60 billion to $65 billion and made certain other amendments to the provisions of the Credit Agreement. Borrowings under the Credit Agreement generally bear interest at a spread to either LIBOR or an alternative base rate. Based on the current credit ratings of OCM, the interest rate on borrowings is LIBOR plus 0.88% per annum and the commitment fee on the unused portions of the Revolver is 0.08% per annum. The Credit Agreement contains customary financial covenants and restrictions, including (after giving effect to the Fifth Amendment) covenants regarding a maximum leverage ratio of 3.50x-to-1.00x and a minimum required level of assets under management (as defined in the credit agreement). As of March 31, 2020, OCM had $150 million of outstanding borrowings under the $650 million revolving credit facility.
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

Contractual Obligations, Commitments and Contingencies
In the ordinary course of business, we and our consolidated funds enter into contractual arrangements that may require future cash payments. The following table sets forth information related to anticipated future cash payments as of March 31, 2020:

	Remainder of 2020	2021-2022	2023-2024	Thereafter	Total
	(in thousands)
Oaktree and Operating Subsidiaries:
Operating lease obligations (1)	$4,545	$11,179	$8,574	$27,238	$51,536
Commitments to Oaktree and third-party funds (4)	266,581	—	—	—	266,581
Subtotal	271,126	11,179	8,574	27,238	318,117
Consolidated Funds:
Debt obligations payable (2)	75,961	—	61,971	125,340	263,272
Interest obligations on debt (3)	5,026	13,403	9,737	14,218	42,384
Debt obligations of CLOs (2)	83,739	—	—	5,979,053	6,062,792
Interest on debt obligations of CLOs (3)	118,682	314,391	314,391	944,419	1,691,883
Commitments to fund investments (5)	1,257	—	—	—	1,257
Total	$284,665	$327,794	$386,099	$7,063,030	$8,061,588

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
In some of our service contracts or management agreements, we have agreed to indemnify third-party service providers or separate account clients under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has neither been included in the above table nor recorded in our condensed consolidated financial statements as of March 31, 2020.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements. Please see note 17 to our condensed consolidated financial statements included elsewhere in this quarterly report for information on our commitments and contingencies.
Critical Accounting Policies
We prepare our condensed consolidated financial statements in accordance with GAAP. In applying many of these accounting principles, we need to make assumptions, estimates or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our condensed consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates or judgments, however, are both subjective and subject to change, and actual results may differ from our assumptions and estimates. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. We believe our critical accounting policies could potentially produce materially different results if we were to change underlying assumptions, estimates or judgments. For a summary of our significant accounting policies, please see the notes to our condensed consolidated financial statements included elsewhere in this quarterly report. For a summary of our critical accounting policies, please see “Management’s Discussion and Analysis of Financial Condition and Result of Operations—Critical Accounting Policies” in our annual report.

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
Price Risk
Impact on Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
As of March 31, 2020, we had investments, at fair value of $6.8 billion related to our consolidated funds, primarily consisting of investments held by our CLOs. We estimate that a 10% decline in market values would result in a decrease in unrealized appreciation (depreciation) on the consolidated funds’ investments of $675.4 million. Of this decline, approximately $278.5 million would impact net income and $172.2 million would impact net income attributable to OCG Class A unitholders, with the remainder attributable to non-controlling interests and third-party debt holders in our CLOs. The magnitude of the impact on net income is largely affected by the percentage of our equity ownership interest and levered nature of our CLO investments.
Impact on Management Fees (before consolidation of funds)
Management fees are generally assessed in the case of (a) our open-end and evergreen funds, based on NAV, and (b) our closed-end funds, based on committed capital, drawn capital or cost basis during the investment period and, during the liquidation period, based on the lesser of (i) the total funded committed capital or (ii) the cost basis of assets remaining in the fund. Management fees are affected by changes in market values to the extent they are based on NAV. For the three months ended March 31, 2020 and 2019, NAV-based management fees represented approximately 8% and 38%, respectively, of total management fees. Based on investments held as of March 31, 2020, we estimate that a 10% decline in market values of the investments held in our funds would result in an approximate $0.4 million decrease in the amount of quarterly management fees. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds or the timing of fund flows.
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
Impact on Investment Income (before consolidation of funds)
Investment income or loss arises from our pro-rata share of income or loss from our investments, generally in our capacity as general partner in our funds and as an investor in our CLOs and third-party managed funds or companies. This income is directly affected by changes in market risk factors. Based on investments held as of March 31, 2020, a 10% decline in fair values of the investments held in our funds and other holdings would result in a $237.4 million decrease in the amount of investment income. The estimated decline of $237.4 million is greater than 10% of the March 31, 2020 corporate investments balance primarily due to the levered nature of our CLO investments. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds, the timing of fund flows or the timing of new investments or realizations.
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
We estimate that for the three months ended March 31, 2020, without considering the impact of derivative instruments, corporate investments or consolidated funds, a 10% decline in the average exchange rate of the U.S. dollar would have resulted in the following approximate effects on our operating results:
•our management fees (relating to (a) and (b) above) would have increased by $4.4 million;
•our operating expenses would have increased by $4.6 million;
•OCGH interest in net income of consolidated subsidiaries would have decreased by $0.8 million; and
•our income tax expense would have decreased by $0.3 million.
These movements would have increased our net income attributable to OCG Class A unitholders by $1.0 million.
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
Interest-rate Risk
As of March 31, 2020, the Company and its operating subsidiaries had no debt obligations outstanding under the three senior notes issuances and revolving credit facility in its condensed consolidated statements of financial condition for which it is jointly and severally liable. Each senior notes issuance accrues interest at a fixed rate. The revolving credit facility accrues interest at a variable rate. Of the $0.2 billion of aggregate cash and U.S. Treasury and other securities as of March 31, 2020, we estimate that the Company and its operating subsidiaries would generate an additional $2.5 million in interest income on an annualized basis as a result of a 100-basis point increase in interest rates.
Our consolidated funds have debt obligations, most of which accrue interest at variable rates. Changes in these rates would affect the amount of interest payments that our funds would have to make, impacting future earnings and cash flows. As of March 31, 2020, the consolidated funds had $6.3 billion of principal or par value, as applicable, outstanding under these debt obligations. We estimate that interest expense relating to variable-rate debt would increase on an annualized basis by $61.1 million in the event interest rates were to increase by 100 basis points.
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
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, please see the information under “Risk Factors” in our annual report. Other than the update below, there have been no material changes to the risk factors disclosed in our annual report.
The risks described in our annual report and in this quarterly report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.
The outbreak of a novel strain of coronavirus disease (“COVID-19”) has significantly disrupted economic conditions and is adversely affecting our operations, business, financial performance and operating results and may continue to do so.
The outbreak of infections caused by a novel coronavirus (“COVID-19”) has emerged as a serious threat to the health and economic wellbeing of the worldwide population and the overall economy. On March 11, 2020, the World Health Organization announced that infections of COVID-19 had become a pandemic and on March 13, 2020 the President of the United States announced a national emergency relating to the disease. Since the beginning of the outbreak, many local, state, regional and national governments around the world have taken dramatic action including ordering all non-essential workers to stay home, mandating the closure of schools and non-essential business premises and imposing isolation measures on large portions of their populations. These measures are intended to protect human life but have had serious adverse impacts on domestic and foreign economies, and the severity and duration of these impacts are highly uncertain. The effectiveness of economic stabilization efforts, including proposed government payments to affected citizens and industries, is also uncertain, and many economists are predicting extended local or global recessions.
Actions intended to mitigate the spread of COVID-19 have caused a dramatic increase in unemployment and economic instability in the United States and in certain other regions in which we operate and created significant uncertainty and volatility in our business and our funds’ and their respective portfolio companies’ businesses. Although it is impossible to predict with certainty the potential full magnitude of the business and economic ramifications, COVID-19 has impacted, and may further impact, our and our funds’ business, result of operations and financial condition in various ways, including but not limited to:
•Difficult market and economic conditions may adversely impact the valuations of our and our funds’ investments, particularly if the value of an investment is determined in whole or in part by reference to public equity markets;
•Limitations on travel and social distancing requirements implemented in response to COVID-19 may challenge our ability to market new or successor funds as anticipated prior to COVID-19, resulting in less or delayed revenues. In addition, fund investors may become limited by their asset allocation policies to invest in new or successor funds that we provide, because these policies often restrict the amount that they are permitted to invest in alternative assets like the strategies of our investment funds in light of the recent decline in public equity markets;
•Limitations on travel and social distancing requirements may also impact the investment operations of our funds, as our investment professionals may be unable to visit properties or other physical assets owned by our funds and may be limited in their ability to perform in-person due diligence for new investment opportunities;
•While the market dislocation caused by COVID-19 may present attractive investment opportunities, increased volatility in the financial markets may limit our ability to complete those investments;

•If the impact of COVID-19 continues, we and our funds may have more limited opportunities to successfully exit existing investments, due to, among other reasons, lower valuations, decreased revenues and earnings, lack of potential buyers with financial resources to pursue an acquisition or limited or no ability to conduct initial public offerings in equity capital markets, resulting in a reduced ability to realize value from such investments;
•Our portfolio companies are facing and may face in the future increased credit and liquidity risk due to volatility in financial markets, reduced revenue streams and limited or higher cost of access to preferred sources of funding, which may result in potential impairment of our or our funds’ equity investments. Changes in the debt financing markets may impact the ability of our portfolio companies to meet their respective financial obligations. We and our funds may experience similar difficulties, and certain funds have been forced to sell securities acquired with leverage when the value of those securities decreased substantially;
•Borrowers under loans, notes and other credit instruments in our credit funds’ portfolio may be unable to meet their principal or interest payment obligations or satisfy financial covenants, and tenants leasing real estate properties owned by our funds may not be able to pay rents in a timely manner or at all, resulting in a decrease in the value of our funds’ credit and real estate investments and lower than expected returns. In addition, for variable interest instruments, lower reference rates resulting from government stimulus programs in response to COVID-19 could lead to lower interest income for our credit funds;
•Many of our portfolio companies operate in industries that are materially impacted by COVID-19, including but not limited to the travel, hospitality, energy, finance and real estate industries. Many of these companies are facing operational and financial hardships resulting from the spread of COVID-19 and related governmental measures, such as the closure of company facilities, restrictions on travel, quarantines and stay-at-home orders. If the disruptions caused by COVID-19 continue and the restrictions put in place are not lifted, the businesses of these portfolio companies will suffer, and they could become insolvent, all of which may decrease the value of our funds’ investments;
•While we have transitioned substantially all of our employees to a remote work environment in an effort to mitigate the spread of COVID-19, an extended duration for these remote working arrangements and the continued spread of COVID-19 may negatively impact the ability of our and OCM’s key personnel to conduct our business and in turn negatively impact the business and operations of our funds;
•Our transition to remote working has also increased our vulnerability to risks related to our computer and communications hardware and software systems and exacerbated certain related risks, including risks of phishing and other cybersecurity attacks. See “Item 1A. Risk Factors—Risks Related to our Business— Failure to maintain the security of our information and technology networks, including personally identifiable and client information, intellectual property and proprietary business information could have a material adverse effect on us.” in our annual report; and
•COVID-19 presents a significant threat to our employees’ well-being and morale. While we have implemented a business continuity plan to protect the health of our employees and have contingency plans in place for our and OCM’s key employees or executive officers who may become sick or otherwise unable to perform their duties for an extended period of time, such plans cannot anticipate all scenarios, and we may experience a loss of productivity or a delay in the rollout of certain strategic plans.
We are continuing to monitor the spread of COVID-19 and related risks, including risks related to efforts to mitigate the disease’s spread, although the rapid development and fluidity of the situation precludes any prediction as to its ultimate impact on us. However, if the spread and related mitigation efforts continue, the impact could grow and our business, financial condition, results of operations and cash flows could be materially adversely affected. A prolonged widespread epidemic, or the perception that such an epidemic may continue to reoccur, could adversely impact global economies and financial markets, resulting in an economic downturn that may impact our or our funds’ business. See “Item 1A. Risk Factors—Risks Related to Our Business—Our business is materially affected by conditions in the global financial markets and economies, and any disruption or deterioration in these conditions could materially reduce our revenues, earnings and cash flow and adversely affect our overall performance, ability to raise or deploy capital, financial prospects and condition and liquidity position” in our annual report. Already, the COVID-19 outbreak has begun to negatively impact our and our funds’ operations and revenue. We expect the effects to become more acute over the next few months. We believe COVID-19’s impact on our business, results of operations and financial condition will be significantly driven by a number of factors that we are unable to predict or control, including, for example: the severity and duration of the pandemic; the pandemic’s impact on the U.S. and global economies; the timing, scope and effectiveness of additional governmental responses to the pandemic; the timing and speed of economic recovery, including the availability of a treatment or vaccination for COVID-19; the impact of the pandemic and measures taken in response to it on overall supply and demand, goods and services, investor liquidity and liquidity in the financial markets, consumer confidence and levels of economic activity and the extent of disruption to important global, regional and local supply chains and economic markets; and the negative impact on our fund investors, vendors and other business partners that may indirectly adversely affect us. Any of the foregoing factors, and other cascading effects of the COVID-19 pandemic, could further impact our business, results of operations and financial condition, including by materially increasing our costs. The duration of any such impacts cannot be predicted and such impacts may also have the effect of heightening many of the other risks previously disclosed in our annual report under the heading “Item 1A. Risk Factors”.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

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
Date: May 11, 2020

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

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). †

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). †

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

† Furnished herewith