Form 10-Q
period 2020-06-30
Oaktree Capital Group, LLC
filed 2020-08-07
CIK 1403528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
FORM 10-Q
________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2020
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of August 5, 2020, there were 98,677,040 Class A units and 61,385,410 Class B units of the registrant outstanding.

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
In addition to factors previously disclosed in Oaktree Capital Group, LLC’s (“OCG”) reports filed with securities regulators in the United States and those identified elsewhere in this quarterly report, the following factors, among others, could cause actual results to differ materially from forward-looking statements and information or historical performance: course and severity of the COVID-19 pandemic and its direct and indirect business impacts; business disruptions resulting from the completion of the merger between an affiliate of Brookfield Asset Management Inc. and OCG that closed on September 30, 2019 that will harm OCG’s business, including current plans and operations; potential adverse reactions or changes to business relationships resulting from the completion of the merger; certain legal or regulatory restrictions resulting from the completion of the merger that may impact OCG’s ability to pursue certain business opportunities or strategic transactions; the ability of OCG to retain and hire key personnel; the continued availability of capital and financing following the merger; the business, economic and political conditions in the markets in which OCG operates; changes in OCG’s anticipated revenue and income, which are inherently volatile; changes in the value of OCG’s investments; the termination or amendment (including fee amendments) of certain service or sub-advisory agreements that generate revenues for OCG that are between OCG and its subsidiaries on the one hand and certain affiliates of OCG on the other hand; the pace of OCG’s raising of new funds; changes in assets under management; the timing and receipt of, and impact of taxes on, carried interest; distributions from and liquidation of OCG’s existing funds; the amount and timing of distributions on OCG’s preferred units; changes in OCG’s operating or other expenses; the degree to which OCG encounters competition; and general political, economic and market conditions.
Any forward-looking statements and information speak only as of the date of this quarterly report or as of the date they were made, and except as required by law, OCG does not undertake any obligation to update forward-looking statements and information. For a more detailed discussion of these factors, also see the information under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in OCG’s most recent report on Form 10-K for the year ended December 31, 2019 (our “annual report”), in OCG’s report on Form 10-Q for the quarter ended March 31, 2020; and in this quarterly report, and in each case any material updates to these factors contained in any of OCG’s future filings.
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
“assets under management,” or “AUM,” generally refers to the assets Oaktree manages and equals the NAV (as defined below) of the assets Oaktree manages, the leverage on which management fees are charged, the undrawn capital that Oaktree is entitled to call from investors in the funds pursuant to their capital commitments, investment proceeds held in trust for use in investment activities and Oaktree’s pro rata portion of AUM managed by DoubleLine Capital LP and its affiliates (“DoubleLine”), in which Oaktree holds a minority ownership interest. For Oaktree’s collateralized loan obligation vehicles (“CLOs”), AUM represents the aggregate par value of collateral assets and principal cash, and for Oaktree’s BDCs, gross assets (including assets acquired with leverage), net of cash, for Oaktree’s special purpose acquisition companies, the proceeds of any initial public offering held in trust for use in a business combination, and for DoubleLine funds, NAV. Oaktree’s AUM amounts include AUM for which Oaktree charges no management fees. Oaktree’s definition of AUM is not based on any definition contained in our operating agreement or the agreements governing the funds that Oaktree manages. Oaktree’s calculation of AUM and the AUM-related metric described below may not be directly comparable to the AUM metrics of other investment managers.
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
“senior executives” refers collectively to Howard S. Marks, Bruce A. Karsh, Jay S. Wintrob, John B. Frank and Sheldon M. Stone.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Financial Condition (Unaudited)
($ in thousands)

	As of
	June 30, 2020	December 31, 2019
Assets
Cash and cash-equivalents	$245,105	$323,550
U.S. Treasury and other securities	67,003	9,232
Corporate investments (includes $36,009 and $34,934 measured at fair value as of June 30, 2020 and December 31, 2019, respectively)	850,085	709,137
Due from affiliates	59,955	164,189
Deferred tax assets	2,990	3,096
Right-of-use assets	37,824	39,702
Other assets	42,258	41,198
Assets of consolidated funds:
Cash and cash-equivalents	547,455	518,243
Investments, at fair value	6,634,365	7,358,409
Dividends and interest receivable	26,098	25,058
Receivable for securities sold	90,385	58,622
Derivative assets, at fair value	452	6,890
Other assets, net	19,555	7,436
Total assets	$8,623,530	$9,264,762
Liabilities and Unitholders’ Capital
Liabilities:
Accrued compensation expense	$98,965	$130,818
Accounts payable, accrued expenses and other liabilities	12,693	11,316
Due to affiliates	62,581	87,063
Debt obligations (Note 10)	—	—
Operating lease liabilities	43,609	45,793
Liabilities of consolidated funds:
Accounts payable, accrued expenses and other liabilities	66,698	89,937
Payables for securities purchased	362,310	367,983
Derivative liabilities, at fair value	452	2,551
Distributions payable	46	34,434
Borrowings under credit facilities	—	158,477
Debt obligations of CLOs	6,003,867	5,767,999
Total liabilities	6,651,221	6,696,371
Commitments and contingencies (Note 17)
Non-controlling redeemable interests in consolidated funds	391,291	866,222
Unitholders’ capital:
Series A preferred units, 7,200,000 units issued and outstanding as of June 30, 2020 and December 31, 2019	173,669	173,669
Series B preferred units, 9,400,000 units issued and outstanding as of June 30, 2020 and December 31, 2019	226,915	226,915
Class A units, no par value, unlimited units authorized, 98,677,040 and 97,967,255 units issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	—	—
Class B units, no par value, unlimited units authorized, 61,386,393 and 61,793,286 units issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	—	—
Paid-in capital	777,686	750,299
Retained earnings (accumulated deficit)	(36,469)	51,534
Accumulated other comprehensive loss	(6,529)	(3,501)
Unitholders’ capital attributable to Oaktree Capital Group, LLC	1,135,272	1,198,916
Non-controlling interests in consolidated subsidiaries	445,746	503,253
Total unitholders’ capital	1,581,018	1,702,169
Total liabilities and unitholders’ capital	$8,623,530	$9,264,762
Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per unit amounts)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenues:
Management fees	$51,288	$175,103	$92,812	$345,037
Incentive income	41,021	138,380	43,416	234,861
Total revenues	92,309	313,483	136,228	579,898
Expenses:
Compensation and benefits	(30,250)	(109,115)	(62,709)	(223,638)
Equity-based compensation	(3,947)	(22,648)	(9,312)	(36,977)
Incentive income compensation	(14,712)	(73,122)	(15,138)	(125,422)
Total compensation and benefits expense	(48,909)	(204,885)	(87,159)	(386,037)
General and administrative	(5,915)	(50,138)	(12,421)	(97,741)
Depreciation and amortization	(485)	(6,566)	(937)	(13,130)
Consolidated fund expenses	(6,139)	(4,299)	(20,020)	(6,454)
Total expenses	(61,448)	(265,888)	(120,537)	(503,362)
Other income (loss):
Interest expense	(41,721)	(43,995)	(86,333)	(89,760)
Interest and dividend income	70,367	84,648	164,166	176,900
Net realized gain (loss) on consolidated funds’ investments	(38,760)	447	(78,007)	(5,372)
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	102,788	1,814	(223,279)	58,931
Investment income (loss)	67,407	32,835	(42,266)	94,985
Other income (loss), net	(36)	36	16	58
Total other income (loss)	160,045	75,785	(265,703)	235,742
Income (loss) before income taxes	190,906	123,380	(250,012)	312,278
Income taxes	(3,531)	(1,852)	(5,329)	(6,350)
Net income (loss)	187,375	121,528	(255,341)	305,928
Less:
Net (income) loss attributable to non-controlling interests in consolidated funds	(15,738)	(22,240)	160,362	(86,442)
Net (income) loss attributable to non-controlling interests in consolidated subsidiaries	(63,418)	(50,015)	42,299	(116,130)
Net income (loss) attributable to Oaktree Capital Group, LLC	108,219	49,273	(52,680)	103,356
Net income attributable to preferred unitholders	(6,829)	(6,829)	(13,658)	(13,658)
Net income (loss) attributable to Oaktree Capital Group, LLC Class A unitholders	$101,390	$42,444	$(66,338)	$89,698

Distributions declared per Class A unit	$—	$1.05	$0.22	$1.80
Net income (loss) per Class A unit (basic and diluted):
Net income (loss) per Class A unit	$1.03	$0.57	$(0.67)	$1.23
Weighted average number of Class A units outstanding	98,677	74,340	98,346	72,994

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Net income (loss)	$187,375	$121,528	$(255,341)	$305,928
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	3,252	(339)	(4,897)	3,369
Other comprehensive income (loss), net of tax	3,252	(339)	(4,897)	3,369
Total comprehensive income (loss)	190,627	121,189	(260,238)	309,297
Less:
Comprehensive (income) loss attributable to non-controlling interests in consolidated funds	(15,738)	(22,240)	160,362	(86,442)
Comprehensive (income) loss attributable to non-controlling interests in consolidated subsidiaries	(64,665)	(50,036)	44,168	(118,148)
Comprehensive income (loss) attributable to OCG	110,224	48,913	(55,708)	104,707
Comprehensive income attributable to preferred unitholders	(6,829)	(6,829)	(13,658)	(13,658)
Comprehensive income (loss) attributable to OCG Class A unitholders	$103,395	$42,084	$(69,366)	$91,049

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six months ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(255,341)	$305,928
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment (income) loss	42,266	(94,985)
Depreciation and amortization	937	13,130
Equity-based compensation	9,312	36,977
Net realized and unrealized (gain) loss from consolidated funds’ investments	301,286	(53,559)
Amortization (accretion) of original issue and market discount of consolidated funds’ investments, net	(10,479)	(4,298)
Income distributions from corporate investments in funds and companies	17,287	102,763
Other non-cash items	46	2,630
Cash flows due to changes in operating assets and liabilities:
Decrease in deferred tax assets	106	—
(Increase) decrease in other assets	2,125	(1,413)
Decrease in net due from affiliates	84,245	309,389
Decrease in accrued compensation expense	(32,127)	(157,426)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(357)	10,576
Cash flows due to changes in operating assets and liabilities of consolidated funds:
Increase in dividends and interest receivable	(4,140)	(2,343)
(Increase) decrease in due from brokers	(8,221)	11,476
(Increase) decrease in receivables for securities sold	(57,076)	3,246
Increase in other assets	(1,258)	(1,804)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(30,548)	13,668
Increase in payables for securities purchased	35,859	45,700
Purchases of securities	(2,323,994)	(2,796,529)
Proceeds from maturities and sales of securities	1,507,179	1,270,813
Net cash used in operating activities	(722,893)	(986,061)
Cash flows from investing activities:
Purchases of U.S. Treasury and other securities	(86,426)	(538,095)
Proceeds from maturities and sales of U.S. Treasury and other securities	28,313	696,991
Corporate investments in funds and companies	(76,354)	(98,707)
Distributions and proceeds from corporate investments in funds and companies	124,146	150,782
Purchases of fixed assets	(303)	(4,304)
Net cash (used in) provided by investing activities	(10,624)	206,667

(continued)

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) — (Continued)
(in thousands)

	Six months ended June 30,
	2020	2019
Cash flows from financing activities:
Capital Contributions, net	$18,745	$—
Repurchase and cancellation of units	—	(9,952)
Distributions to Class A unitholders	(21,445)	(130,325)
Distributions to preferred unitholders	(13,658)	(13,658)
Distributions to OCGH unitholders	(13,599)	(164,624)
Distributions to non-controlling interests	—	(2,355)
Cash flows from financing activities of consolidated funds:
Contributions from non-controlling interests	462,675	141,057
Distributions to non-controlling interests	(137,476)	(96,987)
Proceeds from debt obligations issued by CLOs	842,309	1,867,459
Payment of debt issuance costs	(1,974)	(1,910)
Repayment on debt obligations issued by CLOs	(375,804)	(500,761)
Borrowings on credit facilities	75,380	416,838
Repayments on credit facilities	(48,490)	(372,000)
Net cash provided by financing activities	786,663	1,132,782
Effect of exchange rate changes on cash	(8,118)	(760)
Net increase in cash and cash-equivalents	45,028	352,628
Deconsolidation of funds	(94,261)	(81,855)
Cash and cash-equivalents, beginning balance	841,793	831,727
Cash and cash-equivalents, ending balance	$792,560	$1,102,500

Reconciliation of cash and cash-equivalents
Cash and cash-equivalents – Oaktree	$245,105	$699,429
Cash and cash-equivalents – Consolidated Funds	547,455	403,071
Total cash and cash-equivalents	$792,560	$1,102,500

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Changes in Unitholders’ Capital (Unaudited)
(in thousands)

	Oaktree Capital Group, LLC							Non-controlling Interests in Consolidated Subsidiaries	Total Unitholders’ Capital
	Class A Units	Class B Units	Series A Preferred Units	Series B Preferred Units	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)

Unitholders’ capital as of March 31, 2020	98,677	61,107	$173,669	$226,915	$777,157	$(137,859)	$(8,534)	$378,723	$1,410,071
Activity for the three months ended:
Net issuance of units	—	295	—	—	—	—	—	—	—
Cancellation of units associated with forfeitures	—	(16)	—	—	—	—	—	—	—
Equity reallocation between controlling and non-controlling interests	—	—	—	—	(1,912)	—	—	840	(1,072)
Capital increase related to equity-based compensation	—	—	—	—	2,441	—	—	1,518	3,959
Distributions declared	—	—	(2,981)	(3,848)	—	—	—	—	(6,829)
Net income	—	—	2,981	3,848	—	101,390	—	63,418	171,637
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	2,005	1,247	3,252
Unitholders’ capital as of June 30, 2020	98,677	61,386	$173,669	$226,915	$777,686	$(36,469)	$(6,529)	$445,746	$1,581,018

	Oaktree Capital Group, LLC							Non-controlling Interests in Consolidated Subsidiaries	Total Unitholders’ Capital
	Class A Units	Class B Units	Series A Preferred Units	Series B Preferred Units	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)

Unitholders’ capital as of December 31, 2019	97,967	61,793	$173,669	$226,915	$750,299	$51,534	$(3,501)	$503,253	$1,702,169
Activity for the six months ended:
Adoption of new accounting guidance (ASU 2016-13)	—	—	—	—	—	(220)	—	(136)	(356)
Net issuance of units	—	319	—	—	—	—	—	—	—
Unit exchange	710	(710)	—	—	—	—	—	—	—
Cancellation of units associated with forfeitures	—	(16)	—	—	—	—	—	—	—
Capital contributions	—	—	—	—	19,817	—	—	—	19,817
Equity reallocation between controlling and non-controlling interests	—	—	—	—	2,013	—	—	(3,085)	(1,072)
Capital increase related to equity-based compensation	—	—	—	—	5,557	—	—	3,481	9,038
Distributions declared	—	—	(5,962)	(7,696)	—	(21,445)	—	(13,599)	(48,702)
Net income (loss)	—	—	5,962	7,696	—	(66,338)	—	(42,299)	(94,979)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(3,028)	(1,869)	(4,897)
Unitholders’ capital as of June 30, 2020	98,677	61,386	$173,669	$226,915	$777,686	$(36,469)	$(6,529)	$445,746	$1,581,018

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Changes in Unitholders’ Capital (Unaudited)
(in thousands)

	Oaktree Capital Group, LLC							Non-controlling Interests in Consolidated Subsidiaries	Total Unitholders’ Capital
	Class A Units	Class B Units	Series A Preferred Units	Series B Preferred Units	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)

Unitholders’ capital as of March 31, 2019	72,928	86,419	$173,669	$226,915	$897,782	$94,199	$2,764	$1,089,459	$2,484,788
Activity for the three months ended:
Net issuance of units	2,729	418	—	—	—	—	—	—	—
Cancellation of units associated with forfeitures	(7)	(119)	—	—	—	—	—	—	—
Cancellation of units	—	(2,717)	—	—	—	—	—	—	—
Repurchase and cancellation of units	(1)	—	—	—	(27)	—	—	—	(27)
Equity reallocation between controlling and non-controlling interests	—	—	—	—	30,440	—	—	(30,440)	—
Capital increase related to equity-based compensation	—	—	—	—	9,685	—	—	11,108	20,793
Distributions declared	—	—	(2,981)	(3,848)	—	(76,587)	—	(97,424)	(180,840)
Net income	—	—	2,981	3,848	—	42,444	—	50,015	99,288
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(360)	21	(339)
Unitholders’ capital as of June 30, 2019	75,649	84,001	$173,669	$226,915	$937,880	$60,056	$2,404	$1,022,739	$2,423,663

	Oaktree Capital Group, LLC							Non-controlling Interests in Consolidated Subsidiaries	Total Unitholders’ Capital
	Class A Units	Class B Units	Series A Preferred Units	Series B Preferred Units	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
Unitholders’ capital as of December 31, 2018	71,662	85,472	$173,669	$226,915	$893,043	$100,683	$1,053	$1,092,354	$2,487,717
Activity for the six months ended:
Issuance of units	4,184	1,438	—	—	—	—	—	—	—
Cancellation of units associated with forfeitures	(27)	(119)	—	—	—	—	—	—	—
Cancellation of units	—	(2,717)	—	—	—	—	—	—	—
Repurchase and cancellation of units	(170)	(73)	—	—	(7,437)	—	—	(2,515)	(9,952)
Equity reallocation between controlling and non-controlling interests	—	—	—	—	36,565	—	—	(36,565)	—
Capital increase related to equity-based compensation	—	—	—	—	15,709	—	—	18,296	34,005
Distributions declared	—	—	(5,962)	(7,696)	—	(130,325)	—	(166,979)	(310,962)
Net income	—	—	5,962	7,696	—	89,698	—	116,130	219,486
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	1,351	2,018	3,369
Unitholders’ capital as of June 30, 2019	75,649	84,001	$173,669	$226,915	$937,880	$60,056	$2,404	$1,022,739	$2,423,663

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2020
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
June 30, 2020
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
June 30, 2020
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
The Restructuring was a transfer of assets among entities under common control, since both the transferring and receiving entities are under control of OCGH. Accordingly, the assets and liabilities were removed at book value and the transfer did not result in a gain or loss to the Company. The deconsolidation of the Oaktree Operating Group entities whose interests were transferred in the Restructuring was accounted for prospectively and did not require a recast of the Company's historical financial information. On October 1, 2019, the deconsolidation of entities whose interests were transferred in the Restructuring resulted in decreases in total assets of $1.7 billion, total liabilities of $1.2 billion, and total unitholders capital of $0.5 billion. Additionally, as a result of the Restructuring, our consolidated results of operations for the six months ended June 30, 2020 reflect the activities for Oaktree Capital I and OCM Cayman, including their related funds and investment vehicles, and do not include the activities for the remaining four Oaktree Operating Group entities, including their related funds and investment vehicles. As a result of the Restructuring, our consolidated results of operations for the three and six months ended June 30, 2020 are not directly comparable to the three and six months ended June 30, 2019, which included the activities of all six Oaktree Operating Group entities.
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
June 30, 2020
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
June 30, 2020
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
June 30, 2020
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
June 30, 2020
($ in thousands, except where noted)
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
June 30, 2020
($ in thousands, except where noted)
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
Cash and Cash-equivalents
Cash and cash-equivalents include demand deposit accounts, money market funds, and other short-term investments with maturities of three months or less at the date of acquisition.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2020
($ in thousands, except where noted)
U.S. Treasury and Other Securities
U.S. Treasury and other securities include holdings of U.S. Treasury bills, notes, and bonds, time deposit securities, and commercial paper with maturities greater than three months at the date of acquisition. These securities are classified as available-for-sale and are recorded at fair value with changes in fair value included in other comprehensive income (loss). Changes in fair value were not material for all years presented.
Other securities include investment grade debt securities with maturities greater than three months from the date of acquisition that are issued or guaranteed by U.S. government-sponsored entities, sovereign debt, domestic and international corporate fixed and floating rating debt, and structured credit. These securities are classified as trading and are recorded at fair value with changes in fair value included in investment income.
Corporate Investments
Corporate investments consist of investments in funds, companies in which the Company does not have a controlling financial interest, and non-investment grade debt securities. Investments for which the Company is deemed to exert significant influence are accounted for under the equity method of accounting and reflect Oaktree’s ownership interest in each fund or company. In the case of investments for which the Company is not deemed to exert significant influence or control, the fair value option of accounting has been elected. Investment income represents the Company’s pro-rata share of income or loss from these funds or companies, or the change in fair value of the investment, as applicable. Oaktree’s general partnership interests are substantially illiquid. While investments in funds reflect each respective fund’s holdings at fair value, equity-method investments in companies are not adjusted to reflect the fair value of the underlying company. The fair value of the underlying investments in Oaktree funds is based on the Company’s assessment, which takes into account expected cash flows, earnings multiples and/or comparisons to similar market transactions, among other factors. Valuation adjustments reflecting consideration of credit quality, concentration risk, sales restrictions and other liquidity factors are integral to valuing these instruments.
Non-investment grade debt securities include domestic and international corporate fixed and floating rating debt and structured credit investments. These securities are classified as trading and are recorded at fair value with changes in fair value included in investment income.
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
June 30, 2020
($ in thousands, except where noted)
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
The ultimate amount of management fees that will be earned over the life of the contract is subject to a large number and broad range of possible outcomes due to market volatility and other factors outside of the Company’s control. As a result, the amount of revenue earned in any given period is generally determined at the end of each reporting period and relates to services performed during that period. Included in this amount is a gross-up for reimbursable costs incurred on behalf of the Oaktree funds in which the Company has determined it is the principal within the principal and agent relationship of the related fund. Such reimbursable costs are presented in compensation and benefits and general and administrative expenses.
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
June 30, 2020
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
June 30, 2020
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
June 30, 2020
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
June 30, 2020
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
June 30, 2020
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
June 30, 2020
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
June 30, 2020
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
June 30, 2020
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
Revenues are affected by economic factors related to the asset class composition of the holdings and the contractual terms such as the basis for calculating the management fees and investors’ ability to redeem. For the three months ended June 30, 2020 and 2019, the Company recognized incentive income of $41.0 million and $138.4 million, respectively, substantially all of which related to closed-end funds. For the six months ended June 30, 2020 and 2019, the Company recognized incentive income of $43.4 million and $234.9 million, respectively, substantially all of which related to closed-end funds. Management fees separated by fund structure and sub-advisory fees are set forth below.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Management Fees
Closed-end	$323	$115,254	$639	$224,629
Open-end	2,435	28,949	4,255	60,490
Evergreen	—	30,900	—	59,918
Sub-advisory fees	48,530	—	87,918	—
Total	$51,288	$175,103	$92,812	$345,037
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
The table below sets forth contract balances for the periods indicated:

	As of
	June 30, 2020	December 31, 2019

Receivables	$45,838	$65,346
Contract assets (1)	3,466	73,907
Contract liabilities	(100)	—

(1) The changes in the balances primarily related to accruals, net of payments received.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2020
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
Consolidated VIEs
As of June 30, 2020, the Company consolidated 22 VIEs for which it was the primary beneficiary, including 9 funds managed by Oaktree and 13 CLOs for which Oaktree serves as collateral manager. As of December 31, 2019, the Company consolidated 22 VIEs.
As of June 30, 2020, the assets and liabilities of the 22 consolidated VIEs representing funds and CLOs amounted to $7.1 billion and $6.4 billion, respectively. The assets of these consolidated VIEs primarily consisted of investments in debt and equity securities, while their liabilities primarily represented debt obligations issued by CLOs. The assets of these VIEs may be used only to settle obligations of the same VIE. In addition, there is no recourse to the Company for the VIEs’ liabilities. In exchange for managing either the funds’ or CLOs’ collateral, the Company typically earns management fees and may earn performance fees, all of which are eliminated in consolidation. As of June 30, 2020, the Company’s investments in consolidated VIEs had a carrying value of $568.0 million, which represented its maximum risk of loss as of that date. The Company’s investments in CLOs are generally subordinated to other interests in the CLOs and entitle the Company to receive a pro-rata portion of the residual cash flows, if any, from the CLOs. Please see note 10 for more information on CLO debt obligations.
Unconsolidated VIEs
The Company holds variable interests in certain VIEs in the form of direct equity interests that are not consolidated because it is not the primary beneficiary, inasmuch as its fee arrangements are considered at-market and it does not hold interests in those entities that are considered more than insignificant.
The carrying value of the Company’s investments in VIEs that were not consolidated are shown below.

	Carrying Value as of
	June 30, 2020	December 31, 2019

Corporate investments	$739,697	$693,090
Due from affiliates	5,289	87,524
Maximum exposure to loss	$744,986	$780,614

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2020
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
Corporate investments consisted of the following:

	As of
Corporate Investments	June 30, 2020	December 31, 2019

Equity-method investments:
Funds	$809,898	$670,348
Companies	4,178	3,855
Other investments, at fair value	36,009	34,934
Total corporate investments	$850,085	$709,137
The components of investment income (loss) are set forth below:

	Three months ended June 30,		Six months ended June 30,
Investment Income (Loss)	2020	2019	2020	2019

Equity-method investments:
Funds	$71,523	$17,997	$(34,111)	$57,317
Companies	194	19,700	322	36,811
Other investments, at fair value	(4,310)	(4,862)	(8,477)	857
Total investment income (loss)	$67,407	$32,835	$(42,266)	$94,985

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
Each reporting period, the Company evaluates each of its equity-method investments to determine if any are considered significant, as defined by the SEC. For the six months ended June 30, 2020, no individual equity-method investment met the significance criteria.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2020
($ in thousands, except where noted)
Summarized financial information of the Company’s equity-method investments is set forth below.

	Three months ended June 30,		Six months ended June 30,
Statements of Operations	2020	2019	2020	2019
Revenues / investment income	$591,728	$339,302	$789,009	$1,231,263
Interest expense	(78,416)	(60,041)	(94,586)	(130,898)
Other expenses	(285,029)	(119,402)	(406,003)	(481,302)
Net realized and unrealized gain (loss) on investments	1,082,954	115,770	(2,550,754)	1,120,917
Net income (loss)	$1,311,237	$275,629	$(2,262,334)	$1,739,980
Other Investments, at Fair Value
Other investments, at fair value primarily consist of (a) investments in certain Oaktree and non-Oaktree funds for which the fair value option of accounting has been elected (b) non-investment grade debt securities, and (c) derivatives utilized to hedge the Company’s exposure to investment income earned from its funds.
The following table summarizes net gains (losses) attributable to the Company’s other investments:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Realized gain	$3,415	$6,311	$3,502	$6,311
Net change in unrealized gain (loss)	(7,725)	(11,173)	(11,979)	(5,454)
Total gain (loss)	$(4,310)	$(4,862)	$(8,477)	$857

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2020
($ in thousands, except where noted)
Investments of Consolidated Funds
Investments, at Fair Value
Investments held and securities sold short by the consolidated funds are summarized below:

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
United States:
Debt securities:
Communication services	$497,080	$464,356	7.5%	6.4%
Consumer discretionary	485,068	508,701	7.3	6.9
Consumer staples	87,691	92,102	1.3	1.3
Energy	145,235	223,671	2.2	3.0
Financials	280,144	355,113	4.2	4.8
Health care	443,076	512,864	6.7	7.0
Industrials	594,937	563,920	9.0	7.7
Information technology	461,105	524,390	7.0	7.1
Materials	278,696	294,300	4.2	4.0
Real estate	104,306	204,933	1.6	2.8
Utilities	234,441	216,053	3.5	2.9
Other	3,016	—	0.0	—
Total debt securities (cost: $3,855,574 and $3,981,956 as of June 30, 2020 and December 31, 2019, respectively)	3,614,795	3,960,403	54.5	53.9
Equity securities:
Communication services	87	312	0.0	0.0
Consumer discretionary	248	658	0.0	0.0
Energy	217	256	0.0	0.0
Utilities	100,208	130,671	1.5	1.8
Total equity securities (cost: $138,782 and $137,149 as of June 30, 2020 and December 31, 2019, respectively)	100,760	131,897	1.5	1.8
Real estate:
Real estate	782	230,741	0.0	3.1
Total real estate securities (cost: $780 and $230,741 as of June 30, 2020 and December 31, 2019, respectively)	782	230,741	0.0	3.1

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2020
($ in thousands, except where noted)

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Europe:
Debt securities:
Communication services	$395,338	$469,822	6.0%	6.4%
Consumer discretionary	659,822	659,001	9.9	9.0
Consumer staples	196,787	178,609	3.0	2.4
Energy	2,195	11,316	0.0	0.2
Financials	84,979	101,933	1.3	1.4
Health care	572,273	579,765	8.6	7.9
Industrials	394,581	362,120	5.9	4.9
Information technology	218,853	177,152	3.3	2.4
Materials	235,918	230,289	3.6	3.1
Real estate	46,614	96,315	0.7	1.3
Utilities	2,656	3,852	0.0	0.1
Other	264	—	0.0	—
Total debt securities (cost: $2,923,459 and $2,876,531 as of June 30, 2020 and December 31, 2019, respectively)	2,810,280	2,870,174	42.3	39.1
Equity securities:
Consumer discretionary	—	94	—	0.0
Total equity securities (cost: $0 and $1,227 as of June 30, 2020 and December 31, 2019, respectively)	—	94	—	0.0
Asia and other:
Debt securities:
Communication services	14,158	15,750	0.2	0.2
Consumer discretionary	33,881	40,073	0.5	0.5
Consumer staples	15,403	11,545	0.2	0.2
Energy	5,608	13,471	0.1	0.1
Financials	1,346	10,313	0.0	0.1
Government	—	917	—	0.0
Health care	9,390	8,923	0.1	0.1
Industrials	17,634	31,814	0.3	0.4
Information technology	—	5,639	—	0.1
Materials	4,018	5,604	0.1	0.1
Real estate	—	751	—	0.0
Utilities	6,134	20,300	0.1	0.3
Other	176	—	0.0	—
Total debt securities (cost: $112,286 and $164,650 as of June 30, 2020 and December 31, 2019, respectively)	107,748	165,100	1.6	2.2

Total debt securities	6,532,823	6,995,677	98.5	95.1
Total equity securities	100,760	131,991	1.5	1.8
Total real estate	782	230,741	0.0	3.1
Total investments, at fair value	$6,634,365	$7,358,409	100.0%	100.0%
As of June 30, 2020 and December 31, 2019, no single issuer or investment had a fair value that exceeded 5% of Oaktree’s total consolidated net assets.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2020
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
The following table summarizes net gains (losses) from investment activities:

	Three months ended June 30,
	2020		2019
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Investments and other financial instruments	$(39,451)	$452,306	$233	$22,562
CLO liabilities (1)	—	(348,695)	—	(21,906)
Foreign-currency forward contracts (2)	685	(827)	214	1,158
Options and futures (2)	6	4	—	—
Total	$(38,760)	$102,788	$447	$1,814

	Six months ended June 30,
	2020		2019
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Investments and other financial instruments	$(66,725)	$(443,620)	$(7,712)	$152,232
CLO liabilities (1)	—	244,358	—	(93,989)
Foreign-currency forward contracts (2)	(11,392)	(23,900)	2,340	688
Options and futures (2)	110	(117)	—	—
Total	$(78,007)	$(223,279)	$(5,372)	$58,931

(1) Represents the net change in the fair value of CLO liabilities based on the more observable fair value of CLO assets, as measured under the CLO measurement guidance. Please see note 2 for more information.
(2) Please see note 7 for additional information.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2020
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

	As of June 30, 2020				As of December 31, 2019
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
U.S. Treasury and other securities (1)	$16,452	$50,551	$—	$67,003	$9,232	$—	$—	$9,232
Corporate investments	—	15,243	22,022	37,265	—	4,717	30,311	35,028
Total assets	$16,452	$65,794	$22,022	$104,268	$9,232	$4,717	$30,311	$44,260

Liabilities
Foreign-currency forward contracts (2)	$—	$(1,884)	$—	$(1,884)	$—	$(1,703)	$—	$(1,703)

(1) For U.S. Treasury securities the carrying value approximates fair value due to their short-term nature and are classified as Level I investments within the fair value hierarchy detailed above. Other securities primarily consist of investment grade debt securities, structured credit investments, and government guaranteed or sponsored debt securities, all of which are classified as Level II investments within the fair value hierarchy detailed above.
(2) Amounts are included in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition, except for $94 as of December 31, 2019, which is included within corporate investments in the condensed consolidated statements of financial condition.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2020
($ in thousands, except where noted)
The table below sets forth a summary of changes in the fair value of Level III financial instruments:

	Three months ended June 30,
	2020		2019
	Corporate Investments	Contingent Liability	Corporate Investments	Contingent Liability

Beginning balance	$25,683	$—	$48,423	$(6,576)
Contributions or additions	—	—	54	—
Distributions	(2,538)	—	(7,181)	—
Net gain (loss) included in earnings	(1,123)	—	938	(161)
Ending balance	$22,022	$—	$42,234	$(6,737)

Net change in unrealized gains (losses) attributable to financial instruments still held at end of period	$(1,123)	$—	$938	$(161)

	Six months ended June 30,
	2020		2019
	Corporate Investments	Contingent Liability	Corporate Investments	Contingent Liability

Beginning balance	$30,311	$—	$45,426	$(6,657)
Contributions or additions	1,790	—	54	—
Distributions	(4,997)	—	(7,181)	—
Net gain (loss) included in earnings	(5,082)	—	3,935	(80)
Ending balance	$22,022	$—	$42,234	$(6,737)

Net change in unrealized gains (losses) attributable to financial instruments still held at end of period	$(5,082)	$—	$3,935	$(80)
The table below sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the Company’s Level III financial instruments:

	Fair Value as of			Significant Unobservable Input
Financial Instrument	June 30, 2020	December 31, 2019	Valuation Technique		Range	Weighted Average

Corporate investment – Limited partnership interests	$22,022	$30,311	Market approach (value of underlying assets)	Not applicable	Not applicable	Not applicable

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2020
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

	As of June 30, 2020				As of December 31, 2019
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Investments:
Corporate debt – bank debt	$—	$5,681,138	$148,680	$5,829,818	$—	$5,911,523	$149,642	$6,061,165
Corporate debt – all other	—	629,535	73,472	703,007	—	903,246	31,266	934,512
Equities – common stock	385	—	100,159	100,544	552	345	130,437	131,334
Equities – preferred stock		—	214	214	—	—	657	657
Real estate	—	782	—	782	—	—	230,741	230,741
Total investments	385	6,311,455	322,525	6,634,365	552	6,815,114	542,743	7,358,409
Derivatives:
Foreign-currency forward contracts	—	451	—	451	27	6,863	—	6,890
Options and futures	1	—	—	1	—	—	—	—
Total derivatives (1)	1	451	—	452	27	6,863	—	6,890
Total assets	$386	$6,311,906	$322,525	$6,634,817	$579	$6,821,977	$542,743	$7,365,299

Liabilities
CLO debt obligations:
Senior secured notes	$—	$(5,871,717)	$—	$(5,871,717)	$—	$(5,613,846)	$—	$(5,613,846)
Subordinated notes	—	(132,150)	—	(132,150)	—	(154,153)	—	(154,153)
Total CLO debt obligations (2)	—	(6,003,867)	—	(6,003,867)	—	(5,767,999)	—	(5,767,999)
Derivatives:
Foreign-currency forward contracts	—	(443)	—	(443)	(202)	(2,349)	—	(2,551)
Options and futures	(9)	—	—	(9)	—	—	—	—
Total derivatives (3)	(9)	(443)	—	(452)	(202)	(2,349)	—	(2,551)
Total liabilities	$(9)	$(6,004,310)	$—	$(6,004,319)	$(202)	$(5,770,348)	$—	$(5,770,550)

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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2020
($ in thousands, except where noted)
The following tables set forth a summary of changes in the fair value of Level III investments:

	Corporate Debt – Bank Debt	Corporate Debt – All Other	Equities – Common Stock	Equities – Preferred Stock	Real Estate	Total
Three months ended June 30, 2020
Beginning balance	$199,795	$142,280	$364,231	$331	$269,404	$976,041
Deconsolidation of funds	(78,451)	(39,071)	(264,513)	—	(269,404)	(651,439)
Transfers into Level III	2,815	2,518	321	—	—	5,654
Transfers out of Level III	(43,133)	(2,871)	—	—	—	(46,004)
Purchases	79,715	3,601	—	—	—	83,316
Sales	(20,027)	(34,315)	—	—	—	(54,342)
Realized losses, net	(8,803)	—	—	—	—	(8,803)
Unrealized appreciation (depreciation), net	16,768	1,331	120	(117)	—	18,102
Ending balance	$148,679	$73,473	$100,159	$214	$—	$322,525
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$16,093	$2,304	$3,566	$(116)	$(9,941)	$11,906
Three months ended June 30, 2019
Beginning balance	$114,945	$201,201	$7,424	$1,482	$—	$325,052
Deconsolidation of funds	(49,454)	—	—	—	—	(49,454)
Transfers into Level III	6,775	(8,241)	(3,060)	—	—	(4,526)
Transfers out of Level III	15,735	(143,107)	—	—	—	(127,372)
Purchases	20,676	(6,639)	39,858	242	57,080	111,217
Sales	(7,157)	(17,915)	(799)	—	—	(25,871)
Realized gains, net	133	235	3	—	—	371
Unrealized appreciation (depreciation), net	(158)	(2,326)	(454)	210	—	(2,728)
Ending balance	$101,495	$23,208	$42,972	$1,934	$57,080	$226,689
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$30,566	$(2,222)	$(55)	$210	$—	$28,499

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2020
($ in thousands, except where noted)

	Corporate Debt – Bank Debt	Corporate Debt – All Other	Equities – Common Stock	Equities – Preferred Stock	Real Estate	Total
Six months ended June 30, 2020
Beginning balance	$77,736	$103,172	$130,437	$657	$230,741	$542,743
Deconsolidation of funds	(78,451)	(39,071)	(264,513)	—	(269,404)	(651,439)
Transfers into Level III	119,991	56,040	354	—	—	176,385
Transfers out of Level III	(44,260)	(14,964)	—	—	—	(59,224)
Purchases	117,135	16,459	264,909	—	38,663	437,166
Sales	(20,202)	(37,329)	—	—	—	(57,531)
Realized losses, net	(8,806)	(58)	—	—	—	(8,864)
Unrealized depreciation, net	(14,464)	(10,776)	(31,028)	(443)	—	(56,711)
Ending balance	$148,679	$73,473	$100,159	$214	$—	$322,525
Net change in unrealized depreciation attributable to assets still held at end of period	$(7,459)	$(5,021)	$(302)	$(428)	$—	$(13,210)
Six months ended June 30, 2019
Beginning balance	$136,055	$185,378	$3,063	$1,426	$—	$325,922
Deconsolidation of funds	(49,454)	—	—	—	—	(49,454)
Transfers into Level III	24,285	513	2,351	—	—	27,149
Transfers out of Level III	(18,085)	(149,387)	—	—	—	(167,472)
Purchases	27,773	10,519	39,857	242	57,080	135,471
Sales	(17,174)	(24,716)	(926)	—	—	(42,816)
Realized gains (losses), net	124	(126)	29	—	—	27
Unrealized appreciation (depreciation), net	(2,029)	1,027	(1,402)	266	—	(2,138)
Ending balance	$101,495	$23,208	$42,972	$1,934	$57,080	$226,689
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$26,808	$539	$(1,003)	$266	$—	$26,610
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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2020
($ in thousands, except where noted)
The following table sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the consolidated funds’ Level III investments as of June 30, 2020:

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (1)(2)	Range	Weighted Average (3)

Credit-oriented investments:
Consumer discretionary:	$5,048	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Financials:	86,404	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Health care:	30,177	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Real estate:	25,165	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	47,435	Recent transaction price (8)	Quoted prices	Not applicable	Not applicable
Other:	27,923	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Equity investments:
	99,998	Discounted cash flow (4)	Discount rate	6% – 8%	7%
	129	Recent transaction price (8)	Quoted prices	Not applicable	Not applicable
	246	Market approach (comparable companies) (6)	Revenue multiple (7)	0.1x - 0.3x	0.2x
Total Level III investments	$322,525

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2020
($ in thousands, except where noted)
The following table sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the consolidated funds’ Level III investments as of December 31, 2019:

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (1)(2)	Range	Weighted Average (3)

Credit-oriented investments:
Consumer discretionary:	$16,836	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Financials:	17,274	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Health care:	26,863	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Real estate:	16,755	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	71,906	Recent transaction price (8)	Quoted prices	Not applicable	Not applicable
Other:	31,274	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Equity investments:
	130,341	Discounted cash flow (4)	Discount rate	6% – 8%	7%
	753	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Real estate-oriented:
	230,741	Recent transaction price (8)	Not Applicable	Not applicable	Not applicable
Total Level III investments	$542,743

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
(7) Revenue multiples are based on comparable public companies and transactions with comparable companies. The Company typically applies the multiple to trailing twelve-months’ revenue. However, in certain cases other revenue measures, such as pro forma revenue, may be utilized if deemed to be more relevant.
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
During the three months ended June 30, 2020 and June 30, 2019, there were no changes in the valuation techniques for Level III securities.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2020
($ in thousands, except where noted)
7. DERIVATIVES AND HEDGING
The fair value of freestanding derivatives consisted of the following:

	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
As of June 30, 2020
Foreign-currency forward contracts	$—	$—	$(255,990)	$(1,884)

As of December 31, 2019
Foreign-currency forward contracts	$—	$—	$(156,281)	$(1,703)
Realized and unrealized gains and losses arising from freestanding derivatives were recorded in the condensed consolidated statements of operations as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Investment income	$241	$(6,506)	$1,597	$(4,777)
General and administrative expense (1)	(6,954)	(2,548)	(2,638)	13
Total	$(6,713)	$(9,054)	$(1,041)	$(4,764)

(1) To the extent that the Company’s freestanding derivatives are utilized to hedge its foreign-currency exposure to investment income and management fees earned from consolidated funds, the related hedged items are eliminated in consolidation, with the derivative impact (a positive number reflects a reduction in expenses) reflected in consolidated general and administrative expense.
There were no derivatives outstanding that were designated as hedging instruments for accounting purposes as of June 30, 2020 and December 31, 2019. Additionally, the Company had not designated any derivatives as fair-value hedges or hedges of net investments in foreign operations as of June 30, 2020 and December 31, 2019.

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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2020
($ in thousands, except where noted)
The fair value of derivatives held by the consolidated funds consisted of the following:

	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
As of June 30, 2020
Foreign-currency forward contracts	$59,262	$451	$(31,652)	$(443)
Options and futures	18	1	(5,775)	(9)
Total	$59,280	$452	$(37,427)	$(452)

As of December 31, 2019
Foreign-currency forward contracts	$166,917	$6,890	$(140,276)	$(2,551)

The impact of derivatives held by the consolidated funds in the consolidated statements of operations was as follows:

	Three months ended June 30,
	2020		2019
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Foreign-currency forward contracts	$685	$(827)	$214	$1,158
Options and futures	6	4	—	—
Total	$691	$(823)	$214	$1,158

	Six months ended June 30,
	2020		2019
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Foreign-currency forward contracts	$(11,392)	$(23,900)	$2,340	$688
Options and futures	110	(117)	—	—
Total	$(11,282)	$(24,017)	$2,340	$688
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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2020
($ in thousands, except where noted)

	Gross and Net Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of June 30, 2020		Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Derivative assets of consolidated funds:
Foreign-currency forward contracts	$451	$—	$—	$451
Options and futures	1	—	—	1
Total	$452	$—	$—	$452

Derivative Liabilities:
Foreign-currency forward contracts	$(1,884)	$—	$—	$(1,884)
Derivative liabilities of consolidated funds:
Foreign-currency forward contracts	(443)	—	—	(443)
Options and futures	(9)	—	—	(9)
Subtotal	(452)	—	—	(452)
Total	$(2,336)	$—	$—	$(2,336)

	Gross and Net Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of December 31, 2019		Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Derivative assets of consolidated funds:
Foreign-currency forward contracts	$6,890	$—	$—	$6,890

Derivative Liabilities:
Foreign-currency forward contracts	$(1,703)	$—	$—	$(1,703)
Derivative liabilities of consolidated funds:
Foreign-currency forward contracts	(2,551)	—	—	(2,551)
Total	$(4,254)	$—	$—	$(4,254)

8. FIXED ASSETS
Fixed assets, which consist of furniture and equipment, capitalized software, office leasehold improvements, and prior to the Restructuring, company-owned aircraft, are included in other assets in the condensed consolidated statements of financial position.
The following table sets forth the Company’s fixed assets and accumulated depreciation:

	As of
	June 30, 2020	December 31, 2019

Furniture, equipment and capitalized software	$9,445	$9,608
Leasehold improvements	25,032	25,764
Other	901	937
Fixed assets	35,378	36,309
Accumulated depreciation	(22,499)	(22,227)
Fixed assets, net	$12,879	$14,082

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2020
($ in thousands, except where noted)

9. GOODWILL AND INTANGIBLES
Goodwill represents the excess of cost over the fair value of identifiable net assets of acquired businesses. Goodwill has an indefinite useful life and is not amortized, but instead is tested for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or circumstances indicate that impairment may have occurred. As of June 30, 2020, the Company had determined there was no goodwill impairment. The carrying value of goodwill was $18.4 million as of June 30, 2020 and December 31, 2019.
As a result of the Restructuring, goodwill and intangible assets of $50.9 million and $301.7 million, respectively, were transferred as part of the deconsolidation of entities effective October 1, 2019. Amortization expense associated with the Company’s intangible assets was $0 for both the three and six months ended June 30, 2020 and $4.2 million and $8.4 million for the three and six months ended June 30, 2019, respectively. As of June 30, 2020 and December 31, 2019, there were no outstanding intangible asset balances.
Goodwill is included in other assets in the condensed consolidated statements of financial position.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2020
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
On May 19, 2020, Oaktree Capital I, along with certain other Oaktree Operating Group members as co-borrowers, entered into a credit agreement with a subsidiary of Brookfield that provides for a subordinated credit facility maturing on May 19, 2023. The subordinated credit facility has a revolving loan commitment of $250 million and borrowings generally bear interest at a spread to either LIBOR or an alternative base rate. Borrowings on the subordinated credit facility are subordinate to the outstanding debt obligations and borrowings on the primary credit facility of Oaktree Capital I and its co-borrowers. Oaktree Capital I is jointly and severally liable, along with its co-obligors for outstanding borrowings on the subordinated credit facility. For reasons set forth in the preceding paragraph, the Company’s financial statements generally will not reflect debt obligations, interest expense or related liabilities associated with its operating subsidiaries until such time as Oaktree Capital I directly borrows from the subordinated credit facility. No amounts were outstanding on the subordinated credit facility as of June 30, 2020.
As of June 30, 2020, Oaktree Capital I is jointly and severally liable, along with its co-obligors, for the debt obligations listed below with an aggregate outstanding principal balance of $675 million. The Company’s maximum exposure to these debt obligations is set forth below:

	As of
	June 30, 2020	December 31, 2019

$250,000, 3.78%, issued in December 2017, payable on December 18, 2032	$250,000	$250,000
Credit facility, issued in March 2014, variable rate obligations payable on December 13, 2024 (1)	75,000	150,000
$50,000, 3.91%, issued in September 2014, payable on September 3, 2024	50,000	50,000
$100,000, 4.01%, issued in September 2014, payable on September 3, 2026	100,000	100,000
$100,000, 4.21%, issued in September 2014, payable on September 3, 2029	100,000	100,000
$100,000, 3.69%, issued in July 2016, payable on July 12, 2031	100,000	100,000
Total remaining principal	$675,000	$750,000

(1) On December 13, 2019, the credit facility was amended to among other things, increase the revolving loan commitment from $500 million to $650 million, provide for the refinancing of the then-outstanding $150 million term loan with revolving loans, extend the maturity date from March 29, 2023 to December 13, 2024, favorably update the commitment fee and interest rate in the corporate ratings-based pricing grid and increase the asset under management covenant threshold from $60 billion to $65 billion. Borrowings generally bear interest at a spread to either LIBOR or an alternative base rate. Based on the current credit ratings of OCM, the interest rate on borrowings is LIBOR plus 0.88% per annum and the commitment fee on the unused portions of the revolving credit facility is 0.08% per annum. The credit agreement contains customary financial covenants and restrictions, including ones regarding a maximum leverage ratio and a minimum required level of assets under management (as defined in the credit agreement, as amended above). As of June 30, 2020, OCM had $75 million outstanding under the revolving credit facility and the Company had no outstanding borrowings under the revolving credit facility. OCM and the Company were in compliance with all financial maintenance covenants associated with its senior notes and bank credit facility as of June 30, 2020 and December 31, 2019, respectively.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2020
($ in thousands, except where noted)
Credit Facilities of the Consolidated Funds
Certain consolidated funds may maintain revolving credit facilities that are secured by the assets of the fund or may issue senior variable rate notes to fund investments on a longer term basis, generally up to ten years. The obligations of the consolidated funds are nonrecourse to the Company.
The consolidated funds had the following debt obligations outstanding:

	Outstanding Amount as of		Senior variable rate notes key terms as of December 31, 2019
Credit Agreement	June 30, 2020	December 31, 2019	Facility Capacity	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)	Commitment Fee Rate	L/C Fee
Senior variable rate notes	$—	$159,411	$159,411	3.42%	4.4	N/A	N/A
Less: Debt issuance costs	—	(934)
Total debt obligations, net	$—	$158,477
As of June 30, 2020 and December 31, 2019, the consolidated funds had debt obligations with an aggregate outstanding principal balance of $0 and $159.4 million, respectively. The fair value of the senior variable rate notes is a Level III valuation and aggregated $0 and $159.1 million as of June 30, 2020 and December 31, 2019, respectively, using prices obtained from pricing vendors. Financial instruments that are valued using quoted prices for the security or similar securities are generally classified as Level III because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities, or may require adjustment for investment-specific factors or restrictions.
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
Debt Obligations of CLOs
Debt obligations of CLOs represent amounts due to holders of debt securities issued by the CLOs, as well as term loans of CLOs that had not priced as of period end. Outstanding debt obligations of CLOs were as follows:

	As of June 30, 2020			As of December 31, 2019
	Fair Value (1)	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)	Fair Value (1)	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)
Senior secured notes	$5,871,717	2.43%	10.2	$5,613,846	2.85%	8.6
Subordinated notes (2)	132,150	N/A	10.4	154,153	N/A	10.4
Total CLO debt obligations	$6,003,867			$5,767,999

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
The debt obligations of CLOs are nonrecourse to the Company and are backed by the investments held by the respective CLO. Assets of one CLO may not be used to satisfy the liabilities of another. As of June 30, 2020 and December 31, 2019, the fair value of CLO assets was $6.7 billion and $6.4 billion, respectively, and consisted of cash, corporate loans, corporate bonds and other securities.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2020
($ in thousands, except where noted)
The fair value of the Company’s CLO beneficial interests held at June 30, 2020 was calculated using a discounted cash flow model specific to each investment structure. The significant valuation inputs, including the input range and weighted average rate, are as follows:

Valuation Input	Low	High	Weighted Average Rate

Discount rates	15.0%	50.0%	27.0%
Constant default rates	2.0%	4.0%	2.5%
Recovery rates	60.0%	80.0%	66.9%
As of June 30, 2020, future scheduled principal or par value payments with respect to the debt obligations of CLOs were as follows:

Remainder of 2020	$—
2021	118,064
2022	—
2023	—
2024	—
Thereafter	6,267,683
Total	$6,385,747

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2020
($ in thousands, except where noted)
11. LEASES
The Company has operating leases related to office space and certain equipment with remaining lease terms expiring within one year through 2031, some of which include options to extend the leases for up to five years and some of which include options to terminate the leases within one year. As of June 30, 2020, there were no finance leases outstanding and no additional operating leases that have not yet commenced.
The components of lease expense included in general and administrative expense were as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Operating lease cost	$1,661	$4,673	$3,330	$9,487
Sublease income	(92)	(82)	(189)	(82)
Total lease cost	$1,569	$4,591	$3,141	$9,405

Supplemental cash flow information related to leases was as follows:

Six months ended June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$3,204
Weighted average remaining lease term for operating leases (in years)	10.1
Weighted average discount rate for operating leases	4.3%
As of June 30, 2020, maturities of operating lease liabilities were as follows:

Remainder of 2020	$3,987
2021	7,816
2022	7,172
2023	5,386
2024	4,034
Thereafter	27,484
Total lease payments	55,879
Less: imputed interest	(12,270)
Total operating lease liabilities	$43,609

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2020
($ in thousands, except where noted)
12. NON-CONTROLLING REDEEMABLE INTERESTS IN CONSOLIDATED FUNDS
The following table sets forth a summary of changes in the non-controlling redeemable interests in the consolidated funds. Dividends reinvested and in-kind contributions or distributions are non-cash in nature and have been presented on a gross basis in the table below.

	Six months ended June 30,
	2020	2019

Beginning balance	$866,222	$961,622
Fund consolidation and deconsolidation, net	(659,844)	—
Contributions	462,675	141,057
Distributions	(137,478)	(96,987)
Net income	(160,362)	86,442
Change in distributions payable	2	4,209
Change in contribution receivable	15,826	—
Foreign currency translation and other	4,250	(3,021)
Ending balance	$391,291	$1,093,322

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
As of June 30, 2020 and December 31, 2019, OCGH units represented 61,386,393 of the total 160,063,433 Oaktree Operating Group units and 61,793,286 of the total 159,760,541 Oaktree Operating Group units, respectively. Based on total allocable capital of $1,163,443 and $1,301,066 as of June 30, 2020 and December 31, 2019, respectively, the OCGH non-controlling interest was $445,746 and $503,253. As of June 30, 2020 and December 31, 2019, there were no non-controlling interests attributable to third parties.
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
June 30, 2020
($ in thousands, except where noted)
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
June 30, 2020
($ in thousands, except where noted)
The following table sets forth a summary of net income attributable to the preferred unitholders, the OCGH non-controlling interest and the Class A common unitholders:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Weighted average Oaktree Operating Group units outstanding (in thousands):
OCGH non-controlling interest	61,369	85,269	61,569	85,371
Class A unitholders	98,677	74,340	98,346	72,994
Total weighted average units outstanding	160,046	159,609	159,915	158,365
Oaktree Operating Group net income (loss):
Net income attributable to preferred unitholders (1)	$6,829	$6,829	$13,658	$13,658
Net income (loss) attributable to OCGH non-controlling interest	63,418	49,397	(42,299)	114,869
Net income (loss) attributable to OCG Class A unitholders	101,282	43,068	(65,780)	97,934
Oaktree Operating Group net income (loss) (2)	$171,529	$99,294	$(94,421)	$226,461
Net income (loss) attributable to OCG Class A unitholders:
Oaktree Operating Group net income (loss) attributable to OCG Class A unitholders	$101,282	$43,068	$(65,780)	$97,934
Non-Operating Group (expense)	108	(676)	(558)	(4,320)
Income tax benefit (expense) of Intermediate Holding Companies	—	52	—	(3,916)
Net income (loss) attributable to OCG Class A unitholders	$101,390	$42,444	$(66,338)	$89,698

(1) Represents distributions declared, if any, on the preferred units.
(2) Oaktree Operating Group net income does not include amounts attributable to other non-controlling interests, which amounted to $0 for the three and six months ended June 30, 2020, and $618 and $1,261 for the three and six months ended June 30, 2019, respectively.
The change in the Company’s ownership interest in the Oaktree Operating Group is set forth below:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Net income (loss) attributable to OCG Class A unitholders	$101,390	$42,444	$(66,338)	$89,698
Equity reallocation between controlling and non-controlling interests	(1,912)	30,440	2,013	36,565
Change from net income attributable to OCG Class A unitholders and transfers from non-controlling interests	$99,478	$72,884	$(64,325)	$126,263
Please see notes 14, 15 and 16 for additional information regarding transactions that impacted unitholders’ capital.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2020
($ in thousands, except where noted)
14. EARNINGS PER UNIT
The computation of net income (loss) per Class A unit is set forth below:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net income (loss) per Class A unit (basic and diluted):	(in thousands, except per unit amounts)

Net income (loss) attributable to OCG Class A unitholders	$101,390	$42,444	$(66,338)	$89,698
Weighted average number of Class A units outstanding (basic and diluted)	98,677	74,340	98,346	72,994
Basic and diluted net income (loss) per Class A unit	$1.03	$0.57	$(0.67)	$1.23
Prior to the Mergers, OCGH units could be exchanged on a one-for-one basis into Class A units, subject to certain restrictions. The exchange of these units would have proportionally increased the Company’s interest in the Oaktree Operating Group. Subsequent to the Mergers, OCGH units are no longer exchangeable into Class A units. As the restrictions set forth in the then-current exchange agreement were in place for each applicable reporting period, OCGH units were not included in the computation of diluted earnings per unit for the three and six months ended June 30, 2020 and 2019.
A deferred equity unit represents a special unit award that, when vested, will be settled with an unvested OCGH unit on a one-for-one basis. The number of deferred equity units that will vest is based on the achievement of certain performance targets through June 2024. Once a performance target has been met, the applicable number of OCGH units will be issued and begin to vest over periods of up to 10.0 years. The holder of a deferred equity unit is not entitled to any distributions until the issuance of an OCGH unit in settlement of a deferred equity unit. As of or for the three and six months ended June 30, 2020 and 2019, no OCGH units were considered issuable under the terms of the arrangement; consequently, no contingently issuable units were included in the computation of diluted earnings per unit for those periods. Please see note 16 for more information.
Certain compensation arrangements include performance-based awards that could result in the issuance of OCGH units, which would vest over periods of four to ten years from date of issuance. As of and for the three and six months ended June 30, 2020 and 2019, no OCGH units were considered issuable under the terms of these arrangements; consequently, no contingently issuable units were included in the computation of diluted earnings per unit for those periods.
The Company had a contingent consideration liability that was payable in cash and fully-vested OCGH units. In May 2018, the contingent consideration arrangement was modified in respect of certain performance targets and payment terms. The new arrangement provided for contingent consideration payable in cash and Class A units. As part of the Restructuring effective October 1, 2019, the contingent consideration arrangement was transferred to the entities that were deconsolidated and therefore no longer was an obligation of the Company. No Class A units or OCGH units were considered issuable under the terms of the arrangement as of or for the three and June 30, 2019; consequently, no contingently issuable units were included in the computation of diluted earnings per unit for those periods. Please see note 18 for more information.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2020
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
During the three and six months ended June 30, 2020, the Company granted LTIP awards valued at $14.7 million and $42.8 million, respectively, to employees, partners and directors of the Company and its subsidiaries, subject to annual vesting over a weighted average period of approximately 4.7 years. As of June 30, 2020, the Company expected to recognize compensation expense on its unvested LTIP awards of $43.8 million, subject to adjustment based on future performance, over a weighted average period of 4.4 years. During the three and six months ended June 30, 2020, the Company recognized $3.5 million and $3.6 million, respectively, of compensation expense related to the LTIP, which was included in compensation and benefits expense in the condensed consolidated statement of operations.
Equity-Based Compensation
In December 2011, the Company adopted the 2011 Oaktree Capital Group, LLC Equity Incentive Plan (the “2011 Plan”). The 2011 Plan provides for the granting of options, unit appreciation rights, restricted unit awards, unit bonus awards, phantom equity awards or other unit-based awards to senior executives, directors, officers, certain employees, consultants, and advisors of the Company and its affiliates. As of June 30, 2020, a maximum of 23,983,692 units have been authorized to be awarded pursuant to the 2011 Plan, and 15,895,547 units (including 2,000,000 EVUs) have been awarded under the 2011 Plan. Each Class A and OCGH unit, when issued, represents an indirect interest in one Oaktree Operating Group unit. Total vested and unvested Converted OCGH Units, OCGH units and Class A units issued and outstanding were 160,063,433 as of June 30, 2020.
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
June 30, 2020
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
June 30, 2020
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
OCGH Unit Awards
The Company granted 150,000 OCGH units during the three months ended June 30, 2020. As of June 30, 2020, the Company expected to recognize compensation expense on its unvested OCGH unit awards of $31.5 million over a weighted average period of 3.3 years. With respect to forfeitures, the Company made an accounting policy election to account for forfeitures when they occur. Accordingly, no forfeitures have been assumed in the calculation of compensation expense.
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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2020
($ in thousands, except where noted)
After the Merger, OCGH unit grants are valued based on a formula as described above under “Restated Exchange Agreement - Valuation” and reflect a discount for lack of marketability due to the post-vesting restrictions described above. Factors that influence the formula-based valuation include the estimated time it would take for an OCGH unitholder to exchange units for value pursuant to the Restated Exchange Agreement and estimates of the Company’s future results, which are inputs to the valuation formula. Each of these factors is subject to significant judgment. The grant date fair value for all OCGH units granted in the second quarter of 2020 was $32.93 per unit.
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
A summary of the status of the Company’s unvested Converted OCGH units and other OCGH unit awards and changes for the period presented are set forth below (actual dollars per unit):

	Converted OCGH Units (1)		OCGH Units
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value

Balance as of December 31, 2019 (2)	731,241	$45.99	621,406	$39.49
Granted	—	—	150,000	32.93
Vested	(243,717)	45.48	(209,194)	39.27
Forfeited	—	—	—	—
Balance as of June 30, 2020	487,524	$46.24	562,212	$37.82

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

Equity Value Units
OCGH equity value units (“EVUs”) represent special limited partnership units in OCGH that entitle the holder the right to receive special distributions that will be settled in OCGH units, based on value created during a specified period in excess of a fixed “Base Value.” The value created is measured on a per unit basis, based on the appreciation of the OCGH units (before the Merger, the Class A units) and certain components of quarterly distributions with respect to OCGH units over the period beginning on January 1, 2015 and ending on each of December 31, 2019, December 31, 2020 and December 31, 2021, with one-third of the EVUs recapitalizing on each such date. As of June 30, 2020, the value created did not exceed the Base Value. EVUs also give the holder the right, subject to service vesting and Oaktree performance relative to the accreting Base Value, to receive certain quarterly distributions from OCGH. EVUs do not entitle the holder to any voting rights.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2020
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
Certain EVUs provide the holder with liquidity rights in respect of the special distributions, if any, that will be settled in OCGH units. As of June 30, 2020, there were 1,333,333 vested EVUs outstanding. The fair value of EVUs was determined using a Monte Carlo simulation model. The fair value is affected by the Class A unit trading price and assumptions regarding certain complex and subjective variables, including the expected Class A unit trading price volatility, distributions and exercise timing, and the risk-free interest rate.
All of the outstanding EVUs were granted to an employee of OCM, accordingly, subsequent to the Restructuring, compensation expense related to these awards is no longer included in these condensed consolidated financial statements.
Deferred Equity Units
A deferred equity unit represents a special unit award that, when vested, will be settled with an unvested OCGH unit on a one-for-one basis. The number of deferred equity units that will vest is based on the achievement of certain performance targets measured through June 2024. Once a performance target has been met, the applicable number of OCGH units will be issued and begin to vest over periods of up to 10.0 years. The holder of a deferred equity unit is not entitled to any distributions until settled by the issuance of an OCGH unit. As of June 30, 2020, there were 767,498 deferred equity units outstanding, none of which were expected to vest. All of the outstanding deferred equity units were granted to employees of OCM, accordingly, subsequent to the Restructuring, compensation expense related to these awards is no longer included in these condensed consolidated financial statements.
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
June 30, 2020
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
Incentive Income
In addition to the incentive income recognized by the Company, certain of its funds have amounts recorded as potentially allocable to the Company as its share of potential future incentive income, based on each fund’s net asset value. Inasmuch as this incentive income is contingent upon future investment activity and other factors, it is not recognized by the Company as revenue until it is probable that a significant reversal will not occur. As of June 30, 2020 and December 31, 2019, respectively, the aggregate of such amounts recorded at the fund level in excess

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2020
($ in thousands, except where noted)
of incentive income recognized by the Company was $619,029 and $864,900, for which related direct incentive income compensation expense was estimated to be $337,270 and $462,684, respectively.
Contingent Liabilities
The Company had a contingent consideration obligation of up to $60.0 million related to the Highstar acquisition that was payable in cash and fully-vested OCGH units. The amount of contingent consideration was based on the achievement of certain performance targets over a period of up to seven years from the acquisition date of August 2014. In May 2018, the contingent consideration arrangement was modified in respect of certain performance targets and payment terms. The new arrangement provides for contingent consideration of up to $36.1 million, payable in cash and Class A units. The modification resulted in a $7.1 million reduction in the contingent consideration liability. Subsequent to the Restructuring, the contingent consideration obligation was no longer an obligation of the Company. As of June 30, 2020 and December 31, 2019, there was no contingent liability on the Company’s condensed consolidated statement of financial condition, while at June 30, 2019 the fair value of the contingent liability was $6.7 million. Changes in this liability resulted in an expense of $0.2 million and $0.1 million for the three and six months ended June 30, 2019, respectively.
For periods prior to the Restructuring, the contingent consideration liability is included in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition and changes in the liability are recorded in general and administrative expense in the condensed consolidated statements of operations.
Commitments to Funds
As of June 30, 2020 and December 31, 2019, the Company, generally in its capacity as general partner, had undrawn capital commitments of $259.0 million and $237.3 million, respectively, including commitments to both unconsolidated and consolidated funds.
Investment Commitments of the Consolidated Funds
Certain of the consolidated funds are parties to credit arrangements that provide for the issuance of letters of credit and/or revolving loans, which may require the particular fund to extend loans to investee companies. The consolidated funds use the same investment criteria in making these commitments as they do for investments that are included in the condensed consolidated statements of financial condition. The unfunded liability associated with these credit arrangements is equal to the amount by which the contractual loan commitment exceeds the sum of funded debt and cash held in escrow, if any. As of June 30, 2020 and December 31, 2019, the consolidated funds had potential aggregate commitments of $0 and $2.3 million, respectively. These commitments are expected to be funded by the funds’ cash balances, proceeds from asset sales or drawdowns against existing capital commitments.
A consolidated fund may agree to guarantee the repayment obligations of certain investee companies. As of June 30, 2020 and December 31, 2019, there were no guaranteed amounts under such arrangements.
Certain consolidated funds are investment companies that are required to disclose financial support provided or contractually required to be provided to any of their portfolio companies. During the six months ended June 30, 2020, the consolidated funds did not provide any financial support to portfolio companies.
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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2020
($ in thousands, except where noted)

	As of
	June 30, 2020	December 31, 2019
Due from affiliates:
Loans	$2,555	$2,596
Amounts due from unconsolidated funds	7,097	2,415
Management fees and incentive income due from unconsolidated funds	49,304	88,043
Payments made on behalf of unconsolidated entities	765	71,051
Non-interest bearing advances made to certain non-controlling interest holders and employees	234	84
Total due from affiliates	$59,955	$164,189
Due to affiliates:
Amounts due to unconsolidated entities	62,581	86,575
Amounts due to senior executives, certain non-controlling interest holders and employees	—	488
Total due to affiliates	$62,581	$87,063
Loans
Loans primarily consist of interest-bearing loans made to certain non-controlling interest holders, primarily certain employees, to meet tax obligations related to vesting of equity awards. The loans, which are generally recourse to the borrower or secured by vested equity and other collateral, typically bear interest at the Company’s cost of debt and generated interest income of $2 and $5 for the three and six months ended June 30, 2020, respectively, and $25 and $48 for the three and six months ended June 30, 2019, respectively.
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
Revenues Earned From Oaktree Funds
Management fees and incentive income earned from unconsolidated Oaktree funds totaled $41.9 million and $45.2 million for the three and six months ended June 30, 2020, respectively, and $291.7 million and $534.6 million for the three and six months ended June 30, 2019, respectively.
Other Investment Transactions
The Company’s senior executives, directors and senior professionals are permitted to invest their own capital (or the capital of family trusts or other estate planning vehicles they control) in Oaktree funds, for which they typically pay the particular fund’s full management fee but not its incentive allocation. To facilitate the funding of capital calls by funds in which employees are invested, the Company periodically advances on a short-term basis the capital calls on certain employees’ behalf. These advances are reimbursed generally toward the end of the calendar quarter in which the capital calls occurred. Amounts advanced by the Company are included within “non-interest bearing advances made to certain non-controlling interest holders and employees” in the table above.
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
June 30, 2020
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
For the three and six months ended June 30, 2020, the Company incurred administrative expenses of $0.2 million and $0.4 million, respectively, which were included in “Due to affiliates” in the condensed consolidated statements of financial condition, reflecting the unpaid portion of administrative expenses and other reimbursable expenses payable to OCM. As of June 30, 2020 and December 31, 2019, $0.6 million and $0.2 million, respectively were included in “Due to affiliates” in the condensed consolidated statements of financial condition. No amount was incurred by the Company for the six months ended June 30, 2019.
Leases
OCM leases certain office space from affiliates of Brookfield. Rent expense associated with these leases was $1.1 million and $2.2 million for the three and six months ended June 30, 2019, respectively. Effective with the Restructuring, OCM’s lease expense and obligations are no longer included in these condensed consolidated financial statements.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2020
($ in thousands, except where noted)
Subordinated Credit Facility
On May 19, 2020, Oaktree Capital I, along with certain other Oaktree Operating Group members as co-borrowers, entered into a credit agreement with a subsidiary of Brookfield that provides for a subordinated credit facility maturing on May 19, 2023. The subordinated credit facility has a revolving loan commitment of $250 million and borrowings generally bear interest at a spread to either LIBOR or an alternative base rate. Borrowings on the subordinated credit facility are subordinate to the outstanding debt obligations and borrowings on the primary credit facility of Oaktree Capital I and its co-borrowers as detailed in note 10. Oaktree Capital I is jointly and severally liable, along with its co-obligors for outstanding borrowings on the subordinated credit facility. As set forth in note 10, the Company’s financial statements generally will not reflect debt obligations, interest expense or related liabilities associated with its operating subsidiaries until such time as Oaktree Capital I directly borrows from the subordinated credit facility. No amounts were outstanding on the subordinated credit facility as of June 30, 2020.
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
20. SUBSEQUENT EVENTS
Investment in Oaktree Opportunities Fund XI
On August 3, 2020, the Company subscribed for a limited partner interest in, and made a capital commitment of, $750 million to Oaktree Opportunities Fund XI, L.P., a parallel investment vehicle thereof or a feeder fund in respect of one of the foregoing (such limited partner interest, the “Opps XI Investment” and such fund entities collectively, “Opps XI”). In order to make the Opps XI Investment, the Company’s sole Class A unitholder, or one of its affiliates, will contribute cash as a capital contribution (the “Opps XI Investment Cash”) as and to the extent required to satisfy the Company’s obligations to Opps XI. The Company will use the Opps XI Investment Cash solely to fund the Opps XI Investment and satisfy its obligations in respect of Opps XI and distributions from the Opps XI Investment are intended for the benefit of the Class A unitholder, subject to applicable law. The Company’s preferred unitholders should not rely on distributions received by the Company in respect of the Company’s Opps XI Investment for payment of dividends or redemption of the preferred units.
Private Placement Notes
On May 1, 2020, OCM received commitments from certain accredited investors to purchase $250 million of senior unsecured notes that bear a blended 3.68% fixed rate of interest and a weighted average maturity of 2031. The notes are guaranteed by Oaktree Capital I, a consolidated subsidiary of the Company, along with Oaktree Capital II and Oaktree AIF, as co-obligors. As OCM is the issuer of such senior notes, the outstanding principal and interest payments guaranteed by Oaktree Capital I will not be included in the Company’s financial statements unless an event of default occurs. The offering closed on July 22, 2020 and OCM received proceeds of $250 million on the closing date.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2020
($ in thousands, except where noted)
Class A Unit Distributions
A distribution of $0.49 per Class A unit will be paid on August 10, 2020 to holders of record at the close of business on July 31, 2020.
Preferred Unit Distributions
A distribution of $0.414063 per Series A preferred unit will be paid on September 15, 2020 to Series A preferred unitholders of record at the close of business on September 1, 2020.
A distribution of $0.409375 per Series B preferred unit will be paid on September 15, 2020 to Series B preferred unitholders of record at the close of business on September 1, 2020.

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
The outbreak of infections caused by a novel coronavirus (“COVID-19”) continues to pose serious threats to the health and economic wellbeing of the worldwide population and the overall economy as the number of reported COVID-19 infections continues to rise worldwide. While the equity markets rebounded in the second quarter of 2020 compared to their steep declines in March 2020 after the World Health Organization announced that infections of COVID-19 had become a pandemic, there is continued uncertainty as to the duration of the global health and economic impact caused by COVID-19. Actions intended to mitigate the spread of COVID-19 and the continued worldwide efforts to isolate at home and practice social distancing, have caused a dramatic increase in unemployment and economic instability in the United States and in certain other regions in which Oaktree operates and created significant uncertainty and volatility in Oaktree’s business and its funds’ and their respective portfolio companies’ businesses.
Prolonged difficult market and economic conditions will adversely impact the valuations of Oaktree’s and its funds’ investments, particularly if the value of an investment is determined in whole or in part by reference to public equity, public debt, or private debt markets. However, while any market dislocation caused by COVID-19 will adversely impact the value of Oaktree’s and its funds’ investments, the increased volatility in the financial markets may also present attractive investment opportunities for certain Oaktree investment strategies. Currently, we are unaware of any material risk to the stability of our condensed consolidated financial statements caused by any COVID-19 uncertainties or the materiality of any effect such uncertainties may have on our business and operations. Please see “Item 1A. Risk Factors—The outbreak of a novel strain of coronavirus disease (“COVID-19”) has significantly disrupted economic conditions and is adversely affecting our operations, business, financial performance and operating results and may continue to do so” within Oaktree’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2020 filed with the SEC on May 11, 2020.
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
On October 1, 2019, the deconsolidation of entities whose interests were transferred in the Restructuring resulted in decreases in total assets of $1.7 billion, total liabilities of $1.2 billion, and total unitholders capital of $0.5 billion. Additionally, as a result of the Restructuring, our consolidated results of operations for the six months ended June 30, 2020 reflect the activities for only Oaktree Capital I and OCM Cayman, including their related funds and investment vehicles, and do not include the activities for the remaining four Oaktree Operating Group entities, including their related funds and investment vehicles. Accordingly, our consolidated results of operations for the three and six months ended June 30, 2020 are not directly comparable to the three and six months ended June 30, 2019, which included the activities of all six Oaktree Operating Group entities.
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

GAAP Consolidated Results of Operations
The following table sets forth our unaudited condensed consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands, except per unit data)
Revenues:
Management fees	$51,288	$175,103	$92,812	$345,037
Incentive income	41,021	138,380	43,416	234,861
Total revenues	92,309	313,483	136,228	579,898
Expenses:
Compensation and benefits	(30,250)	(109,115)	(62,709)	(223,638)
Equity-based compensation	(3,947)	(22,648)	(9,312)	(36,977)
Incentive income compensation	(14,712)	(73,122)	(15,138)	(125,422)
Total compensation and benefits expense	(48,909)	(204,885)	(87,159)	(386,037)
General and administrative	(5,915)	(50,138)	(12,421)	(97,741)
Depreciation and amortization	(485)	(6,566)	(937)	(13,130)
Consolidated fund expenses	(6,139)	(4,299)	(20,020)	(6,454)
Total expenses	(61,448)	(265,888)	(120,537)	(503,362)
Other income (loss):
Interest expense	(41,721)	(43,995)	(86,333)	(89,760)
Interest and dividend income	70,367	84,648	164,166	176,900
Net realized gain (loss) on consolidated funds’ investments	(38,760)	447	(78,007)	(5,372)
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	102,788	1,814	(223,279)	58,931
Investment income (loss)	67,407	32,835	(42,266)	94,985
Other income (loss), net	(36)	36	16	58
Total other income (loss)	160,045	75,785	(265,703)	235,742
Income (loss) before income taxes	190,906	123,380	(250,012)	312,278
Income taxes	(3,531)	(1,852)	(5,329)	(6,350)
Net income (loss)	187,375	121,528	(255,341)	305,928
Less:
Net (income) loss attributable to non-controlling interests in consolidated funds	(15,738)	(22,240)	160,362	(86,442)
Net (income) loss attributable to non-controlling interests in consolidated subsidiaries	(63,418)	(50,015)	42,299	(116,130)
Net income (loss) attributable to OCG	108,219	49,273	(52,680)	103,356
Net income attributable to preferred unitholders	(6,829)	(6,829)	(13,658)	(13,658)
Net income (loss) attributable to OCG Class A unitholders	$101,390	$42,444	$(66,338)	$89,698

Distributions declared per Class A unit	$—	$1.05	$0.22	$1.80
Net income (loss) per Class A unit (basic and diluted):
Net income (loss) per Class A unit	$1.03	$0.57	$(0.67)	$1.23
Weighted average number of Class A units outstanding	98,677	74,340	98,346	72,994

Second Quarter Ended June 30, 2020 Compared to the Second Quarter Ended June 30, 2019
Revenues
Management Fees
Management fees decreased $123.8 million, or 70.7%, to $51.3 million for the second quarter of 2020, from $175.1 million for the second quarter of 2019. The decrease was primarily attributable to the impact of the Restructuring, which became effective on October 1, 2019.
Incentive Income
Incentive income decreased $97.4 million, or 70.4%, to $41.0 million for the second quarter of 2020, from $138.4 million for the second quarter of 2019. The decline in incentive income was primarily due to lower distributions from closed-end funds that were paying incentive income and the Restructuring. The second quarter of 2019 included $118.7 million from Oaktree Opportunities Fund VIII.
Expenses
Compensation and Benefits
Compensation and benefits expense decreased $78.8 million, or 72.2%, to $30.3 million for the second quarter of 2020, from $109.1 million for the second quarter of 2019. The decline in compensation and benefits expense was primarily due to the Restructuring.
Equity-based Compensation
Equity-based compensation expense decreased $18.7 million, or 82.7%, to $3.9 million for the second quarter of 2020, from $22.6 million for the second quarter of 2019, primarily reflecting the impact of the Restructuring.
Incentive Income Compensation
Incentive income compensation expense decreased $58.4 million, or 79.9%, to $14.7 million for the second quarter of 2020, from $73.1 million for the second quarter of 2019, primarily reflecting the decrease in incentive income.
General and Administrative
General and administrative expense decreased $44.2 million, or 88.2%, to $5.9 million for the second quarter of 2020, from $50.1 million for the second quarter of 2019, primarily reflecting the impact of the Restructuring and costs incurred as part of the Mergers during the second quarter of 2019.
Depreciation and Amortization
Depreciation and amortization expense was $0.5 million and $6.6 million for the second quarter of 2020 and 2019, respectively. The decrease primarily reflected the impact of the Restructuring.
Consolidated Fund Expenses
Consolidated fund expenses increased $1.8 million, or 41.9%, to $6.1 million for the second quarter of 2020, from $4.3 million for the second quarter of 2019. The increase reflects the impact of general costs incurred by our consolidated funds, primarily our consolidated CLO investments, during the second quarter of 2020.
Other Income (Loss)
Interest Expense
Interest expense decreased $2.3 million, or 5.2%, to $41.7 million for the second quarter of 2020, from $44.0 million for the second quarter of 2019. The decrease was primarily attributable to a decline in the underlying benchmark interest rates from the comparable 2019 period, offset by increased borrowings related to our CLO investments.

Interest and Dividend Income
Interest and dividend income decreased $14.2 million, or 16.8%, to $70.4 million for the second quarter of 2020, from $84.6 million for the second quarter of 2019. The decrease was primarily attributable to our consolidated funds.
Net Realized Gain (Loss) on Consolidated Funds’ Investments
Net realized gain (loss) on consolidated funds’ investments decreased $39.2 million, to a loss of $38.8 million for the second quarter of 2020, from a gain of $0.4 million for the second quarter of 2019. The decrease in our net realized gain (loss) reflects our consolidated funds’ performance on investments sold in each period.
Net Change in Unrealized Appreciation on Consolidated Funds’ Investments
Net change in unrealized appreciation on consolidated funds’ investments increased $101.0 million, to $102.8 million for the second quarter of 2020, from $1.8 million for the second quarter of 2019. Excluding the impact of the reversal of net realized gain (loss) on consolidated funds’ investments, the net change in unrealized appreciation on consolidated funds’ investments increased $61.7 million, to $64.0 million for the second quarter of 2020, from $2.3 million for the second quarter of 2019, reflecting our consolidated funds’ overall performance in each period.
Investment Income
Investment income increased $34.6 million, or 105.5%, to $67.4 million for the second quarter of 2020, from $32.8 million for the second quarter of 2019. The increase primarily reflected higher returns on our Credit investments for the second quarter of 2020.
Income Taxes
Income taxes increased $1.6 million, or 84.2%, to $3.5 million for the second quarter of 2020, from $1.9 million for the second quarter of 2019. The increase primarily reflected higher taxable net income attributable to our operations outside of the United States during the second quarter of 2020. Please see the Income Taxes section of “—Understanding Our Results—Consolidation of Oaktree Funds” for details.
Net Income (Loss) Attributable to Non-controlling Interests in Consolidated Funds
Net income (loss) attributable to non-controlling interests in consolidated funds decreased $6.5 million, to a loss of $15.7 million for the second quarter of 2020, from income of $22.2 million for the second quarter of 2019. The decrease reflected our consolidated funds’ performance attributable to third-party investors in each period. These effects are described in more detail under “—Other Income (Loss)” above.
Net Income Attributable to Oaktree Capital Group, LLC Class A Unitholders
Net income attributable to Oaktree Capital Group, LLC Class A unitholders increased $59.0 million, or 139.2%, to $101.4 million for the second quarter of 2020, from $42.4 million for the second quarter of 2019, primarily reflecting our consolidated funds’ performance in each period and the Restructuring.

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019
Revenues
Management Fees
Management fees decreased $252.2 million, or 73.1%, to $92.8 million for the first six months of 2020, from $345.0 million for the first six months of 2019. The decrease was primarily attributable to the impact of the Restructuring, which became effective on October 1, 2019.
Incentive Income
Incentive income decreased $191.5 million, or 81.5%, to $43.4 million for the six months of 2020, from $234.9 million for the first six months of 2019. The decline in incentive income was primarily due to lower distributions from closed-end funds that were paying incentive income and the Restructuring. The first six months of 2019 included $163.7 million from Oaktree Opportunities Fund VIII.
Expenses
Compensation and Benefits
Compensation and benefits expense decreased $160.9 million, or 72.0%, to $62.7 million for the first six months of 2020, from $223.6 million for the first six months of 2019. The decline in compensation and benefits expense was primarily due to the Restructuring.
Equity-based Compensation
Equity-based compensation expense decreased $27.7 million, or 74.9%, to $9.3 million for the first six months of 2020, from $37.0 million for the first six months of 2019, primarily reflecting the impact of the Restructuring.
Incentive Income Compensation
Incentive income compensation expense decreased $110.3 million, or 88.0%, to $15.1 million for the first six months of 2020, from $125.4 million for the first six months of 2019, primarily reflecting the decrease in incentive income.
General and Administrative
General and administrative expense decreased $85.3 million, or 87.3%, to $12.4 million for the first six months of 2020, from $97.7 million for the first six months of 2019, primarily reflecting the impact of the Restructuring and costs incurred as part of the Mergers during the first six months of 2019.
Depreciation and Amortization
Depreciation and amortization expense was $0.9 million and $13.1 million for the first six months of 2020 and 2019, respectively. The decrease primarily reflected the impact of the Restructuring.
Consolidated Fund Expenses
Consolidated fund expenses increased $13.5 million, or 207.7%, to $20.0 million for the first six months of 2020, from $6.5 million for the first six months of 2019. The increase reflects the impact of general costs incurred by our consolidated funds, primarily our consolidated CLO investments, during the first six months of 2020.
Other Income (Loss)
Interest Expense
Interest expense decreased $3.5 million, or 3.9%, to $86.3 million for the first six months of 2020, from $89.8 million for the first six months of 2019. The decrease was primarily attributable to a decline in the underlying benchmark interest rates from the comparable 2019 period, offset by increased borrowings related to our CLO investments.

Interest and Dividend Income
Interest and dividend income decreased $12.7 million, or 7.2%, to $164.2 million for the first six months of 2020, from $176.9 million for the first six months of 2019. The decrease was primarily attributable to our consolidated funds.
Net Realized Loss on Consolidated Funds’ Investments
Net realized loss on consolidated funds’ investments increased $72.6 million, to $78.0 million for the first six months of 2020, from $5.4 million for the first six months of 2019. The increase in our net realized loss reflects our consolidated funds’ performance on investments sold in each period.
Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments decreased $282.2 million, to a loss of $223.3 million for the first six months of 2020, from a gain of $58.9 million for the first six months of 2019. Excluding the impact of the reversal of net realized gain (loss) on consolidated funds’ investments, the net change in unrealized appreciation (depreciation) on consolidated funds’ investments decreased $354.9 million, to a net loss of $301.3 million for the first six months of 2020, from a net gain of $53.6 million for the first six months of 2019, reflecting our consolidated funds’ overall performance in each period.
Investment Income (Loss)
Investment income decreased $137.3 million, or 144.5%, to a loss of $42.3 million for the first six months of 2020, from income of $95.0 million for the first six months of 2019. The decrease primarily reflected lower returns on our Credit and Real Asset investments for the first six months of 2020.
Income Taxes
Income taxes decreased $1.1 million, or 17.2%, to $5.3 million for the first six months of 2020, from $6.4 million for the first six months of 2019. The decrease primarily reflected the deconsolidation of certain corporate taxable entities as part of the Restructuring. Please see the Income Taxes section of “—Understanding Our Results—Consolidation of Oaktree Funds” for details.
Net Income (Loss) Attributable to Non-controlling Interests in Consolidated Funds
Net income (loss) attributable to non-controlling interests in consolidated funds decreased $246.8 million, to a loss of $160.4 million for the first six months of 2020, from income of $86.4 million for the first six months of 2019. The decrease reflected our consolidated funds’ performance attributable to third-party investors in each period. These effects are described in more detail under “—Other Income (Loss)” above.
Net Income (Loss) Attributable to Oaktree Capital Group, LLC Class A Unitholders
Net income (loss) attributable to Oaktree Capital Group, LLC Class A unitholders decreased $156.0 million, or 173.9%, to a loss of $66.3 million for the first six months of 2020, from income of $89.7 million for the first six months of 2019, primarily reflecting our consolidated funds’ performance in each period and the Restructuring.

Operating Metrics
We monitor certain operating metrics that we believe provide important data regarding our business. These operating metrics include incentive-creating AUM, incentives created (fund level), and accrued incentives (fund level).
Incentive-creating AUM
Our incentive-creating AUM is set forth below and includes only incentive-creating AUM generated by our indirect subsidiaries, Oaktree Capital I and OCM Cayman for the periods ended June 30, 2020 and March 31, 2020. Incentive-creating AUM does not include undrawn capital commitments and is set forth below:

	As of
	June 30, 2020	March 31, 2020	June 30, 2019
Incentive-creating AUM:	(in millions)
Closed-end funds	$22,188	$19,766	$28,521
Evergreen funds	3,350	3,564	6,822
DoubleLine	—	—	657
Total	$25,538	$23,330	$36,000
Second Quarter Ended June 30, 2020
Incentive-creating AUM increased $2.2 billion, or 9.4%, to $25.5 billion as of June 30, 2020, from $23.3 billion as of March 31, 2020. This increase reflected $1.8 billion of market-value appreciation, inclusive of the impact of foreign currency fluctuations, and $0.4 billion of net drawdowns and contributions in the second quarter of 2020.
Six Months Ended June 30, 2020
Incentive-creating AUM increased $0.2 billion, or 0.8%, to $25.5 billion as of June 30, 2020, from $25.3 billion as of December 31, 2019. This increase reflected $2.1 billion of net drawdowns and contributions, offset by $2.0 billion attributable to market-value losses, inclusive of the impact of foreign currency fluctuations, during the six months ended June 30, 2020.
Accrued Incentives (Fund Level) and Incentives Created (Fund Level)
Accrued incentives (fund level), gross and net of incentive income compensation expense, as well as changes in accrued incentives (fund level), are set forth below.

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
	2020	2019	2020	2019
Accrued Incentives (Fund Level):	(in thousands)
Beginning balance	$638,698	$1,424,904	$938,806	$1,722,120
Incentives created (fund level):
Closed-end funds	31,828	(2,461)	(198,388)	57,098
Evergreen funds	823	12,303	(4,067)	38,685
DoubleLine	—	1,500	—	3,551
Total incentives created (fund level)	32,651	11,342	(202,455)	99,334
Less: incentive income recognized by us	(59,660)	(141,380)	(124,662)	(526,588)
Ending balance	$611,689	$1,294,866	$611,689	$1,294,866
Accrued incentives (fund level), net of associated incentive income compensation expense	$280,958	$620,495	$280,958	$620,495
As of June 30, 2020 and 2019, the portion of net accrued incentives (fund level) represented by funds that were currently paying incentives was $47.8 million (or 17.0%) and $145.6 million (or 23.5%), respectively, with the remainder arising from funds that as of that date were not at the stage of their cash distribution waterfall where Oaktree was entitled to receive incentives, other than possibly tax-related distributions.

As of June 30, 2020, $206.3 million, or 73.4%, of the net accrued incentives (fund level) were in evergreen or closed-end funds that were incentive paying or in their liquidation period. Please see “—Critical Accounting Policies—Fair Value of Financial Instruments” for a discussion of the fair-value hierarchy level established by GAAP.
Second Quarter Ended June 30, 2020
Incentives created (fund level) was $32.7 million for the second quarter of June 30, 2020, primarily reflecting $28.7 million from Private Equity funds and $3.1 million from Real Asset funds.
Six Months Ended June 30, 2020
Incentives created (fund level) was $(202.4) million for the first six months of 2020, primarily reflecting $(137.9) million from Credit funds and $(55.7) million from Private Equity funds.

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
The following table presents our unaudited condensed consolidating statement of financial condition:

	As of June 30, 2020
	Oaktree and Operating Subsidiaries	Consolidated Funds	Eliminations	Consolidated
	(in thousands)
Assets:
Cash and cash-equivalents	$245,105	$—	$—	$245,105
U.S. Treasury and other securities	67,003	—	—	67,003
Corporate investments	1,340,706	—	(490,621)	850,085
Deferred tax assets	2,990	—	—	2,990
Right-of-use assets	37,824	—	—	37,824
Receivables and other assets	105,057	—	(2,844)	102,213
Assets of consolidated funds	—	7,320,605	(2,295)	7,318,310
Total assets	$1,798,685	$7,320,605	$(495,760)	$8,623,530
Liabilities and Capital:
Liabilities:
Accounts payable and accrued expenses	$111,477	$—	$181	$111,658
Due to affiliates	62,581	—	—	62,581
Debt obligations	—	—	—	—
Operating lease liabilities	43,609	—	—	43,609
Liabilities of consolidated funds	—	6,467,025	(33,652)	6,433,373
Total liabilities	217,667	6,467,025	(33,471)	6,651,221
Non-controlling redeemable interests in consolidated funds	—	—	391,291	391,291
Capital:
Capital attributable to OCG preferred unitholders	400,584	—	—	400,584
Capital attributable to OCG Class A unitholders	734,688	285,001	(285,001)	734,688
Non-controlling interest in consolidated subsidiaries	445,746	177,288	(177,288)	445,746
Non-controlling interest in consolidated funds	—	391,291	(391,291)	—
Total capital	1,581,018	853,580	(853,580)	1,581,018
Total liabilities and capital	$1,798,685	$7,320,605	$(495,760)	$8,623,530

Corporate Investments

	As of
	June 30, 2020	March 31, 2020	June 30, 2019
	(in thousands)
Oaktree funds:
Credit (1)	$894,485	$717,920	$1,022,307
Private Equity	235,438	314,344	283,377
Real Assets	174,958	170,186	366,615
Listed Equities	25,373	19,550	65,700
Non-Oaktree	10,452	9,932	65,618
Total corporate investments – Oaktree and operating subsidiaries	1,340,706	1,231,932	1,803,617
Eliminations	(490,621)	(598,080)	(649,164)
Total corporate investments – Consolidated	$850,085	$633,852	$1,154,453

(1) Includes CLO investment fair value adjustments for GAAP reporting purposes.
Liquidity and Capital Resources
We manage our liquidity and capital requirements by focusing on our cash flows before the consolidation of Oaktree funds and the effect of normal changes in short-term assets and liabilities. Our primary cash flow activities on an unconsolidated basis involve (a) generating cash flow from operations, (b) generating income from investment activities, including strategic investments in certain third parties, (c) funding capital commitments that we have made to Oaktree funds in which we act as general partner, (d) funding our growth initiatives, (e) distributing cash flow to our Class A and OCGH unitholders, (f) borrowings, interest payments and repayments under credit agreements, our senior notes and other borrowing arrangements, and (g) issuances of, and distributions made on, our preferred units. As of June 30, 2020, the Company had $312.1 million of cash and U.S. Treasury and other securities and no outstanding debt. See the Future Sources and Uses of Liquidity section for additional details of Oaktree and its indirect subsidiaries financing activities in 2020.
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
On August 3, 2020, the Company subscribed for a limited partner interest in, and made a capital commitment of, $750 million to Oaktree Opportunities Fund XI, L.P., a parallel investment vehicle thereof or a feeder fund in respect of one of the foregoing (such limited partner interest, the “Opps XI Investment” and such fund entities collectively, “Opps XI”). In order to make the Opps XI Investment, the Company’s sole Class A unitholder, or one of its affiliates, will contribute cash as a capital contribution (the “Opps XI Investment Cash”) as and to the extent required to satisfy the Company’s obligations to Opps XI. The Company will use the Opps XI Investment Cash solely to fund the Opps XI Investment and satisfy its obligations in respect of Opps XI and distributions from the Opps XI Investment are intended for the benefit of the Class A unitholder, subject to applicable law. The Company’s preferred unitholders should not rely on distributions received by the Company in respect of the Company’s Opps XI Investment for payment of dividends or redemption of the preferred units.

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
Significant amounts from our condensed consolidated statements of cash flows for the six months ended June 30, 2020 and 2019 are discussed below.
Operating Activities
Operating activities used $722.9 million and $986.1 million of cash for the first six months of 2020 and 2019, respectively. These amounts principally reflected net income (loss), purchases of securities, net of non-cash adjustments, and net realized and unrealized (gain) loss from consolidated fund investments in each of the respective periods as well as net purchases of securities of the consolidated funds.
Investing Activities
Investing activities used $10.6 million and provided $206.7 million of cash for the first six months of 2020 and 2019, respectively. Net activity from purchases, maturities and sales of U.S. Treasury and other securities included net purchases of $58.1 million and net proceeds of $158.9 million for the first six months of 2020 and 2019, respectively. Corporate investments in funds and companies of $76.4 million and $98.7 million for the first six months of 2020 and 2019, respectively, consisted of the following:

	Six months ended June 30,
	2020	2019
	(in thousands)
Funds	$436,766	$384,313
Eliminated in consolidation	(360,412)	(285,606)
Total investments	$76,354	$98,707

Distributions and proceeds from corporate investments in funds and companies of $124.1 million and $150.8 million for the first six months of 2020 and 2019, respectively, consisted of the following:

	Six months ended June 30,
	2020	2019
	(in thousands)
Funds	$272,654	$380,337
Eliminated in consolidation	(148,508)	(229,555)
Total proceeds	$124,146	$150,782

Purchases of fixed assets were $0.3 million and $4.3 million for the first six months of 2020 and 2019, respectively.
Financing Activities
Financing activities provided $786.7 million and $1.1 billion of cash for the first six months of 2020 and 2019, respectively, and included: (a) net contributions from non-controlling interests of $325.2 million and $44.1 million; (b) distributions to unitholders of $48.7 million and $308.6 million; (c) net capital contributions of $18.7 million and net unit purchases of $10.0 million; (d) proceeds from CLO debt obligations of $842.3 million and $1.9 billion and repayments of $375.8 million and $500.8 million, and (e) payments of debt issuance costs of $2.0 million and $1.9 million. Additionally, the first six months of 2020 included borrowings of $75.4 million and repayments of $48.5 million related to consolidated funds.
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
Debt Financings
On May 19, 2020, Oaktree Capital I, along with certain other Oaktree Operating Group members as co-borrowers, entered into a credit agreement with a subsidiary of Brookfield that provides for a subordinated credit facility maturing on May 19, 2023. The subordinated credit facility has a revolving loan commitment of $250 million and borrowings generally bear interest at a spread to either LIBOR or an alternative base rate. Borrowings on the subordinated credit facility are subordinate to the outstanding debt obligations and borrowings on the primary credit facility of Oaktree Capital I and its co-borrowers as detailed in note 10 to our condensed consolidated financial statements included elsewhere in this quarterly report. Oaktree Capital I is jointly and severally liable, along with its co-obligors for outstanding borrowings on the subordinated credit facility. As set forth in such note 10, the Company’s financial statements generally will not reflect debt obligations, interest expense or related liabilities associated with its operating subsidiaries until such time as Oaktree Capital I directly borrows from the subordinated credit facility. No amounts were outstanding on the subordinated credit facility as of June 30, 2020.

On May 1, 2020, OCM received commitments from certain accredited investors to purchase $250 million of senior unsecured notes that bear a blended 3.68% fixed rate of interest and a weighted average maturity of 2031. The notes are guaranteed by Oaktree Capital I, one of our consolidated subsidiaries, along with Oaktree Capital II and Oaktree AIF, as co-obligors. As OCM is the issuer of such senior unsecured notes, the outstanding principal and interest payments guaranteed by Oaktree Capital I will not be included in our financial statements unless an event of default occurs. The offering closed on July 22, 2020 and OCM received proceeds of $250 million on the closing date.
        In December 2019, our former indirect subsidiaries OCM, Oaktree Capital II, Oaktree AIF, and our indirect subsidiary Oaktree Capital I (collectively, the “Borrowers”) entered into the Fifth Amendment to Credit Agreement (the “Fifth Amendment”), which amended the credit agreement dated as of March 31, 2014 (as amended through and including the Fifth Amendment, the “Credit Agreement”). The Fifth Amendment extended the maturity date of the Credit Agreement from March 29, 2023 to December 13, 2024, increased the revolving credit facility (the “Revolver”) from $500 million to $650 million, provided for the refinancing of the then-outstanding $150 million term loan balance with revolving loans, and provides the Borrowers with the option to extend the new maturity date by one year up to two times if the lenders holding at least 50% of the aggregate amount of the revolving loan commitment thereunder on the date of the Borrowers’ extension request consent to such extension. The Fifth Amendment also favorably updated the commitment fee and interest rate margins in the corporate ratings-based pricing grid, increased the AUM covenant threshold from $60 billion to $65 billion and made certain other amendments to the provisions of the Credit Agreement. Borrowings under the Credit Agreement generally bear interest at a spread to either LIBOR or an alternative base rate. Based on the current credit ratings of OCM, the interest rate on borrowings is LIBOR plus 0.88% per annum and the commitment fee on the unused portions of the Revolver is 0.08% per annum. The Credit Agreement contains customary financial covenants and restrictions, including (after giving effect to the Fifth Amendment) covenants regarding a maximum leverage ratio of 3.50x-to-1.00x and a minimum required level of assets under management (as defined in the credit agreement). As of June 30, 2020, OCM had $150 million of outstanding borrowings under the $650 million revolving credit facility.
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

Contractual Obligations, Commitments and Contingencies
In the ordinary course of business, we and our consolidated funds enter into contractual arrangements that may require future cash payments. The following table sets forth information related to anticipated future cash payments as of June 30, 2020:

	Remainder of 2020	2021-2022	2023-2024	Thereafter	Total
	(in thousands)
Oaktree and Operating Subsidiaries:
Operating lease obligations (1)	$3,987	$14,988	$9,420	$27,484	$55,879
Commitments to Oaktree and third-party funds (2)	259,024	—	—	—	259,024
Subtotal	263,011	14,988	9,420	27,484	314,903
Consolidated Funds:
Debt obligations payable (3)	—	—	—	—	—
Debt obligations of CLOs (3)	—	118,064	—	6,267,683	6,385,747
Interest on debt obligations of CLOs (4)	74,463	295,176	293,838	872,740	1,536,217
Total	$337,474	$428,228	$303,258	$7,167,907	$8,236,867

(1) We lease our office space under agreements that expire periodically through 2031. The table includes both guaranteed and expected minimum lease payments for these leases and does not project other lease-related payments.
(2) These obligations represent commitments by us to provide general partner capital funding to our funds and limited partner capital funding to funds managed by unaffiliated third parties. These amounts are generally due on demand and are therefore presented in the 2020 column. Capital commitments are expected to be called over a period of several years.
(3) These obligations represent future principal payments, gross of debt issuance costs, and for CLOs, the par value.
(4) Interest obligations include accrued interest on outstanding indebtedness. Where applicable, current interest rates are applied to estimate future interest obligations on variable-rate debt.
In some of our service contracts or management agreements, we have agreed to indemnify third-party service providers or separate account clients under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has neither been included in the above table nor recorded in our condensed consolidated financial statements as of June 30, 2020.
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
Price Risk
Impact on Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
As of June 30, 2020, we had investments, at fair value of $6.6 billion related to our consolidated funds, primarily consisting of investments held by our CLOs. We estimate that a 10% decline in market values would result in a decrease in unrealized appreciation (depreciation) on the consolidated funds’ investments of $663.4 million. Of this decline, approximately $222.1 million would impact net income and $136.9 million would impact net income attributable to OCG Class A unitholders, with the remainder attributable to non-controlling interests and third-party debt holders in our CLOs. The magnitude of the impact on net income is largely affected by the percentage of our equity ownership interest and levered nature of our CLO investments.
Impact on Management Fees (before consolidation of funds)
Management fees are generally assessed in the case of (a) our open-end and evergreen funds, based on NAV, and (b) our closed-end funds, based on committed capital, drawn capital or cost basis during the investment period and, during the liquidation period, based on the lesser of (i) the total funded committed capital or (ii) the cost basis of assets remaining in the fund. Management fees are affected by changes in market values to the extent they are based on NAV. For the six months ended June 30, 2020 and 2019, NAV-based management fees represented approximately 4% and 36%, respectively, of total management fees. Based on investments held as of June 30, 2020, we estimate that a 10% decline in market values of the investments held in our funds would result in an approximate $0.2 million decrease in the amount of quarterly management fees. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds, the timing of fund flows, or the impact on our sub-advisory fees which are excluded from this analysis.
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
Impact on Investment Income (before consolidation of funds)
Investment income or loss arises from our pro-rata share of income or loss from our investments, generally in our capacity as general partner in our funds and as an investor in our CLOs and third-party managed funds or companies. This income is directly affected by changes in market risk factors. Based on investments held as of June 30, 2020, a 10% decline in fair values of the investments held in our funds and other holdings would result in a $322.7 million decrease in the amount of investment income. The estimated decline of $322.7 million is greater than 10% of the June 30, 2020 corporate investments balance primarily due to the levered nature of our CLO investments. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds, the timing of fund flows or the timing of new investments or realizations.
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
We estimate that for the six months ended June 30, 2020, without considering the impact of derivative instruments, corporate investments or consolidated funds, a 10% decline in the average exchange rate of the U.S. dollar would have resulted in the following approximate effects on our operating results:
•our management fees (relating to (a) and (b) above) would have increased by $9.9 million;
•our operating expenses would have increased by $8.7 million;
•OCGH interest in net income of consolidated subsidiaries would have decreased by $0.3 million; and
•our income tax expense would have decreased by $0.1 million.
These movements would have increased our net income attributable to OCG Class A unitholders by $1.6 million.
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
Interest-rate Risk
As of June 30, 2020, the Company and its operating subsidiaries had no debt obligations outstanding under the three senior notes issuances and two revolving credit facilities in its condensed consolidated statements of financial condition for which it is jointly and severally liable. Each senior notes issuance accrues interest at a fixed rate. The revolving credit facilities accrue interest at a variable rate. Of the $0.3 billion of aggregate cash and U.S. Treasury and other securities as of June 30, 2020, we estimate that the Company and its operating subsidiaries would generate an additional $3.1 million in interest income on an annualized basis as a result of a 100-basis point increase in interest rates.
Our consolidated funds have debt obligations, most of which accrue interest at variable rates. Changes in these rates would affect the amount of interest payments that our funds would have to make, impacting future earnings and cash flows. As of June 30, 2020, the consolidated funds had $5.3 billion of principal or par value, as applicable, outstanding under these debt obligations. We estimate that interest expense relating to variable-rate debt would increase on an annualized basis by $53.0 million in the event interest rates were to increase by 100 basis points.
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
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, please see the information under “Risk Factors” in our annual report and in our quarterly report on Form 10-Q for the quarter ended March 31, 2020. There have been no material changes to the risk factors disclosed in those reports.
The risks described in our annual report and in the quarterly report referenced above are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Under our operating agreement, we issue one Class B unit for each OCGH unit issued. Accordingly, we issued 295,000 Class B units to OCGH on April 9, 2020, which corresponded to the number of OCGH units issued by OCGH pursuant to our 2011 Equity Incentive Plan, subject to time-based vesting.
No purchase price was paid by OCGH to the Company for the issuances of the Class B units to OCGH. These issuances, to the extent they constitute sales, were exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act, as transactions by an issuer not involving any public offering.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
On August 3, 2020, the Company subscribed for a limited partner interest in, and made a capital commitment of, $750 million to Oaktree Opportunities Fund XI, L.P., a parallel investment vehicle thereof or a feeder fund in respect of one of the foregoing (such limited partner interest, the “Opps XI Investment” and such fund entities collectively, “Opps XI”). In order to make the Opps XI Investment, the Company’s sole Class A unitholder, or one of its affiliates, will contribute cash as a capital contribution (the “Opps XI Investment Cash”) as and to the extent required to satisfy the Company’s obligations to Opps XI. The Company will use the Opps XI Investment Cash solely to fund the Opps XI Investment and satisfy its obligations in respect of Opps XI and distributions from the Opps XI Investment are intended for the benefit of the Class A unitholder, subject to applicable law. The Company’s preferred unitholders should not rely on distributions received by the Company in respect of the Company’s Opps XI Investment for payment of dividends or redemption of the preferred units.

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
Date: August 7, 2020

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

4.1	Instrument defining the rights of a holder of long-term debt is omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. Registrant agrees to furnish a copy to the SEC upon request.

10.1	Letter Agreement among the registrant, Oaktree Capital Group Holdings, L.P. and Brookfield US Holdings, Inc. dated August 3, 2020. †

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. †

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

† Furnished herewith