Form 10-Q
period 2020-09-30
Oaktree Capital Group, LLC
filed 2020-11-06
CIK 1403528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
FORM 10-Q
________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2020
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of November 4, 2020, there were 98,677,040 Class A units and 61,370,607 Class B units of the registrant outstanding.

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
In addition to factors previously disclosed in Oaktree Capital Group, LLC’s (“OCG”) reports filed with securities regulators in the United States and those identified elsewhere in this quarterly report, the following factors, among others, could cause actual results to differ materially from forward-looking statements and information or historical performance: course and severity of the COVID-19 pandemic and its direct and indirect business impacts; business disruptions resulting from the completion of the merger between an affiliate of Brookfield Asset Management Inc. and OCG that closed on September 30, 2019 that will impact OCG’s business, including current plans and operations; potential adverse reactions or changes to business relationships resulting from the completion of the merger; certain legal or regulatory restrictions resulting from the completion of the merger that may impact OCG’s ability to pursue certain business opportunities or strategic transactions; the ability of OCG to retain and hire key personnel; the continued availability of capital and financing following the merger; the business, economic and political conditions in the markets in which OCG operates; changes in OCG’s anticipated revenue and income, which are inherently volatile; changes in the value of OCG’s investments; the termination or amendment (including fee amendments) of certain service or sub-advisory agreements that generate revenues for OCG that are between OCG and its subsidiaries on the one hand and certain affiliates of OCG on the other hand; the pace of OCG’s raising of new funds; changes in assets under management; the timing and receipt of, and impact of taxes on, carried interest; distributions from and liquidation of OCG’s existing funds; the amount and timing of distributions on OCG’s preferred units; changes in OCG’s operating or other expenses; the degree to which OCG encounters competition; and general political, economic and market conditions.
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
“senior executives” refers collectively to Howard S. Marks, Bruce A. Karsh, Jay S. Wintrob, John B. Frank and Sheldon M. Stone.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Financial Condition (Unaudited)
($ in thousands)

	As of
	September 30, 2020	December 31, 2019
Assets
Cash and cash-equivalents	$204,522	$323,550
U.S. Treasury and other securities	9,150	9,232
Corporate investments (includes $19,169 and $34,934 measured at fair value as of September 30, 2020 and December 31, 2019, respectively)	915,697	709,137
Due from affiliates	69,536	164,189
Deferred tax assets	3,019	3,096
Right-of-use assets	37,605	39,702
Other assets	44,477	41,198
Assets of consolidated funds:
Cash and cash-equivalents	846,788	518,243
Investments, at fair value	6,880,386	7,358,409
Dividends and interest receivable	25,339	25,058
Receivable for securities sold	69,072	58,622
Derivative assets, at fair value	339	6,890
Other assets, net	12,774	7,436
Total assets	$9,118,704	$9,264,762
Liabilities and Unitholders’ Capital
Liabilities:
Accrued compensation expense	$96,119	$130,818
Accounts payable, accrued expenses and other liabilities	8,855	11,316
Due to affiliates	47,750	87,063
Debt obligations (Note 10)	—	—
Operating lease liabilities	43,500	45,793
Liabilities of consolidated funds:
Accounts payable, accrued expenses and other liabilities	80,987	89,937
Payables for securities purchased	341,541	367,983
Derivative liabilities, at fair value	546	2,551
Distributions payable	95	34,434
Borrowings under credit facilities	—	158,477
Debt obligations of CLOs	6,241,881	5,767,999
Total liabilities	6,861,274	6,696,371
Commitments and contingencies (Note 17)
Non-controlling redeemable interests in consolidated funds	644,880	866,222
Unitholders’ capital:
Series A preferred units, 7,200,000 units issued and outstanding as of September 30, 2020 and December 31, 2019	173,669	173,669
Series B preferred units, 9,400,000 units issued and outstanding as of September 30, 2020 and December 31, 2019	226,915	226,915
Class A units, no par value, unlimited units authorized, 98,677,040 and 97,967,255 units issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	—	—
Class B units, no par value, unlimited units authorized, 61,383,742 and 61,793,286 units issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	—	—
Paid-in capital	817,504	750,299
Retained earnings (accumulated deficit)	(39,267)	51,534
Accumulated other comprehensive loss	(10,179)	(3,501)
Unitholders’ capital attributable to Oaktree Capital Group, LLC	1,168,642	1,198,916
Non-controlling interests in consolidated subsidiaries	443,908	503,253
Total unitholders’ capital	1,612,550	1,702,169
Total liabilities and unitholders’ capital	$9,118,704	$9,264,762
Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per unit amounts)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenues:
Management fees	$45,466	$179,761	$138,278	$524,798
Incentive income	116	25,429	43,532	260,290
Total revenues	45,582	205,190	181,810	785,088
Expenses:
Compensation and benefits	(33,659)	(111,281)	(96,368)	(334,919)
Equity-based compensation	(4,068)	(22,779)	(13,380)	(59,756)
Incentive income compensation	(474)	(11,427)	(15,612)	(136,849)
Total compensation and benefits expense	(38,201)	(145,487)	(125,360)	(531,524)
General and administrative	(6,395)	(86,851)	(18,816)	(184,592)
Depreciation and amortization	(561)	(6,602)	(1,498)	(19,732)
Consolidated fund expenses	(11,706)	(6,540)	(31,726)	(12,994)
Total expenses	(56,863)	(245,480)	(177,400)	(748,842)
Other income (loss):
Interest expense	(35,420)	(59,883)	(121,753)	(149,643)
Interest and dividend income	74,128	101,882	238,294	278,782
Net realized gain (loss) on consolidated funds’ investments	(19,635)	(3,664)	(97,642)	(9,036)
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	533	(40,964)	(222,746)	17,967
Investment income (loss)	60,296	26,819	18,030	121,804
Other income (loss), net	43	—	59	58
Total other income (loss)	79,945	24,190	(185,758)	259,932
Income (loss) before income taxes	68,664	(16,100)	(181,348)	296,178
Income taxes	(1,170)	(4,798)	(6,499)	(11,148)
Net income (loss)	67,494	(20,898)	(187,847)	285,030
Less:
Net (income) loss attributable to non-controlling interests in consolidated funds	13,882	4,208	174,244	(82,234)
Net (income) loss attributable to non-controlling interests in consolidated subsidiaries	(28,993)	6,871	13,306	(109,259)
Net income (loss) attributable to Oaktree Capital Group, LLC	52,383	(9,819)	(297)	93,537
Net income attributable to preferred unitholders	(6,829)	(6,829)	(20,487)	(20,487)
Net income (loss) attributable to Oaktree Capital Group, LLC Class A unitholders	$45,554	$(16,648)	$(20,784)	$73,050

Distributions declared per Class A unit	$0.49	$3.13	$0.71	$4.93
Net income (loss) per Class A unit (basic and diluted):
Net income (loss) per Class A unit	$0.46	$(0.22)	$(0.21)	$0.99
Weighted average number of Class A units outstanding	98,677	75,995	98,457	74,005

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Net income (loss)	$67,494	$(20,898)	$(187,847)	$285,030
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(5,919)	(5,780)	(10,816)	(2,411)
Other comprehensive loss, net of tax	(5,919)	(5,780)	(10,816)	(2,411)
Total comprehensive income (loss)	61,575	(26,678)	(198,663)	282,619
Less:
Comprehensive (income) loss attributable to non-controlling interests in consolidated funds	13,882	4,208	174,244	(82,234)
Comprehensive (income) loss attributable to non-controlling interests in consolidated subsidiaries	(26,724)	8,725	17,444	(109,423)
Comprehensive income (loss) attributable to OCG	48,733	(13,745)	(6,975)	90,962
Comprehensive income attributable to preferred unitholders	(6,829)	(6,829)	(20,487)	(20,487)
Comprehensive income (loss) attributable to OCG Class A unitholders	$41,904	$(20,574)	$(27,462)	$70,475

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine months ended September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(187,847)	$285,030
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income	(18,030)	(121,804)
Depreciation and amortization	1,498	19,732
Equity-based compensation	13,380	59,756
Net realized and unrealized (gain) loss from consolidated funds’ investments	320,388	(8,931)
Accretion of original issue and market discount of consolidated funds’ investments, net	(17,645)	(4,305)
Income distributions from corporate investments in funds and companies	23,334	123,911
Other non-cash items	104	3,295
Cash flows due to changes in operating assets and liabilities:
Decrease in deferred tax assets	6	—
(Increase) decrease in other assets	787	(3,883)
Decrease in net due from affiliates	57,631	281,791
Decrease in accrued compensation expense	(34,983)	(191,859)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(3,894)	65,325
Cash flows due to changes in operating assets and liabilities of consolidated funds:
(Increase) decrease in dividends and interest receivable	23,967	(8,437)
(Increase) decrease in due from brokers	(8,221)	11,476
Increase in receivables for securities sold	(28,354)	(27,609)
Increase in other assets	(6,426)	(7,074)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(14,681)	26,111
Increase (decrease) in payables for securities purchased	(17,003)	123,853
Purchases of securities	(3,030,232)	(5,571,689)
Proceeds from maturities and sales of securities	2,150,565	2,149,132
Net cash used in operating activities	(775,656)	(2,796,179)
Cash flows from investing activities:
Purchases of U.S. Treasury and other securities	(35,731)	(602,600)
Proceeds from maturities and sales of U.S. Treasury and other securities	35,631	1,124,951
Corporate investments in funds and companies	(196,949)	(254,478)
Distributions and proceeds from corporate investments in funds and companies	229,543	373,916
Purchases of fixed assets	(315)	(6,366)
Net cash provided by investing activities	32,179	635,423

(continued)

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) — (Continued)
(in thousands)

	Nine months ended September 30,
	2020	2019
Cash flows from financing activities:
Capital contributions, net	$56,023	$—
Repurchase and cancellation of units	—	(12,191)
Distributions to Class A unitholders	(69,797)	(436,494)
Distributions to OCGH unitholders	(43,678)	(358,455)
Distributions to preferred unitholders	(20,487)	(20,487)
Distributions to non-controlling interests	—	(3,421)
Cash flows from financing activities of consolidated funds:
Contributions from non-controlling interests	863,893	519,684
Distributions to non-controlling interests	(217,851)	(107,071)
Proceeds from debt obligations issued by CLOs	1,030,422	3,892,380
Payment of debt issuance costs	(2,780)	(3,070)
Repayment on debt obligations issued by CLOs	(559,694)	(1,188,452)
Borrowings on credit facilities	75,380	505,521
Repayments on credit facilities	(48,490)	(372,000)
Net cash provided by financing activities	1,062,941	2,415,944
Effect of exchange rate changes on cash	(8,799)	(12,078)
Net increase in cash and cash-equivalents	310,665	243,110
Deconsolidation of funds	(101,148)	(102,839)
Cash and cash-equivalents, beginning balance	841,793	831,727
Cash and cash-equivalents, ending balance	$1,051,310	$971,998

Reconciliation of cash and cash-equivalents
Cash and cash-equivalents – Oaktree	$204,522	$356,431
Cash and cash-equivalents – consolidated funds	846,788	615,567
Total cash and cash-equivalents	$1,051,310	$971,998

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Changes in Unitholders’ Capital (Unaudited)
(in thousands)

	Oaktree Capital Group, LLC							Non-controlling Interests in Consolidated Subsidiaries	Total Unitholders’ Capital
	Class A Units	Class B Units	Series A Preferred Units	Series B Preferred Units	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)

Unitholders’ capital as of June 30, 2020	98,677	61,386	$173,669	$226,915	$777,686	$(36,469)	$(6,529)	$445,746	$1,581,018
Activity for the three months ended:
Cancellation of units associated with forfeitures	—	(2)	—	—	—	—	—	—	—
Capital contributions	—	—	—	—	37,500	—	—	—	37,500
Equity reallocation between controlling and non-controlling interests	—	—	—	—	(184)	—	—	(39)	(223)
Capital increase related to equity-based compensation	—	—	—	—	2,502	—	—	1,556	4,058
Distributions declared	—	—	(2,981)	(3,848)	—	(48,352)	—	(30,079)	(85,260)
Net income	—	—	2,981	3,848	—	45,554	—	28,993	81,376
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(3,650)	(2,269)	(5,919)
Unitholders’ capital as of September 30, 2020	98,677	61,384	$173,669	$226,915	$817,504	$(39,267)	$(10,179)	$443,908	$1,612,550

	Oaktree Capital Group, LLC							Non-controlling Interests in Consolidated Subsidiaries	Total Unitholders’ Capital
	Class A Units	Class B Units	Series A Preferred Units	Series B Preferred Units	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)

Unitholders’ capital as of December 31, 2019	97,967	61,793	$173,669	$226,915	$750,299	$51,534	$(3,501)	$503,253	$1,702,169
Activity for the nine months ended:
Adoption of new accounting guidance (ASU 2016-13)	—	—	—	—	—	(220)	—	(136)	(356)
Net issuance of units	—	319	—	—	—	—	—	—	—
Unit exchange	710	(710)	—	—	—	—	—	—	—
Cancellation of units associated with forfeitures	—	(18)	—	—	—	—	—	—	—
Capital contributions	—	—	—	—	57,317	—	—	—	57,317
Equity reallocation between controlling and non-controlling interests	—	—	—	—	1,829	—	—	(3,124)	(1,295)
Capital increase related to equity-based compensation	—	—	—	—	8,059	—	—	5,037	13,096
Distributions declared	—	—	(8,943)	(11,544)	—	(69,797)	—	(43,678)	(133,962)
Net income (loss)	—	—	8,943	11,544	—	(20,784)	—	(13,306)	(13,603)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(6,678)	(4,138)	(10,816)
Unitholders’ capital as of September 30, 2020	98,677	61,384	$173,669	$226,915	$817,504	$(39,267)	$(10,179)	$443,908	$1,612,550

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Changes in Unitholders’ Capital (Unaudited)
(in thousands)

	Oaktree Capital Group, LLC							Non-controlling Interests in Consolidated Subsidiaries	Total Unitholders’ Capital
	Class A Units	Class B Units	Series A Preferred Units	Series B Preferred Units	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)

Unitholders’ capital as of June 30, 2019	75,649	84,001	$173,669	$226,915	$937,880	$60,056	$2,404	$1,022,739	$2,423,663
Activity for the three months ended:
Net issuance of units	25,529	3,675	—	—	—	—	—	—	—
Cancellation of units	(3,122)	(200)	—	—	—	—	—	—	—
Repurchase and cancellation of units	(89)	(25,330)	—	—	(941)	—	—	(1,298)	(2,239)
Deferred tax effect resulting from the purchase of OCGH units	—	—	—	—	212,017	—	—	—	212,017
Equity reallocation between controlling and non-controlling interests	—	—	—	—	267,715	—	—	(267,715)	—
Capital increase related to equity-based compensation	—	—	—	—	12,699	—	—	13,981	26,680
Distributions declared	—	—	(2,981)	(3,848)	(262,761)	(43,408)	—	(194,897)	(507,895)
Net income	—	—	2,981	3,848	—	(16,648)	—	(6,871)	(16,690)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(3,926)	(1,854)	(5,780)
Unitholders’ capital as of September 30, 2019	97,967	62,146	$173,669	$226,915	$1,166,609	$—	$(1,522)	$564,085	$2,129,756

	Oaktree Capital Group, LLC							Non-controlling Interests in Consolidated Subsidiaries	Total Unitholders’ Capital
	Class A Units	Class B Units	Series A Preferred Units	Series B Preferred Units	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
Unitholders’ capital as of December 31, 2018	71,662	85,472	$173,669	$226,915	$893,043	$100,683	$1,053	$1,092,354	$2,487,717
Activity for the nine months ended:
Issuance of units	29,713	5,113	—	—	—	—	—	—	—
Cancellation of units associated with forfeitures	(27)	(119)	—	—	—	—	—	—	—
Cancellation of units	(3,122)	(2,917)	—	—	—	—	—	—	—
Repurchase and cancellation of units	(259)	(25,403)	—	—	(8,378)	—	—	(3,813)	(12,191)
Deferred tax effect resulting from the purchase of OCGH units	—	—	—	—	212,017	—	—	—	212,017
Equity reallocation between controlling and non-controlling interests	—	—	—	—	304,280	—	—	(304,280)	—
Capital increase related to equity-based compensation	—	—	—	—	28,408	—	—	32,277	60,685
Distributions declared	—	—	(8,943)	(11,544)	(262,761)	(173,733)	—	(361,876)	(818,857)
Net income	—	—	8,943	11,544	—	73,050	—	109,259	202,796
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(2,575)	164	(2,411)
Unitholders’ capital as of September 30, 2019	97,967	62,146	$173,669	$226,915	$1,166,609	$—	$(1,522)	$564,085	$2,129,756

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2020
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
September 30, 2020
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
September 30, 2020
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
The Restructuring was a transfer of assets among entities under common control, since both the transferring and receiving entities are under control of OCGH. Accordingly, the assets and liabilities were removed at book value and the transfer did not result in a gain or loss to the Company. The deconsolidation of the Oaktree Operating Group entities whose interests were transferred in the Restructuring was accounted for prospectively and did not require a recast of the Company's historical financial information. On October 1, 2019, the deconsolidation of entities whose interests were transferred in the Restructuring resulted in decreases in total assets of $1.7 billion, total liabilities of $1.2 billion, and total unitholders capital of $0.5 billion. Additionally, as a result of the Restructuring, our consolidated results of operations for the nine months ended September 30, 2020 reflect the activities for Oaktree Capital I and OCM Cayman, including their related funds and investment vehicles, and do not include the activities for the remaining four Oaktree Operating Group entities, including their related funds and investment vehicles. As a result of the Restructuring, our consolidated results of operations for the three and nine months ended September 30, 2020 are not directly comparable to the three and nine months ended September 30, 2019, which included the activities of all six Oaktree Operating Group entities.
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
September 30, 2020
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
September 30, 2020
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
September 30, 2020
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
September 30, 2020
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
September 30, 2020
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
September 30, 2020
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
Revenue Recognition
The Company earns management fees and incentive income from the investment advisory services it provides to its customers. Revenue is recognized when control of the promised services is transferred to customers in an amount that reflects the consideration the Company expects to receive in exchange for those services. The Company typically enters into contracts with investment funds to provide investment management and administrative services. These services are generally capable of being distinct and each is accounted for as separate performance obligations comprised of distinct service periods because the services are performed over time. The Company determined that for accounting purposes, based on certain facts and circumstances specific to each investment fund structure, that either the investment fund or individual investors may be considered the customer with respect to commingled funds, while the individual investors are the customers with respect to separate account and fund-of-one vehicles. The Company receives management fees and/or incentive income with respect to its investment management services, and it is reimbursed by the funds for expenses incurred or paid on behalf of the funds with respect to its investment advisory services and its administrative services. The Company evaluates whether it is the principal (i.e., report as management fees on a gross basis) or agent (i.e., report as management fees on a net basis) with respect to each performance obligation and associated reimbursement arrangements. The Company has elected to apply the variable consideration exemption for its fee arrangements with its customers. Please see note 3 for more information on revenues.
Management Fees
Management fees are recognized over the period in which the investment management services are performed because customers simultaneously consume and receive benefits that are satisfied over time. The contractual terms of management fees generally vary by fund structure. For closed-end funds, the management fee rate is applied against committed capital, drawn capital or cost basis during the fund’s investment period and the

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2020
($ in thousands, except where noted)
lesser of total funded capital or cost basis of assets in the liquidation period. For closed-end funds that pay management fees based on committed capital, the Company may elect to delay the start of the fund’s investment period and thus its full management fees, in which case it earns management fees based on drawn capital, and in certain cases outstanding borrowings under a fund-level credit facility made in lieu of drawing capital, until the Company elects to start the fund’s investment period. The Company’s right to receive management fees typically ends after 10 or 11 years from either the initial closing date or the start of the investment period, even if assets remain in the fund. In the case of CLOs, the management fee is based on the aggregate par value of collateral assets and principal cash, as defined in the applicable CLO indentures, and a portion of the management fees is dependent on the sufficiency of the particular vehicle’s cash flow. For open-end and evergreen funds, the management fee is generally based on the NAV of the fund. For the BDCs, the management fee is based on gross assets (including assets acquired with leverage), net of cash. In the case of certain open-end fund accounts, the Company has the potential to earn performance-based fees, typically in reference to a relevant benchmark index or hurdle rate, which are classified as management fees. The Company also earns quarterly incentive fees on the investment income from certain evergreen funds, such as the BDCs and other fund accounts, which are generally recurring in nature and reflected as management fees.
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
September 30, 2020
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
September 30, 2020
($ in thousands, except where noted)
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
September 30, 2020
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
September 30, 2020
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
September 30, 2020
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
September 30, 2020
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
September 30, 2020
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
September 30, 2020
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
Revenues are affected by economic factors related to the asset class composition of the holdings and the contractual terms such as the basis for calculating the management fees and investors’ ability to redeem. Revenues by fund structure and sub-advisory fees are set forth below.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Management Fees
Closed-end	$765	$120,462	$1,404	$345,091
Open-end	2,553	29,990	6,808	90,480
Evergreen	—	29,309	—	89,227
Sub-advisory fees	42,148	—	130,066	—
Total	$45,466	$179,761	$138,278	$524,798

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Incentive Income
Closed-end and Evergreen	$116	$25,429	$43,532	$260,290
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
The table below sets forth contract balances for the periods indicated:

	As of
	September 30, 2020	December 31, 2019

Receivables	$59,184	$65,346
Contract assets (1)	—	73,907
Contract liabilities	(100)	—

(1)    The changes in the balances primarily related to accruals, net of payments received.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2020
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
Consolidated VIEs
As of September 30, 2020, the Company consolidated 22 VIEs for which it was the primary beneficiary, including 9 funds managed by Oaktree and 13 CLOs for which Oaktree serves as collateral manager. As of December 31, 2019, the Company consolidated 22 VIEs.
As of September 30, 2020, the assets and liabilities of the 22 consolidated VIEs representing funds and CLOs amounted to $7.4 billion and $6.6 billion, respectively. The assets of these consolidated VIEs primarily consisted of investments in debt and equity securities, while their liabilities primarily represented debt obligations issued by CLOs. The assets of these VIEs may be used only to settle obligations of the same VIE. In addition, there is no recourse to the Company for the VIEs’ liabilities. In exchange for managing either the funds’ or CLOs’ collateral, the Company typically earns management fees and may earn performance fees, all of which are eliminated in consolidation. As of September 30, 2020, the Company’s investments in consolidated VIEs had a carrying value of $538.6 million, which represented its maximum risk of loss as of that date. The Company’s investments in CLOs are generally subordinated to other interests in the CLOs and entitle the Company to receive a pro-rata portion of the residual cash flows, if any, from the CLOs. Please see note 10 for more information on CLO debt obligations.
Unconsolidated VIEs
The Company holds variable interests in certain VIEs in the form of direct equity interests that are not consolidated because it is not the primary beneficiary, inasmuch as its fee arrangements are considered at-market and it does not hold interests in those entities that are considered more than insignificant.
The carrying value of the Company’s investments in VIEs that were not consolidated are shown below.

	Carrying Value as of
	September 30, 2020	December 31, 2019

Corporate investments	$818,387	$693,090
Due from affiliates	2,441	87,524
Maximum exposure to loss	$820,828	$780,614

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2020
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
Corporate investments consisted of the following:

	As of
Corporate Investments	September 30, 2020	December 31, 2019

Equity-method investments:
Funds	$892,363	$670,348
Companies	4,165	3,855
Other investments, at fair value	19,169	34,934
Total corporate investments	$915,697	$709,137
The components of investment income (loss) are set forth below:

	Three months ended September 30,		Nine months ended September 30,
Investment Income (Loss)	2020	2019	2020	2019

Equity-method investments:
Funds	$63,225	$(12,106)	$29,114	$45,211
Companies	(13)	20,108	309	56,919
Other investments, at fair value	(2,916)	18,817	(11,393)	19,674
Total investment income (loss)	$60,296	$26,819	$18,030	$121,804

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
Each reporting period, the Company evaluates each of its equity-method investments to determine if any are considered significant, as defined by the SEC. For the nine months ended September 30, 2020, no individual equity-method investment met the significance criteria.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2020
($ in thousands, except where noted)
Summarized financial information of the Company’s equity-method investments is set forth below.

	Three months ended September 30,		Nine months ended September 30,
Statements of Operations	2020	2019	2020	2019
Revenues / investment income	$268,389	$353,289	$1,057,398	$1,584,552
Interest expense	(14,093)	(54,329)	(108,679)	(185,227)
Other expenses	(97,358)	(157,878)	(503,361)	(639,180)
Net realized and unrealized gain (loss) on investments	2,628,272	(204,820)	77,518	916,097
Net income (loss)	$2,785,210	$(63,738)	$522,876	$1,676,242
Other Investments, at Fair Value
Other investments, at fair value primarily consist of (a) investments in certain Oaktree and non-Oaktree funds for which the fair value option of accounting has been elected (b) non-investment grade debt securities, and (c) derivatives utilized to hedge the Company’s exposure to investment income earned from its funds.
The following table summarizes net gains (losses) attributable to the Company’s other investments:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Realized gain (loss)	$(1,479)	$1,345	$2,024	$7,656
Net change in unrealized gain (loss)	(1,437)	17,472	(13,417)	12,018
Total gain (loss)	$(2,916)	$18,817	$(11,393)	$19,674

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2020
($ in thousands, except where noted)
Investments of Consolidated Funds
Investments, at Fair Value
Investments held and securities sold short by the consolidated funds are summarized below:

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
United States:
Debt securities:
Communication services	$543,145	$464,356	7.9%	6.4%
Consumer discretionary	522,455	508,701	7.6	6.9
Consumer staples	111,420	92,102	1.6	1.3
Energy	159,035	223,671	2.3	3.0
Financials	284,167	355,113	4.1	4.8
Health care	462,806	512,864	6.7	7.0
Industrials	611,730	563,920	8.9	7.7
Information technology	463,968	524,390	6.7	7.1
Materials	264,482	294,300	3.8	4.0
Real estate	107,667	204,933	1.6	2.8
Utilities	247,323	216,053	3.6	2.9
Other	6,479	—	0.1	—
Total debt securities (cost: $3,923,050 and $3,981,956 as of September 30, 2020 and December 31, 2019, respectively)	3,784,677	3,960,403	54.9	53.9
Equity securities:
Communication services	56	312	0.0	0.0
Consumer discretionary	208	658	0.0	0.0
Energy	644	256	0.0	0.0
Materials	177	—	0.0	—
Utilities	87,344	130,671	1.3	1.8
Total equity securities (cost: $151,756 and $137,149 as of September 30, 2020 and December 31, 2019, respectively)	88,429	131,897	1.3	1.8
Real estate:
Real estate	5,877	230,741	0.1	3.1
Total real estate securities (cost: $5,841 and $230,741 as of September 30, 2020 and December 31, 2019, respectively)	5,877	230,741	0.1	3.1

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2020
($ in thousands, except where noted)

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Europe:
Debt securities:
Communication services	$408,850	$469,822	5.9%	6.4%
Consumer discretionary	662,805	659,001	9.6	9.0
Consumer staples	197,048	178,609	2.9	2.4
Energy	2,218	11,316	0.0	0.2
Financials	74,245	101,933	1.1	1.4
Health care	607,634	579,765	8.8	7.9
Industrials	414,309	362,120	6.0	4.9
Information technology	218,339	177,152	3.2	2.4
Materials	256,196	230,289	3.7	3.1
Real estate	17,196	96,315	0.2	1.3
Utilities	6,815	3,852	0.1	0.1
Other	3,771	—	0.1	—
Total debt securities (cost: $2,959,485 and $2,876,531 as of September 30, 2020 and December 31, 2019, respectively)	2,869,426	2,870,174	41.6	39.1
Equity securities:
Consumer discretionary	—	94	—	0.0
Total equity securities (cost: $0 and $1,227 as of September 30, 2020 and December 31, 2019, respectively)	—	94	—	0.0
Asia and other:
Debt securities:
Communication services	22,921	15,750	0.3	0.2
Consumer discretionary	34,482	40,073	0.5	0.5
Consumer staples	19,848	11,545	0.3	0.2
Energy	4,210	13,471	0.1	0.1
Financials	8,047	10,313	0.1	0.1
Government	—	917	—	0.0
Health care	3,360	8,923	0.0	0.1
Industrials	19,918	31,814	0.3	0.4
Information technology	2,754	5,639	0.0	0.1
Materials	4,132	5,604	0.1	0.1
Real estate	597	751	0.0	0.0
Utilities	5,862	20,300	0.1	0.3
Other	5,846	—	0.1	—
Total debt securities (cost: $136,417 and $164,650 as of September 30, 2020 and December 31, 2019, respectively)	131,977	165,100	1.9	2.2

Total debt securities	6,786,080	6,995,677	98.6	95.1
Total equity securities	88,429	131,991	1.3	1.8
Total real estate	5,877	230,741	0.1	3.1
Total investments, at fair value	$6,880,386	$7,358,409	100.0%	100.0%
As of September 30, 2020 and December 31, 2019, no single issuer or investment had a fair value that exceeded 5% of Oaktree’s total consolidated net assets.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2020
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
The following table summarizes net gains (losses) from investment activities:

	Three months ended September 30,
	2020		2019
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Investments and other financial instruments	$(19,781)	$118,110	$636	$(14,910)
CLO liabilities (1)	—	(117,948)	—	(25,778)
Foreign-currency forward contracts (2)	192	417	(4,300)	(276)
Total-return and interest-rate swaps (2)	68	(6)	—	—
Options and futures (2)	(114)	(40)	—	—
Total	$(19,635)	$533	$(3,664)	$(40,964)

	Nine months ended September 30,
	2020		2019
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Investments and other financial instruments	$(86,506)	$(325,510)	$(7,076)	$137,322
CLO liabilities (1)	—	126,410	—	(119,767)
Foreign-currency forward contracts (2)	(11,200)	(23,483)	(1,960)	412
Total-return and interest-rate swaps (2)	68	(6)	—	—
Options and futures (2)	(4)	(157)	—	—
Total	$(97,642)	$(222,746)	$(9,036)	$17,967

(1)    Represents the net change in the fair value of CLO liabilities based on the more observable fair value of CLO assets, as measured under the CLO measurement guidance. Please see note 2 for more information.
(2)    Please see note 7 for additional information.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2020
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

	As of September 30, 2020				As of December 31, 2019
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
U.S. Treasury and other securities (1)	$9,150	$—	$—	$9,150	$9,232	$—	$—	$9,232
Corporate investments	—	3,888	23,334	27,222	—	4,717	30,311	35,028
Foreign-currency forward contracts (2)	—	221	—	221	—	—	—	—
Total assets	$9,150	$4,109	$23,334	$36,593	$9,232	$4,717	$30,311	$44,260

Liabilities
Foreign-currency forward contracts (3)	$—	$(8,733)	$—	$(8,733)	$—	$(1,703)	$—	$(1,703)

(1)    For U.S. Treasury securities the carrying value approximates fair value due to their short-term nature and are classified as Level I investments within the fair value hierarchy detailed above.
(2)    Amounts are included in other assets, except for $137 as of September 30, 2020, which is included within corporate investments in the consolidated statements of financial condition.
(3)    Amounts are included in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition, except for $8,190 and $94 as of September 30, 2020 and December 31, 2019, respectively, which are included within corporate investments in the condensed consolidated statements of financial condition.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2020
($ in thousands, except where noted)
The table below sets forth a summary of changes in the fair value of Level III financial instruments:

	Three months ended September 30,
	2020		2019
	Corporate Investments	Contingent Liability	Corporate Investments	Contingent Liability

Beginning balance	$22,022	$—	$42,234	$(6,737)
Contributions or additions	772	—	883	—
Distributions	(1,996)	—	—	—
Net gain (loss) included in earnings	2,536	—	2,519	2,219
Ending balance	$23,334	$—	$45,636	$(4,518)

Net change in unrealized gains (losses) attributable to financial instruments still held at end of period	$2,536	$—	$2,519	$2,219

	Nine months ended September 30,
	2020		2019
	Corporate Investments	Contingent Liability	Corporate Investments	Contingent Liability

Beginning balance	$30,311	$—	$45,426	$(6,657)
Contributions or additions	2,562	—	937	—
Distributions	(6,993)	—	(7,181)	—
Net gain (loss) included in earnings	(2,546)	—	6,454	2,139
Ending balance	$23,334	$—	$45,636	$(4,518)

Net change in unrealized gains (losses) attributable to financial instruments still held at end of period	$(989)	$—	$6,454	$2,139
The table below sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the Company’s Level III financial instruments:

	Fair Value as of			Significant Unobservable Input
Financial Instrument	September 30, 2020	December 31, 2019	Valuation Technique		Range	Weighted Average

Corporate investment – Limited partnership interests	$23,334	$30,311	Market approach (value of underlying assets)	Not applicable	Not applicable	Not applicable

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2020
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

	As of September 30, 2020				As of December 31, 2019
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Investments:
Corporate debt – bank debt	$—	$5,946,317	$94,973	$6,041,290	$—	$5,911,523	$149,642	$6,061,165
Corporate debt – all other	—	724,901	19,889	744,790	—	903,246	31,266	934,512
Equities – common stock	383	—	87,910	88,293	552	345	130,437	131,334
Equities – preferred stock		—	136	136	—	—	657	657
Real estate	—	5,877	—	5,877	—	—	230,741	230,741
Total investments	383	6,677,095	202,908	6,880,386	552	6,815,114	542,743	7,358,409
Derivatives:
Foreign-currency forward contracts	—	319	—	319	27	6,863	—	6,890
Options and futures	20	—	—	20	—	—	—	—
Total derivatives (1)	20	319	—	339	27	6,863	—	6,890
Total assets	$403	$6,677,414	$202,908	$6,880,725	$579	$6,821,977	$542,743	$7,365,299

Liabilities
CLO debt obligations:
Senior secured notes	$—	$(6,066,574)	$—	$(6,066,574)	$—	$(5,613,846)	$—	$(5,613,846)
Subordinated notes	—	(175,307)	—	(175,307)	—	(154,153)	—	(154,153)
Total CLO debt obligations (2)	—	(6,241,881)	—	(6,241,881)	—	(5,767,999)	—	(5,767,999)
Derivatives:
Foreign-currency forward contracts	—	(375)	—	(375)	(202)	(2,349)	—	(2,551)
Swaps	—	(159)	—	(159)	—	—	—	—
Options and futures	(12)	—	—	(12)	—	—	—	—
Total derivatives (3)	(12)	(534)	—	(546)	(202)	(2,349)	—	(2,551)
Total liabilities	$(12)	$(6,242,415)	$—	$(6,242,427)	$(202)	$(5,770,348)	$—	$(5,770,550)

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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2020
($ in thousands, except where noted)
The following tables set forth a summary of changes in the fair value of Level III investments:

	Corporate Debt – Bank Debt	Corporate Debt – All Other	Equities – Common Stock	Equities – Preferred Stock	Real Estate	Total
Three months ended September 30, 2020
Beginning balance	$148,679	$73,473	$100,159	$214	$—	$322,525
Deconsolidation of funds	—	(47,436)	—	—	—	(47,436)
Transfers into Level III	27,458	2,334	12,751	—	—	42,543
Transfers out of Level III	(27,022)	(9,705)	(43,205)	—	—	(79,932)
Purchases	2,422	1,288	—	—	—	3,710
Sales	(55,461)	(1,459)	—	—	—	(56,920)
Realized gain (losses), net	(84)	155	—	—	—	71
Unrealized appreciation (depreciation), net	(1,019)	1,239	18,205	(78)	—	18,347
Ending balance	$94,973	$19,889	$87,910	$136	$—	$202,908
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$14,104	$3,896	$(8,789)	$(195)	$(9,941)	$(925)
Three months ended September 30, 2019
Beginning balance	$101,494	$23,209	$42,972	$1,934	$57,080	$226,689
Deconsolidation of funds	(5,441)	(11,216)	—	—	—	(16,657)
Transfers into Level III	9,853	6,490	29	—	—	16,372
Transfers out of Level III	—	—	—	—	—	—
Purchases	67,093	25,102	154,446	80	107,046	353,767
Sales	(8,763)	(71)	(1,146)	—	—	(9,980)
Realized gains (losses), net	(443)	26	587	—	—	170
Unrealized appreciation (depreciation), net	(7,683)	(808)	(664)	115	(2,282)	(11,322)
Ending balance	$156,110	$42,732	$196,224	$2,129	$161,844	$559,039
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$(5,455)	$(389)	$(525)	$115	$(2,282)	$(8,536)

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2020
($ in thousands, except where noted)

	Corporate Debt – Bank Debt	Corporate Debt – All Other	Equities – Common Stock	Equities – Preferred Stock	Real Estate	Total
Nine months ended September 30, 2020
Beginning balance	$77,736	$103,172	$130,437	$657	$230,741	$542,743
Deconsolidation of funds	(78,451)	(86,507)	(264,513)	—	(269,404)	(698,875)
Transfers into Level III	147,449	58,374	13,105	—	—	218,928
Transfers out of Level III	(71,282)	(24,669)	(43,205)	—	—	(139,156)
Purchases	119,557	17,747	264,909	—	38,663	440,876
Sales	(75,663)	(38,788)	—	—	—	(114,451)
Realized gains (losses), net	(8,890)	97	—	—	—	(8,793)
Unrealized depreciation, net	(15,483)	(9,537)	(12,823)	(521)	—	(38,364)
Ending balance	$94,973	$19,889	$87,910	$136	$—	$202,908
Net change in unrealized depreciation attributable to assets still held at end of period	$(9,448)	$(3,429)	$(12,657)	$(507)	$—	$(26,041)
Nine months ended September 30, 2019
Beginning balance	$136,055	$185,378	$3,063	$1,426	$—	$325,922
Deconsolidation of funds	(54,895)	(108,121)	—	—	—	(163,016)
Transfers into Level III	32,711	89	2,379	—	—	35,179
Transfers out of Level III	(16,658)	(51,770)	—	—	—	(68,428)
Purchases	94,865	27,489	194,304	322	164,126	481,106
Sales	(25,937)	(10,452)	(2,072)	—	—	(38,461)
Realized gains (losses), net	(319)	(100)	616	—	—	197
Unrealized appreciation (depreciation), net	(9,712)	219	(2,066)	381	(2,282)	(13,460)
Ending balance	$156,110	$42,732	$196,224	$2,129	$161,844	$559,039
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$21,502	$(25)	$(1,528)	$381	$(2,282)	$18,048
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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2020
($ in thousands, except where noted)
The following table sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the consolidated funds’ Level III investments as of September 30, 2020:

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (1)(2)	Range	Weighted Average (3)

Credit-oriented investments:
Consumer discretionary:	$14,111	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Financials:	46,700	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Health care:	16,111	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Real estate:	16,632	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	2,393	Recent transaction price (6)	Quoted prices	Not applicable	Not applicable
Other:	18,915	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Equity investments:
	87,136	Discounted cash flow (4)	Discount rate	6% – 8%	7%
	910	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Total Level III investments	$202,908

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2020
($ in thousands, except where noted)
The following table sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the consolidated funds’ Level III investments as of December 31, 2019:

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (1)(2)	Range	Weighted Average (3)

Credit-oriented investments:
Consumer discretionary:	$16,836	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Financials:	17,274	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Health care:	26,863	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Real estate:	16,755	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	71,906	Recent transaction price (6)	Quoted prices	Not applicable	Not applicable
Other:	31,274	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Equity investments:
	130,341	Discounted cash flow (4)	Discount rate	6% – 8%	7%
	753	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Real estate-oriented:
	230,741	Recent transaction price (6)	Not Applicable	Not applicable	Not applicable
Total Level III investments	$542,743

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
(6)    Certain investments are valued based on recent transactions, generally defined as investments purchased or sold within six months of the valuation date. The fair value may also be based on a pending transaction expected to close after the valuation date.
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
During the three months ended September 30, 2020 and September 30, 2019, there were no changes in the valuation techniques for Level III securities.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2020
($ in thousands, except where noted)
7. DERIVATIVES AND HEDGING
The fair value of freestanding derivatives consisted of the following:

	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
As of September 30, 2020
Foreign-currency forward contracts	$19,980	$221	$(261,846)	$(8,733)

As of December 31, 2019
Foreign-currency forward contracts	$—	$—	$(156,281)	$(1,703)
Realized and unrealized gains and losses arising from freestanding derivatives were recorded in the condensed consolidated statements of operations as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Investment income	$(6,503)	$16,206	$(4,906)	$11,429
General and administrative expense (1)	(3,288)	5,274	(5,926)	5,287
Total	$(9,791)	$21,480	$(10,832)	$16,716

(1)    To the extent that the Company’s freestanding derivatives are utilized to hedge its foreign-currency exposure to investment income and management fees earned from consolidated funds, the related hedged items are eliminated in consolidation, with the derivative impact (a positive number reflects a reduction in expenses) reflected in consolidated general and administrative expense.
There were no derivatives outstanding that were designated as hedging instruments for accounting purposes as of September 30, 2020 and December 31, 2019. Additionally, the Company had not designated any derivatives as fair-value hedges or hedges of net investments in foreign operations as of September 30, 2020 and December 31, 2019.

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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2020
($ in thousands, except where noted)
The fair value of derivatives held by the consolidated funds consisted of the following:

	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
As of September 30, 2020
Foreign-currency forward contracts	$44,310	$319	$(17,045)	$(375)
Total-return and interest-rate and credit default swaps	—	—	(3,783)	(159)
Options and futures	737	20	(6,885)	(12)
Total	$45,047	$339	$(27,713)	$(546)

As of December 31, 2019
Foreign-currency forward contracts	$166,917	$6,890	$(140,276)	$(2,551)

The impact of derivatives held by the consolidated funds in the consolidated statements of operations was as follows:

	Three months ended September 30,
	2020		2019
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Foreign-currency forward contracts	$192	$417	$(4,300)	$(276)
Total-return and interest-rate and credit default swaps	68	(6)	—	—
Options and futures	(114)	(40)	—	—
Total	$146	$371	$(4,300)	$(276)

	Nine months ended September 30,
	2020		2019
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Foreign-currency forward contracts	$(11,200)	$(23,483)	$(1,960)	$412
Total-return and interest-rate and credit default swaps	68	(6)	—	—
Options and futures	(4)	(157)	—	—
Total	$(11,136)	$(23,646)	$(1,960)	$412
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
September 30, 2020
($ in thousands, except where noted)
amounts not offset in statements of financial condition” columns represent derivatives that management has elected not to offset in the condensed consolidated statements of financial condition even though they are eligible to be offset in accordance with applicable accounting guidance.

	Gross and Net Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of September 30, 2020		Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Foreign-currency forward contracts	$221	$221	$—	$—
Derivative assets of consolidated funds:
Foreign-currency forward contracts	$319	$—	$—	$319
Options and futures	20	—	—	20
Total	$560	$221	$—	$339

Derivative Liabilities:
Foreign-currency forward contracts	$(8,733)	$(221)	$—	$(8,512)
Derivative liabilities of consolidated funds:
Foreign-currency forward contracts	(375)	—	—	(375)
Total-return and interest-rate and credit default swaps	(159)	—	—	(159)
Options and futures	(12)	—	—	(12)
Subtotal	(546)	—	—	(546)
Total	$(9,279)	$(221)	$—	$(9,058)

	Gross and Net Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of December 31, 2019		Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Derivative assets of consolidated funds:
Foreign-currency forward contracts	$6,890	$—	$—	$6,890

Derivative Liabilities:
Foreign-currency forward contracts	$(1,703)	$—	$—	$(1,703)
Derivative liabilities of consolidated funds:
Foreign-currency forward contracts	(2,551)	—	—	(2,551)
Total	$(4,254)	$—	$—	$(4,254)

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2020
($ in thousands, except where noted)
8. FIXED ASSETS
Fixed assets, which consist of furniture and equipment, capitalized software, office leasehold improvements, and prior to the Restructuring, company-owned aircraft, are included in other assets in the condensed consolidated statements of financial position.
The following table sets forth the Company’s fixed assets and accumulated depreciation:

	As of
	September 30, 2020	December 31, 2019

Furniture, equipment and capitalized software	$9,661	$9,608
Leasehold improvements	25,670	25,764
Other	924	937
Fixed assets	36,255	36,309
Accumulated depreciation	(23,533)	(22,227)
Fixed assets, net	$12,722	$14,082

9. GOODWILL AND INTANGIBLES
Goodwill represents the excess of cost over the fair value of identifiable net assets of acquired businesses. Goodwill has an indefinite useful life and is not amortized, but instead is tested for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or circumstances indicate that impairment may have occurred. Goodwill is included in other assets in the condensed consolidated statements of financial position. As of September 30, 2020, the Company had determined there was no goodwill impairment. The carrying value of goodwill was $18.4 million as of September 30, 2020 and December 31, 2019.
As a result of the Restructuring, goodwill and intangible assets of $50.9 million and $301.7 million, respectively, were transferred as part of the deconsolidation of entities effective October 1, 2019. Amortization expense associated with the Company’s intangible assets was $0 for both the three and nine months ended September 30, 2020 and $4.2 million and $12.6 million for the three and nine months ended September 30, 2019, respectively. As of September 30, 2020 and December 31, 2019, there were no outstanding intangible asset balances.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2020
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
Oaktree Capital I, along with certain other Oaktree Operating Group members as co-borrowers, are parties to a credit agreement with a subsidiary of Brookfield that provides for a subordinated credit facility maturing on May 19, 2023. The subordinated credit facility has a revolving loan commitment of $250 million and borrowings generally bear interest at a spread to either LIBOR or an alternative base rate. Borrowings on the subordinated credit facility are subordinate to the outstanding debt obligations and borrowings on the primary credit facility of Oaktree Capital I and its co-borrowers. Oaktree Capital I is jointly and severally liable, along with its co-obligors for outstanding borrowings on the subordinated credit facility. For reasons set forth in the preceding paragraph, the Company’s financial statements generally will not reflect debt obligations, interest expense or related liabilities associated with its operating subsidiaries until such time as Oaktree Capital I directly borrows from the subordinated credit facility. No amounts were outstanding on the subordinated credit facility as of September 30, 2020.
As of September 30, 2020, Oaktree Capital I is jointly and severally liable, along with its co-obligors, for the debt obligations listed below with an aggregate outstanding principal balance of $850 million. The Company’s maximum exposure to these debt obligations is set forth below:

	As of
	September 30, 2020	December 31, 2019

$250,000, 3.78%, issued in December 2017, payable on December 18, 2032	$250,000	$250,000
Credit facility, issued in March 2014, variable rate obligations payable on December 13, 2024 (1)	—	150,000
$50,000, 3.91%, issued in September 2014, payable on September 3, 2024	50,000	50,000
$100,000, 4.01%, issued in September 2014, payable on September 3, 2026	100,000	100,000
$100,000, 4.21%, issued in September 2014, payable on September 3, 2029	100,000	100,000
$100,000, 3.69%, issued in July 2016, payable on July 12, 2031	100,000	100,000
$200,000, 3.64%, issued in July 2020, payable on July 22, 2030	200,000	—
$50,000, 3.84%, issued in July 2020, payable on July 22, 2035	50,000	—
Total remaining principal	$850,000	$750,000

(1)    On December 13, 2019, the credit facility was amended to among other things, increase the revolving loan commitment from $500 million to $650 million, provide for the refinancing of the then-outstanding $150 million term loan with revolving loans, extend the maturity date from March 29, 2023 to December 13, 2024, favorably update the commitment fee and

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2020
($ in thousands, except where noted)
interest rate in the corporate ratings-based pricing grid and increase the asset under management covenant threshold from $60 billion to $65 billion. Borrowings generally bear interest at a spread to either LIBOR or an alternative base rate. Based on the current credit ratings of OCM, the interest rate on borrowings is LIBOR plus 0.88% per annum and the commitment fee on the unused portions of the revolving credit facility is 0.08% per annum. The credit agreement contains customary financial covenants and restrictions, including ones regarding a maximum leverage ratio and a minimum required level of assets under management (as defined in the credit agreement, as amended above). As of September 30, 2020, OCM had no outstanding borrowings under the revolving credit facility. OCM and the Company were in compliance with all financial maintenance covenants associated with its senior notes and bank credit facility as of September 30, 2020 and December 31, 2019, respectively.
Credit Facilities of the Consolidated Funds
Certain consolidated funds may maintain revolving credit facilities that are secured by the assets of the fund or may issue senior variable rate notes to fund investments on a longer term basis, generally up to ten years. The obligations of the consolidated funds are nonrecourse to the Company.
The consolidated funds had the following debt obligations outstanding:

	Outstanding Amount as of		Senior variable rate notes key terms as of December 31, 2019
Credit Agreement	September 30, 2020	December 31, 2019	Facility Capacity	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)	Commitment Fee Rate	L/C Fee
Senior variable rate notes	$—	$159,411	$159,411	3.42%	4.4	N/A	N/A
Less: Debt issuance costs	—	(934)
Total debt obligations, net	$—	$158,477
As of September 30, 2020 and December 31, 2019, the consolidated funds had debt obligations with an aggregate outstanding principal balance of $0 and $159.4 million, respectively. The fair value of the senior variable rate notes is a Level III valuation and aggregated $0 and $159.1 million as of September 30, 2020 and December 31, 2019, respectively, using prices obtained from pricing vendors. Financial instruments that are valued using quoted prices for the security or similar securities are generally classified as Level III because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities, or may require adjustment for investment-specific factors or restrictions.
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
Debt Obligations of CLOs
Debt obligations of CLOs represent amounts due to holders of debt securities issued by the CLOs, as well as term loans of CLOs that had not priced as of period end. Outstanding debt obligations of CLOs were as follows:

	As of September 30, 2020			As of December 31, 2019
	Fair Value (1)	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)	Fair Value (1)	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)
Senior secured notes	$6,066,574	2.02%	10.4	$5,613,846	2.85%	8.6
Subordinated notes (2)	175,307	N/A	10.2	154,153	N/A	10.4
Total CLO debt obligations	$6,241,881			$5,767,999

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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2020
($ in thousands, except where noted)
The debt obligations of CLOs are nonrecourse to the Company and are backed by the investments held by the respective CLO. Assets of one CLO may not be used to satisfy the liabilities of another. As of September 30, 2020 and December 31, 2019, the fair value of CLO assets was $6.8 billion and $6.4 billion, respectively, and consisted of cash, corporate loans, corporate bonds and other securities.
The fair value of the Company’s CLO beneficial interests held at September 30, 2020 was calculated using a discounted cash flow model specific to each investment structure. The significant valuation inputs, including the input range and weighted average rate, are as follows:

Valuation Input	Low	High	Weighted Average Rate

Discount rates	9.0%	40.0%	18.4%
Constant default rates	2.0%	4.0%	2.3%
Recovery rates	60.0%	80.0%	64.9%
As of September 30, 2020, future scheduled principal or par value payments with respect to the debt obligations of CLOs were as follows:

Remainder of 2020	$—
2021	—
2022	—
2023	—
2024	—
Thereafter	6,478,508
Total	$6,478,508

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2020
($ in thousands, except where noted)
11. LEASES
The Company has operating leases related to office space and certain equipment with remaining lease terms expiring within one year through 2031, some of which include options to extend the leases for up to five years and some of which include options to terminate the leases within one year. As of September 30, 2020, there were no finance leases outstanding and no additional operating leases that have not yet commenced.
The components of lease expense included in general and administrative expense were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Operating lease cost	$1,784	$4,739	$5,114	$14,226
Sublease income	(96)	(278)	(285)	(535)
Total lease cost	$1,688	$4,461	$4,829	$13,691

Supplemental cash flow information related to leases was as follows:

Nine months ended September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$5,023
Weighted average remaining lease term for operating leases (in years)	9.9
Weighted average discount rate for operating leases	4.3%
As of September 30, 2020, maturities of operating lease liabilities were as follows:

Remainder of 2020	$1,740
2021	6,704
2022	5,926
2023	4,807
2024	4,034
Thereafter	27,484
Total lease payments	50,695
Less: imputed interest	(7,195)
Total operating lease liabilities	$43,500

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2020
($ in thousands, except where noted)
12. NON-CONTROLLING REDEEMABLE INTERESTS IN CONSOLIDATED FUNDS
The following table sets forth a summary of changes in the non-controlling redeemable interests in the consolidated funds. Dividends reinvested and in-kind contributions or distributions are non-cash in nature and have been presented on a gross basis in the table below.

	Nine months ended September 30,
	2020	2019

Beginning balance	$866,222	$961,622
Fund consolidation and deconsolidation, net	(720,729)	(369,639)
Contributions	864,281	519,684
Distributions	(217,804)	(107,071)
Net income	(174,244)	82,234
Change in distributions payable	(47)	4,652
Change in contribution receivable	15,826	—
Foreign currency translation and other	11,375	(10,020)
Ending balance	$644,880	$1,081,462

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
As of September 30, 2020 and December 31, 2019, OCGH units represented 61,383,742 of the total 160,060,782 Oaktree Operating Group units and 61,793,286 of the total 159,760,541 Oaktree Operating Group units, respectively. Based on total allocable capital of $1,157,510 and $1,301,066 as of September 30, 2020 and December 31, 2019, respectively, the OCGH non-controlling interest was $443,908 and $503,253. As of September 30, 2020 and December 31, 2019, there were no non-controlling interests attributable to third parties.
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
September 30, 2020
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
September 30, 2020
($ in thousands, except where noted)
The following table sets forth a summary of net income attributable to the preferred unitholders, the OCGH non-controlling interest and the Class A common unitholders:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Weighted average Oaktree Operating Group units outstanding (in thousands):
OCGH non-controlling interest	61,385	83,666	61,508	84,796
Class A unitholders	98,677	75,995	98,457	74,005
Total weighted average units outstanding	160,062	159,661	159,965	158,801
Oaktree Operating Group net income (loss):
Net income attributable to preferred unitholders (1)	$6,829	$6,829	$20,487	$20,487
Net income (loss) attributable to OCGH non-controlling interest	28,993	(7,389)	(13,306)	107,480
Net income (loss) attributable to OCG Class A unitholders	45,902	(6,708)	(19,878)	91,226
Oaktree Operating Group net income (loss) (2)	$81,724	$(7,268)	$(12,697)	$219,193
Net income (loss) attributable to OCG Class A unitholders:
Oaktree Operating Group net income (loss) attributable to OCG Class A unitholders	$45,902	$(6,708)	$(19,878)	$91,226
Non-Operating Group expense	(348)	(3,967)	(906)	(8,287)
Income tax benefit (expense) of Intermediate Holding Companies	—	(5,973)	—	(9,889)
Net income (loss) attributable to OCG Class A unitholders	$45,554	$(16,648)	$(20,784)	$73,050

(1)    Represents distributions declared, if any, on the preferred units.
(2)    Oaktree Operating Group net income does not include amounts attributable to other non-controlling interests, which amounted to $0 for the three and nine months ended September 30, 2020, and $518 and $1,779 for the three and nine months ended September 30, 2019, respectively.
The change in the Company’s ownership interest in the Oaktree Operating Group is set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Net income (loss) attributable to OCG Class A unitholders	$45,554	$(16,648)	$(20,784)	$73,050
Equity reallocation between controlling and non-controlling interests	(184)	267,715	1,829	304,280
Change from net income (loss) attributable to OCG Class A unitholders and transfers from non-controlling interests	$45,370	$251,067	$(18,955)	$377,330
Please see notes 14, 15 and 16 for additional information regarding transactions that impacted unitholders’ capital.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2020
($ in thousands, except where noted)
14. EARNINGS PER UNIT
The computation of net income (loss) per Class A unit is set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands, except per unit amounts)
Net income (loss) per Class A unit (basic and diluted):
Net income (loss) attributable to OCG Class A unitholders	$45,554	$(16,648)	$(20,784)	$73,050
Weighted average number of Class A units outstanding (basic and diluted)	98,677	75,995	98,457	74,005
Basic and diluted net income (loss) per Class A unit	$0.46	$(0.22)	$(0.21)	$0.99
Prior to the Mergers, OCGH units could be exchanged on a one-for-one basis into Class A units, subject to certain restrictions. The exchange of these units would have proportionally increased the Company’s interest in the Oaktree Operating Group. Subsequent to the Mergers, OCGH units are no longer exchangeable into Class A units. As the restrictions set forth in the then-current exchange agreement were in place for each applicable reporting period, OCGH units were not included in the computation of diluted earnings per unit for the three and nine months ended September 30, 2020 and 2019.
A deferred equity unit represents a special unit award that, when vested, will be settled with an unvested OCGH unit on a one-for-one basis. The number of deferred equity units that will vest is based on the achievement of certain performance targets through June 2024. Once a performance target has been met, the applicable number of OCGH units will be issued and begin to vest over periods of up to 10.0 years. The holder of a deferred equity unit is not entitled to any distributions until the issuance of an OCGH unit in settlement of a deferred equity unit. As of or for the three and nine months ended September 30, 2020 and 2019, no OCGH units were considered issuable under the terms of the arrangement; consequently, no contingently issuable units were included in the computation of diluted earnings per unit for those periods. Please see note 16 for more information.
Certain compensation arrangements include performance-based awards that could result in the issuance of OCGH units, which would vest over periods of four to ten years from date of issuance. As of and for the three and nine months ended September 30, 2020 and 2019, no OCGH units were considered issuable under the terms of these arrangements; consequently, no contingently issuable units were included in the computation of diluted earnings per unit for those periods.
The Company had a contingent consideration liability that was payable in cash and fully-vested OCGH units. In May 2018, the contingent consideration arrangement was modified in respect of certain performance targets and payment terms. The new arrangement provided for contingent consideration payable in cash and Class A units. As part of the Restructuring effective October 1, 2019, the contingent consideration arrangement was transferred to the entities that were deconsolidated and therefore no longer was an obligation of the Company. No Class A units or OCGH units were considered issuable under the terms of the arrangement as of or for the three and nine months ended September 30, 2019; consequently, no contingently issuable units were included in the computation of diluted earnings per unit for those periods. Please see note 18 for more information.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2020
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
During the nine months ended September 30, 2020, the Company granted LTIP awards valued at $42.8 million to employees, partners and directors of the Company and its subsidiaries, subject to annual vesting over a weighted average period of approximately 4.7 years. No awards were granted during the three months ended September 30, 2020. As of September 30, 2020, the Company expected to recognize compensation expense on its unvested LTIP awards of $42.1 million, subject to adjustment based on future performance, over a weighted average period of 4.1 years. During the three and nine months ended September 30, 2020, the Company recognized $3.7 million and $7.3 million, respectively, of compensation expense related to the LTIP, which was included in compensation and benefits expense in the condensed consolidated statement of operations.
Equity-Based Compensation
In December 2011, the Company adopted the 2011 Oaktree Capital Group, LLC Equity Incentive Plan (the “2011 Plan”). The 2011 Plan provides for the granting of options, unit appreciation rights, restricted unit awards, unit bonus awards, phantom equity awards or other unit-based awards to senior executives, directors, officers, certain employees, consultants, and advisors of the Company and its affiliates. As of September 30, 2020, a maximum of 23,983,692 units have been authorized to be awarded pursuant to the 2011 Plan, and 15,892,896 units (including 2,000,000 EVUs) have been awarded under the 2011 Plan. Each Class A and OCGH unit, when issued, represents an indirect interest in one Oaktree Operating Group unit. Total vested and unvested Converted OCGH Units, OCGH units and Class A units issued and outstanding were 160,060,782 as of September 30, 2020.
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
September 30, 2020
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
September 30, 2020
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
OCGH Unit Awards
The Company granted 150,000 OCGH units during the nine months ended September 30, 2020. As of September 30, 2020, the Company expected to recognize compensation expense on its unvested OCGH unit awards of $27.5 million over a weighted average period of 3.1 years. With respect to forfeitures, the Company made an accounting policy election to account for forfeitures when they occur. Accordingly, no forfeitures have been assumed in the calculation of compensation expense.
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
In valuing employee OCGH unit grants, the discount percentage applied to the then-prevailing Class A unit trading price was 20% for all OCGH units granted in 2017 through the first three quarters of 2018 and 17.5% for the fourth quarter of 2018 through September 30, 2019. After the Merger, OCGH unit grants are valued based on a formula as described above under “Restated Exchange Agreement - Valuation” and reflect a discount for lack of marketability due to the post-vesting restrictions described above. Factors that influence the formula-based

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2020
($ in thousands, except where noted)
valuation include the estimated time it would take for an OCGH unitholder to exchange units for value pursuant to the Restated Exchange Agreement and estimates of the Company’s future results, which are inputs to the valuation formula. Each of these factors is subject to significant judgment. The grant date fair value for all OCGH units granted in 2020 was $32.93 per unit.
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
A summary of the status of the Company’s unvested Converted OCGH units and other OCGH unit awards and changes for the period presented are set forth below (actual dollars per unit):

	Converted OCGH Units (1)		OCGH Units
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value

Balance as of December 31, 2019 (2)	731,241	$45.99	621,406	$39.49
Granted	—	—	150,000	32.93
Vested	(253,696)	45.52	(209,194)	39.27
Forfeited	(1,668)	45.85	—	—
Balance as of September 30, 2020	475,877	$46.23	562,212	$37.82

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

Equity Value Units
OCGH equity value units (“EVUs”) represent special limited partnership units in OCGH that entitle the holder the right to receive special distributions that will be settled in OCGH units, based on value created during a specified period in excess of a fixed “Base Value.” The value created is measured on a per unit basis, based on the appreciation of the OCGH units (before the Merger, the Class A units) and certain components of quarterly distributions with respect to OCGH units over the period beginning on January 1, 2015 and ending on each of December 31, 2019, December 31, 2020 and December 31, 2021, with one-third of the EVUs recapitalizing on each such date. As of September 30, 2020, the value created did not exceed the Base Value. EVUs also give the holder the right, subject to service vesting and Oaktree performance relative to the accreting Base Value, to receive certain quarterly distributions from OCGH. EVUs do not entitle the holder to any voting rights.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2020
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
Certain EVUs provide the holder with liquidity rights in respect of the special distributions, if any, that will be settled in OCGH units. As of September 30, 2020, there were 1,333,333 vested EVUs outstanding. The fair value of EVUs was determined using a Monte Carlo simulation model. The fair value is affected by the Class A unit trading price and assumptions regarding certain complex and subjective variables, including the expected Class A unit trading price volatility, distributions and exercise timing, and the risk-free interest rate.
All of the outstanding EVUs were granted to an employee of OCM, accordingly, subsequent to the Restructuring, compensation expense related to these awards is no longer included in these condensed consolidated financial statements.
Deferred Equity Units
A deferred equity unit represents a special unit award that, when vested, will be settled with an unvested OCGH unit on a one-for-one basis. The number of deferred equity units that will vest is based on the achievement of certain performance targets measured through June 2024. Once a performance target has been met, the applicable number of OCGH units will be issued and begin to vest over periods of up to 10.0 years. The holder of a deferred equity unit is not entitled to any distributions until settled by the issuance of an OCGH unit. As of September 30, 2020, there were 767,498 deferred equity units outstanding, none of which were expected to vest. All of the outstanding deferred equity units were granted to employees of OCM, accordingly, subsequent to the Restructuring, compensation expense related to these awards is no longer included in these condensed consolidated financial statements.
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
September 30, 2020
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
Incentive Income
In addition to the incentive income recognized by the Company, certain of its funds have amounts recorded as potentially allocable to the Company as its share of potential future incentive income, based on each fund’s net asset value. Inasmuch as this incentive income is contingent upon future investment activity and other factors, it is not recognized by the Company as revenue until it is probable that a significant reversal will not occur. As of September 30, 2020 and December 31, 2019, respectively, the aggregate of such amounts recorded at the fund

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2020
($ in thousands, except where noted)
level in excess of incentive income recognized by the Company was $828,929 and $864,900, for which related direct incentive income compensation expense was estimated to be $447,038 and $462,684, respectively.
Contingent Liabilities
The Company had a contingent consideration obligation of up to $60.0 million related to the Highstar acquisition that was payable in cash and fully-vested OCGH units. The amount of contingent consideration was based on the achievement of certain performance targets over a period of up to seven years from the acquisition date of August 2014. In May 2018, the contingent consideration arrangement was modified in respect of certain performance targets and payment terms. The new arrangement provides for contingent consideration of up to $36.1 million, payable in cash and Class A units. The modification resulted in a $7.1 million reduction in the contingent consideration liability. Subsequent to the Restructuring, the contingent consideration obligation was no longer an obligation of the Company. As of September 30, 2020 and December 31, 2019, there was no contingent liability on the Company’s condensed consolidated statement of financial condition, while at September 30, 2019 the fair value of the contingent liability was $4.5 million. Changes in this liability resulted in an expense of $2.2 million and $2.1 million for the three and nine months ended September 30, 2019, respectively.
For periods prior to the Restructuring, the contingent consideration liability is included in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition and changes in the liability are recorded in general and administrative expense in the condensed consolidated statements of operations.
Commitments to Funds
As of September 30, 2020 and December 31, 2019, the Company, generally in its capacity as general partner, had undrawn capital commitments of $344.3 million and $237.3 million, respectively, including commitments to both unconsolidated and consolidated funds. Additionally, as of September 30, 2020 the Company had undrawn capital commitments of $712.5 million in its capacity as a limited partner in Opps XI (as defined in note 18).
Investment Commitments of the Consolidated Funds
Certain of the consolidated funds are parties to credit arrangements that provide for the issuance of letters of credit and/or revolving loans, which may require the particular fund to extend loans to investee companies. The consolidated funds use the same investment criteria in making these commitments as they do for investments that are included in the condensed consolidated statements of financial condition. The unfunded liability associated with these credit arrangements is equal to the amount by which the contractual loan commitment exceeds the sum of funded debt and cash held in escrow, if any. As of September 30, 2020 and December 31, 2019, the consolidated funds had potential aggregate commitments of $0.6 million and $2.3 million, respectively. These commitments are expected to be funded by the funds’ cash balances, proceeds from asset sales or drawdowns against existing capital commitments.
A consolidated fund may agree to guarantee the repayment obligations of certain investee companies. As of September 30, 2020 and December 31, 2019, there were no guaranteed amounts under such arrangements.
Certain consolidated funds are investment companies that are required to disclose financial support provided or contractually required to be provided to any of their portfolio companies. During the nine months ended September 30, 2020, the consolidated funds did not provide any financial support to portfolio companies.
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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2020
($ in thousands, except where noted)

	As of
	September 30, 2020	December 31, 2019
Due from affiliates:
Loans	$2,496	$2,596
Amounts due from unconsolidated funds	7,146	2,415
Management fees and incentive income due from unconsolidated funds and affiliates	58,905	88,043
Payments made on behalf of unconsolidated entities	765	71,051
Non-interest bearing advances made to certain non-controlling interest holders and employees	224	84
Total due from affiliates	$69,536	$164,189
Due to affiliates:
Amounts due to unconsolidated entities	$47,750	$86,575
Amounts due to senior executives, certain non-controlling interest holders and employees	—	488
Total due to affiliates	$47,750	$87,063
Loans
Loans primarily consist of interest-bearing loans made to certain non-controlling interest holders, primarily certain employees, to meet tax obligations related to vesting of equity awards. The loans, which are generally recourse to the borrower or secured by vested equity and other collateral, typically bear interest at the Company’s cost of debt and generated interest income of $2 and $7 for the three and nine months ended September 30, 2020, respectively, and $18 and $66 for the three and nine months ended September 30, 2019, respectively.
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
Revenues Earned From Oaktree Funds
Management fees and incentive income earned from unconsolidated Oaktree funds totaled $1.5 million and $46.8 million for the three and nine months ended September 30, 2020, respectively, and $184.7 million and $719.3 million for the three and nine months ended September 30, 2019, respectively.
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
September 30, 2020
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
For the three and nine months ended September 30, 2020, the Company incurred administrative expenses of $0.2 million and $0.6 million, respectively, which were included in “Due to affiliates” in the condensed consolidated statements of financial condition, reflecting the unpaid portion of administrative expenses and other reimbursable expenses payable to OCM. As of September 30, 2020 and December 31, 2019, $0.8 million and $0.2 million, respectively were included in “Due to affiliates” in the condensed consolidated statements of financial condition. No amount was incurred by the Company for the nine months ended September 30, 2019.
Leases
OCM leases certain office space from affiliates of Brookfield. Rent expense associated with these leases was $1.1 million and $3.4 million for the three and nine months ended September 30, 2019, respectively. Effective with the Restructuring, OCM’s lease expense and obligations are no longer included in these condensed consolidated financial statements.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2020
($ in thousands, except where noted)
Subordinated Credit Facility
Oaktree Capital I, along with certain other Oaktree Operating Group members as co-borrowers, are parties to a credit agreement with a subsidiary of Brookfield that provides for a subordinated credit facility maturing on May 19, 2023. The subordinated credit facility has a revolving loan commitment of $250 million and borrowings generally bear interest at a spread to either LIBOR or an alternative base rate. Borrowings on the subordinated credit facility are subordinate to the outstanding debt obligations and borrowings on the primary credit facility of Oaktree Capital I and its co-borrowers as detailed in note 10. Oaktree Capital I is jointly and severally liable, along with its co-obligors for outstanding borrowings on the subordinated credit facility. As set forth in note 10, the Company’s financial statements generally will not reflect debt obligations, interest expense or related liabilities associated with its operating subsidiaries until such time as Oaktree Capital I directly borrows from the subordinated credit facility. No amounts were outstanding on the subordinated credit facility as of September 30, 2020.
Investment in Oaktree Opportunities Fund XI
On August 3, 2020, the Company subscribed for a limited partner interest in, and made a capital commitment of, $750 million to Oaktree Opportunities Fund XI, L.P., a parallel investment vehicle thereof or a feeder fund in respect of one of the foregoing (such limited partner interest, the “Opps XI Investment” and such fund entities collectively, “Opps XI”). In order to make the Opps XI Investment, the Company’s sole Class A unitholder, or one of its affiliates, will contribute cash as a capital contribution (the “Opps XI Investment Cash”) as and to the extent required to satisfy the Company’s obligations to Opps XI. The Company will use the Opps XI Investment Cash solely to fund the Opps XI Investment and satisfy its obligations in respect of Opps XI and distributions from the Opps XI Investment are intended for the benefit of the Class A unitholder, subject to applicable law. The Company’s preferred unitholders should not rely on distributions received by the Company in respect of the Company’s Opps XI Investment for payment of dividends or redemption of the preferred units. During the three months ended September 30, 2020, $37.5 million of the $750 million capital commitment was funded.
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
20. SUBSEQUENT EVENTS
Preferred Unit Distributions
A distribution of $0.414063 per Series A preferred unit will be paid on December 15, 2020 to Series A preferred unitholders of record at the close of business on December 1, 2020.
A distribution of $0.409375 per Series B preferred unit will be paid on December 15, 2020 to Series B preferred unitholders of record at the close of business on December 1, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of Oaktree Capital Group, LLC and the related notes included within this quarterly report. This discussion contains forward-looking statements that are subject to risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. The factors listed under “Risk Factors” and “Forward-Looking Statements” in this quarterly report and under “Risk Factors” in our annual report and our quarterly report on Form 10-Q for the quarter ended March 31, 2020 provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in any forward-looking statements.
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
The outbreak of infections caused by a novel coronavirus (“COVID-19”) continues to pose serious threats to the health and economic wellbeing of the worldwide population and the overall economy as the number of reported COVID-19 infections continues to rise worldwide. While the equity markets continued to rebound in the third quarter of 2020 compared to their steep declines in March 2020 after the World Health Organization announced that infections of COVID-19 had become a pandemic, there is continued uncertainty as to the duration of the global health and economic impact caused by COVID-19. Actions intended to mitigate the spread of COVID-19 and the continued worldwide efforts to isolate at home and practice social distancing, have caused a dramatic increase in unemployment and economic instability in the United States and in certain other regions in which Oaktree operates and created significant uncertainty and volatility in Oaktree’s business and its funds’ and their respective portfolio companies’ businesses.
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
On October 1, 2019, the deconsolidation of entities whose interests were transferred in the Restructuring resulted in decreases in total assets of $1.7 billion, total liabilities of $1.2 billion, and total unitholders capital of $0.5 billion. Additionally, as a result of the Restructuring, our consolidated results of operations for the nine months ended September 30, 2020 reflect the activities for only Oaktree Capital I and OCM Cayman, including their related funds and investment vehicles, and do not include the activities for the remaining four Oaktree Operating Group entities, including their related funds and investment vehicles. Accordingly, our consolidated results of operations for the three and nine months ended September 30, 2020 are not directly comparable to the three and nine months ended September 30, 2019, which included the activities of all six Oaktree Operating Group entities.
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

GAAP Consolidated Results of Operations
The following table sets forth our unaudited condensed consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands, except per unit data)
Revenues:
Management fees	$45,466	$179,761	$138,278	$524,798
Incentive income	116	25,429	43,532	260,290
Total revenues	45,582	205,190	181,810	785,088
Expenses:
Compensation and benefits	(33,659)	(111,281)	(96,368)	(334,919)
Equity-based compensation	(4,068)	(22,779)	(13,380)	(59,756)
Incentive income compensation	(474)	(11,427)	(15,612)	(136,849)
Total compensation and benefits expense	(38,201)	(145,487)	(125,360)	(531,524)
General and administrative	(6,395)	(86,851)	(18,816)	(184,592)
Depreciation and amortization	(561)	(6,602)	(1,498)	(19,732)
Consolidated fund expenses	(11,706)	(6,540)	(31,726)	(12,994)
Total expenses	(56,863)	(245,480)	(177,400)	(748,842)
Other income (loss):
Interest expense	(35,420)	(59,883)	(121,753)	(149,643)
Interest and dividend income	74,128	101,882	238,294	278,782
Net realized gain (loss) on consolidated funds’ investments	(19,635)	(3,664)	(97,642)	(9,036)
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	533	(40,964)	(222,746)	17,967
Investment income (loss)	60,296	26,819	18,030	121,804
Other income (loss), net	43	—	59	58
Total other income (loss)	79,945	24,190	(185,758)	259,932
Income (loss) before income taxes	68,664	(16,100)	(181,348)	296,178
Income taxes	(1,170)	(4,798)	(6,499)	(11,148)
Net income (loss)	67,494	(20,898)	(187,847)	285,030
Less:
Net (income) loss attributable to non-controlling interests in consolidated funds	13,882	4,208	174,244	(82,234)
Net (income) loss attributable to non-controlling interests in consolidated subsidiaries	(28,993)	6,871	13,306	(109,259)
Net income (loss) attributable to OCG	52,383	(9,819)	(297)	93,537
Net income attributable to preferred unitholders	(6,829)	(6,829)	(20,487)	(20,487)
Net income (loss) attributable to OCG Class A unitholders	$45,554	$(16,648)	$(20,784)	$73,050

Distributions declared per Class A unit	$0.49	$3.13	$0.71	$4.93
Net income (loss) per Class A unit (basic and diluted):
Net income (loss) per Class A unit	$0.46	$(0.22)	$(0.21)	$0.99
Weighted average number of Class A units outstanding	98,677	75,995	98,457	74,005

Third Quarter Ended September 30, 2020 Compared to the Third Quarter Ended September 30, 2019
Revenues
Management Fees
Management fees decreased $134.3 million, or 74.7%, to $45.5 million for the third quarter of 2020, from $179.8 million for the third quarter of 2019. The decrease was primarily attributable to the impact of the Restructuring, which became effective on October 1, 2019.
Incentive Income
Incentive income decreased $25.3 million, or 99.6%, to $0.1 million for the third quarter of 2020, from $25.4 million for the third quarter of 2019. The decline in incentive income was primarily due to lower distributions from closed-end funds that were paying incentive income and the Restructuring. The third quarter of 2019 included $13.6 million from Oaktree Opportunities Fund VIII and $9.1 million from Oaktree Opportunities Fund VIIb.
Expenses
Compensation and Benefits
Compensation and benefits expense decreased $77.6 million, or 69.7%, to $33.7 million for the third quarter of 2020, from $111.3 million for the third quarter of 2019. The decline in compensation and benefits expense was primarily due to the Restructuring.
Equity-based Compensation
Equity-based compensation expense decreased $18.7 million, or 82.0%, to $4.1 million for the third quarter of 2020, from $22.8 million for the third quarter of 2019, primarily reflecting the impact of the Restructuring.
Incentive Income Compensation
Incentive income compensation expense decreased $10.9 million, or 95.6%, to $0.5 million for the third quarter of 2020, from $11.4 million for the third quarter of 2019, primarily reflecting the decrease in incentive income.
General and Administrative
General and administrative expense decreased $80.5 million, or 92.6%, to $6.4 million for the third quarter of 2020, from $86.9 million for the third quarter of 2019, primarily reflecting the impact of the Restructuring and costs incurred as part of the Mergers during the third quarter of 2019.
Depreciation and Amortization
Depreciation and amortization expense was $0.6 million and $6.6 million for the third quarter of 2020 and 2019, respectively. The decrease primarily reflected the impact of the Restructuring.
Consolidated Fund Expenses
Consolidated fund expenses increased $5.2 million, or 80.0%, to $11.7 million for the third quarter of 2020, from $6.5 million for the third quarter of 2019. The increase reflects the impact of general costs incurred by our consolidated funds, primarily our consolidated CLO investments, during the third quarter of 2020.
Other Income (Loss)
Interest Expense
Interest expense decreased $24.5 million, or 40.9%, to $35.4 million for the third quarter of 2020, from $59.9 million for the third quarter of 2019. The decrease was primarily attributable to a decline in the underlying benchmark interest rates from the comparable 2019 period, offset by increased borrowings related to our CLO investments.
Interest and Dividend Income
Interest and dividend income decreased $27.8 million, or 27.3%, to $74.1 million for the third quarter of 2020, from $101.9 million for the third quarter of 2019. The decrease was primarily attributable to our consolidated funds.

Net Realized Gain (Loss) on Consolidated Funds’ Investments
Net realized gain (loss) on consolidated funds’ investments decreased $15.9 million, to a loss of $19.6 million for the third quarter of 2020, from a loss of $3.7 million for the third quarter of 2019. The decrease in our net realized gain (loss) reflects our consolidated funds’ performance on investments sold in each period.
Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments increased $41.5 million, to a gain of $0.5 million for the third quarter of 2020, from a loss of $41.0 million for the third quarter of 2019. Excluding the impact of the reversal of net realized gain (loss) on consolidated funds’ investments, the net change in unrealized appreciation (depreciation) on consolidated funds’ investments increased $25.5 million, to a net loss of $19.1 million for the third quarter of 2020, from a net loss of $44.6 million for the third quarter of 2019, reflecting our consolidated funds’ overall performance in each period.
Investment Income
Investment income increased $33.5 million, or 125.0%, to $60.3 million for the third quarter of 2020, from $26.8 million for the third quarter of 2019. The increase primarily reflected higher returns on our Credit investments for the third quarter of 2020.
Income Taxes
Income taxes decreased $3.6 million, or 75.0%, to $1.2 million for the third quarter of 2020, from $4.8 million for the third quarter of 2019. The decrease primarily reflected lower taxable net income attributable to our operations outside of the United States during the third quarter of 2020 and the deconsolidation of certain corporate taxable entities as part of the Restructuring. Please see the Income Taxes section of “—Understanding Our Results—Consolidation of Oaktree Funds” for details.
Net (Income) Loss Attributable to Non-controlling Interests in Consolidated Funds
Net (income) loss attributable to non-controlling interests in consolidated funds decreased $9.7 million, to a loss of $13.9 million for the third quarter of 2020, from a loss of $4.2 million for the third quarter of 2019. The decrease reflected our consolidated funds’ performance attributable to third-party investors in each period. These effects are described in more detail under “—Other Income (Loss)” above.
Net Income (Loss) Attributable to Oaktree Capital Group, LLC Class A Unitholders
Net income attributable to Oaktree Capital Group, LLC Class A unitholders increased $62.2 million, or 374.7%, to $45.6 million for the third quarter of 2020, from a loss of $16.6 million for the third quarter of 2019, primarily reflecting our consolidated funds’ performance in each period and the Restructuring.

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019
Revenues
Management Fees
Management fees decreased $386.5 million, or 73.6%, to $138.3 million for the first nine months of 2020, from $524.8 million for the first nine months of 2019. The decrease was primarily attributable to the impact of the Restructuring, which became effective on October 1, 2019.
Incentive Income
Incentive income decreased $216.8 million, or 83.3%, to $43.5 million for the first nine months of 2020, from $260.3 million for the first nine months of 2019. The decline in incentive income was primarily due to lower distributions from closed-end funds that were paying incentive income and the Restructuring. The first nine months of 2019 included $177.3 million from Oaktree Opportunities Fund VIII.
Expenses
Compensation and Benefits
Compensation and benefits expense decreased $238.5 million, or 71.2%, to $96.4 million for the first nine months of 2020, from $334.9 million for the first nine months of 2019. The decline in compensation and benefits expense was primarily due to the Restructuring.
Equity-based Compensation
Equity-based compensation expense decreased $46.4 million, or 77.6%, to $13.4 million for the first nine months of 2020, from $59.8 million for the first nine months of 2019, primarily reflecting the impact of the Restructuring.
Incentive Income Compensation
Incentive income compensation expense decreased $121.2 million, or 88.6%, to $15.6 million for the first nine months of 2020, from $136.8 million for the first nine months of 2019, primarily reflecting the decrease in incentive income.
General and Administrative
General and administrative expense decreased $165.8 million, or 89.8%, to $18.8 million for the first nine months of 2020, from $184.6 million for the first nine months of 2019, primarily reflecting the impact of the Restructuring and costs incurred as part of the Mergers during the first nine months of 2019.
Depreciation and Amortization
Depreciation and amortization expense was $1.5 million and $19.7 million for the first nine months of 2020 and 2019, respectively. The decrease primarily reflected the impact of the Restructuring.
Consolidated Fund Expenses
Consolidated fund expenses increased $18.7 million, or 143.8%, to $31.7 million for the first nine months of 2020, from $13.0 million for the first nine months of 2019. The increase reflects the impact of general costs incurred by our consolidated funds, primarily our consolidated CLO investments, during the first nine months of 2020.
Other Income (Loss)
Interest Expense
Interest expense decreased $27.8 million, or 18.6%, to $121.8 million for the first nine months of 2020, from $149.6 million for the first nine months of 2019. The decrease was primarily attributable to a decline in the underlying benchmark interest rates from the comparable 2019 period, offset by increased borrowings related to our CLO investments.

Interest and Dividend Income
Interest and dividend income decreased $40.5 million, or 14.5%, to $238.3 million for the first nine months of 2020, from $278.8 million for the first nine months of 2019. The decrease was primarily attributable to our consolidated funds.
Net Realized Gain (Loss) on Consolidated Funds’ Investments
Net realized gain (loss) on consolidated funds’ investments decreased $88.6 million, to a loss of $97.6 million for the first nine months of 2020, from a loss of $9.0 million for the first nine months of 2019. The decrease in our net realized loss reflects our consolidated funds’ performance on investments sold in each period.
Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments decreased $240.7 million, to a loss of $222.7 million for the first nine months of 2020, from a gain of $18.0 million for the first nine months of 2019. Excluding the impact of the reversal of net realized gain (loss) on consolidated funds’ investments, the net change in unrealized appreciation (depreciation) on consolidated funds’ investments decreased $329.3 million, to a net loss of $320.4 million for the first nine months of 2020, from a net gain of $8.9 million for the first nine months of 2019, reflecting our consolidated funds’ overall performance in each period.
Investment Income (Loss)
Investment income decreased $103.8 million, or 85.2%, to $18.0 million for the first nine months of 2020, from $121.8 million for the first nine months of 2019. The decrease primarily reflected lower returns on our Credit and Real Asset investments for the first nine months of 2020.
Income Taxes
Income taxes decreased $4.6 million, or 41.4%, to $6.5 million for the first nine months of 2020, from $11.1 million for the first nine months of 2019. The decrease primarily reflected lower taxable net income attributable to our operations outside of the United States during the first nine months of 2020 and the deconsolidation of certain corporate taxable entities as part of the Restructuring. Please see the Income Taxes section of “—Understanding Our Results—Consolidation of Oaktree Funds” for details.
Net (Income) Loss Attributable to Non-controlling Interests in Consolidated Funds
Net (income) loss attributable to non-controlling interests in consolidated funds decreased $256.4 million, to a loss of $174.2 million for the first nine months of 2020, from income of $82.2 million for the first nine months of 2019. The decrease reflected our consolidated funds’ performance attributable to third-party investors in each period. These effects are described in more detail under “—Other Income (Loss)” above.
Net Income (Loss) Attributable to Oaktree Capital Group, LLC Class A Unitholders
Net income (loss) attributable to Oaktree Capital Group, LLC Class A unitholders decreased $93.9 million, or 128.5%, to a loss of $20.8 million for the first nine months of 2020, from income of $73.1 million for the first nine months of 2019, primarily reflecting our consolidated funds’ performance in each period and the Restructuring.

Operating Metrics
We monitor certain operating metrics that we believe provide important data regarding our business. These operating metrics include incentive-creating AUM, incentives created (fund level), and accrued incentives (fund level).
Incentive-creating AUM
Our incentive-creating AUM is set forth below and includes only incentive-creating AUM generated by our indirect subsidiaries, Oaktree Capital I and OCM Cayman for the periods ended September 30, 2020 and June 30, 2020. Incentive-creating AUM does not include undrawn capital commitments and is set forth below:

	As of
	September 30, 2020	June 30, 2020	September 30, 2019
Incentive-creating AUM:	(in millions)
Closed-end funds	$26,130	$22,188	$28,411
Evergreen funds	3,711	3,350	6,726
DoubleLine	—	—	628
Total	$29,841	$25,538	$35,765
Third Quarter Ended September 30, 2020
Incentive-creating AUM increased $4.3 billion, or 16.9%, to $29.8 billion as of September 30, 2020, from $25.5 billion as of June 30, 2020. This increase reflected $2.3 billion of market-value appreciation, inclusive of the impact of foreign currency fluctuations, and $2.0 billion of net drawdowns and contributions in the third quarter of 2020.
Nine Months Ended September 30, 2020
Incentive-creating AUM increased $4.5 billion, or 17.8%, to $29.8 billion as of September 30, 2020, from $25.3 billion as of December 31, 2019. This increase reflected $2.2 billion of net drawdowns and contributions, and $2.3 billion attributable to market-value gains, inclusive of the impact of foreign currency fluctuations, during the nine months ended September 30, 2020.
Accrued Incentives (Fund Level) and Incentives Created (Fund Level)
Accrued incentives (fund level), gross and net of incentive income compensation expense, as well as changes in accrued incentives (fund level), are set forth below.

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
	2020	2019	2020	2019
Accrued Incentives (Fund Level):	(in thousands)
Beginning balance	$611,689	$1,294,866	$938,806	$1,722,120
Incentives created (fund level):
Closed-end funds	207,082	88,049	8,694	145,147
Evergreen funds	2,935	(11,768)	(1,132)	26,917
DoubleLine	—	1,049	—	4,600
Total incentives created (fund level)	210,017	77,330	7,562	176,664
Less: incentive income recognized by us	(116)	(26,478)	(124,778)	(553,066)
Ending balance	$821,590	$1,345,718	$821,590	$1,345,718
Accrued incentives (fund level), net of associated incentive income compensation expense	$381,090	$642,186	$381,090	$642,186
As of September 30, 2020 and 2019, the portion of net accrued incentives (fund level) represented by funds that were currently paying incentives was $35.3 million (or 9.3%) and $127.2 million (or 19.8%), respectively, with the remainder arising from funds that as of that date were not at the stage of their cash distribution waterfall where Oaktree was entitled to receive incentives, other than possibly tax-related distributions.

As of September 30, 2020, $223.5 million, or 58.6%, of the net accrued incentives (fund level) were in evergreen or closed-end funds that were incentive paying or in their liquidation period. Please see “—Critical Accounting Policies—Fair Value of Financial Instruments” for a discussion of the fair-value hierarchy level established by GAAP.
Third Quarter Ended September 30, 2020
Incentives created (fund level) was $210.0 million for the third quarter of September 30, 2020, primarily reflecting $194.2 million from Private Equity funds and $12.2 million from Credit funds.
Nine Months Ended September 30, 2020
Incentives created (fund level) was $7.6 million for the first nine months of 2020, primarily reflecting $138.4 million from Private Equity funds and $(125.7) million from Credit funds.

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
The following table presents our unaudited condensed consolidating statement of financial condition:

	As of September 30, 2020
	Oaktree and Operating Subsidiaries	Consolidated Funds	Eliminations	Consolidated
	(in thousands)
Assets:
Cash and cash-equivalents	$204,522	$—	$—	$204,522
U.S. Treasury and other securities	9,150	—	—	9,150
Corporate investments	1,437,831	—	(522,134)	915,697
Deferred tax assets	3,019	—	—	3,019
Right-of-use assets	37,605	—	—	37,605
Receivables and other assets	116,104	—	(2,091)	114,013
Assets of consolidated funds	—	7,834,698	—	7,834,698
Total assets	$1,808,231	$7,834,698	$(524,225)	$9,118,704
Liabilities and Capital:
Liabilities:
Accounts payable and accrued expenses	$104,431	$—	$543	$104,974
Due to affiliates	47,750	—	—	47,750
Debt obligations	—	—	—	—
Operating lease liabilities	43,500	—	—	43,500
Liabilities of consolidated funds	—	6,684,830	(19,780)	6,665,050
Total liabilities	195,681	6,684,830	(19,237)	6,861,274
Non-controlling redeemable interests in consolidated funds	—	—	644,880	644,880
Capital:
Capital attributable to OCG preferred unitholders	400,584	—	—	400,584
Capital attributable to OCG Class A unitholders	768,058	311,325	(311,325)	768,058
Non-controlling interest in consolidated subsidiaries	443,908	193,663	(193,663)	443,908
Non-controlling interest in consolidated funds	—	644,880	(644,880)	—
Total capital	1,612,550	1,149,868	(1,149,868)	1,612,550
Total liabilities and capital	$1,808,231	$7,834,698	$(524,225)	$9,118,704

Corporate Investments

	As of
	September 30, 2020	June 30, 2020	September 30, 2019
	(in thousands)
Oaktree funds:
Credit (1)	$954,919	$894,485	$1,148,351
Private Equity	279,490	235,438	311,368
Real Assets	159,408	174,958	433,388
Listed Equities	26,531	25,373	51,050
Non-Oaktree	17,483	10,452	41,759
Total corporate investments – Oaktree and operating subsidiaries	1,437,831	1,340,706	1,985,916
Eliminations	(522,134)	(490,621)	(844,684)
Total corporate investments – Consolidated	$915,697	$850,085	$1,141,232

(1)    Includes CLO investment fair value adjustments for GAAP reporting purposes.
Liquidity and Capital Resources
We manage our liquidity and capital requirements by focusing on our cash flows before the consolidation of Oaktree funds and the effect of normal changes in short-term assets and liabilities. Our primary cash flow activities on an unconsolidated basis involve (a) generating cash flow from operations, (b) generating income from investment activities, including strategic investments in certain third parties, (c) funding capital commitments that we have made to Oaktree funds in which we act as general partner, (d) funding our growth initiatives, (e) distributing cash flow to our Class A and OCGH unitholders, (f) borrowings, interest payments and repayments under credit agreements, our senior notes and other borrowing arrangements, and (g) issuances of, and distributions made on, our preferred units. As of September 30, 2020, the Company had $213.7 million of cash and U.S. Treasury and other securities and no outstanding debt. See the Future Sources and Uses of Liquidity section for additional details of Oaktree and its indirect subsidiaries financing activities in 2020.
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
On August 3, 2020, the Company subscribed for a limited partner interest in, and made a capital commitment of, $750 million to Oaktree Opportunities Fund XI, L.P., a parallel investment vehicle thereof or a feeder fund in respect of one of the foregoing (such limited partner interest, the “Opps XI Investment” and such fund entities collectively, “Opps XI”). In order to make the Opps XI Investment, the Company’s sole Class A unitholder, or one of its affiliates, will contribute cash as a capital contribution (the “Opps XI Investment Cash”) as and to the extent required to satisfy the Company’s obligations to Opps XI. The Company will use the Opps XI Investment Cash solely to fund the Opps XI Investment and satisfy its obligations in respect of Opps XI and distributions from the Opps XI Investment are intended for the benefit of the Class A unitholder, subject to applicable law. The Company’s preferred unitholders should not rely on distributions received by the Company in respect of the Company’s Opps XI Investment for payment of dividends or redemption of the preferred units. During the three months ended September 30, 2020, $37.5 million of the $750 million capital commitment was funded.

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
Significant amounts from our condensed consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019 are discussed below.
Operating Activities
Operating activities used $775.7 million and $2.8 billion of cash for the first nine months of 2020 and 2019, respectively. These amounts principally reflected net income (loss), purchases of securities, net of non-cash adjustments, and net realized and unrealized (gain) loss from consolidated fund investments in each of the respective periods as well as net purchases of securities of the consolidated funds.
Investing Activities
Investing activities provided $32.2 million and $635.4 million of cash for the first nine months of 2020 and 2019, respectively. Net activity from purchases, maturities and sales of U.S. Treasury and other securities included net purchases of $0.1 million and net proceeds of $522.4 million for the first nine months of 2020 and 2019, respectively. Corporate investments in funds and companies of $196.9 million and $254.5 million for the first nine months of 2020 and 2019, respectively, consisted of the following:

	Nine months ended September 30,
	2020	2019
	(in thousands)
Funds	$538,608	$898,560
Eliminated in consolidation	(341,659)	(644,082)
Total investments	$196,949	$254,478

Distributions and proceeds from corporate investments in funds and companies of $229.5 million and $373.9 million for the first nine months of 2020 and 2019, respectively, consisted of the following:

	Nine months ended September 30,
	2020	2019
	(in thousands)
Funds	$406,495	$695,110
Eliminated in consolidation	(176,952)	(321,194)
Total proceeds	$229,543	$373,916

Purchases of fixed assets were $0.3 million and $6.4 million for the first nine months of 2020 and 2019, respectively.
Financing Activities
Financing activities provided $1.1 billion and $2.4 billion of cash for the first nine months of 2020 and 2019, respectively, and included: (a) net contributions from non-controlling interests of $646.0 million and $412.6 million; (b) distributions to unitholders of $134.0 million and $815.4 million; (c) net capital contributions of $56.0 million and net unit repurchases and cancellation of units of $12.2 million; (d) proceeds from CLO debt obligations of $1.0 billion and $3.9 billion and repayments of $559.7 million and $1.2 billion, and (e) payments of debt issuance costs of $2.8 million and $3.1 million. Additionally, the first nine months of 2020 and 2019 included borrowings of $75.4 million and $505.5 million and repayments of $48.5 million and $372.0 million, respectively, related to consolidated funds.
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
Debt Financings
In May 2020, Oaktree Capital I, along with certain other Oaktree Operating Group members as co-borrowers, entered into a credit agreement with a subsidiary of Brookfield that provides for a subordinated credit facility maturing on May 19, 2023. The subordinated credit facility has a revolving loan commitment of $250 million and borrowings generally bear interest at a spread to either LIBOR or an alternative base rate. Borrowings on the subordinated credit facility are subordinate to the outstanding debt obligations and borrowings on the primary credit facility of Oaktree Capital I and its co-borrowers as detailed in note 10 to our condensed consolidated financial statements included elsewhere in this quarterly report. Oaktree Capital I is jointly and severally liable, along with its co-obligors for outstanding borrowings on the subordinated credit facility. As set forth in such note 10, the Company’s financial statements generally will not reflect debt obligations, interest expense or related liabilities associated with its operating subsidiaries until such time as Oaktree Capital I directly borrows from the subordinated credit facility. No amounts were outstanding on the subordinated credit facility as of September 30, 2020.

In May 2020, OCM received commitments from certain accredited investors to purchase $250 million of senior unsecured notes that bear a blended 3.68% fixed rate of interest and a weighted average maturity of 2031. The notes are guaranteed by Oaktree Capital I, one of our consolidated subsidiaries, along with Oaktree Capital II and Oaktree AIF, as co-obligors. As OCM is the issuer of such senior unsecured notes, the outstanding principal and interest payments guaranteed by Oaktree Capital I will not be included in our financial statements unless an event of default occurs. The offering closed on July 22, 2020 and OCM received proceeds of $250 million on the closing date.
    In December 2019, our former indirect subsidiaries OCM, Oaktree Capital II, Oaktree AIF, and our indirect subsidiary Oaktree Capital I (collectively, the “Borrowers”) entered into the Fifth Amendment to Credit Agreement (the “Fifth Amendment”), which amended the credit agreement dated as of March 31, 2014 (as amended through and including the Fifth Amendment, the “Credit Agreement”). The Fifth Amendment extended the maturity date of the Credit Agreement from March 29, 2023 to December 13, 2024, increased the revolving credit facility (the “Revolver”) from $500 million to $650 million, provided for the refinancing of the then-outstanding $150 million term loan balance with revolving loans, and provides the Borrowers with the option to extend the new maturity date by one year up to two times if the lenders holding at least 50% of the aggregate amount of the revolving loan commitment thereunder on the date of the Borrowers’ extension request consent to such extension. The Fifth Amendment also favorably updated the commitment fee and interest rate margins in the corporate ratings-based pricing grid, increased the AUM covenant threshold from $60 billion to $65 billion and made certain other amendments to the provisions of the Credit Agreement. Borrowings under the Credit Agreement generally bear interest at a spread to either LIBOR or an alternative base rate. Based on the current credit ratings of OCM, the interest rate on borrowings is LIBOR plus 0.88% per annum and the commitment fee on the unused portions of the Revolver is 0.08% per annum. The Credit Agreement contains customary financial covenants and restrictions, including (after giving effect to the Fifth Amendment) covenants regarding a maximum leverage ratio of 3.50x-to-1.00x and a minimum required level of assets under management (as defined in the credit agreement). As of September 30, 2020, OCM had $150 million of outstanding borrowings under the $650 million revolving credit facility.
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

Contractual Obligations, Commitments and Contingencies
In the ordinary course of business, we and our consolidated funds enter into contractual arrangements that may require future cash payments. The following table sets forth information related to anticipated future cash payments as of September 30, 2020:

	Remainder of 2020	2021-2022	2023-2024	Thereafter	Total
	(in thousands)
Oaktree and Operating Subsidiaries:
Operating lease obligations (1)	$1,740	$12,630	$8,841	$27,484	$50,695
Limited partner commitments to Oaktree and third-party funds (2)	712,500	—	—	—	712,500
General partner commitments to Oaktree and third-party funds (2)	344,259	—	—	—	344,259
Subtotal	1,058,499	12,630	8,841	27,484	1,107,454
Consolidated Funds:
Debt obligations payable (3)	—	—	—	—	—
Debt obligations of CLOs (3)	—	—	—	6,478,508	6,478,508
Interest on debt obligations of CLOs (4)	31,037	248,298	248,298	768,510	1,296,143
Commitments to fund investments (5)	619	—	—	—	619
Total	$1,090,155	$260,928	$257,139	$7,274,502	$8,882,724

(1)    We lease our office space under agreements that expire periodically through 2031. The table includes both guaranteed and expected minimum lease payments for these leases and does not project other lease-related payments.
(2)    These obligations represent commitments by us to provide limited and general partner capital funding to our funds and limited partner capital funding to funds managed by unaffiliated third parties. These amounts are generally due on demand and are therefore presented in the 2020 column. Capital commitments are expected to be called over a period of several years.
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
In some of our service contracts or management agreements, we have agreed to indemnify third-party service providers or separate account clients under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has neither been included in the above table nor recorded in our condensed consolidated financial statements as of September 30, 2020.
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
Price Risk
Impact on Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
As of September 30, 2020, we had investments, at fair value of $6.9 billion related to our consolidated funds, primarily consisting of investments held by our CLOs. We estimate that a 10% decline in market values would result in a decrease in unrealized appreciation (depreciation) on the consolidated funds’ investments of $688.0 million. Of this decline, approximately $219.2 million would impact net income and $135.1 million would impact net income attributable to OCG Class A unitholders, with the remainder attributable to non-controlling interests and third-party debt holders in our CLOs. The magnitude of the impact on net income is largely affected by the percentage of our equity ownership interest and levered nature of our CLO investments.
Impact on Management Fees (before consolidation of funds)
Management fees are generally assessed in the case of (a) our open-end and evergreen funds, based on NAV, and (b) our closed-end funds, based on committed capital, drawn capital or cost basis during the investment period and, during the liquidation period, based on the lesser of (i) the total funded committed capital or (ii) the cost basis of assets remaining in the fund. Management fees are affected by changes in market values to the extent they are based on NAV. For the nine months ended September 30, 2020 and 2019, NAV-based management fees represented approximately 5% and 35%, respectively, of total management fees. Based on investments held as of September 30, 2020, we estimate that a 10% decline in market values of the investments held in our funds would result in an approximate $0.3 million decrease in the amount of quarterly management fees. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds, the timing of fund flows, or the impact on our sub-advisory fees which are excluded from this analysis.
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
Impact on Investment Income (before consolidation of funds)
Investment income or loss arises from our pro-rata share of income or loss from our investments, generally in our capacity as general partner in our funds and as an investor in our CLOs and third-party managed funds or companies. This income is directly affected by changes in market risk factors. Based on investments held as of September 30, 2020, a 10% decline in fair values of the investments held in our funds and other holdings would result in a $312.8 million decrease in the amount of investment income. The estimated decline of $312.8 million is greater than 10% of the September 30, 2020 corporate investments balance primarily due to the levered nature of our CLO investments. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds, the timing of fund flows or the timing of new investments or realizations.
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
We estimate that for the nine months ended September 30, 2020, without considering the impact of derivative instruments, corporate investments or consolidated funds, a 10% decline in the average exchange rate of the U.S. dollar would have resulted in the following approximate effects on our operating results:
•our management fees (relating to (a) and (b) above) would have increased by $14.8 million;
•our operating expenses would have increased by $13.2 million;
•OCGH interest in net income of consolidated subsidiaries would have decreased by $0.1 million; and
•our income tax expense would have remained at similar levels.
These movements would have increased our net income attributable to OCG Class A unitholders by $1.7 million.
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
Interest-rate Risk
As of September 30, 2020, the Company and its operating subsidiaries had no debt obligations outstanding under the three senior notes issuances and two revolving credit facilities in its condensed consolidated statements of financial condition for which it is jointly and severally liable. Each senior notes issuance accrues interest at a fixed rate. The revolving credit facilities accrue interest at a variable rate. Of the $0.2 billion of aggregate cash and U.S. Treasury and other securities as of September 30, 2020, we estimate that the Company and its operating subsidiaries would generate an additional $2.1 million in interest income on an annualized basis as a result of a 100-basis point increase in interest rates.
Our consolidated funds have debt obligations, most of which accrue interest at variable rates. Changes in these rates would affect the amount of interest payments that our funds would have to make, impacting future earnings and cash flows. As of September 30, 2020, the consolidated funds had $5.2 billion of principal or par value, as applicable, outstanding under these debt obligations. We estimate that interest expense relating to variable-rate debt would increase on an annualized basis by $52.0 million in the event interest rates were to increase by 100 basis points.
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
Date: November 6, 2020

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