Form 10-K
period 2020-12-31
Oaktree Capital Group, LLC
filed 2021-02-26
CIK 1403528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-K
☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of February 24, 2021, there were 98,677,040 Class A units and 61,374,450 Class B units of the registrant outstanding.
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

Risk Factor Summary
We are providing the following summary of the risk factors contained in this annual report to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained in this annual report in their entirety for additional information regarding the material factors that make an investment in our preferred units speculative or risky. These risks and uncertainties include, but are not limited to, the following:
•Oaktree may alter the terms under which it or we do business when Oaktree or we deem it appropriate;
•Our business could be materially harmed by conditions in the global financial markets and economies;
•The outbreak of COVID-19 may adversely affect us;
•If we were unable to raise capital from investors, it would adversely affect our financial condition;
•We depend on OCM to advise our funds and support our operations;
•Our revenues are volatile due to the nature and structure of our business;
•Conflicts of interest or inter-fund governance matters could cause reputational harm to us;
•The investment management business is intensely competitive, and poor performance of our funds could adversely affect our ability to raise capital for future funds;
•We may not be able to maintain our current fee structure as a result of industry pressure from clients to reduce fees, which could have an adverse effect on our profit margins and results of operations;
•We often pursue investment opportunities that involve business, regulatory, legal or other complexities;
•Extensive regulation and/or legal and regulatory changes, as well as regulatory compliance failures and negative publicity surrounding the financial industry in general, could adversely affect us;
•The replacement of LIBOR may adversely affect our credit arrangements and our collateralized loan obligation transactions;
•SEC rules barring so-called “bad actors” from relying on Rule 506 of Regulation D in private placements could materially adversely affect our business, financial condition and results of operations;
•Failure to comply with, or changes to, “pay to play” regulations could adversely affect our business;
•Failure to maintain the security of our information and technology networks could have a material adverse effect on us;
•Interruption of our information technology, communications systems or data services could disrupt our business, result in losses and/or limit our growth;
•We are subject to substantial litigation risks and may face significant liabilities and damage to our professional reputation as a result;
•Employee misconduct could harm us;
•The United Kingdom’s exit from the European Union could adversely affect us;
•The historical returns attributable to our funds should not be considered indicative of future results;
•Certain of our funds make distressed debt investments that involve significant risks and potential liabilities;
•Certain of our funds may be subject to risks arising from potential control group liability;
•Poor investment performance during periods of adverse market conditions may result in relatively high levels of investor redemptions, which can adversely impact the affected funds;
•Valuation methodologies for certain assets in our funds can be subject to significant subjectivity, and the values of assets established pursuant to the methodologies may never be realized;

•Our funds make investments in companies that are based outside the United States, which exposes us to additional risks;
•We have made and expect to continue to make significant investments in our current and future funds, and we may lose money on some or all of our investments;
•Our funds often invest in companies that are highly leveraged, a fact that may increase the risk of loss;
•The use of leverage by our funds could have a material adverse effect on us;
•Changes in the debt financing markets and higher interest rates may negatively impact our funds and their portfolio companies;
•Our funds are subject to risks in using agents and third-party service providers;
•The market price of our preferred units could be adversely affected by various factors;
•If we fail to maintain effective internal controls over our financial reporting in the future, the accuracy and timing of our financial reporting may be adversely affected;
•Distributions on the preferred units are discretionary and non-cumulative;
•We have an indirect economic interest in only a portion of the earnings and cash flows of the Oaktree Operating Group, which may negatively impact our ability to pay distributions on our preferred units;
•If we or any of our private funds were deemed an investment company under the Investment Company Act, applicable restrictions could make it impractical for us to continue our business or such funds;
•Our operating agreement contains provisions that substantially limit remedies available to our preferred unitholders for actions that might otherwise result in liability for our officers and/or directors;
•Our ability to make distributions to holders of any series of preferred units may be limited;
•If the amount of distributions on the preferred units is greater than our gross ordinary income, then the amount that a holder of preferred units would receive upon liquidation may be less than the preferred unit liquidation value;
•Holders of preferred units who are U.S. taxpayers should anticipate the need to file annually a request for an extension of the due date of their income tax return, and may be required to file amended income tax returns;
•An investment in preferred units will give rise to UBTI to certain tax-exempt holders;
•Non-U.S. holders face unique U.S. tax issues from owning preferred units that may result in adverse tax consequences to them;
•Holders of preferred units may be subject to state and local taxes and return filing requirements as a result of investing in our preferred units;
•Amounts distributed in respect of the preferred units could be treated as “guaranteed payments” for U.S. federal income tax purposes; and
•Holders of preferred units who do not hold the units through the record date for a distribution may be allocated gross ordinary income even though no distribution is received.

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
“senior executives” refers collectively to Howard S. Marks, Bruce A. Karsh, Jay S. Wintrob, John B. Frank and Sheldon M. Stone.

Part I.
Item 1. Business
Overview
Oaktree is a leading global alternative investment management firm with expertise in investing in credit, real assets, private equity, and listed equities. Oaktree’s mission is to deliver superior investment results with risk under control and to conduct its business with the highest integrity. Oaktree emphasizes an opportunistic, value-oriented and risk-controlled approach to its investments. Over more than three decades, Oaktree has developed a large and growing client base through its ability to identify and capitalize on opportunities for attractive investment returns in less efficient markets.
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
Upon the completion of the Mergers on September 30, 2019, Brookfield acquired 61.2% of Oaktree’s business in a stock and cash transaction. The remaining 38.8% of the business at that time continued to be owned by OCGH, whose unitholders consist primarily of Oaktree’s founders and certain other members of management and current and former employees. As part of the Merger, Brookfield acquired all outstanding vested OCG Class A units for, at the election of OCG Class A unitholders, either $49.00 in cash or 1.0770 Class A shares of Brookfield per OCG Class A unit (subject to pro-ration to ensure that no more than fifty percent (50%) of the aggregate merger consideration is paid in the form of cash or stock), in each case, without interest and subject to any applicable withholding taxes. In addition, as part of the Subsequent Merger the founders, senior management, and current and former employee-unitholders of OCGH sold 20% of their OCGH units to Brookfield for the same consideration as the OCG Class A unitholders received in the merger.
Restructuring Transaction
On the closing date of the Mergers, we and certain other entities entered into a Restructuring Agreement (the “Restructuring”) pursuant to which our direct and indirect ownership of general partner and limited partner interests in certain Oaktree Operating Group entities were transferred to newly-formed, indirect subsidiaries of Brookfield as of October 1, 2019. As a result, on October 1, 2019, four of the six Oaktree Operating Group entities were no longer our indirect subsidiaries. Accordingly, subsequent to that date, our consolidated financial statements reflect our indirect economic interest in only two of the Oaktree Operating Group entities: (i) Oaktree Capital I, L.P. (“Oaktree Capital I”), which acts as or controls the general partner of certain Oaktree funds and which holds a majority of Oaktree’s investments in its funds and (ii) Oaktree Capital Management (Cayman), L.P. (“OCM Cayman”), which represents Oaktree’s non-U.S. fee business. As of October 1, 2019, our consolidated financial statements no longer reflect any economic interests in the remaining four Oaktree Operating Group entities: (i) Oaktree Capital II, L.P. (“Oaktree Capital II”), which acts as or controls the general partner of certain Oaktree funds and which includes Oaktree’s investments in certain funds and other businesses, including Oaktree’s investment in DoubleLine Capital, L.P., (ii) Oaktree Capital Management, L.P. (“OCM”), an entity that serves as the U.S. registered investment adviser to most of the Oaktree funds, (iii) Oaktree Investment Holdings, L.P. (“Oaktree Investment Holdings”), which holds certain corporate investments in other entities and (iv) Oaktree AIF Investments, L.P.

(“Oaktree AIF”), which primarily holds interests in certain Oaktree fund investments for regulatory and structuring purposes. Please see “Business-Organizational Structure” below for a diagram of our organizational structure after the Restructuring.
    Prior to the Restructuring on October 1, 2019, our consolidated operating results included substantially all of the revenues and expenses of the Oaktree Operating Group and related consolidated funds and investment vehicles. Subsequent to the Restructuring, our consolidated operating results reflect only Oaktree Capital I and OCM Cayman and related consolidated funds and investment vehicles. Since the deconsolidation of the remaining four Oaktree Operating Group entities was not required to be presented on a retrospective basis, our results of operations for the year ended December 31, 2019 reflect a full year of activities for Oaktree Capital I and OCM Cayman and related funds and investment vehicles and only nine months of activities for the remaining four Oaktree Operating Group entities and related funds and investment vehicles and, as a result, are not directly comparable to prior periods. Our results of operations for the year ended December 31, 2020 only reflect activities for Oaktree Capital I and OCM Cayman and related funds and investment vehicles and do not include any activity for the remaining four Oaktree Operating Group entities and related funds and investment vehicles and, as a result, are not directly comparable to prior periods.
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
Evergreen Funds
Oaktree’s evergreen funds invest in marketable securities, private debt and equity, and in certain cases on a long or short basis. As with open-end funds, commingled evergreen funds are designed to accept new capital on an ongoing basis and generally do not distribute proceeds of realized investments to clients. Oaktree also provides discretionary management services for clients through separate accounts or funds-of-one within its evergreen fund strategies. Clients in evergreen funds are generally subject to a lock-up, which restricts their ability to withdraw their entire capital for a certain period of time after their initial subscription. Evergreen funds include business development companies (“BDCs”) and special purpose acquisition companies managed by Oaktree.
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
Investment Income
We earn investment income from our corporate investments in funds and companies, with Oaktree-managed funds constituting the majority of our corporate investments. Our investments in Oaktree-managed funds generally fall into one of four categories: general partner interests in commingled funds or funds-of-one, investments in CLOs, seed capital for new investment strategies prior to third-party capital raising, and corporate cash management. In the case of general partner interests in our closed-end or evergreen funds, we typically invest the greater of 2.5% of committed capital or $20 million in each fund, not to exceed $100 million per fund. For CLOs, we generally invest up to 10% of the CLO’s total par value. We may also invest in certain third-party managed funds or companies for strategic or financial purposes.
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
In Oaktree’s investing activities, it adheres to the following fundamental tenets:
•Focus on Risk-Adjusted Returns.    Oaktree’s primary goal is not simply to achieve superior investment performance, but to do so with less-than-commensurate risk. Oaktree believes that the best long-term records are built more through the avoidance of losses in bad times than the achievement of superior relative returns in good times. Thus, rather than merely searching for prospective profits, Oaktree places the highest priority on preventing losses. It is Oaktree’s overriding belief that, especially in the opportunistic markets in which it works, “if we avoid the losers, the winners will take care of themselves.”
•Emphasis on Consistency. Oaktree believes that a superior record is best built on a high batting average, rather than a mix of brilliant successes and dismal failures. Oscillating between top-quartile results in good years and bottom-quartile results in bad years is not acceptable.
•The Importance of Market Inefficiency. Oaktree feels skill and hard work can lead to a “knowledge advantage,” and thus to potentially superior investment results, but not in the most efficient markets where larger numbers of participants have roughly equal access to information. Therefore, Oaktree only invests in less efficient markets in which dispassionate application of skill and effort should pay off for Oaktree clients.
•Focus on Fundamental Analysis.    Oaktree believes consistently excellent performance can only be achieved through superior knowledge of companies and their securities, not from macro-forecasting. Therefore, Oaktree employs a bottom-up approach to investing, based on proprietary, company-specific research. Oaktree’s investment professionals have developed a deep and thorough understanding of a wide number of companies and industries, providing Oaktree with a significant institutional knowledge base. Oaktree uses overall portfolio structuring as a defensive tool to help it avoid dangerous concentration, rather than as an aggressive weapon expected to enable it to hold more of the things that do best.
•Disavowal of Market Timing. Oaktree does not believe in the predictive ability required to correctly time markets. However, concern about the market climate may cause Oaktree to tilt toward more defensive investments, increase selectivity or act more deliberately. In our open-end and evergreen funds, Oaktree keeps portfolios fully invested whenever attractively priced assets can be bought.
•Specialization.    Oaktree offers a broad array of specialized investment strategies. It believes this offers the surest path to the results Oaktree, and its clients, seek. Clients interested in a single investment strategy can limit themselves to the risk exposure of that particular strategy, while clients interested in more than one investment strategy can combine investments in Oaktree funds to achieve their desired mix. Oaktree also provides clients both commingled and customized solutions with one-stop access to the breadth of its credit platform through its Multi-Strategy Credit strategy, which invests in a number of Oaktree liquid and illiquid credit strategies. Oaktree’s focus on specific strategies has allowed it to build investment teams with extensive experience and expertise. At the same time, Oaktree teams access and leverage each other’s expertise, affording Oaktree both the benefits of specialization and the strengths of a larger organization.
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
    Within the credit asset class, Oaktree’s strategies are: Distressed Debt, High Yield Bonds, Senior Loans, Private/Alternative Credit, Multi-Strategy Credit, Emerging Markets Debt and Convertible Securities.
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
    Within the private equity asset class, Oaktree’s strategies are: Corporate Private Equity and Special Situations.

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
Investment Performance
Oaktree’s investment professionals have generated impressive investment performance through multiple market cycles. Oaktree’s long term investment performance track record of positive gross and net IRRs reflects, among many factors, Oaktree’s practice of sizing funds in proportion to our view of the supply of potential attractive investment opportunities. Information regarding Oaktree’s most significant and longest-managed closed-end funds is shown below, as of or for the year ended December 31, 2020.

			Since Inception through December 31, 2020
			IRR Since Inception (1)
($ in millions)	Strategy Inception	Assets Under Management (2)	Gross	Net	Gross Multiple of Drawn Capital (3)
Credit:
Distressed Debt	1988	$32,534	21.8%	15.8%	1.7x
Private/Alternative Credit	2001	4,114	13.0%	8.8%	1.3x
Emerging Markets Debt	2012	1,912	12.9%	8.6%	1.3x

Private Equity:
Corporate Private Equity - European Principal	1999	5,981	12.2%	7.9%	1.7x
Special Situations	1994	5,716	13.0%	9.2%	1.7x
Corporate Private Equity - Power Opportunities	1995	3,437	34.6%	26.4%	2.3x

Real Assets:
Real Estate Opportunities	1994	6,872	15.3%	11.6%	1.7x
Real Estate Debt	2010	3,030	14.6%	10.1%	1.2x

(1) The internal rate of return (“IRR”) is the annualized implied discount rate calculated from a series of cash flows. It is the return that equates the present value of all capital invested in an investment to the present value of all returns of capital, or the discount rate that will provide a net present value of all cash flows equal to zero. Fund-level IRRs are calculated based upon the actual timing of cash contributions/distributions to investors and the residual value of such investor's capital accounts at the end of the applicable period being measured. Gross IRRs reflect returns before allocation of management fees, expenses and any incentive allocation to the fund's general partner. To the extent material, gross returns include certain transaction, advisory, directors or other ancillary fees ("fee income") paid directly to us in connection with the funds' activities (Oaktree credits all such fee income back to the respective fund(s) so that the funds' investors share pro rata in the fee income's economic benefit). Net IRRs reflect returns to non-affiliated investors after allocation of management fees, expenses and any incentive allocation to the fund's GP. The strategy inception and performance track record includes funds managed at Trust Company of the West by the portfolio managers and other senior investment professionals that joined Oaktree at its inception in 1995.
(2) Assets Under Management as of December 31, 2020. All figures are based on the conversion of amounts or cash flows from EUR to USD using the foreign exchange spot rate of 1.22 as of December 31, 2020.
(3) Gross multiple of drawn capital is calculated as drawn capital plus gross income and, if applicable, fee income before fees and expenses divided by drawn capital.

Performance of Oaktree’s open-end funds is in part measured in relation to applicable benchmark returns. Oaktree’s emphasis on risk control and credit selection has generally led to outperformance in challenging markets and over full market cycles. Information regarding Oaktree’s open-end funds, together with relevant benchmark data, is set forth below as of or for the periods ended December 31, 2020.

			Since Inception through December 31, 2020
			Annualized Rates of Return (1)
($ in millions)	Strategy Inception	Assets Under Management	Gross	Net	Relevant Benchmark
Credit (2):
High Yield Bonds
U.S. High Yield Bonds	1986	$11,107	8.9%	8.4%	8.1%
Global High Yield Bonds	2010	3,418	6.8%	6.3%	6.6%
European High Yield Bonds	1999	435	7.8%	7.3%	6.3%

Convertibles
High Income Convertibles	1989	1,089	10.7%	9.9%	7.9%
Non-U.S. Convertibles	1994	672	8.2%	7.7%	5.4%
U.S. Convertibles	1987	236	9.9%	9.4%	9.4%

Senior Loans (3)
U.S. Senior Loans	2007	6,022	5.4%	4.9%	4.9%
European Senior Loans	2006	4,329	6.5%	6.0%	6.9%

Listed Equities:
Emerging Markets Equities
Emerging Markets Equities	2011	7,931	5.1%	4.3%	3.7%

(1) Returns represent time-weighted rates of return, including reinvestment of income, net of commissions and transaction costs. The returns for Relevant Benchmarks are presented on a gross basis. The strategy inception and performance track record includes funds managed at Trust Company of the West by the portfolio managers and others senior investment professionals that joined Oaktree at its inception in 1995.
(2) Excludes multi-strategy and structured credit funds. These funds include individual accounts across various strategies with different investment mandates. As such, a combined performance measure is not considered meaningful.
(3) The majority of the AUM reflects levered closed-end vehicles, including CLOs and Enhanced Income Funds. The annualized rates of return reflect a composite of open-end accounts.

Information regarding Oaktree’s most significant Evergreen funds is shown below, as of or for the year ended December 31, 2020.

			Since Inception through December 31, 2020
			Annualized Rates of Return (1)
($ in millions)	Strategy Inception	Assets Under Management	Gross	Net
Credit:
Private/Alternative Credit
Strategic Credit (2)	2012	$6,133	9.0%	6.8%

Distressed Debt
Value Opportunities	2007	1,136	8.9%	5.4%

Emerging Markets Debt
Emerging Markets Debt (3)	2012	929	9.4%	7.1%

Real Assets:
Real Estate
Real Estate Income (4)	2016	1,775	17.5%	14.7%

Listed Equities:
Value/Other Equities
Value Equities (5)	2012	1,006	17.5%	12.5%

(1) Returns represent time-weighted rates of return.
(2) AUM includes Oaktree’s publicly traded BDCs, Oaktree’s non-traded BDCs and two closed-end funds. The rates of return reflect the performance of a composite of certain evergreen accounts and exclude Oaktree’s publicly-traded BDCs.
(3) AUM includes the Emerging Markets Debt Total Return and Emerging Markets Opportunities strategies. The rates of return reflect the performance of a composite of accounts for the Emerging Markets Debt Total Return strategy, including a single account with a December 2014 inception date.
(4) AUM includes a non-traded REIT and a closed-end fund managed by Oaktree. The rates of return reflect the performance of certain evergreen accounts and exclude a non-traded REIT managed by Oaktree.
(5) AUM includes Oaktree’s special purpose acquisition vehicles. Annualized rates of return reflect the performance of a composite of Oaktree’s Value Equities strategy.

Assets Under Management
Oaktree’s assets under management increased $23.3 billion, or 18.7%, to $148.0 billion as of December 31, 2020 from $124.7 billion as of December 31, 2019, primarily driven by $21.0 billion of closed-end fund capital commitments and $9.2 billion of market value appreciation and foreign currency translation, partially offset by $7.1 billion of distributions from closed-end funds. The $21.0 billion of capital commitments to closed-end funds over the last twelve months included $13.3 billion for Oaktree Opportunities Fund XI, $2.0 billion for Oaktree Real Estate Opportunities Fund VIII, $1.0 billion for Oaktree European Capital Solutions Fund II, $0.9 billion for CLOs, and $0.7 billion for Oaktree Real Estate Debt Fund III.
The following table details the change in Oaktree’s AUM during the years ended December 31, 2020 and 2019.

	Year ended December 31,
	2020	2019
	(in millions)

Beginning balance	$124,710	$119,560
Closed-end funds:
Capital commitments/other (1)	21,028	9,745
Distributions for a realization event/other (2)	(7,073)	(7,526)
Change in uncalled capital commitments for funds entering or in liquidation (3)	(320)	(705)
Change in market value and foreign-currency translation (4)	5,405	1,897
Change in applicable leverage	(49)	(2,454)
Open-end funds:
Contributions	7,906	4,102
Redemptions	(4,937)	(10,551)
Change in market value and foreign-currency translation (4)	2,981	4,062
Evergreen funds:
Contributions or new capital commitments (5)	1,115	1,039
Redemptions or distributions/other (6)	(1,052)	(724)
Change in market value and foreign-currency translation (4)	843	591
DoubleLine:
Net change in DoubleLine (7)	(2,554)	5,674
Ending balance	$148,003	$124,710

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
(3) The change in uncalled capital commitments generally reflects declines attributable to funds entering their liquidation periods, as well as capital contributions to funds in their liquidation periods for deferred purchase obligations or other reasons.
(4) The change in market value reflects the change in NAV of Oaktree’s funds, less management fees and other fund expenses, as well as changes in the aggregate par value of collateral assets and principal cash held by CLOs and other levered funds.
(5) These amounts include contributions and capital commitments, and for Oaktree’s publicly-traded BDCs, issuances of equity or debt capital.
(6) These amounts include redemptions and distributions, and for Oaktree’s publicly-traded BDCs, dividends, repurchases of equity capital or repayment of debt.
(7) DoubleLine AUM reflects Oaktree’s pro-rata portion (based on Oaktree’s 20% ownership stake) of DoubleLine’s total AUM.

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
Human Capital
We are a values-driven firm that seeks to demonstrate integrity in all that we do. We strive to maintain a work environment that fosters integrity, professionalism, excellence, candor and collegiality among our employees. Because our people are our most important asset, we are committed to cultivating an environment that is inclusive and honors diversity of thought. Providing training and career development opportunities and emphasizing strong support for our local communities through philanthropic initiatives are essential to our culture.
We consider our labor relations to be good. As of December 31, 2020, OCM had 749 employees and we had 269 employees.
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

The diagram below depicts our organizational structure as of December 31, 2020.
______________________
(1)Holds 100% of the Class B units, which represents 86.15% of the total combined voting power of our outstanding Class A and Class B units.   The Class B units have no economic interest in us.  The general partner of Oaktree Capital Group Holdings, L.P. is Oaktree Capital Group Holdings GP, LLC, which is controlled by our senior executives.
(2)Oaktree Capital Group, LLC is the public registrant and the issuer of the Series A and Series B preferred units listed on the NYSE.  It also holds, directly or indirectly, the preferred mirror units issued by Oaktree Capital I, L.P.
(3)The percent economic interest in Oaktree Operating Group represents the aggregate number of Oaktree Operating Group units held, directly or indirectly, as a percentage of the total number of Oaktree Operating Group units outstanding.  As of December 31, 2020, there were 160,047,647 Oaktree Operating Group Units outstanding.
(4)One additional entity, not reflected in this diagram, owns less than 1% interest in OCM Holdings I, LLC.

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

Financial and Other Information
Financial and other information for the years ended December 31, 2020, 2019 and 2018 are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Metrics” included elsewhere in this annual report.
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
Item 1A. Risk Factors
We are subject to a number of material risks inherent in our business. You should carefully consider the risks and uncertainties described below and other information included in this annual report. If any of the events described below occur, our business and financial results could be seriously harmed. The trading price of our preferred units could decline as a result of any of these risks, and you could lose all or part of your investment.
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
One of the means by which Oaktree seeks to achieve superior investment performance is by limiting the AUM in its strategies to an amount that it believes can be invested appropriately in accordance with Oaktree’s investment philosophy and current or anticipated economic and market conditions. In the past Oaktree has taken, and may continue to take, affirmative steps to limit the growth of AUM, including the AUM of the funds that produce revenues for us. These steps include:
•from time to time, Oaktree has suspended marketing certain open-end funds or other funds sub-advised by us or our affiliates, sometimes for long periods, and have declined to participate in searches aggregating billions of dollars;
•from time to time, Oaktree has returned capital from certain closed-end funds prior to the end of such funds’ respective investment periods or declined to call all of the capital committed to certain closed-end funds during those funds’ respective investment periods;
•Oaktree intentionally sized certain closed-ended funds to be smaller than their predecessors even though additional capital could have been raised; and
•since Oaktree’s founding it has turned away substantial amounts of capital offered to Oaktree for management.
From time to time, Oaktree or we have, and may continue to, afford certain investors in our funds or separate account clients more favorable economic terms than other investors in the same fund or separate account clients within the same or similar investment strategy, including with respect to management fees and performance-based fees. The availability of such terms is generally based on the aggregate size of commitments of such investor or client to one or more funds or accounts managed by us or our affiliates.

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
The outbreak of a novel strain of coronavirus disease (“COVID-19”) has significantly disrupted economic conditions and may adversely affect our operations, business, financial performance and operating results.
The outbreak of infections caused by a novel coronavirus (including potential variants, “COVID-19”) has emerged as a serious threat to the health and economic wellbeing of the worldwide population and the overall economy. On March 11, 2020, the World Health Organization announced that infections of COVID-19 had become a pandemic. Since the beginning of the outbreak, many local, state, regional and national governments around the world have taken dramatic action including ordering all non-essential workers to stay home, mandating the closure of schools and non-essential business premises and imposing isolation measures on large portions of their populations. These measures are intended to protect human life but have had serious adverse impacts on domestic and foreign economies, and the severity and duration of these impacts are highly uncertain. The effectiveness of economic stabilization efforts, including proposed government payments to affected citizens and industries, is also uncertain, and some economists are predicting extended local or global recessions.
Actions intended to mitigate the spread of COVID-19 have caused a dramatic increase in unemployment and economic instability in the United States and in certain other regions in which we operate and created significant uncertainty and volatility in our business and our funds’ and their respective portfolio companies’ businesses. Although it is impossible to predict with certainty the potential full magnitude of the business and economic ramifications, COVID-19 has impacted, and may further impact, our and our funds’ business, results of operations and financial condition in various ways, including but not limited to:
• Difficult market and economic conditions have, and may continue to, adversely impact the valuations of our and our funds’ investments;
• Limitations on travel and social distancing requirements implemented in response to COVID-19 may challenge our ability to market new or successor funds as anticipated prior to COVID-19, resulting in less or delayed revenues. In addition, in light of volatility in the public equity markets, fund investors may become limited by their asset allocation policies to invest in new or successor funds that we provide, because these policies often restrict the amount that they are permitted to invest in alternative assets like the strategies of our investment funds;
• Limitations on travel and social distancing requirements may also impact the investment operations of our funds, as our investment professionals may be unable to visit properties or other physical assets owned by our funds and may be limited in their ability to perform in-person due diligence for new investment opportunities;
• While the market dislocation caused by COVID-19 may present attractive investment opportunities, increased volatility in the financial markets may limit our ability to complete those investments;
• If the impact of COVID-19 continues, we and our funds may have more limited opportunities to successfully exit existing investments, due to, among other reasons, lower valuations, decreased revenues and earnings, lack of potential buyers with financial resources to pursue an acquisition or changes in receptivity of public investors to public equity offerings, resulting in a reduced ability to realize value from such investments;
• Our portfolio companies are facing and may face in the future increased credit and liquidity risk due to volatility in financial markets, reduced revenue streams and limited or higher cost of access to preferred sources of funding, which may result in potential impairment of our or our funds’ equity investments. Changes in the debt financing markets may impact the ability of our portfolio companies to meet their respective financial obligations. We and our funds may experience similar difficulties, and certain funds have been forced to sell securities acquired with leverage when the value of those securities decreased substantially;
• Borrowers under loans, notes and other credit instruments in our credit funds’ portfolio may be unable to meet their principal or interest payment obligations or satisfy financial covenants, and tenants leasing real estate properties owned by our funds may not be able to pay rents in a timely manner or at all, resulting in a decrease in the value of our funds’ credit and real estate investments and lower than expected returns. In addition, for variable interest instruments, lower reference rates resulting from government stimulus programs in response to COVID-19 could lead to lower interest income for our credit funds;
• Many of our portfolio companies operate in industries that are materially impacted by COVID-19, including but not limited to the travel, hospitality, energy, finance and real estate industries. Many of these companies are facing operational and financial hardships resulting from the spread of COVID-19 and related governmental measures, such as the closure of company facilities, restrictions on travel, quarantines and stay-at-home orders. If the disruptions caused by COVID-19 continue and the restrictions put in place are not lifted, the businesses of these portfolio companies will suffer, and they could become insolvent, all of which may decrease the value of our funds’ investments;
• While we have transitioned substantially all of our employees to a remote work environment in an effort to mitigate the spread of COVID-19, a further extended duration for these remote working arrangements and the continued spread of COVID-19 may negatively impact the ability of our and OCM’s key personnel to conduct our business and in turn negatively impact the business and operations of our funds;
• Our transition to remote working has also increased our vulnerability to risks related to our computer and communications hardware and software systems and exacerbated certain related risks, including risks of phishing and other cybersecurity attacks; and
• COVID-19 presents a significant threat to our employees’ well-being and morale. While we have implemented a business continuity plan to protect the health of our employees and have contingency plans in place for our and OCM’s key employees or executive officers who may become sick or otherwise unable to perform their duties for an extended period of time, such plans cannot anticipate all scenarios, and we may experience a loss of productivity or a delay in the rollout of certain strategic plans.
We are continuing to monitor the spread of COVID-19 and related risks, including risks related to efforts to mitigate the disease’s spread, although the rapid development and fluidity of the situation precludes any prediction as to its ultimate impact on us. However, if the spread and related mitigation efforts continue, the impact could grow and our business, financial condition, results of operations and cash flows could be materially adversely affected. A prolonged widespread epidemic, or the perception that such an epidemic may continue to reoccur, could adversely impact global economies and financial markets, resulting in an economic downturn that may impact our or our funds’ business. The COVID-19 outbreak has negatively impacted our and our funds’ operations and revenue. We believe COVID-19’s future impact on our business, results of operations and financial condition will be significantly driven by a number of factors that we are unable to predict or control, including, for example: the severity and duration of the pandemic; the pandemic’s impact on the U.S. and global economies; the timing, scope and effectiveness of additional governmental responses to the pandemic; the timing and speed of economic recovery, including the availability, administration and response of a treatment or vaccination for COVID-19; the impact of the pandemic and measures taken in response to it on overall supply and demand, goods and services, investor liquidity and liquidity in the financial markets, consumer confidence and levels of economic activity and the extent of disruption to important global, regional and local supply chains and economic markets; and the negative impact on our fund investors, vendors and other business partners that may indirectly adversely affect us. Any of the foregoing factors, and other cascading effects of the COVID-19 pandemic, could further impact our business, results of operations and financial condition, including by materially increasing our costs.
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
Our revenues and cash flow are more volatile and limited following the Merger and the Restructuring. The incentive income we receive and the investment income we recognize on our corporate investments in our funds and companies, which individually and collectively account for a substantial portion of our income, is now more limited than it was prior to October 1, 2019 as we no longer receive incentive or investment income from the entire Oaktree Operating Group, but rather incentive and investment income is received only from Oaktree Capital I and OCM Cayman. If we were to experience a significant reduction in incentive or investment income received from our funds, we may not be able to pay future distributions on our preferred units.
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
Examples of potential inter-fund conflicts include: (i) the allocation of investment opportunities in situations where the investment focus of one or more of our funds overlaps (including certain instances in which funds registered under the Investment Company Act may be precluded from participating in certain opportunities as a result of regulatory restrictions applicable to companies with multiple types of funds with overlapping investment focuses); (ii) opportunities to co-invest directly alongside a fund that are offered to certain fund investors rather than to other Oaktree funds or other fund investors; (iii) investments by different funds at different levels of the capital structure of the same issuer; (iv) receipt of material, non-public information regarding an issuer by one strategy where another strategy does not wish to be restricted in trading the securities of that issuer; and (v) investments by a fund into a portfolio company held or controlled by another fund. Over time we have developed general guidelines or a course of conduct to manage these potential inter-fund governance matters, including establishing an inter-fund governance work group and standing committee composed of senior officers from our non-investment groups, including our legal and compliance departments. We seek to resolve such governance issues in good faith and with a view to the best interests of all of our clients, but there can be no assurance that we will make the correct judgment or that our judgment will not be questioned or challenged.
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
The investment management business is intensely competitive, with competition based on a variety of factors, including investment performance, the quality of service provided to clients, brand recognition and business reputation. Our investment management business competes for clients, personnel and investment opportunities with a large number of private equity funds, specialized investment funds, hedge funds, corporate buyers, traditional investment managers, commercial banks, investment banks, other investment managers and other financial institutions, and we expect that competition will increase. Numerous factors serve to increase our competitive risks, some of which are outside of our control:
•a number of our competitors have more personnel and greater financial, technical, marketing and other resources than we do, and, in the case of some competitors, longer operating histories, more established relationships and/or greater experience;
•some of our funds may not perform as well as competitors’ funds or other available investment products;
•many of our competitors have raised, or are expected to raise, significant amounts of capital, and many of them have investment objectives similar to ours, which may create additional competition for investment opportunities and reduce the size and duration of pricing inefficiencies that we seek to exploit;
•some of our competitors (including strategic competitors) may have a lower cost of capital and access to funding sources that are not available to us, which may create competitive disadvantages for us with respect to our funds, particularly our funds that directly use leverage or rely on debt financing of their portfolio companies to generate superior investment returns;
•some of our competitors have higher risk tolerances, different risk assessments or lower return thresholds, which could allow them to consider a wider variety of investments and to bid more aggressively than us for investments;
•our competitors may be able to achieve synergistic cost savings in respect of an investment that we cannot, which may provide them with a competitive advantage in bidding for an investment;
•there are relatively few barriers to entry impeding new investment funds, and the successful efforts of new entrants into our various lines of business, including major commercial and investment banks and other financial institutions, have resulted in increased competition;
•some of our competitors may have better expertise or be regarded by investors as having better expertise in a specific asset class or geographic region than we do;
•some investors may prefer to pursue investments directly instead of investing through one of our funds; and
•other industry participants will from time to time seek to recruit our investment professionals and other employees away from us.
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
Our failure to comply with applicable laws or regulations could result in litigation, fines, censure, suspensions of personnel or other sanctions, including revocation of the registration of our relevant subsidiary as an investment adviser, CPO, CTA or registered broker-dealer. The regulations to which our business is subject are designed primarily to protect investors in our funds and to ensure the integrity of the financial markets. They are not designed to protect our preferred unitholders. Even if a sanction imposed against us, one of our subsidiaries or our personnel by a regulator is for a small monetary amount, the adverse publicity related to the sanction could harm our reputation, which in turn could materially adversely affect our business in a number of ways, such as causing investors to redeem their capital (to the extent they have that right), making it harder for us to raise new funds and discouraging others from doing business with us.
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
The business in which we operate both in and outside the United States may be subject to new or additional regulations from time to time. We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, the CFTC or other U.S. governmental regulatory authorities or self-regulatory organizations that supervise the financial markets and businesses such as ours. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. For example, in recent years, senior officials at the SEC have shown a willingness to pursue violations that could be viewed as minor on the theory that publicly pursuing minor violations could reduce the prevalence of more significant violations.
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
The replacement of LIBOR with an alternative reference rate may adversely affect our credit arrangements and our collateralized loan obligation transactions.
LIBOR and certain other “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. These reforms have resulted in plans to phase out and eventually replace LIBOR which may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted.
On November 30, 2020, the FCA, which regulates LIBOR, announced that subject to confirmation following its consultation with the administrator of LIBOR, it would cease publication of the one-week and two-month USD LIBOR immediately after December 31, 2021, and cease publication of the remaining tenors immediately after June 30, 2023. Additionally, the Federal Reserve Board has advised banks to stop entering into new USD LIBOR-based contracts. As a result of the phasing out of this benchmark, interest rates on our floating rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates, as well as the revenue and expenses associated with those financial instruments, may be adversely affected. It is unclear what methods of calculating a replacement benchmark will be established or adopted generally, and whether different industry bodies, such as the loan market and the derivatives market will adopt the same methodologies. To address the transition away from LIBOR, we have amended or will amend our credit agreements and related loan documentation to provide for an agreed upon methodology to calculate a new benchmark rate spreads, but there are as yet no comparable forward-looking benchmarks for the various LIBOR tenors. We are carefully evaluating our CLOs to identify any discrepancy between the interest rate an issuer pays on its liabilities compared to the interest rate on the underlying assets, or the amounts payable under a derivative used to hedge its currency or interest rate exposure. For our latest generation of CLOs, we have been incorporating or will incorporate provisions to address the transition from LIBOR, however certain older CLOs have not yet come up for amendment or refinancing, and as such may not currently contain clear LIBOR transition procedures. Additionally, there will be significant work required to transition to using the new benchmark rates and implement necessary changes to our systems, processes and models. This may impact our existing transaction data, products, systems, operations, and valuation processes. The calculation of interest rates under the replacement benchmarks could also negatively impact our business and financial results. We are assessing the impact of the transition; however, we cannot reasonably estimate the impact of the transition at this time.
There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases or volatility in risk-free benchmark rates, or borrowing costs to borrowers, any of which could have a material adverse effect on our business, result of operations, financial condition, and unit price.
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
Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of our business generally and financial services specifically, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular activities. We are involved regularly in trading activities that implicate a broad number of foreign (as well as U.S.) securities law regimes, including laws governing trading on inside information and market manipulation and a broad number of technical trading requirements that implicate fundamental market regulation policies. Additionally, we must comply with foreign laws governing the sale of interests in our funds and laws that govern other business activities. Violation of these laws could result in severe penalties, restrictions or prohibitions on our activities and damage to our reputation, which in turn could materially adversely affect our business in a number of ways, such as causing investors to redeem their capital (to the degree they have that right), making it harder for us to raise new funds and discouraging others from doing business with us.
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
Failure to maintain the security of our information and technology networks, including personal data and client information, intellectual property and proprietary business information could have a material adverse effect on us.
Security breaches and other disruptions of or incidents affecting our information and technology networks could result in compromising our information and intellectual property and expose us to significant liability, reputational harm, regulatory investigation and remediation costs, which could cause material harm to our business and financial results. In the ordinary course of our business, we collect, process and store sensitive data, including our proprietary business information and intellectual property, and personal data of our employees and our clients, in our data centers and on our networks (including data stored on systems maintained by third parties). The secure processing, maintenance and transmission of this information are critical to our operations. Although we take various measures and have made, and will continue to make, significant investments in an attempt to ensure the integrity of our systems and to safeguard against such failures or security breaches, there can be no assurance that these measures and investments will provide adequate protection. Despite our security measures, our information technology and infrastructure are vulnerable to different types of attacks by third parties or breaches due to employee error, malfeasance or other disruptions. Certain of our funds invest in strategic assets having a national or regional profile or in infrastructure assets, the nature of which could expose them to a greater risk of being subject to a cyber attack or security breach. In addition, we and our employees have been and may continue to be the target of fraudulent emails or other targeted attempts to gain unauthorized access to proprietary or sensitive information, including personal data.
There has been an increase in the frequency and sophistication of the data security threats we face, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target us because, as an investment management firm, we hold confidential and other price-sensitive information about the portfolio companies of our funds and their potential investments. As a result, we face a heightened risk of a security breach or disruption with respect to sensitive information resulting from an attack by computer hackers, foreign governments, cyber-terrorists or other bad actors. If successful, these types of attacks on our network or other systems could have a material adverse effect on our business and results of operations, due to, among other things, the loss, unauthorized access to or other misuse of personal, regulated, investor or proprietary data, interruptions or delays in our business and damage to our reputation. We are not currently aware of any cyberattacks or other incidents that, individually or in the aggregate, have materially affected, or would reasonably be expected to materially affect, our operations or financial condition. There can be no assurance that the various procedures and controls we utilize to mitigate these threats will be sufficient to prevent or detect disruptions to our systems. Because cyberattacks can originate from a wide variety of sources and the techniques used change frequently and are not recognized until launched, we may not learn about an attack until well after the attack occurs, and the full scope of a cyberattack may not be realized until an investigation has been performed. The costs related to data security threats or disruptions may not be fully insured or indemnified by other means. In addition, data security has become a top priority for regulators around the world. For example, the SEC announced in 2019 that one of the examination priorities for the Office of Compliance Inspections and Examinations is investment firms’ data security procedures and controls, including testing the implementation of those controls.
A significant actual or potential theft, loss, corruption, exposure, fraudulent use or misuse of client, employee or other personal data, regulated or proprietary business data, whether by third parties or as a result of employee malfeasance or otherwise, non-compliance with our contractual or other legal obligations regarding such data or intellectual property or a violation of our privacy and security policies with respect to such data could result in significant remediation and other costs, fines, litigation or regulatory actions against us. Such an event could additionally disrupt our operations and the services we provide to clients, damage our reputation, result in a loss of a competitive advantage, impact our ability to provide timely and accurate financial data, and cause a loss of confidence in our services and financial reporting, which could adversely affect our business, revenues, competitive position and investor confidence.
Additionally, the General Data Protection Regulation (“GDPR”) became applicable in all European Union (“EU”) member states on May 25, 2018. This regulation added a broad array of requirements for handling personal data of individuals that are residents of the EU and the processing and transfer of that data from the EU and could impose a fine of up to 4% of global annual revenue for violations. The GDPR has resulted in and will continue to result in significantly greater compliance burdens and costs for companies like us. Further, due to Brexit (discussed below), from the beginning of 2021 (when the transitional period following Brexit expired), we are required to comply with GDPR and also the UK equivalent. The relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear, and any changes will lead to additional costs and increase our overall risk exposure.
In addition to the GDPR, California enacted the California Consumer Privacy Act of 2018 (the “CCPA”), which went into effect on January 1, 2020. The CCPA imposes sweeping data protection obligations on many companies doing business in California and provides for substantial fines for non-compliance and, in some cases, a private right of action for consumers who are victims of data breaches involving their unencrypted personal information. Further, in November 2020, California voters passed the California Privacy Rights and Enforcement Act of 2020 (“CPRA”), which further expands the CCPA with additional data privacy compliance requirements that may impact our business, and establishes a regulatory agency dedicated to enforcing those requirements. It remains unclear how various provisions of the CCPA and CPRA will be interpreted and enforced. These and other data privacy laws and regulations and their interpretations continue to develop and may be inconsistent from jurisdiction to jurisdiction. In addition, on July 16, 2020, the European Court of Justice invalidated the EU-US Privacy Shield Framework under which personal data could be transferred from the EEA to US entities that had self-certified under the Privacy Shield Framework. This development requires us to review and amend the legal mechanisms by which we make and/or receive certain personal data transfers. The effects of the GDPR, CCPA, CPRA, and other U.S. state, U.S. federal, and international data privacy laws and regulations are significant and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such laws and regulations.

Interruption of our information technology, communications systems or data services could disrupt our business, result in losses and/or limit our growth.
We rely heavily on our financial, accounting, communications and other information technology systems. If our systems do not operate properly, are disabled or are compromised, we could suffer financial loss, a disruption of our business, liability to our funds, regulatory intervention or reputational damage. Our information technology and communications systems are vulnerable to damage or disruption from fire, power loss, telecommunications failure, system malfunctions, natural disasters such as hurricanes, earthquakes and floods, acts of war or terrorism, employee errors or malfeasance, computer viruses, cyber-attacks, or other events which are beyond our control.
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
The United Kingdom’s exit from the European Union, and the implementation of the trade and cooperation agreement between the United Kingdom and the European Union, could adversely affect us.
On June 23, 2016, the United Kingdom (the “U.K.”) held a referendum on whether to remain a member state of the EU in which a majority of voters approved an exit from the EU, commonly referred to as “Brexit.” The U.K. withdrew from the EU on January 31, 2020, but the U.K. remained in the EU’s customs union and single market for a transition period that expired on December 31, 2020. On December 24, 2020, the U.K. and the EU entered into a trade and cooperation agreement (the “Trade and Cooperation Agreement”), which was applied on a provisional basis from January 1, 2021. While the economic integration does not reach the level that existed during the time the UK was a member state of the EU, the Trade and Cooperation Agreement sets out preferential arrangements in areas such as trade in goods and in services, digital trade and intellectual property. Negotiations between the UK and the EU are expected to continue in relation to the relationship between the UK and the EU in certain other areas which are not covered by the Trade and Cooperation Agreement. The long term effects of Brexit will depend on the effects of the implementation and application of the Trade and Cooperation Agreement and any other relevant agreements between the U.K. and the EU.
The effects of Brexit remain uncertain and, as a result, we face risks associated with the potential uncertainty and disruptions that may follow Brexit and the implementation and application of the Trade and Cooperation Agreement, including with respect to volatility in exchange rates and interest rates and disruptions to the free movement of data, goods, services, people and capital between the U.K. and the EU. The uncertainty concerning the U.K.’s future legal, political and economic relationship with the EU could adversely affect political, regulatory, economic or market conditions in the EU, the U.K. and worldwide and could contribute to instability in global political institutions, regulatory agencies and financial markets. These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets and could significantly reduce global market liquidity and limit the ability of key market participants to operate in certain financial markets. In particular, it could also lead to a period of considerable uncertainty in relation to the U.K. financial and banking markets, as well as to the regulatory process in Europe. Asset valuations, currency exchange rates and credit ratings may also be subject to increased market volatility. Depending on the future relationship of the U.K. and the EU, the long-term effects of Brexit could be far-reaching. It could adversely affect the values of investments held by our funds, our ability to source new investments, and our ability to raise capital from investors in the U.K. and the EU. It has, and will in the future, also affect the ways in which we are able to operate in the U.K. and from the U.K. into the European Economic Area (the ”EEA”)(and vice-versa for our entities in the EEA), in particular because the U.K. lost the benefits of global trade agreements negotiated by the EU on behalf of its members, which may result in increased trade barriers that could make doing business in areas that are subject to such global trade agreements more difficult. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which laws of the EU to replace or replicate.
It is difficult to predict the overall impact of the U.K. withdrawal from the EU, the implementation and application of the Trade and Cooperation Agreement and what the economic, tax, fiscal, legal, regulatory and other implications will be for the asset management industry and the broader European and global financial markets generally and for our business and our funds and their investments specifically. However, any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, results of operations, financial prospects and condition, and cash flow.
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
Moreover, with respect to the historical returns of our funds:
•we may create new funds in the future that reflect a different asset mix and different investment strategies, as well as a varied geographic and industry exposure as compared to our present funds, and any such new funds could have different returns from our existing or previous funds;
•our funds’ returns have previously benefited from investment opportunities and general market conditions that may not repeat themselves, and there can be no assurance that our current or future funds will be able to avail themselves of profitable investment opportunities;
•many of our funds’ historical investments were made over a long period of time and over the course of various market and macroeconomic cycles, and the circumstances under which our current or future funds may make future investments may differ significantly from those conditions prevailing in the past;
•newly established funds may generate lower returns during the period in which they initially deploy their capital;
•our funds may not be able to successfully identify, make and realize upon any particular investment or generate returns for their investors; and
•any material increase or decrease in the size of our funds could result in materially different rates of returns.
The future internal rate of return for any current or future fund may vary considerably from the historical internal rate of return generated by any particular fund, or for our funds as a whole. In addition, future returns will be affected by the applicable risks described elsewhere in this annual report, including risks of the industries and businesses in which a particular fund invests.

Certain of our funds make distressed debt investments that involve significant risks and potential additional liabilities.
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
Poor investment performance during periods of adverse market conditions, together with investors’ increased need for liquidity given adverse conditions in the credit markets during such periods, can prompt relatively high levels of investor redemptions at times when many funds may not have sufficient liquidity to satisfy some or all of their investor redemption requests. During times when market conditions are deteriorating, many funds may face additional redemption requests and/or compulsory investor withdrawals or redemptions, which will exacerbate the liquidity pressures on the affected funds. If such funds cannot satisfy their current and future redemption requests, they may be forced to sell assets at distressed prices or cease operations. Various measures taken by funds to improve their liquidity profiles (such as the implementation of “gates” or the suspension of redemptions) that reduce the amounts that would otherwise be paid out in response to redemption requests may have the effect of incentivizing investors to “gross up” or increase the size of the future redemption requests they make, thereby exacerbating the cycle of redemptions. The liquidity issues for such funds are often further exacerbated by their fee structures, as a decrease in NAV decreases their management fees.
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
Many of our funds invest a portion of their assets in the equity, debt, loans or other securities of issuers located outside the United States, while certain of our funds invest substantially all of their assets in these types of securities. Investments in non-U.S. securities involve certain factors not typically associated with investing in U.S. securities, including risks relating to:
•our funds’ abilities to exchange local currencies for U.S. dollars and other currency exchange matters, including fluctuations in currency exchange rates and costs associated with conversion of investment principal and income from one currency into another;
•controls on, and changes in controls on, foreign investment and limitations on repatriation of invested capital;
•less developed or less efficient financial markets than exist in the United States, which may lead to price volatility and relative illiquidity;
•the absence of uniform accounting, auditing and financial reporting standards, practices and disclosure requirements and less government supervision and regulation;
•differences in legal and regulatory environments, particularly with respect to bankruptcy and reorganization, less developed corporate laws regarding fiduciary duties and the protection of investors and less reliable judicial systems to enforce contracts and applicable law;
•less publicly available information in respect of companies in non-U.S. markets;
•heightened exposure to corruption risk;
•certain economic and political risks, including potential exchange control regulations and restrictions on our non-U.S. investments and repatriation of capital, potential political, economic or social instability, the possibility of nationalization or expropriation or confiscatory taxation and adverse economic and political developments; and

•the possible imposition of non-U.S. taxes or withholding on income and gains recognized with respect to the securities.
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
Our funds often invest in companies that are highly leveraged, a fact that may increase the risk of loss associated with the investments.
Our funds often invest in companies whose capital structures involve significant leverage. These investments are inherently more sensitive to declines in revenues and to increases in expenses and interest rates. The leveraged capital structure of these companies places significant burdens on their cash flows and increases the exposure of our funds to adverse economic factors such as downturns in the economy or deterioration in the condition of the portfolio company or its industry. Additionally, the securities acquired by our funds may be the most junior in what could be a complex capital structure and thus subject us to the greatest risk of loss in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of one of these companies.
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
The market price for the preferred units may fluctuate based on a number of factors, including:
•variations in our quarterly operating results or distributions, which may be substantial;
•the incurrence of additional indebtedness or additional issuances of other series or classes of preferred units;
•whether we declare or fail to declare distributions on the preferred units from time to time and our ability to make distributions under the terms of our indebtedness;
•the credit ratings of the preferred units;
•a lack of liquidity in the trading of our preferred units (including, if the preferred units are voluntarily or involuntarily delisted from the New York Stock Exchange);
•the prevailing interest rates or rates of return being paid by other companies similar to us and the market for similar securities; and
•general market, political and economic conditions.

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
Because we derive, and expect to continue to derive, a substantial portion of our revenue and cash flows from our indirect economic interests in each of Oaktree Capital I and OCM Cayman our success depends on the performance of these operating companies irrespective of the performance of the Oaktree Operating Group as a whole. Prior to the Restructuring, we derived management fees, incentive income and investment income from each member of the Oaktree Operating Group. However, subsequent to the Restructuring, we only derive incentive income and investment income from two of the six members of the Oaktree Operating Group. Additionally, subsequent to the Restructuring, a substantial portion of Oaktree’s management fees is not earned by us since we do not act as investment manager for the vast majority of Oaktree funds but rather the majority of our management fees are paid to us by OCM as compensation for services rendered by us in support of Oaktree’s investment management business.
In addition, in 2020 we subscribed for a limited partner interest in, and made a capital commitment of, $750 million to Oaktree Opportunities Fund XI, L.P., a parallel investment vehicle thereof or a feeder fund in respect of one of the foregoing (such limited partner interest, the “Opps XI Investment” and such fund entities collectively, “Opps XI”). In order to make the Opps XI Investment, our sole Class A unitholder, or one of its affiliates, will contribute cash as a capital contribution (the “Opps XI Investment Cash”) as and to the extent required to satisfy the our obligations to Opps XI. We will use the Opps XI Investment Cash solely to fund the Opps XI Investment and satisfy its obligations in respect of Opps XI. Distributions from the Opps XI Investment are intended for the benefit of the Class A unitholder, subject to applicable law. Our preferred unitholders should not rely on distributions received by us in respect of our Opps XI Investment for payment of dividends or redemption of the preferred units.
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
A person will generally be deemed to be an “investment company” for purposes of the Investment Company Act if:
•it is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities; or
•absent an applicable exemption, it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis.
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
Holders of preferred units are required to take into account items of gross ordinary income that are allocated to them for our taxable year ending within or with their taxable year. It may require a substantial period of time after the end of our fiscal year to obtain the requisite information from all lower-tier entities so that tax information (including IRS Schedules K-1) may be prepared by us. For this reason, holders of preferred units who are U.S. taxpayers should anticipate the need to file annually with the IRS (and certain states) a request for an extension past the applicable due date of their income tax return for the taxable year. Because holders of our preferred units will be required to report the items of gross income that are allocated to them, tax reporting for such holders will generally be more complicated than for shareholders of a corporation. In addition, it is possible that a holder of preferred units will be required to file amended income tax returns as a result of adjustments to items on the corresponding income tax returns of the Company. Any obligation for a holder of preferred units to file amended income tax returns for that or any other reason, including any costs incurred in the preparation or filing of such returns, is the responsibility of each holder of preferred units.

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
In light of our investment activities, we may be, or may become, engaged in a U.S. trade or business for U.S. federal income tax purposes, in which case some portion of our income would be treated as effectively connected income, or “ECI,” with respect to non-U.S. holders of our preferred units. Moreover, dividends paid by real estate investment trust, or “REIT,” investments that are attributable to gains from the sale of U.S. real property interests may be treated as ECI with respect to non-U.S. holders of our preferred units. In addition, certain income of non-U.S. holders from U.S. sources not connected to any U.S. trade or business conducted by us could be treated as ECI. We may earn ECI and/or income treated as ECI. To the extent our income is treated as ECI, each non-U.S. holder generally would be subject to withholding tax on distributions attributable to such income, would be required to file a U.S. federal income tax return for such year reporting such income effectively connected with such trade or business and any other income treated as ECI, and would be subject to U.S. federal income tax at regular U.S. tax rates on any such income (state and local income taxes and filings may also apply in that event). Non-U.S. holders that are corporations may also be subject to a 30% branch profits tax (potentially reduced under an applicable tax treaty) on their allocable share of such income. In addition, if we are treated as being engaged in a U.S. trade or business, a portion of any gain recognized by non-U.S. holders on the sale or exchange of preferred units may be treated for U.S. federal income tax purposes as ECI. Consequently, such non-U.S. holders could be subject to U.S. federal income tax and branch profits tax on the sale or exchange of preferred units. In certain circumstances, for transfers on or after January 1, 2022, the transferee of such preferred units (or a broker through which the transfer is effected) may be required to deduct and withhold a tax equal to 10% of the amount realized (or deemed realized) on the sale or exchange of such preferred units, or such other amount as is specified in the Treasury Regulations. Because this guidance is recent, it is unclear how this provision may impact transfers of preferred units in the future. In addition, certain income from U.S. sources that is not ECI allocable to non-U.S. holders may be subject to withholding taxes imposed at the highest effective applicable tax rate. Non-U.S. holders of our preferred units are strongly urged to consult their tax advisors regarding the tax consequences of owning our preferred units.
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
Our Class A units are not listed on a securities exchange. The number of holders of record of our Class A units as of February 24, 2021 was one.
Equity Compensation Plan Information
The following table sets forth information concerning the awards that may be issued under the 2011 Plan as of December 31, 2020.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	15,846,913	—	8,136,779
Equity compensation plans not approved by security holders	—	—	—
Total (3)	15,846,913	—	8,136,779

(1)    Reflects the aggregate number of OCGH units, Class A units, phantom units and EVUs granted under the 2011 Plan as of December 31, 2020. Please see note 15 to our consolidated financial statements included elsewhere in this annual report for additional information.
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
(3)    As of December 31, 2020, 4,929,054 OCGH units have been granted under the 2007 Plan. However, such amounts are not reflected in this table because our board of directors has resolved that the administrator of the 2007 Plan will no longer grant awards under the 2007 Plan.
Unregistered Sales of Equity Securities and Purchases of Equity Securities in the Fourth Quarter of 2020
None.

Item 6. Selected Financial Data
Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements of Oaktree Capital Group, LLC and the related notes included within this annual report. For a discussion and analysis of historical periods ended before January 1, 2019, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our report on Form 10-K for the year ended December 31, 2019. This discussion contains forward-looking statements that are subject to risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. The factors listed under “Risk Factors” and “Forward-Looking Statements” in this annual report provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in any forward-looking statements.
Business Overview
Oaktree is a leading global alternative investment management firm with expertise in investing in credit, real assets, private equity, and listed equities. Oaktree’s mission is to deliver superior investment results with risk under control and to conduct its business with the highest integrity. Oaktree emphasizes an opportunistic, value-oriented and risk-controlled approach to its investments. Over more than three decades, Oaktree has developed a large and growing client base through its ability to identify and capitalize on opportunities for attractive investment returns in less efficient markets.
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

Upon the completion of the Mergers on September 30, 2019, Brookfield acquired 61.2% of Oaktree’s business in a stock and cash transaction. The remaining 38.8% of the business at that time continued to be owned by OCGH, whose unitholders consist primarily of Oaktree’s founders and certain other members of management and current and former employees. As part of the Merger, Brookfield acquired all outstanding vested OCG Class A units for, at the election of OCG Class A unitholders, either $49.00 in cash or 1.0770 Class A shares of Brookfield per OCG Class A unit (subject to pro-ration to ensure that no more than fifty percent (50%) of the aggregate merger consideration is paid in the form of cash or stock), in each case, without interest and subject to any applicable withholding taxes.  In addition, as part of the Subsequent Merger the founders, senior management, and current and former employee-unitholders of OCGH sold 20% of their OCGH units to Brookfield for the same consideration as the OCG Class A unitholders received in the merger.
Restructuring Transaction
On the closing date of the Mergers, we and certain other entities entered into a Restructuring Agreement (the “Restructuring”) pursuant to which our direct and indirect ownership of general partner and limited partner interests in certain Oaktree Operating Group entities were transferred to newly-formed, indirect subsidiaries of Brookfield as of October 1, 2019. As a result, on October 1, 2019, four of the six Oaktree Operating Group entities were no longer our indirect subsidiaries. Accordingly, our consolidated financial statements will reflect our indirect economic interest in only two of the Oaktree Operating Group entities: (i) Oaktree Capital I, L.P. (“Oaktree Capital

I”), which acts as or controls the general partner of certain Oaktree funds and which holds a majority of Oaktree’s investments in its funds and (ii) Oaktree Capital Management (Cayman), L.P. (“OCM Cayman”), which represents Oaktree’s non-U.S. fee business. As of October 1, 2019, our consolidated financial statements will no longer reflect any economic interests in the remaining four Oaktree Operating Group entities: (i) Oaktree Capital II, L.P. (“Oaktree Capital II”), which acts as or controls the general partner of certain Oaktree funds and which includes Oaktree’s investments in certain funds and other businesses, including Oaktree’s investment in DoubleLine Capital, L.P., (ii) Oaktree Capital Management, L.P. (“OCM”), an entity that serves as the U.S. registered investment adviser to most of the Oaktree funds, (iii) Oaktree Investment Holdings, L.P. (“Oaktree Investment Holdings”), which holds certain corporate investments in other entities and (iv) Oaktree AIF Investments, L.P. (“Oaktree AIF”), which primarily holds interests in certain Oaktree fund investments for regulatory and structuring purposes. As a consequence, the assets of Oaktree Capital II, OCM, Oaktree Investment Holdings and Oaktree AIF will no longer support our operations. Please see “Business—Organizational Structure” in this annual report for a diagram of our organizational structure after the Restructuring.
    Prior to the Restructuring on October 1, 2019, our consolidated operating results included substantially all of the revenues and expenses of the Oaktree Operating Group and related consolidated funds and investment vehicles. Subsequent to the Restructuring, our consolidated operating results reflect only Oaktree Capital I and OCM Cayman and related consolidated funds and investment vehicles. Since the deconsolidation of the remaining four Oaktree Operating Group entities was not required to be presented on a retrospective basis, our results of operations for the year ended December 31, 2019 reflect a full year of activities for Oaktree Capital I and OCM Cayman and related funds and investment vehicles and only nine months of activities for the remaining four Oaktree Operating Group entities and related funds and investment vehicles and, as a result, are not directly comparable to prior periods. Our results of operations for the year ended December 31, 2020 only reflect activities for Oaktree Capital I and OCM Cayman and related funds and investment vehicles and do not include any activity for the remaining four Oaktree Operating Group entities and related funds and investment vehicles and, as a result, are not directly comparable to prior periods.
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
Revenues
On January 1, 2018, we adopted the new revenue recognition standard on a modified retrospective basis. As a result, prior period amounts continue to be reported under historic GAAP. Upon adoption, the Company recorded a cumulative-effect increase to retained earnings as of January 1, 2018 of $48.7 million, net of tax. This adjustment relates to incentive income that would have met the “probable that significant reversal will not occur” criteria as of January 1, 2018 under the new revenue standard. Please see notes 2 and 3 to our consolidated financial statements included elsewhere in this annual report for additional information on revenues.
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
Net Income Attributable to Preferred Unitholders
This category represents distributions declared, if any, on our preferred units. Please see note 13 to our consolidated financial statements for more information.

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

GAAP Consolidated Results of Operations (1)(2)
The following table sets forth our audited consolidated statements of operations:

	Year Ended December 31,
	2020	2019	2018
	(in thousands, except per unit data)
Revenues:
Management fees	$185,727	$578,863	$712,020
Incentive income	243,337	350,124	674,059
Total revenues	429,064	928,987	1,386,079
Expenses:
Compensation and benefits	(131,562)	(368,196)	(407,674)
Equity-based compensation	(17,365)	(65,533)	(62,989)
Incentive income compensation	(104,469)	(175,753)	(338,675)
Total compensation and benefits expense	(253,396)	(609,482)	(809,338)
General and administrative	(23,065)	(189,447)	(153,483)
Depreciation and amortization	(2,052)	(20,287)	(25,862)
Consolidated fund expenses	(33,153)	(23,315)	(11,888)
Total expenses	(311,666)	(842,531)	(1,000,571)
Other income (loss):
Interest expense	(157,686)	(197,159)	(160,111)
Interest and dividend income	318,210	368,870	287,155
Net realized loss on consolidated funds’ investments	(105,957)	(17,773)	(23,528)
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	(183,847)	9,937	(164,592)
Investment income	103,828	146,569	157,110
Other income, net	—	58	7,782
Total other income (loss)	(25,452)	310,502	103,816
Income before income taxes	91,946	396,958	489,324
Income taxes	(8,211)	(9,620)	(24,779)
Net income	83,735	387,338	464,545
Less:
Net (income) loss attributable to non-controlling interests in consolidated funds	165,412	(93,620)	41,691
Net (income) attributable to non-controlling interests in consolidated subsidiaries	(83,428)	(138,879)	(282,818)
Net income attributable to Oaktree Capital Group, LLC	165,719	154,839	223,418
Net (income) attributable to preferred unitholders	(27,316)	(27,316)	(12,277)
Net income attributable to Oaktree Capital Group, LLC Class A unitholders	$138,403	$127,523	$211,141

Distributions declared per Class A unit	$0.71	$4.96	$2.97
Net income per unit (basic and diluted):
Net income per Class A unit	$1.40	$1.59	$2.99
Weighted average number of Class A units outstanding	98,512	80,045	70,526

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

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Revenues
Management Fees
Management fees decreased $393.1 million, or 67.9%, to $185.7 million for the year ended December 31, 2020, from $578.9 million for the year ended December 31, 2019. The decrease was primarily attributable to the impact of the Restructuring, which became effective on October 1, 2019.
Incentive Income
A summary of incentive income is set forth below:

	Year Ended December 31,
	2020	2019
	(in thousands)
Incentive Income:
Oaktree funds:
Credit	$59,945	$267,780
Private Equity	173,662	41,438
Real Assets	5,625	24,477
Listed Equities	4,105	13,022
Non-Oaktree	—	3,407
Total incentive income	$243,337	$350,124
Incentive income decreased $106.8 million, or 30.5%, to $243.3 million for the year ended December 31, 2020, from $350.1 million for the year ended December 31, 2019. The decline in incentive income was primarily due to lower tax-related incentive income and the Restructuring. The year ended December 31, 2020 included $133.7 million from Oaktree Power Opportunities Fund IV while Oaktree Opportunities Fund VIII contributed $181.2 million of incentive income in 2019.
Expenses
Compensation and Benefits
Compensation and benefits expense decreased $236.6 million, or 64.3%, to $131.6 million for the year ended December 31, 2020, from $368.2 million for the year ended December 31, 2019. The decline in compensation and benefits expense was primarily due to the Restructuring.
Equity-based Compensation
Equity-based compensation expense decreased $48.1 million, or 73.4%, to $17.4 million for the year ended December 31, 2020, from $65.5 million for the year ended December 31, 2019, primarily reflecting the impact of the Restructuring.
Incentive Income Compensation
Incentive income compensation expense decreased $71.3 million, or 40.6%, to $104.5 million for the year ended December 31, 2020, from $175.8 million for the year ended December 31, 2019, primarily reflecting the decrease in incentive income.
General and Administrative
General and administrative expense decreased $166.3 million, or 87.8%, to $23.1 million for the year ended December 31, 2020, from $189.4 million for the year ended December 31, 2019, primarily reflecting the impact of the Restructuring and costs incurred as part of the Mergers in 2019.
Depreciation and Amortization
Depreciation and amortization expense decreased $18.2 million, or 89.7%, to $2.1 million for the year ended December 31, 2020, from $20.3 million for the year ended December 31, 2019. The decrease primarily reflected the impact of the Restructuring.

Consolidated Fund Expenses
Consolidated fund expenses increased $9.9 million, or 42.5%, to $33.2 million for the year ended December 31, 2020, from $23.3 million for the year ended December 31, 2019. This increase primarily reflects increased management fee expense related to certain of our consolidated CLO funds for the year ended December 31, 2020 as a result of the Restructuring and growth in the asset base of our consolidated funds.
Other Income (Loss)
Interest Expense
Interest expense decreased $39.5 million, or 20.0%, to $157.7 million for the year ended December 31, 2020, from $197.2 million for the year ended December 31, 2019. The decrease was primarily attributable to a decline in underlying benchmark interest rates from 2019, offset by increased borrowings related to our CLOs.
Interest and Dividend Income
Interest and dividend income decreased $50.7 million, or 13.7%, to $318.2 million for the year ended December 31, 2020, from $368.9 million for the year ended December 31, 2019. The decrease was primarily attributable to our consolidated funds.
Net Realized Gain (Loss) on Consolidated Funds’ Investments
Net realized gain (loss) on consolidated funds’ investments decreased $88.2 million, to a net loss of $106.0 million for the year ended December 31, 2020, from a net loss of $17.8 million for the year ended December 31, 2019. The decrease in our net realized gain (loss) primarily reflects the performance of investments sold by our consolidated CLOs in each period.
Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
The net change in unrealized appreciation (depreciation) on consolidated funds’ investments decreased $193.7 million, to net depreciation of $183.8 million for the year ended December 31, 2020, from net appreciation of $9.9 million for the year ended December 31, 2019. Excluding the impact of the reversal of net realized gain (loss) on consolidated funds’ investments, the net change in unrealized appreciation (depreciation) on consolidated funds’ investments decreased $282.0 million to a net loss of $289.8 million for the year ended December 31, 2020, from $7.8 million for the year ended December 31, 2019. The decrease reflected in our consolidated funds’ performance in each period, primarily resulted from a consolidated open-end credit fund that was consolidated in 2019 and the first quarter of 2020, and deconsolidated thereafter. For the year ended December 31, 2020, unrealized appreciation (depreciation) related to this fund reflects the market declines in the first quarter of 2020, but due to its deconsolidation, did not benefit from the subsequent market recovery during the year.
Investment Income
A summary of investment income is set forth below:

	Year Ended December 31,
	2020	2019
Income (loss) from investments in funds:	(in thousands)
Oaktree funds:
Credit	$52,574	$85,159
Private Equity	58,139	24,887
Real Assets	(11,552)	5,513
Listed Equities	2,103	14,232
Non-Oaktree	(6,953)	65,167
Total investment income - Oaktree and operating subsidiaries	94,311	194,958
Eliminations	9,517	(48,389)
Total investment income	$103,828	$146,569
Investment income decreased $42.8 million, or 29.2%, to $103.8 million for the year ended December 31, 2020, from $146.6 million for the year ended December 31, 2019. The decrease primarily reflected lower returns on our Credit and Real Assets investments, and the Restructuring, partially offset by increased returns on our Private Equity investments.

Income Taxes
Income taxes decreased $1.4 million, or 14.6%, to $8.2 million for the year ended December 31, 2020, from $9.6 million for the year ended December 31, 2019, primarily reflecting lower pre-tax income attributable to Class A unitholders and the impact of the Restructuring. The effective tax rates applicable to Class A unitholders for 2020 and 2019 were 4% and 5%, respectively.  We generally expect variability in tax rates between periods, because the effective tax rate is a function of the mix of income and other factors, each of which can have a material impact on the particular period’s income tax expense and may vary significantly within or between years.  Please see the Income Taxes section of “—Understanding Our Results—Consolidation of Oaktree Funds.”
Net (Income) Loss Attributable to Non-controlling Interests in Consolidated Funds
Net (income) loss attributable to non-controlling interests in consolidated funds increased $259.0 million, to net loss of $165.4 million for the year ended December 31, 2020, from net income of $93.6 million for the year ended December 31, 2019. The increase reflected our consolidated funds’ performance attributable to third-party investors in each period. These effects are described in more detail under “—Other Income (Loss)” above.
Net Income Attributable to Oaktree Capital Group, LLC Class A Unitholders
Net income attributable to OCG Class A unitholders increased $10.9 million, or 8.5%, to $138.4 million for the year ended December 31, 2020, from $127.5 million for the year ended December 31, 2019, primarily reflecting the impact of our allocated portion of consolidated funds’ performance in each period and the Restructuring.

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

	As of or for the Year Ended December 31,
	2020	2019	2018
	(in thousands except as otherwise indicated)

Operating Metrics: (1)
Assets under management (in millions):
Incentive-creating assets under management	$31,973	$25,330	$34,629
Accrued incentives (fund level):
Incentives created (fund level)	656,590	269,421	297,316
Incentives created (fund level), net of associated incentive income compensation expense	309,715	132,959	148,362
Accrued incentives (fund level)	1,314,443	938,806	1,722,120
Accrued incentives (fund level), net of associated incentive income compensation expense	610,207	439,128	811,796
(1)    Our funds record as accrued incentives the incentive income that would be paid to us if the funds were liquidated at their reported values as of the date of the financial statements. Incentives created (fund level) refers to the gross amount of potential incentives generated by the funds during the period. We refer to the amount of incentive income recognized as revenue by us as incentive income. Amounts recognized by us as incentive income are no longer included in accrued incentives (fund level), the term we use for remaining fund-level accruals. Incentives created (fund level), incentive income and accrued incentives (fund level) are presented gross, without deduction for direct compensation expense that is owed to our investment professionals associated with the particular fund when we earn the incentive income. We call that charge “incentive income compensation expense.” Incentive income compensation expense varies by the investment strategy and vintage of the particular fund, among many factors.

Incentive-creating AUM
Incentive-creating AUM is set forth below and includes only incentive-creating AUM generated by our indirect subsidiaries, Oaktree Capital I and OCM Cayman for the years ended December 31, 2020 and 2019. Incentive-creating AUM does not include undrawn capital commitments.

	As of December 31,
	2020	2019	2018
	(in millions)
Incentive-creating Assets Under Management:
Closed-end funds	$28,099	$21,530	$27,809
Evergreen funds	3,874	3,800	6,215
DoubleLine	—	—	605
Total	$31,973	$25,330	$34,629
Year Ended December 31, 2020
Incentive-creating AUM increased $6.7 billion, or 26.5%, to $32.0 billion as of December 31, 2020, from $25.3 billion as of December 31, 2019. The increase primarily reflected $3.5 billion of drawdowns and contributions, net of distributions, and $3.2 billion attributable to market-value gains, inclusive of the impact foreign currency fluctuations, during the year ended December 31, 2020.

The following Incentive-creating AUM rollforward reflects beginning and ending balances, gross inflows and outflows, and change in market value (including foreign currency exchange impacts) as of December 31, 2020:

As of or for the Year Ended December 31, 2020
(in millions)
Incentive-creating Assets Under Management:
Beginning balance	$25,330
Contributions and Drawdowns	8,146
Distributions	(4,699)
Market appreciation (including foreign currency)	3,196
Ending balance	$31,973
Accrued Incentives (Fund Level) and Incentives Created (Fund Level)
Accrued incentives (fund level), gross and net of incentive income compensation expense, as well as changes in accrued incentives (fund level), are set forth below.

	As of or for the Year Ended December 31,
	2020	2019	2018
	(in thousands)
Accrued Incentives (Fund Level): (1)
Beginning balance	$938,806	$1,722,120	$1,920,339
Incentives created (fund level):
Closed-end funds	638,158	227,680	270,694
Evergreen funds	18,432	37,141	24,622
DoubleLine	—	4,600	2,000
Total incentives created (fund level)	656,590	269,421	297,316
Less: incentive income recognized by us	(280,953)	(537,139)	(495,535)
Less: Restructuring reallocation of accrued incentives	$—	$(515,596)	$—
Ending balance	$1,314,443	$938,806	$1,722,120
Accrued incentives (fund level), net of associated incentive income compensation expense	$610,207	$439,128	$811,796

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
    As of December 31, 2020, 2019 and 2018, the portion of net accrued incentives (fund level) represented by funds that were currently paying incentives was $152.3 million (or 25.0%), $80.6 million (18.4%) and $237.0 million (29.2%), respectively, with the remainder arising from funds that as of that date were not at the stage of their cash distribution waterfall where Oaktree was entitled to receive incentives, other than possibly tax-related distributions.
As of December 31, 2020, $434.1 million, or 71.1%, of the net accrued incentives (fund level) was in evergreen or closed-end funds in their liquidation period. Please see “—Critical Accounting Policies—Fair Value of Financial Instruments” for a discussion of the fair-value hierarchy level established by GAAP.
Year Ended December 31, 2020
Incentives created (fund level) was $656.6 million for the year ended December 31, 2020, primarily reflecting $491.9 million of incentives created (fund level) from Private Equity funds, $144.4 million from Credit funds, and $16.2 million from Real Asset funds.

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
The following table presents our GAAP consolidating statement of financial condition:

	As of December 31, 2020
	Oaktree and Operating Subsidiaries	Consolidated Funds	Eliminations	Consolidated
	(in thousands)
Assets:
Cash and cash-equivalents	$329,253	$—	$—	$329,253
U.S. Treasury and other securities	9,562	—	—	9,562
Corporate investments	1,523,251	—	(551,299)	971,952
Deferred tax assets	4,172	—	—	4,172
Right-of-use assets	37,942	—	—	37,942
Receivables and other assets	176,215	—	(3,470)	172,745
Assets of consolidated funds	—	8,868,489	—	8,868,489
Total assets	$2,080,395	$8,868,489	$(554,769)	$10,394,115
Liabilities and Capital:
Liabilities:
Accounts payable and accrued expenses	$146,651	$—	$3,704	$150,355
Due to affiliates	9,688	—	—	9,688
Lease liabilities	44,068	—	—	44,068
Debt obligations	—	—	—	—
Liabilities of consolidated funds	—	7,616,173	(21,504)	7,594,669
Total liabilities	200,407	7,616,173	(17,800)	7,798,780
Non-controlling redeemable interests in consolidated funds	—	—	715,347	715,347
Capital:
Capital attributable to OCG preferred unitholders	400,584	—	—	400,584
Capital attributable to OCG Class A unitholders	934,469	331,042	(331,042)	934,469
Non-controlling interest in consolidated subsidiaries	544,935	205,927	(205,927)	544,935
Non-controlling interest in consolidated funds	—	715,347	(715,347)	—
Total capital	1,879,988	1,252,316	(1,252,316)	1,879,988
Total liabilities and capital	$2,080,395	$8,868,489	$(554,769)	$10,394,115

Corporate Investments

	As of December 31,
	2020	2019
	(in thousands)
Oaktree funds:
Credit	$1,037,836	$932,445
Private Equity	284,465	241,062
Real Assets	151,552	172,078
Listed Equities	30,911	28,846
Non-Oaktree	18,487	4,147
Total corporate investments – Oaktree and operating subsidiaries	1,523,251	1,378,578
Eliminations	(551,299)	(669,441)
Total corporate investments – Consolidated	$971,952	$709,137
Liquidity and Capital Resources
We manage our liquidity and capital requirements by focusing on our cash flows before the consolidation of Oaktree funds and the effect of normal changes in short-term assets and liabilities. Our primary cash flow activities on an unconsolidated basis involve (a) generating cash flow from operations, (b) generating income from investment activities, including strategic investments in certain third parties, (c) funding capital commitments that we have made to Oaktree funds in which we act as general partner, (d) funding our growth initiatives, (e) distributing cash flow to our Class A and OCGH unitholders, (f) borrowings, interest payments and repayments under credit agreements, our senior notes and other borrowing arrangements, and (g) issuances of, and distributions made on, our preferred units. As of December 31, 2020, the Company had $338.8 million of cash and U.S. Treasury and other securities and no outstanding debt. See the Future Sources and Uses of Liquidity section for additional details of Oaktree and its indirect subsidiaries financing activities in 2020.
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
On August 3, 2020, we subscribed for a limited partner interest in, and made a capital commitment of, $750 million to Oaktree Opportunities Fund XI, L.P., a parallel investment vehicle thereof or a feeder fund in respect of one of the foregoing (such limited partner interest, the “Opps XI Investment” and such fund entities collectively, “Opps XI”). In order to make the Opps XI Investment, our sole Class A unitholder, or one of its affiliates, will contribute cash as a capital contribution (the “Opps XI Investment Cash”) as and to the extent required to satisfy our obligations to Opps XI. We will use the Opps XI Investment Cash solely to fund the Opps XI Investment and satisfy our obligations in respect of Opps XI. Distributions from the Opps XI Investment are intended for the benefit of the Class A unitholder, subject to applicable law. Our preferred unitholders should not rely on distributions received by us in respect of the Opps XI Investment for payment of dividends or redemption of the preferred units. During the year ended December 31, 2020, $37.5 million of the $750 million capital commitment was funded.
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
Significant amounts from our consolidated statements of cash flows for the years ended December 31, 2020, 2019 and 2018 are discussed below.
Operating Activities
Operating activities used $1.1 billion, $3.1 billion and $617.0 million of cash in 2020, 2019 and 2018, respectively. These amounts principally reflected net income, purchases of securities, net of non-cash adjustments, in each of the respective periods and net purchases of securities of the consolidated funds.
Investing Activities
Investing activities provided $47.9 million of cash in 2020, provided $751.4 million of cash in 2019, and used $493.2 million of cash in 2018. Net activity from purchases, maturities and sales of U.S. Treasury and other securities included net purchases of $0.1 million in 2020, net proceeds of $527.3 million in 2019, and net purchases of $370.0 million in 2018. Corporate investments in funds and companies of $225.6 million, $264.7 million and $442.2 million in 2020, 2019 and 2018, respectively, consisted of the following:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Funds	$592.3	$1,000.6	$739.2
Eliminated in consolidation	(366.7)	(735.9)	(297.0)
Total investments	$225.6	$264.7	$442.2
Distributions and proceeds from corporate investments in funds and companies of $274.3 million, $495.5 million and $324.9 million in 2020, 2019 and 2018, respectively, consisted of the following:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Funds	$498.3	$897.1	$562.9
Eliminated in consolidation	(224.0)	(401.6)	(238.0)
Total investments	$274.3	$495.5	$324.9
Purchases of fixed assets were $0.7 million, $6.8 million and $5.8 million in 2020, 2019 and 2018, respectively.

Financing Activities
Financing activities provided $1.5 billion of cash in 2020, $2.7 billion of cash in 2019 and $995.0 million of cash in 2018. Financing activities included: (a) net contributions from non-controlling interests in consolidated funds of $716.5 million, $557.2 million and $112.2 million in 2020, 2019 and 2018, respectively; (b) net borrowings on credit facilities of the consolidated funds of $397.8 million, $159.4 million and $0 in 2020, 2019 and 2018, respectively; (c) distributions to unitholders of $140.8 million, $827.1 million and $507.7 million in 2020, 2019 and 2018, respectively; (d) net capital contributions of $55.8 million, and net unit purchases of $12.2 million and $12.0 million in 2020, 2019 and 2018, respectively; (e) payments of debt issuance costs of $2.8 million, $4.2 million and $4.0 million in 2020, 2019 and 2018, respectively; and (f) proceeds from debt obligations issued by our CLOs of $1.1 billion, $4.8 billion and $1.7 billion in 2020, 2019 and 2018, respectively. Additionally, (a) 2018 included $400.6 million of net proceeds from the issuance of preferred units, (b) 2020, 2019, and 2018 included repayments of $599.1 million, $1.9 billion, and $730.5 million, respectively, related to CLO debt obligations that were refinanced.
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
In May 2020, Oaktree Capital I, along with certain other Oaktree Operating Group members as co-borrowers, entered into a credit agreement with a subsidiary of Brookfield that provides for a subordinated credit facility maturing on May 19, 2023. The subordinated credit facility has a revolving loan commitment of $250 million and borrowings generally bear interest at a spread to either LIBOR or an alternative base rate. Borrowings on the subordinated credit facility are subordinate to the outstanding debt obligations and borrowings on the primary credit facility of Oaktree Capital I and its co-borrowers as detailed in note 10 to our consolidated financial statements included elsewhere in this annual report. Oaktree Capital I is jointly and severally liable, along with its co-obligors for outstanding borrowings on the subordinated credit facility. As set forth in such note 10, the Company’s financial statements generally will not reflect debt obligations, interest expense or related liabilities associated with its operating subsidiaries until such time as Oaktree Capital I directly borrows from the subordinated credit facility. No amounts were outstanding on the subordinated credit facility as of December 31, 2020.

In December 2019, our former indirect subsidiaries OCM, Oaktree Capital II, Oaktree AIF, and our indirect subsidiary Oaktree Capital I (collectively, the “Borrowers”) entered into the Fifth Amendment to Credit Agreement (the “Fifth Amendment”), which amended the credit agreement dated as of March 31, 2014 (as amended through and including the Fifth Amendment, the “Credit Agreement”). The Fifth Amendment extended the maturity date of the Credit Agreement from March 29, 2023 to December 13, 2024, increased the revolving credit facility (the “Revolver”) from $500 million to $650 million, provided for the refinancing of the then-outstanding $150 million term loan balance with revolving loans, and provides the Borrowers with the option to extend the new maturity date by one year up to two times if the lenders holding at least 50% of the aggregate amount of the revolving loan commitment thereunder on the date of the Borrowers’ extension request consent to such extension. The Fifth Amendment also favorably updated the commitment fee and interest rate margins in the corporate ratings-based pricing grid, increased the AUM covenant threshold from $60 billion to $65 billion and made certain other amendments to the provisions of the Credit Agreement. Borrowings under the Credit Agreement generally bear interest at a spread to either LIBOR or an alternative base rate. Based on the current credit ratings of OCM, the interest rate on borrowings is LIBOR plus 0.88% per annum and the commitment fee on the unused portions of the Revolver is 0.08% per annum. The Credit Agreement contains customary financial covenants and restrictions, including (after giving effect to the Fifth Amendment) covenants regarding a maximum leverage ratio of 3.50x-to-1.00x and a minimum required level of assets under management (as defined in the credit agreement). As set forth in note 10 to our consolidated financial statements included elsewhere in this annual report, the Company’s financial statements generally will not reflect debt obligations, interest expense or related liabilities associated with its operating subsidiaries until such time as Oaktree Capital I directly borrows from the subordinated credit facility. As of December 31, 2020, OCM had no outstanding borrowings under the $650 million revolving credit facility.
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

Contractual Obligations, Commitments and Contingencies
In the ordinary course of business, we and our consolidated funds enter into contractual arrangements that may require future cash payments. The following table sets forth information related to anticipated future cash payments as of December 31, 2020:

	2021	2022-2023	2024-2025	Thereafter	Total
	(in thousands)
Oaktree and Operating Subsidiaries:
Operating lease obligations (1)	$6,927	$11,787	$9,354	$26,168	$54,236
OCG limited partner commitments to Oaktree funds (2)	712,500	—	—	—	712,500
Oaktree Capital I general partner commitments to Oaktree and third-party funds (2)	350,598	—	—	—	350,598
Subtotal	1,070,025	11,787	9,354	26,168	1,117,334
Consolidated Funds:
Debt obligations payable (3)	—	370,920	—	—	370,920
Interest obligations on debt (4)	6,862	4,136	—	—	10,998
Debt obligations of CLOs (3)	10,086	—	—	6,592,611	6,602,697
Interest on debt obligations of CLOs (4)	125,370	250,437	250,437	663,877	1,290,121
Commitments to fund investments (5)	1,115	—	—	—	1,115
Total	$1,213,458	$637,280	$259,791	$7,282,656	$9,393,185

(1)    We lease our office space under agreements that expire periodically through 2031. The table includes both guaranteed and expected minimum lease payments for these leases and does not project other lease-related payments.
(2)    These obligations represent commitments by us to provide limited and general partner capital funding to our funds and limited partner capital funding to funds managed by unaffiliated third parties. These amounts are generally due on demand and are therefore presented in the 2021 column. Capital commitments are expected to be called over a period of several years.
(3)    These obligations represent future principal payments, gross of debt issuance costs, and for CLOs, the par value.
(4)    Interest obligations include accrued interest on outstanding indebtedness. Where applicable, current interest rates are applied to estimate future interest obligations on variable-rate debt.
(5)    These obligations represent commitments by our funds to make investments or fund uncalled contingent commitments. These amounts are generally due either on demand or by various contractual dates that vary by investment and are therefore presented in the 2021 column. Capital commitments are expected to be called over a period of several years.
In some of our service contracts or management agreements, we have agreed to indemnify third-party service providers or separate account clients under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has neither been included in the above table nor recorded in our consolidated financial statements as of December 31, 2020.
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
Price Risk
Impact on Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
As of December 31, 2020, we had investments at fair value of $7.8 billion related to our consolidated funds, primarily consisting of investments held by our CLOs. We estimate that a 10% decline in market values would result in a decrease in unrealized appreciation (depreciation) on the consolidated funds’ investments of $779.9 million. Of this decline, approximately $244.0 million would impact net income and $150.5 million would impact net income attributable to OCG Class A unitholders, with the remainder attributable to non-controlling interests and third-party debt holders in our CLOs. The magnitude of the impact on net income is largely affected by the percentage of our equity ownership interest and levered nature of our CLO investments.
Impact on Management Fees (before consolidation of funds)
Management fees are generally assessed in the case of (a) our open-end and evergreen funds, based on NAV, and (b) our closed-end funds, based on committed capital, drawn capital or cost basis during the investment period and, during the liquidation period, based on the lesser of (i) the total funded committed capital or (ii) the cost basis of assets remaining in the fund. Management fees are affected by changes in market values to the extent they are based on NAV. For the years ended December 31, 2020 and 2019, NAV-based management fees represented approximately 5% and 33%, respectively, of total management fees. For the year ended December 31, 2020, we estimate that a 10% decline in market values of the investments held in our funds would have resulted in an approximate $0.2 million decrease in the amount of management fees received. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds or the timing of fund flows.
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
Impact on Investment Income (before consolidation of funds)
Investment income or loss arises from our pro-rata share of income or loss from our investments, generally in our capacity as general partner in our funds and as an investor in our CLOs and third-party managed funds or companies. This income is directly affected by changes in market risk factors. Based on investments held as of December 31, 2020, a 10% decline in fair values of the investments held in our funds and other holdings would result in a $327.7 million decrease in the amount of investment income. The estimated decline of $327.7 million is greater than 10% of the December 31, 2020 corporate investments balance primarily due to the levered nature of our CLO investments. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds, the timing of fund flows or the timing of new investments or realizations.
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
We estimate that for the year ended December 31, 2020, without considering the impact of derivative instruments, a 10% decline in the average exchange rate of the U.S. dollar would have resulted in the following approximate effects on our operating results:
•our management fees (relating to (a) and (b) above) would have increased by $20.0 million;
•our operating expenses would have increased by $17.7 million;
•OCGH interest in net income of consolidated subsidiaries would have increased by $0.4 million; and
•our income tax expense would have increased by $0.2 million.
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
Interest-rate Risk
As of December 31, 2020, the Company and its operating subsidiaries had no debt obligations outstanding under the three senior notes issuances and revolving credit facility for which it is jointly and severally liable. Each senior notes issuance accrues interest at a fixed rate. The revolving credit facility accrues interest at a variable rate. Of the $0.3 billion of aggregate cash and U.S. Treasury and other securities as of December 31, 2020, we estimate that the Company and its operating subsidiaries would generate an additional $3.4 million in interest income on an annualized basis as a result of a 100-basis point increase in interest rates.
Our consolidated funds have debt obligations, most of which accrue interest at variable rates. Changes in these rates would affect the amount of interest payments that our funds would have to make, impacting future earnings and cash flows. As of December 31, 2020, the consolidated funds had $6.0 billion of principal or par value, as applicable, outstanding under these debt obligations. We estimate that interest expense relating to variable-rate debt would increase on an annualized basis by $60.0 million in the event interest rates were to increase by 100 basis points.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Unitholders and Board of Directors of Oaktree Capital Group, LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Oaktree Capital Group, LLC (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, cash flows and changes in unitholders’ capital for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of investments which utilize significant unobservable inputs
Description of the Matter
At December 31, 2020, the Company’s investments included $951.7 million of equity method investments in unconsolidated Oaktree funds (for which the carrying amount is affected by management’s estimate of the fair value of the fund’s investments) and $545.0 million of investments of consolidated funds, at fair value, categorized as Level III within the fair value hierarchy. The fair value of these fund investments is determined by management using the valuation techniques and significant unobservable inputs described in Notes 2 and 6 to the consolidated financial statements.
Auditing the fair value of the Company’s fund investments categorized as Level III within the fair value hierarchy was complex and involved a high degree of auditor subjectivity due to estimation uncertainty resulting from the unobservable nature of the inputs used in the valuations and the limited number of comparable market transactions for the same or similar investments.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s investment valuation process, including management's assessment of the significant inputs and estimates used in the fair value measurements.
We performed the following procedures, among others, for a sample of the Company’s fund investments categorized as Level III:
We tested the mathematical accuracy of the Company’s valuation models and agreed the values in the models to the Company’s books and records. We evaluated the valuation techniques used by the Company and considered the consistency in application of the valuation techniques to each subject investment and investment class. We evaluated the reasonableness of significant unobservable inputs by comparing the inputs used by the Company against third-party sources such as recent trades, market indexes or other market data, evaluated the consistency of forecasted cash flows with historical operating results and trends and assessed the appropriateness of management’s determination of comparable companies. Where applicable, we utilized our internal valuation specialists to assist with these procedures, including developing an independent range of inputs that we compared to the inputs selected by management or an independent fair value estimate that we compared to the Company’s fair value estimate. We considered other information obtained through the audit that corroborated or contradicted the Company’s inputs or fair value measurements. For a sample of investments sold during the year, we compared the transaction price to the Company’s fair value estimate as of the prior reporting period to assess the reasonableness of management’s fair value estimates. We also reviewed subsequent events and transactions, including sales of investments subsequent to the balance sheet date, and considered whether they corroborated or contradicted the Company’s year-end valuations.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2016.

Los Angeles, California
February 26, 2021

Oaktree Capital Group, LLC
Consolidated Statements of Financial Condition
($ in thousands)

	As of December 31,
	2020	2019
Assets
Cash and cash-equivalents	$329,253	$323,550
U.S. Treasury and other securities	9,562	9,232
Corporate investments (includes $15,429 and $34,934 measured at fair value as of December 31, 2020 and 2019, respectively)	971,952	709,137
Due from affiliates	129,541	164,189
Deferred tax assets	4,172	3,096
Other assets	43,204	41,198
Right-of-use assets	37,942	39,702
Assets of consolidated funds:
Cash and cash-equivalents	871,088	518,243
Investments, at fair value	7,799,309	7,358,409
Dividends and interest receivable	29,169	25,058
Receivable for securities sold	107,179	58,622
Derivative assets, at fair value	508	6,890
Other assets, net	61,236	7,436
Total assets	$10,394,115	$9,264,762
Liabilities and Unitholders’ Capital
Liabilities:
Accrued compensation expense	$136,865	$130,818
Accounts payable, accrued expenses and other liabilities	13,490	11,316
Due to affiliates	9,688	87,063
Debt obligations (Note 10)	—	—
Operating lease liabilities	44,068	45,793
Liabilities of consolidated funds:
Accounts payable, accrued expenses and other liabilities	82,005	89,937
Payables for securities purchased	593,855	367,983
Derivative liabilities, at fair value	933	2,551
Distributions payable	10,098	34,434
Borrowings under credit facilities	370,920	158,477
Debt obligations of CLOs	6,536,858	5,767,999
Total liabilities	7,798,780	6,696,371
Commitments and contingencies (Note 17)
Non-controlling redeemable interests in consolidated funds	715,347	866,222
Unitholders’ capital:
Series A preferred units, 7,200,000 units issued and outstanding as of December 31, 2020 and 2019, respectively	173,669	173,669
Series B preferred units, 9,400,000 units issued and outstanding as of December 31, 2020 and 2019, respectively	226,915	226,915
Class A units, no par value, unlimited units authorized, 98,677,040 and 97,967,255 units issued and outstanding as of December 31, 2020 and 2019, respectively	—	—
Class B units, no par value, unlimited units authorized, 61,370,607 and 61,793,286 units issued and outstanding as of December 31, 2020 and 2019, respectively	—	—
Paid-in capital	819,963	750,299
Retained earnings	119,920	51,534
Accumulated other comprehensive loss	(5,414)	(3,501)
Unitholders’ capital attributable to Oaktree Capital Group, LLC	1,335,053	1,198,916
Non-controlling interests in consolidated subsidiaries	544,935	503,253
Total unitholders’ capital	1,879,988	1,702,169
Total liabilities and unitholders’ capital	$10,394,115	$9,264,762
Please see accompanying notes to consolidated financial statements.

Oaktree Capital Group, LLC
Consolidated Statements of Operations
(in thousands, except per unit amounts)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Management fees	$185,727	$578,863	$712,020
Incentive income	243,337	350,124	674,059
Total revenues	429,064	928,987	1,386,079
Expenses:
Compensation and benefits	(131,562)	(368,196)	(407,674)
Equity-based compensation	(17,365)	(65,533)	(62,989)
Incentive income compensation	(104,469)	(175,753)	(338,675)
Total compensation and benefits expense	(253,396)	(609,482)	(809,338)
General and administrative	(23,065)	(189,447)	(153,483)
Depreciation and amortization	(2,052)	(20,287)	(25,862)
Consolidated fund expenses	(33,153)	(23,315)	(11,888)
Total expenses	(311,666)	(842,531)	(1,000,571)
Other income (loss):
Interest expense	(157,686)	(197,159)	(160,111)
Interest and dividend income	318,210	368,870	287,155
Net realized loss on consolidated funds’ investments	(105,957)	(17,773)	(23,528)
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	(183,847)	9,937	(164,592)
Investment income	103,828	146,569	157,110
Other income, net	—	58	7,782
Total other income (loss)	(25,452)	310,502	103,816
Income before income taxes	91,946	396,958	489,324
Income taxes	(8,211)	(9,620)	(24,779)
Net income	83,735	387,338	464,545
Less:
Net (income) loss attributable to non-controlling interests in consolidated funds	165,412	(93,620)	41,691
Net (income) attributable to non-controlling interests in consolidated subsidiaries	(83,428)	(138,879)	(282,818)
Net income attributable to Oaktree Capital Group, LLC	165,719	154,839	223,418
Net (income) attributable to preferred unitholders	(27,316)	(27,316)	(12,277)
Net income attributable to Oaktree Capital Group, LLC Class A unitholders	$138,403	$127,523	$211,141

Distributions declared per Class A unit	$0.71	$4.96	$2.97
Net income per unit (basic and diluted):
Net income per Class A unit	$1.40	$1.59	$2.99
Weighted average number of Class A units outstanding	98,512	80,045	70,526
Please see accompanying notes to consolidated financial statements.

Oaktree Capital Group, LLC
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2020	2019	2018

Net income	$83,735	$387,338	$464,545
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(3,088)	(5,928)	1,363
Other comprehensive income (loss), net of tax	(3,088)	(5,928)	1,363
Total comprehensive income	80,647	381,410	465,908
Less:
Comprehensive (income) loss attributable to non-controlling interests in consolidated funds	165,412	(93,620)	41,691
Comprehensive (income) attributable to non-controlling interests in consolidated subsidiaries	(82,253)	(137,505)	(283,571)
Comprehensive income attributable to OCG	163,806	150,285	224,028
Comprehensive (income) attributable to preferred unitholders	(27,316)	(27,316)	(12,277)
Comprehensive income attributable to OCG Class A unitholders	$136,490	$122,969	$211,751

Please see accompanying notes to consolidated financial statements.

Oaktree Capital Group, LLC
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$83,735	$387,338	$464,545
Adjustments to reconcile net income to net cash used in operating activities:
Adoption of revenue recognition standard	—	—	48,709
Investment income	(103,828)	(146,569)	(157,110)
Depreciation and amortization	2,052	20,287	25,862
Equity-based compensation	17,365	65,533	62,989
Net realized and unrealized loss from consolidated funds’ investments	289,804	7,836	188,120
Accretion of original issue and market discount of consolidated funds’ investments, net	(23,357)	(3,625)	(4,999)
Income distributions from corporate investments in funds and companies	52,988	134,512	197,801
Other non-cash items	46	2,929	1,961
Cash flows due to changes in operating assets and liabilities:
(Increase) decrease in deferred tax assets	(1,039)	122	13,122
Decrease in other assets	1,227	4,365	10,745
Increase (decrease) in net due to affiliates	(51,128)	177,615	(241,067)
Increase (decrease) in accrued compensation expense	5,763	(155,900)	161,526
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(3,786)	63,972	(22,537)
Cash flows due to changes in operating assets and liabilities of consolidated funds:
Increase in dividends and interest receivable	(2,352)	(7,092)	(6,554)
(Increase) decrease in due from brokers	(7,953)	11,476	42,683
(Increase) decrease in receivables for securities sold	(65,019)	(25,285)	75,122
Increase in other assets	(50,331)	(5,251)	(286)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(16,875)	61,380	13,632
Increase (decrease) in payables for securities purchased	250,552	56,694	(118,813)
Purchases of securities	(4,343,064)	(6,684,118)	(4,949,238)
Proceeds from maturities and sales of securities	2,887,947	2,900,134	3,576,770
Net cash used in operating activities	(1,077,253)	(3,133,647)	(617,017)
Cash flows from investing activities:
Purchases of U.S. Treasury and other securities	(43,153)	(602,600)	(1,048,083)
Proceeds from maturities and sales of U.S. Treasury and other securities	43,053	1,129,930	678,067
Corporate investments in funds and companies	(225,603)	(264,673)	(442,216)
Distributions and proceeds from corporate investments in funds and companies	274,265	495,509	324,898
Purchases of fixed assets	(710)	(6,764)	(5,816)
Net cash provided by (used in) investing activities	47,852	751,402	(493,150)
(continued)

Please see accompanying notes to consolidated financial statements.

Oaktree Capital Group, LLC
Consolidated Statements of Cash Flows – (Continued)
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from financing activities:
Net proceeds from issuance of Class A units	$—	$—	$219,750
Purchase of OCGH units	—	—	(219,525)
Capital contributions, net	55,826	—	—
Repurchase and cancellation of units	—	(12,191)	(12,195)
Distributions to Class A unitholders	(69,797)	(439,433)	(210,941)
Distributions to OCGH unitholders	(43,678)	(360,321)	(284,507)
Distributions to preferred unitholders	(27,316)	(27,316)	(12,277)
Distributions to non-controlling interests	—	(3,421)	(4,921)
Net proceeds from issuance of preferred units	—	—	400,584
Payment of debt issuance costs	—	—	(2,235)
Cash flows from financing activities of consolidated funds:
Contributions from non-controlling interests	940,191	664,679	447,260
Distributions to non-controlling interests	(223,674)	(107,499)	(335,041)
Proceeds from debt obligations issued by CLOs	1,054,403	4,754,098	1,741,258
Payment of debt issuance costs	(2,780)	(4,199)	(1,771)
Repayment on debt obligations issued by CLOs	(599,139)	(1,893,506)	(730,456)
Borrowings on credit facilities	446,300	531,411	—
Repayments on credit facilities	(48,490)	(372,000)	—
Net cash provided by financing activities	1,481,846	2,730,302	994,983
Effect of exchange rate changes on cash	7,251	(8,289)	(239)
Net increase (decrease) in cash and cash-equivalents	459,696	339,768	(115,423)
Deconsolidation due to restructuring	—	(145,295)	—
Initial consolidation (deconsolidation) of funds	(101,148)	(184,407)	(12,315)
Cash and cash-equivalents, beginning balance	841,793	831,727	959,465
Cash and cash-equivalents, ending balance	$1,200,341	$841,793	$831,727

* * *
Supplemental cash flow disclosures:
Cash paid for interest	$150,033	$136,385	$131,113
Cash paid for income taxes	12,198	8,887	13,103

Supplemental disclosure of non-cash activities:
Net assets related to the initial consolidation of funds	$3,708	$162,630	$—
Net assets related to the deconsolidation of funds	974,423	1,030,712	8,165
Net assets related to the deconsolidation due to restructuring	—	500,629	—

Reconciliation of cash and cash-equivalents
Cash and cash-equivalents – Oaktree	$329,253	$323,550	$460,937
Cash and cash-equivalents – Consolidated Funds	871,088	518,243	370,790
Total cash and cash-equivalents	$1,200,341	$841,793	$831,727

Please see accompanying notes to consolidated financial statements.

Oaktree Capital Group, LLC
Consolidated Statements of Changes in Unitholders’ Capital
(in thousands)

	Oaktree Capital Group, LLC							Non-controlling Interests in Consolidated Subsidiaries	Non-controlling Interests in Consolidated Funds	Total Unitholders’ Capital
	Class A Units	Class B Units	Series A Preferred Units	Series B Preferred Units	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
Unitholders' capital as of December 31, 2017	65,310	90,976	$—	$—	$788,413	$80,128	$443	$1,121,237	$30,396	$2,020,617
Activity for the year ended December 31, 2018:
Cumulative-effect adjustment from adoption of accounting guidance	—	—	—	—	—	20,355	—	28,354	—	48,709
Issuance of units	6,688	182	173,669	226,915	219,750	—	—	—	—	620,334
Cancellation of units associated with forfeitures	(115)	—	—	—	—	—	—	—	—	—
Cancellation of units	—	(582)	—	—	—	—	—	—	—	—
Repurchase and cancellation of units	(221)	(5,104)	—	—	(228,469)	—	—	(3,251)	—	(231,720)
Purchase of non-controlling interests in subsidiary	—	—	—	—	(1,320)	—	—	(1,596)	—	(2,916)
Deferred tax effect resulting from the purchase of OCGH units	—	—	—	—	7,103	—	—	—	—	7,103
Equity reallocation between controlling and non-controlling interests	—	—	—	—	80,106	—	—	(80,106)	—	—
Capital increase related to equity-based compensation	—	—	—	—	27,460	—	—	33,573	—	61,033
Distributions declared	—	—	(6,890)	(5,387)	—	(210,941)	—	(289,428)	(29,635)	(542,281)
Net income (loss)	—	—	6,890	5,387	—	211,141	—	282,818	(761)	505,475
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	610	753	—	1,363
Unitholders' capital as of December 31, 2018	71,662	85,472	173,669	226,915	893,043	100,683	1,053	1,092,354	—	2,487,717
Activity for the year ended December 31, 2019:
Issuance of units	29,713	5,153	—	—	—	—	—	—	—	—
Cancellation of units	(3,149)	(3,429)	—	—	—	—	—	—	—	—
Repurchase and cancellation of units	(259)	(25,403)	—	—	(8,378)	—	—	(3,813)	—	(12,191)
Restructuring equity distribution of entities	—	—	—	—	(413,074)	—	—	(87,555)	—	(500,629)
Deferred tax effect resulting from the purchase of OCGH units	—	—	—	—	203,511	—	—	—	—	203,511
Equity reallocation between controlling and non-controlling interests	—	—	—	—	306,015	—	—	(306,015)	—	—
Capital increase related to equity-based compensation	—	—	—	—	31,943	—	—	34,519	—	66,462
Distributions declared	—	—	(11,924)	(15,392)	(262,761)	(176,672)	—	(363,742)	—	(830,491)
Net income	—	—	11,924	15,392	—	127,523	—	138,879	—	293,718
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(4,554)	(1,374)	—	(5,928)
Unitholders’ capital as of December 31, 2019	97,967	61,793	173,669	226,915	750,299	51,534	(3,501)	503,253	—	1,702,169
Activity for the year ended December 31, 2020:
Cumulative-effect adjustment from adoption of accounting guidance	—	—	—	—	—	(220)	—	(136)	—	(356)
Issuance of units	—	319	—	—	—	—	—	—	—	—
Unit exchange	710	(710)	—	—	—	—	—	—	—	—
Cancellation of units associated with forfeitures	—	(31)	—	—	—	—	—	—	—	—
Capital contributions	—	—	—	—	57,317	—	—	—	—	57,317
Equity reallocation between controlling and non-controlling interests	—	—	—	—	1,832	—	—	(3,323)	—	(1,491)
Capital increase related to equity-based compensation	—	—	—	—	10,515	—	—	6,566	—	17,081
Distributions declared	—	—	(11,924)	(15,392)	—	(69,797)	—	(43,678)	—	(140,791)
Net income	—	—	11,924	15,392	—	138,403	—	83,428	—	249,147
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(1,913)	(1,175)	—	(3,088)
Unitholders’ capital as of December 31, 2020	98,677	61,371	$173,669	$226,915	$819,963	$119,920	$(5,414)	$544,935	$—	$1,879,988

Please see accompanying notes to consolidated financial statements.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements
December 31, 2020
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
December 31, 2020
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
Restructuring Transaction
On the closing date of the Mergers, the Company and certain other entities entered into a Restructuring Agreement (the “Restructuring”) pursuant to which the Company’s direct and indirect ownership of general partner and limited partner interests in certain Oaktree Operating Group entities were transferred to newly-formed, indirect subsidiaries of Brookfield as of October 1, 2019. As a result, on October 1, 2019, four of the six Oaktree Operating Group entities were no longer indirect subsidiaries of the Company. Accordingly, the Company’s consolidated financial statements reflect its indirect economic interest in only two of the Oaktree Operating Group entities: (i) Oaktree Capital I, L.P. (“Oaktree Capital I”), which acts as or controls the general partner of certain Oaktree funds and which holds a majority of Oaktree’s investments in its funds and (ii) Oaktree Capital Management (Cayman), L.P. (“OCM Cayman”), which represents Oaktree’s non-U.S. fee business. As of October 1, 2019, the Company’s consolidated financial statements no longer reflects any economic interests in the remaining four Oaktree Operating Group entities: (i) Oaktree Capital II, L.P. (“Oaktree Capital II”), which acts as or controls the general partner of certain Oaktree funds and which includes Oaktree’s investments in certain funds and other businesses, including Oaktree’s investment in DoubleLine Capital, L.P., (ii) OCM, an entity that serves as the U.S. registered investment adviser to most of the Oaktree funds, (iii) Oaktree Investment Holdings, L.P. (“Oaktree Investment Holdings”), which holds certain corporate investments in other entities and (iv) Oaktree AIF Investments, L.P. (“Oaktree AIF”), which primarily holds interests in certain Oaktree fund investments for regulatory and structuring purposes. As a consequence, the assets of Oaktree Capital II, OCM, Oaktree Investment Holdings and Oaktree AIF will no longer directly support the Company’s operations.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2020
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
    The Restructuring was a transfer of assets among entities under common control, since both the transferring and receiving entities are under control of OCGH. Accordingly, the assets and liabilities were removed at book value and the transfer did not result in a gain or loss to the Company. The deconsolidation of the Oaktree Operating Group entities whose interests were transferred in the Restructuring was accounted for prospectively and did not require a recast of the Company's historical financial information. On October 1, 2019, the deconsolidation of entities whose interests were transferred in the Restructuring resulted in decreases in total assets of $1.7 billion, total liabilities of $1.2 billion, and total unitholders capital of $0.5 billion. Additionally, because the deconsolidation of the remaining four Oaktree Operating Group entities was not required to be presented on a retrospective basis, the Company’s results of operations for the year ended December 31, 2019 reflect a full year of activities for Oaktree Capital I and OCM Cayman and related funds and investment vehicles and only nine months of activities for the remaining four Oaktree Operating Group entities and related funds and investment vehicles and, as a result, are not directly comparable to prior periods. The Company’s results of operations for the year ended December 31, 2020 only reflect activities for Oaktree Capital I and OCM Cayman and related funds and investment vehicles and do not include any activity for the remaining four Oaktree Operating Group entities and related funds and investment vehicles and, as a result, are not directly comparable to prior periods.
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
December 31, 2020
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
December 31, 2020
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
December 31, 2020
($ in thousands, except where noted)

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
In the absence of observable market prices, the Company values Level III investments inclusive of the Company’s investments in unconsolidated Oaktree funds using valuation methodologies applied on a consistent basis. The quarterly valuation process for Level III investments begins with each portfolio company, property or security being valued by the investment and/or valuation teams. With the exception of open-end funds, all unquoted Level III investment values are reviewed and approved by (i) the Company’s valuation officer, who is independent of the investment teams, (ii) a designated investment professional of each strategy and (iii) for a substantial majority of unquoted Level III holdings as measured by market value, a valuation committee of the respective strategy. For open-end funds, unquoted Level III investment values are reviewed and approved by the Company’s valuation officer. For certain investments, the valuation process also includes a review by independent valuation parties, at least annually, to determine whether the fair values determined by management are reasonable. Results of the valuation process are evaluated each quarter, including an assessment of whether the underlying calculations should be adjusted or recalibrated. In connection with this process, the Company periodically evaluates changes in fair-value measurements for reasonableness, considering items such as industry trends, general economic and market conditions, and factors specific to the investment.
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
December 31, 2020
($ in thousands, except where noted)

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
December 31, 2020
($ in thousands, except where noted)

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
Cash and Cash-equivalents
Cash and cash-equivalents include demand deposit accounts, money market funds and other short-term investments with maturities of three months or less at the date of acquisition.
U.S. Treasury and Other Securities
U.S. Treasury and other securities include holdings of U.S. Treasury bills, notes and bonds, time deposit securities and commercial paper with maturities greater than three months at the date of acquisition. These securities are classified as available-for-sale and are recorded at fair value with changes in fair value included in other comprehensive income (loss). Changes in fair value were not material for all years presented.
Other securities include investment grade debt securities with maturities greater than three months from the date of acquisition that are issued or guaranteed by U.S. government-sponsored entities, sovereign debt, domestic and international corporate fixed and floating rate debt, and structured credit. These securities are classified as trading and are recorded at fair value with changes in fair value included in investment income.
Corporate Investments
Corporate investments consist of investments in funds, companies in which the Company does not have a controlling financial interest and non-investment grade debt securities. Investments for which the Company is deemed to exert significant influence are accounted for under the equity method of accounting and reflect Oaktree’s ownership interest in each fund or company. In the case of investments for which the Company is not deemed to exert significant influence or control, the fair value option of accounting has been elected. Investment income represents the Company’s pro-rata share of income or loss from these funds or companies, or the change in fair value of the investment, as applicable. Oaktree’s general partnership interests are substantially illiquid. While investments in funds reflect each respective fund’s holdings at fair value, equity-method investments in companies are not adjusted to reflect the fair value of the underlying company. The fair value of the underlying investments in Oaktree funds is based on the Company’s assessment, which takes into account expected cash flows, earnings multiples and/or comparisons to similar market transactions, among other factors. Valuation adjustments reflecting consideration of credit quality, concentration risk, sales restrictions and other liquidity factors are integral to valuing these instruments.
Non-investment grade debt securities include domestic and international corporate fixed and floating rating debt and structured credit investments. These securities are classified as trading and are recorded at fair value with changes in fair value included in investment income.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2020
($ in thousands, except where noted)

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
Management Fees
Management fees are recognized over the period in which the investment management services are performed because customers simultaneously consume and receive benefits that are satisfied over time. The contractual terms of management fees generally vary by fund structure. For closed-end funds, the management fee rate is applied against committed capital, drawn capital or cost basis during the fund’s investment period and the lesser of total funded capital or cost basis of assets in the liquidation period. For closed-end funds that pay management fees based on committed capital, the Company may elect to delay the start of the fund’s investment period and thus its full management fees, in which case it earns management fees based on drawn capital, and in certain cases outstanding borrowings under a fund-level credit facility made in lieu of drawing capital, until the Company elects to start the fund’s investment period. The Company’s right to receive management fees typically ends after 10 or 11 years from either the initial closing date or the start of the investment period, even if assets remain in the fund. In the case of CLOs, the management fee is based on the aggregate par value of collateral assets and principal cash, as defined in the applicable CLO indentures, and a portion of the management fees is dependent on the sufficiency of the particular vehicle’s cash flow. For open-end and evergreen funds, the management fee is generally based on the NAV of the fund. For the BDCs, the management fee is based on gross assets (including assets acquired with leverage), net of cash. In the case of certain open-end fund accounts, the Company has the potential to earn performance-based fees, typically in reference to a relevant benchmark index or hurdle rate, which are classified as management fees. The Company also earns quarterly incentive fees on the investment income from certain evergreen funds, such as the BDCs and other fund accounts, which are generally recurring in nature and reflected as management fees.
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
December 31, 2020
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
December 31, 2020
($ in thousands, except where noted)

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
December 31, 2020
($ in thousands, except where noted)

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
December 31, 2020
($ in thousands, except where noted)

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
December 31, 2020
($ in thousands, except where noted)

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
December 31, 2020
($ in thousands, except where noted)

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
December 31, 2020
($ in thousands, except where noted)

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

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2020
($ in thousands, except where noted)

Recent Accounting Developments
In March 2020, the Financial Accounting Standards Board (“FASB”) issued guidance which provides temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance is effective upon issuance and generally may be elected over time through December 31, 2022. The Company has not adopted any of the optional expedients or exceptions through December 31, 2020, but will continue to evaluate the possible adoption (including potential impact) of any such expedients or exceptions during the effective period as circumstances evolve.
In August 2018, the FASB issued guidance that changes the fair value measurement disclosure requirements. The amendments remove or modify certain disclosures, while adding others. The guidance was effective for the Company in the first quarter of 2020. The Company adopted this guidance and it did not have a material impact on the consolidated financial statements.
In January 2017, the FASB issued guidance to simplify the accounting for goodwill impairments by eliminating step 2 of the goodwill impairment test. This step currently requires an entity to perform a hypothetical purchase price allocation to derive the implied fair value of goodwill. Under the new guidance, an impairment loss is recognized if the carrying value of a reporting unit exceeds its fair value. The impairment loss would equal the amount of that excess, limited to the total amount of goodwill. All other goodwill impairment guidance remains largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The guidance was effective for the Company in the first quarter of 2020 on a prospective basis. The Company adopted this guidance and it did not have a material impact on the consolidated financial statements.
    In June 2016, the FASB issued guidance that significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The revised credit loss guidance will replace the existing “incurred loss” model with an “expected loss” model for instruments measured at amortized cost, and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount, as is required with the current other-than-temporary impairment credit loss model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. The Company reviewed its consolidated financial statements and determined that the amounts in scope were primarily related to short term receivables from Oaktree funds. The guidance was effective for the Company in the first quarter of 2020 and was adopted through a cumulative-effect adjustment to retained earnings as of January 1, 2020. The adoption of this guidance in the first quarter of 2020 did not have a material impact on the Company’s consolidated financial statements. Upon adoption the Company recorded a cumulative-effect adjustment to retained earnings of $0.4 million in its consolidated financial statements.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2020
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

	Year Ended December 31,
	2020	2019	2018
Management Fees
Closed-end	$1,982	$345,026	$466,319
Open-end	9,262	93,401	142,013
Evergreen	—	89,227	103,688
Sub-advisory fees	174,483	51,209	—
Total	$185,727	$578,863	$712,020

Incentive Income
Closed-end	$218,660	$334,287	$651,021
Evergreen	24,677	15,837	23,038
Total	$243,337	$350,124	$674,059
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
The table below sets forth contract balances for the periods indicated:

	As of December 31,
	2020	2019

Receivables	$80,390	$65,346
Contract assets (1)	64,532	73,907
Contract liabilities	(100)	—

(1)    The changes in the balances primarily relate to accruals, net of payments received.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2020
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
Consolidated VIEs
As of December 31, 2020, the Company consolidated 23 VIEs for which it was the primary beneficiary, including 10 funds managed by Oaktree and 13 CLOs for which Oaktree serves as collateral manager. Two of the consolidated funds, Oaktree Enhanced Income Retention Holdings III, LLC and Oaktree CLO RR Holder, LLC, were formed to satisfy risk retention requirements under Section 15G of the Exchange Act. As of December 31, 2019, the Company consolidated 22 VIEs.
As of December 31, 2020, the assets and liabilities of the 23 consolidated VIEs representing funds and CLOs amounted to $8.4 billion and $7.6 billion, respectively. The assets of these consolidated VIEs primarily consisted of investments in debt and equity securities, while their liabilities primarily represented debt obligations issued by CLOs. The assets of these VIEs may be used only to settle obligations of the same VIE. In addition, there is no recourse to the Company for the VIEs’ liabilities. In exchange for managing either the funds’ or CLOs’ collateral, the Company typically earns management fees and may earn performance fees, all of which are eliminated in consolidation. As of December 31, 2020, the Company’s investments in consolidated VIEs had a carrying value of $538.1 million, which represented its maximum risk of loss as of that date. The Company’s investments in CLOs are generally subordinated to other interests in the CLOs and entitle the Company to receive a pro-rata portion of the residual cash flows, if any, from the CLOs. Please see note 10 for more information on CLO debt obligations.
Unconsolidated VIEs
The Company holds variable interests in certain VIEs in the form of direct equity interests that are not consolidated because it is not the primary beneficiary, inasmuch as its fee arrangements are considered at-market and it does not hold interests in those entities that are considered more than insignificant.
The carrying value of the Company’s investments in VIEs that were not consolidated are shown below.

	As of December 31,
	2020	2019

Corporate investments	$812,264	$693,090
Due from affiliates	48,587	87,524
Maximum exposure to loss	$860,851	$780,614

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2020
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
Corporate investments consisted of the following:

	As of December 31,
Corporate Investments	2020	2019
Equity-method investments:
Funds	$951,660	$670,348
Companies	4,863	3,855
Other investments, at fair value	15,429	34,934
Total corporate investments	$971,952	$709,137
The components of investment income are set forth below:

	Year Ended December 31,
Investment Income	2020	2019	2018
Equity-method investments:
Funds	$117,866	$68,145	$66,922
Companies	1,008	57,475	73,868
Other investments, at fair value	(15,046)	20,949	16,320
Total investment income	$103,828	$146,569	$157,110
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
Each reporting period, the Company evaluates each of its equity-method investments to determine if any are considered significant, as defined by the SEC. As of December 31, 2020 and 2019, or for the years ended December 31, 2020, 2019 and 2018, no individual equity-method investment met the significance criteria.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2020
($ in thousands, except where noted)

Summarized financial information of the Company’s equity-method investments is set forth below:

	As of December 31,
Statements of Financial Condition	2020	2019
Assets:
Cash and cash-equivalents	$3,627,763	$1,892,353
Investments, at fair value	42,314,215	25,213,422
Other assets	1,512,269	635,277
Total assets	$47,454,247	$27,741,052
Liabilities and Capital:
Debt obligations	$5,959,409	$3,558,139
Other liabilities	3,018,263	3,779,527
Total liabilities	8,977,672	7,337,666
Total capital	38,476,575	20,403,386
Total liabilities and capital	$47,454,247	$27,741,052

	Year Ended December 31,
	2020	2019	2018
Statements of Operations
Revenues / investment income	$5,061,676	$766,096	$1,861,551
Interest expense	(341,823)	(150,078)	(276,779)
Other expenses	(1,607,354)	(402,814)	(876,627)
Net realized and unrealized gain on investments	7,202,148	1,077,761	1,087,345
Net income	$10,314,647	$1,290,965	$1,795,490
Other Investments, at Fair Value
Other investments, at fair value primarily consist of: (a) investments in certain Oaktree and non-Oaktree funds for which the fair value option of accounting has been elected, (b) non-investment grade debt securities, and (c) derivatives utilized to hedge the Company’s exposure to investment income earned from its funds.
The following table summarizes net gains (losses) attributable to the Company’s other investments:

	Year Ended December 31,
	2020	2019	2018

Realized gain	$8,946	$7,763	$18,208
Net change in unrealized gain (loss)	(23,992)	13,186	(1,888)
Total gain (loss)	$(15,046)	$20,949	$16,320

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2020
($ in thousands, except where noted)

Investments of Consolidated Funds
Investments, at Fair Value
Investments held and securities sold short by the consolidated funds are summarized below:

	Fair Value as of December 31,		Fair Value as a Percentage of Investments of Consolidated Funds as of December 31,
Investments	2020	2019	2020	2019
United States:
Debt securities:
Communication services	$554,779	$464,356	7.1%	6.4%
Consumer discretionary	568,195	508,701	7.3	6.9
Consumer staples	118,641	92,102	1.5	1.3
Energy	232,309	223,671	3.0	3.0
Financials	287,291	355,113	3.7	4.8
Health care	410,317	512,864	5.3	7.0
Industrials	727,471	563,920	9.3	7.7
Information technology	504,442	524,390	6.5	7.1
Materials	251,978	294,300	3.2	4.0
Real estate	111,622	204,933	1.4	2.8
Utilities	264,758	216,053	3.4	2.9
Other	11,847	—	0.2	—
Total debt securities (cost: $4,064,289 and $3,981,956 as of December 31, 2020 and 2019, respectively)	4,043,650	3,960,403	51.9	53.9
Equity securities:
Communication services	16,822	312	0.2	0.0
Consumer discretionary	604	658	0.0	0.0
Energy	21,747	256	0.3	0.0
Financials	85,715	—	1.1	—
Industrials	8,752	—	0.1	—
Utilities	77,085	130,671	1.0	1.8
Total equity securities (cost: $282,682 and $137,149 as of December 31, 2020 and 2019, respectively)	210,725	131,897	2.7	1.8
Real estate:
Real estate	6,879	230,741	0.1	3.1
Total real estate securities (cost: $6,760 and $230,741 as of December 31, 2020 and 2019, respectively)	6,879	230,741	0.1	3.1

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2020
($ in thousands, except where noted)

	Fair Value as of December 31,		Fair Value as a Percentage of Investments of Consolidated Funds as of December 31,
Investments	2020	2019	2020	2019
Europe:
Debt securities:
Communication services	$471,595	$469,822	6.0%	6.4%
Consumer discretionary	755,084	659,001	9.7	9.0
Consumer staples	219,934	178,609	2.8	2.4
Energy	8,033	11,316	0.1	0.2
Financials	75,988	101,933	1.0	1.4
Health care	629,210	579,765	8.1	7.9
Industrials	487,243	362,120	6.2	4.9
Information technology	255,662	177,152	3.3	2.4
Materials	303,468	230,289	3.9	3.1
Real estate	26,100	96,315	0.3	1.3
Utilities	9,397	3,852	0.1	0.1
Other	4,628	—	0.1	—
Total debt securities (cost: $3,233,125 and $2,876,531 as of December 31, 2020 and 2019, respectively)	3,246,342	2,870,174	41.6	39.0
Equity securities:
Consumer discretionary	—	94	—	0.0
Financials	2,917	—	0.0	—
Total equity securities (cost: $2,919 and $1,227 as of December 31, 2020 and 2019, respectively)	2,917	94	0.0	0.0
Asia and other:
Debt securities:
Communication services	18,741	15,750	0.2	0.2
Consumer discretionary	35,580	40,073	0.5	0.5
Consumer staples	23,755	11,545	0.3	0.2
Energy	9,247	13,471	0.1	0.1
Financials	12,335	10,313	0.2	0.1
Government	—	917	—	0.0
Health care	1,084	8,923	0.0	0.1
Industrials	4,759	31,814	0.1	0.4
Information technology	3,631	5,639	0.0	0.1
Materials	68,791	5,604	0.9	0.1
Real estate	75,187	751	1.0	0.0
Utilities	9,619	20,300	0.1	0.3
Other	26,067	—	0.3	—
Total debt securities (cost: $288,452 and $164,650 as of December 31, 2020 and 2019, respectively)	288,796	165,100	3.7	2.2

Total debt securities	7,578,788	6,995,677	97.2	95.1
Total equity securities	213,642	131,991	2.7	1.8
Total real estate	6,879	230,741	0.1	3.1
Total investments, at fair value	$7,799,309	$7,358,409	100.0%	100.0%
As of December 31, 2020 and 2019, no single issuer or investment had a fair value that exceeded 5% of Oaktree’s total consolidated net assets.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2020
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
The following table summarizes net gains (losses) from investment activities:

	Year Ended December 31,
	2020		2019		2018
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments
Investments and other financial instruments	$(8,926)	$(137,882)	$(11,227)	$137,521	$(26,109)	$(252,038)
CLO liabilities (1)	(85,592)	(21,971)	—	(131,948)	—	85,014
Foreign-currency forward contracts (2)	(11,184)	(23,813)	(6,546)	4,364	513	2,327
Total-return and interest-rate swaps (2)	(148)	(69)	—	—	858	29
Options and futures (2)	(107)	(112)	—	—	1,210	76
Total	$(105,957)	$(183,847)	$(17,773)	$9,937	$(23,528)	$(164,592)

(1)    Represents the net change in the fair value of CLO liabilities based on the more observable fair value of CLO assets, as measured under the CLO measurement guidance. Please see note 2 for more information.
(2)    Please see note 7 for additional information.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2020
($ in thousands, except where noted)

6. FAIR VALUE
Fair Value of Financial Assets and Liabilities
The short-term nature of cash and cash-equivalents, receivables and accounts payable causes each of their carrying values to approximate fair value. The fair value of short-term investments included in cash and cash-equivalents is a Level I valuation. The Company’s other financial assets and financial liabilities by fair-value hierarchy level are set forth below. There were no transfers between Level I and Level II positions for the years ended December 31, 2020 and 2019. Please see notes 10 and 18 for the fair value of the Company’s outstanding debt obligations and amounts due from/to affiliates, respectively.

	As of December 31, 2020				As of December 31, 2019
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
U.S. Treasury and other securities (1)	$9,562	$—	$—	$9,562	$9,232	$—	$—	$9,232
Corporate investments	—	4,575	27,045	31,620	—	4,717	30,311	35,028
Foreign-currency forward contracts (2)	—	459	—	459	—	—	—	—
Total assets	$9,562	$5,034	$27,045	$41,641	$9,232	$4,717	$30,311	$44,260

Liabilities
Foreign-currency forward contracts (3)	$—	$(20,051)	$—	$(20,051)	$—	$(1,703)	$—	$(1,703)

(1)    For U.S. Treasury securities the carrying value approximates fair value due to their short-term nature and are classified as Level I investments within the fair value hierarchy detailed above.
(2)    Amounts are included in other assets in the consolidated statements of financial condition.
(3)    Amounts are included in accounts payable, accrued expenses and other liabilities in the consolidated statements of financial condition, except for $16,191 and $94 as of December 31, 2020 and 2019, respectively, which are included within corporate investments in the consolidated statements of financial condition.
The table below sets forth a summary of changes in the fair value of Level III financial instruments:

	Year Ended December 31,
	2020		2019
	Corporate Investments	Contingent Consideration Liability	Corporate Investments	Contingent Consideration Liability

Beginning balance	$30,311	$—	$45,426	$(6,657)
Contributions or additions	2,562	—	937	—
Distributions	(6,993)	—	(9,643)	—
Restructuring distribution of net assets	—	—	(14,416)	6,657
Net gain included in earnings	1,165	—	8,007	—
Ending balance	$27,045	$—	$30,311	$—

Net change in unrealized gains (losses) attributable to financial instruments still held at end of period	$2,320	$—	$8,007	$—
The table below sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the Company’s Level III financial instruments:

	Fair Value as of December 31,			Significant Unobservable Input		Weighted Average
Financial Instrument	2020	2019	Valuation Technique		Range

Corporate investment – Limited partnership interests	$27,045	$30,311	Market approach (value of underlying assets)	Not applicable	Not applicable	Not applicable

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2020
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

	As of December 31, 2020				As of December 31, 2019
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Investments:
Corporate debt – bank debt	$—	$6,363,403	$255,282	$6,618,685	$—	$5,911,523	$149,642	$6,061,165
Corporate debt – all other	—	881,018	79,085	960,103	—	903,246	31,266	934,512
Equities – common stock	3,052	1	187,370	190,423	552	345	130,437	131,334
Equities – preferred stock	—	—	23,219	23,219	—	—	657	657
Real estate	—	6,879	—	6,879	—	—	230,741	230,741
Total investments	3,052	7,251,301	544,956	7,799,309	552	6,815,114	542,743	7,358,409
Derivatives:
Foreign-currency forward contracts	—	482	—	482	27	6,863	—	6,890
Options and futures	26	—	—	26		—	—	—
Total derivatives	26	482	—	508	27	6,863	—	6,890
Total assets	$3,078	$7,251,783	$544,956	$7,799,817	$579	$6,821,977	$542,743	$7,365,299

Liabilities
CLO debt obligations:
Senior secured notes	$—	$(6,321,580)	$—	$(6,321,580)	$—	$(5,613,846)	$—	$(5,613,846)
Subordinated notes	—	(215,278)	—	(215,278)	—	(154,153)	—	(154,153)
Total CLO debt obligations (1)	—	(6,536,858)	—	(6,536,858)	—	(5,767,999)	—	(5,767,999)
Derivatives:
Foreign-currency forward contracts	—	(933)	—	(933)	(202)	(2,349)	—	(2,551)
Total liabilities	$—	$(6,537,791)	$—	$(6,537,791)	$(202)	$(5,770,348)	$—	$(5,770,550)

(1)    The fair value of CLO liabilities is classified based on the more observable fair value of CLO assets. Please see notes 2 and 10 for more information.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2020
($ in thousands, except where noted)

The following tables set forth a summary of changes in the fair value of Level III investments:

	Corporate Debt – Bank Debt	Corporate Debt – All Other	Equities – Common Stock	Equities – Preferred Stock	Real Estate	Total
2020
Beginning balance	$149,642	$31,266	$130,437	$657	$230,741	$542,743
Deconsolidation of funds	(150,358)	(14,601)	(264,513)	—	(269,404)	(698,876)
Transfers into Level III	164,888	60,315	26,192	—	—	251,395
Transfers out of Level III	(76,444)	(27,809)	(53,532)	—	—	(157,785)
Purchases	310,696	78,242	369,766	23,133	38,663	820,500
Sales	(122,416)	(39,784)	(110)	—	—	(162,310)
Realized losses, net	(8,966)	(366)	(13,115)	—	—	(22,447)
Unrealized depreciation, net	(11,760)	(8,178)	(7,755)	(571)	—	(28,264)
Ending balance	$255,282	$79,085	$187,370	$23,219	$—	$544,956
Net change in unrealized depreciation attributable to assets still held at end of period	$(9,637)	$(1,002)	$(11,957)	$(557)	$—	$(23,153)

2019
Beginning balance	$136,055	$185,378	$3,063	$1,426	$—	$325,922
Deconsolidation of funds	(121,146)	(116,714)	(3,063)	(1,426)	—	(242,349)
Transfers into Level III	9,300	—	2,391	776	—	12,467
Transfers out of Level III	(5,293)	(57,325)	(504)	—	—	(63,122)
Purchases	155,546	27,857	130,341	—	230,741	544,485
Sales	(15,282)	(8,471)	(266)	—	—	(24,019)
Realized gains (losses), net	46	(119)	(106)	—	—	(179)
Unrealized (depreciation) appreciation, net	(9,584)	660	(1,419)	(119)	—	(10,462)
Ending balance	$149,642	$31,266	$130,437	$657	$230,741	$542,743
Net change in unrealized (depreciation) appreciation attributable to assets still held at end of period	$(9,780)	$390	$(1,419)	$(119)	$—	$(10,928)
Total realized and unrealized gains and losses recorded for Level III investments are included in net realized gain on consolidated funds’ investments or net change in unrealized appreciation (depreciation) on consolidated funds’ investments in the consolidated statements of operations.
There were no transfers between Level I and Level II positions for the year ended December 31, 2020 and 2019.
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

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2020
($ in thousands, except where noted)

The following table sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the consolidated funds’ Level III investments as of December 31, 2020:

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (1)(2)	Range	Weighted Average (3)

Credit-oriented investments:
Energy:	$14,318	Discounted cash flow (4)	Discount rate	7% – 9%	8%
	10,431	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Financials:	24,301	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Health care:	20,447	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Industrials:	50,263	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	12,298	Recent transaction price (6)	Quoted prices	Not applicable	Not applicable
Materials:	59,615	Recent transaction price (6)	Quoted prices	Not applicable	Not applicable
Real estate:	78,635	Recent transaction price (6)	Quoted prices	Not applicable	Not applicable
	18,177	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Other:	38,932	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	6,951	Discounted cash flow (4)	Discount rate	6% – 8%	7%
Equity investments:
	133,779	Recent transaction price (6)	Quoted prices	Not applicable	Not applicable
	76,809	Discounted cash flow (4)	Discount rate	6% – 8%	7%
Total Level III investments	$544,956

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2020
($ in thousands, except where noted)

The following table sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the consolidated funds’ Level III investments as of December 31, 2019:

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (1)(2)	Range	Weighted Average (3)

Credit-oriented investments:
Communication services:	$16,836	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Financials:	17,274	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Health care:	26,863	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Real estate:	16,755	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	71,906	Recent transaction price (6)	Quoted prices	Not applicable	Not applicable
Other:	31,274	Recent market information (5)	Quotes prices	Not applicable	Not applicable
Equity investments:
	130,341	Discounted cash flow (4)	Discount rate	6% – 8%	7%
	753	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Real estate investments:
Real estate:	230,741	Recent transaction price (6)	Not applicable	Not applicable	Not applicable
Total Level III investments	$542,743

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
During the year ended December 31, 2020, the valuation technique for one Level III credit-oriented investment changed, due to its performance, from a discounted cash flow to a market approach based on comparable companies. During the year ended December 31, 2019, the valuation technique for one Level III credit-oriented investment changed from a discounted cash flow to a market approach based on comparable companies due to the anticipated restructuring of the portfolio company.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2020
($ in thousands, except where noted)

7. DERIVATIVES AND HEDGING
The fair value of freestanding derivatives consisted of the following:

	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
As of December 31, 2020
Foreign-currency forward contracts	$22,624	$459	$(288,626)	$(20,051)

As of December 31, 2019
Foreign-currency forward contracts	$—	$—	$(156,281)	$(1,703)
Realized and unrealized gains and losses arising from freestanding derivatives were recorded in the consolidated statements of operations as follows:

	Year Ended December 31,
	2020	2019	2018

Investment income	$(13,045)	$5,243	$9,191
General and administrative expense (1)	(9,315)	2,143	(1,322)
Total gain (loss)	$(22,360)	$7,386	$7,869

(1)    To the extent that the Company’s freestanding derivatives are utilized to hedge its foreign-currency exposure to investment income and management fees earned from consolidated funds, the related hedged items are eliminated in consolidation, with the derivative impact (a positive number reflects a reduction in expenses) reflected in consolidated general and administrative expense.
There were no derivatives outstanding that were designated as hedging instruments for accounting purposes as of December 31, 2020 and 2019. Additionally, the Company had not designated any derivatives as fair-value hedges or hedges of net investments in foreign operations as of December 31, 2020 and 2019.
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
The fair value of derivatives held by the consolidated funds consisted of the following:

	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
As of December 31, 2020
Foreign-currency forward contracts	$28,638	$482	$(47,787)	$(933)
Options and futures	22,567	26	—	—
	$51,205	$508	$(47,787)	$(933)

As of December 31, 2019
Foreign-currency forward contracts	$166,917	$6,890	$(140,276)	$(2,551)

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2020
($ in thousands, except where noted)

The impact of derivatives held by the consolidated funds in the consolidated statements of operations was as follows:

	Year Ended December 31,
	2020		2019		2018
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments
Foreign-currency forward contracts	$(11,184)	$(23,813)	$(6,546)	$4,364	$513	$2,327
Total-return and interest-rate and credit default swaps	(148)	(69)	—	—	858	29
Options and futures	(107)	(112)	—	—	1,210	76
Total	$(11,439)	$(23,994)	$(6,546)	$4,364	$2,581	$2,432

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

	Gross and Net Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of December 31, 2020		Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Foreign-currency forward contracts	$459	$459	$—	$—
Derivative assets of consolidated funds:
Foreign-currency forward contracts	482	—	—	482
Options and futures	26	—	—	26
Subtotal	508	—	—	508
Total	$967	$459	$—	$508

Derivative Liabilities:
Foreign-currency forward contracts	$(20,051)	$(459)	$—	$(19,592)
Derivative liabilities of consolidated funds:
Foreign-currency forward contracts	(933)	—	—	(933)
Total	$(20,984)	$(459)	$—	$(20,525)

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2020
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
8. FIXED ASSETS
Fixed assets, which consist of furniture and equipment, capitalized software, office leasehold improvements and prior to the Restructuring, company-owned aircraft, are included in other assets in the consolidated statements of financial position.
The following table sets forth the Company’s fixed assets and accumulated depreciation:

	As of December 31,
	2020	2019

Furniture, equipment and capitalized software	$10,240	$9,608
Leasehold improvements	27,315	25,764
Other	978	937
Fixed assets	38,533	36,309
Accumulated depreciation	(25,257)	(22,227)
Fixed assets, net	$13,276	$14,082
9. GOODWILL AND INTANGIBLES
Goodwill represents the excess of cost over the fair value of identifiable net assets of acquired businesses. Goodwill has an indefinite useful life and is not amortized, but instead is tested for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or circumstances indicate that impairment may have occurred. Goodwill is included in other assets in the consolidated statements of financial position. As of December 31, 2020, the Company determined there was no goodwill impairment. The carrying value of goodwill was $18.4 million as of December 31, 2020 and 2019.
As a result of the Restructuring, goodwill and intangible assets of $50.9 million and $301.7 million, respectively, were transferred as part of the deconsolidation of entities effective October 1, 2019. Amortization expense associated with the Company’s intangible assets was $12.6 million and $16.9 million for the years ended December 31, 2019 and 2018, respectively. No amortization expense associated with the Company’s intangible assets was recognized for the year ended December 31, 2020. As of December 31, 2020 and 2019, there were no outstanding intangible asset balances.
10. DEBT OBLIGATIONS AND CREDIT FACILITIES
Prior to the Restructuring, the Company’s financial statements reflected debt and debt service of the entire Oaktree Operating Group. OCM, Oaktree Capital I, Oaktree Capital II and Oaktree AIF are co-obligors and jointly and severally liable for all debt obligations listed below, however, debt obligations are reflected in the consolidated financial statements based upon the entity that actually made the borrowing and received the related proceeds. OCM has historically been the only direct borrower or issuer under credit agreements and private placement notes with third parties and made all payments of principal and interest. In connection with the Restructuring, debt

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2020
($ in thousands, except where noted)

obligations with a net carrying amount of $746.3 million related to OCM were transferred as part of the deconsolidation of entities effective October 1, 2019. Accordingly, the Company’s financial statements after the Restructuring generally will not reflect debt obligations, interest expense or related liabilities associated with its operating subsidiaries, until such time as Oaktree Capital I directly borrows or issues notes under such arrangements. As of December 31, 2020, Oaktree Capital I is jointly and severally liable, along with its co-obligors, for the debt obligations listed below with an aggregate outstanding principal balance of $850 million.
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
Oaktree Capital I, along with certain other Oaktree Operating Group members as co-borrowers, are parties to a credit agreement with a subsidiary of Brookfield that provides for a subordinated credit facility maturing on May 19, 2023. The subordinated credit facility has a revolving loan commitment of $250 million and borrowings generally bear interest at a spread to either LIBOR or an alternative base rate. Borrowings on the subordinated credit facility are subordinate to the outstanding debt obligations and borrowings on the primary credit facility of Oaktree Capital I and its co-borrowers. Oaktree Capital I is jointly and severally liable, along with its co-obligors for outstanding borrowings on the subordinated credit facility. For reasons set forth in the preceding paragraph, the Company’s financial statements generally will not reflect debt obligations, interest expense or related liabilities associated with its operating subsidiaries until such time as Oaktree Capital I directly borrows from the subordinated credit facility. No amounts were outstanding on the subordinated credit facility as of December 31, 2020.
As of December 31, 2020, Oaktree Capital I is jointly and severally liable, along with its co-obligors, for the debt obligations listed below with an aggregate outstanding principal balance of $850 million. The Company’s maximum exposure to these debt obligations is set forth below:

	As of December 31,
	2020	2019

$250,000, 3.78%, issued in December 2017, payable on December 18, 2032	$250,000	$250,000
Credit facility, issued in March 2014, variable rate obligations payable on December 13, 2024 (1)	—	150,000
$50,000, 3.91%, issued in September 2014, payable on September 3, 2024	50,000	50,000
$100,000, 4.01%, issued in September 2014, payable on September 3, 2026	100,000	100,000
$100,000, 4.21%, issued in September 2014, payable on September 3, 2029	100,000	100,000
$100,000, 3.69%, issued in July 2016, payable on July 12, 2031	100,000	100,000
$200,000, 3.64%, issued in July 2020, payable on July 22, 2030	200,000	—
$50,000, 3.84%, issued in July 2020, payable on July 22, 2035	50,000	—
Total remaining principal	$850,000	$750,000

(1)    On December 13, 2019, the credit facility was amended to among other things, increase the revolving loan commitment from $500 million to $650 million, provide for the refinancing of the then-outstanding $150 million term loan with revolving loans, extend the maturity date from March 29, 2023 to December 13, 2024, favorably update the commitment fee and interest rate in the corporate ratings-based pricing grid and increase the asset under management covenant threshold from $60 billion to $65 billion. Borrowings generally bear interest at a spread to either LIBOR or an alternative base rate. Based on the current credit ratings of OCM, the interest rate on borrowings is LIBOR plus 0.88% per annum and the commitment fee on the unused portions of the revolving credit facility is 0.08% per annum. The credit agreement contains customary financial covenants and restrictions, including ones regarding a maximum leverage ratio and a minimum required level of assets under management (as defined in the credit agreement, as amended above). As of December 31, 2020, OCM had no outstanding borrowings under the revolving credit facility. OCM and the Company were in compliance with all financial maintenance covenants associated with its senior notes and bank credit facility as of December 31, 2020 and 2019, respectively.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2020
($ in thousands, except where noted)

Credit Facilities of the Consolidated Funds
Certain consolidated funds may maintain revolving credit facilities that are secured by the assets of the fund or may issue senior variable rate notes to fund investments on a longer term basis, generally up to ten years. The obligations of the consolidated funds are nonrecourse to the Company.
The consolidated funds had the following debt obligations outstanding:

	Outstanding Amount as of December 31,		Facility Capacity	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)	Commitment Fee Rate	L/C Fee
Credit Agreement	2020	2019
Revolving credit facilities (1)	$370,920	$—	$890,696	1.85%	1.6	0.25%	N/A
Senior variable rate notes	—	159,411	159,411	3.42	4.4	N/A	N/A
Less: Debt issuance costs	(4,932)	(934)
Total debt obligations, net (2)	$365,988	$158,477

(1)    The credit facility capacity is calculated on a pro rata basis using fund commitments as of December 31, 2020.
(2)    For the revolving credit facilities, amount is shown net of debt issuance costs that are included in other assets, net at December 31, 2020.
As of December 31, 2020 and 2019, the consolidated funds had debt obligations with an aggregate outstanding principal balance of $370.9 million and $159.4 million, respectively. The carrying value of the revolving credit facilities approximated fair value due to recent issuance. The fair value of the senior variable rate notes is a Level III valuation and aggregated $159.1 million as of December 31, 2019, using prices obtained from pricing vendors. Financial instruments that are valued using quoted prices for the security or similar securities are generally classified as Level III because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities, or may require adjustment for investment-specific factors or restrictions.
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
Debt Obligations of CLOs
Debt obligations of CLOs represent amounts due to holders of debt securities issued by the CLOs, as well as term loans of CLOs that had not priced as of period end. Outstanding debt obligations of CLOs were as follows:

	As of December 31, 2020			As of December 31, 2019
	Fair Value (1)	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)	Fair Value (1)	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)
Senior secured notes	$6,321,580	2.00%	10.2	$5,613,846	2.85%	8.6
Subordinated notes (2)	215,278	N/A	10.6	154,153	N/A	10.4
Total CLO debt obligations	$6,536,858			$5,767,999

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
The debt obligations of CLOs are nonrecourse to the Company and are backed by the investments held by the respective CLO. Assets of one CLO may not be used to satisfy the liabilities of another. As of December 31, 2020 and 2019, the fair value of CLO assets was $7.3 billion and $6.4 billion, respectively, and consisted of cash, corporate loans, corporate bonds and other securities.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2020
($ in thousands, except where noted)

The fair value of the Company’s CLO beneficial interests held at December 31, 2020 was calculated using a discounted cash flow model specific to each investment structure. The significant valuation inputs, including the input range and weighted average rate, are as follows:

Valuation Input	Low	High	Weighted Average Rate

Discount rates	9.0%	35.0%	19.6%
Constant default rates	2.0%	2.0%	2.0%
Recovery rates	60.0%	80.0%	62.7%
As of December 31, 2020, future scheduled principal or par value payments with respect to the debt obligations of CLOs were as follows:

2021	$10,086
2022	—
2023	—
2024	—
2025	—
Thereafter	6,592,611
Total	$6,602,697

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2020
($ in thousands, except where noted)

11. LEASES
The Company has operating leases related to office space and certain equipment with remaining lease terms expiring within one year through 2031, some of which include options to extend the leases for up to five years and some of which include options to terminate the leases within one year. As of December 31, 2020, there were no finance leases outstanding and no additional operating leases that have not yet commenced.
The components of lease expense included in general and administrative expense were as follows:

	Twelve months ended December 31, 2020	Twelve months ended December 31, 2019

Operating lease cost	$7,768	$15,984
Sublease income	(382)	(631)
Total lease cost	$7,386	$15,353
Supplemental cash flow information related to leases was as follows:

Twelve months ended December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$7,006
Weighted average remaining lease term for operating leases (in years)	9.8
Weighted average discount rate for operating leases	4.3%
As of December 31, 2020, maturities of operating lease liabilities were as follows:

2021	6,927
2022	6,337
2023	5,450
2024	4,677
2025	4,677
Thereafter	26,168
Total lease payments	54,236
Less: imputed interest	(10,168)
Total operating lease liabilities	$44,068

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2020
($ in thousands, except where noted)

12. NON-CONTROLLING REDEEMABLE INTERESTS IN CONSOLIDATED FUNDS
The following table sets forth a summary of changes in the non-controlling redeemable interests in the consolidated funds. Dividends reinvested and in-kind contributions or distributions are non-cash in nature and have been presented on a gross basis in the table below.

	Year Ended December 31,
	2020	2019	2018
Beginning balance	$866,222	$961,622	$860,548
Initial consolidation of a fund	—	96,248	—
Deconsolidation of funds due to restructuring	—	(406,058)	—
Deconsolidation of funds	(704,903)	(423,598)	—
Contributions	940,191	664,679	447,260
Distributions	(223,674)	(107,499)	(305,406)
Net income (loss)	(165,412)	93,620	(40,930)
Change in distributions payable	(10,050)	(16,105)	2,469
Foreign-currency translation and other	12,973	3,313	(2,319)
Ending balance	$715,347	$866,222	$961,622

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2020
($ in thousands, except where noted)

13. UNITHOLDERS’ CAPITAL
Unitholders’ capital reflects the economic interests attributable to Class A unitholders, preferred unitholders, non-controlling interests in consolidated subsidiaries and non-controlling interests in consolidated funds. Non-controlling interests in consolidated subsidiaries represent the portion of unitholders’ capital attributable to the OCGH non-controlling interest and third parties. The OCGH non-controlling interest is determined at the Oaktree Operating Group level, after giving effect to distributions, if any, attributable to the preferred unitholders, based on the proportionate share of Oaktree Operating Group units held by the OCGH unitholders. Certain expenses, such as income taxes and related administrative expenses of Oaktree Capital Group, LLC and its Intermediate Holding Companies, are solely attributable to the Class A unitholders. As of December 31, 2020 and 2019, respectively, OCGH units represented 61,370,607 of the total 160,047,647 Oaktree Operating Group units and 61,793,286 of the total 159,760,541 Oaktree Operating Group units. Based on allocable capital of $1,421,127 and $1,301,066 as of December 31, 2020 and 2019, respectively, the OCGH non-controlling interest was $544,935 and $503,253. As of December 31, 2020 and 2019, there were no non-controlling interests attributable to third parties.
Distributions per Class A unit are set forth below:

Payment Date	Record Date	Applicable to Period Ended	Distribution Per Unit
August 10, 2020	July 31, 2020	June 30, 2020	$0.49
February 24, 2020	February 3, 2020	December 31, 2019	0.22
Total 2020			$0.71

November 12, 2019	October 31, 2019	September 30, 2019	$0.03
September 30, 2019	September 30, 2019	-	3.13
May 10, 2019	May 6, 2019	March 31, 2019	1.05
February 22, 2019	February 15, 2019	December 31, 2018	0.75
Total 2019			$4.96

November 13, 2018	November 5, 2018	September 30, 2018	$0.70
August 10, 2018	August 6, 2018	June 30, 2018	0.55
May 11, 2018	May 7, 2018	March 31, 2018	0.96
February 23, 2018	February 16, 2018	December 31, 2017	0.76
Total 2018			$2.97

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
December 31, 2020
($ in thousands, except where noted)

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
The following table sets forth a summary of net income attributable to the preferred unitholders, the OCGH non-controlling interest and the Class A common unitholders:

	Year Ended December 31,
	2020	2019	2018
Weighted average Oaktree Operating Group units outstanding (in thousands):
OCGH non-controlling interest	61,474	79,084	86,390
Class A unitholders	98,512	80,045	70,526
Total weighted average units outstanding	159,986	159,129	156,916
Oaktree Operating Group net income:
Net income attributable to preferred unitholders (1)	$27,316	$27,316	$12,277
Net income attributable to OCGH non-controlling interest	83,428	137,100	280,159
Net income attributable to OCG Class A unitholders	135,656	137,921	228,791
Oaktree Operating Group net income (2)	$246,400	$302,337	$521,227
Net income attributable to OCG Class A unitholders:
Oaktree Operating Group net income attributable to OCG Class A unitholders	$135,656	$137,921	$228,791
Non-Operating Group income (expense)	2,747	(8,662)	(632)
Income tax expense of Intermediate Holding Companies	—	(1,736)	(17,018)
Net income attributable to OCG Class A unitholders	$138,403	$127,523	$211,141

(1)    Represents distributions declared, if any, on the preferred units.
(2)    Oaktree Operating Group net income does not include amounts attributable to other non-controlling interests, which amounted to $0, $1,779 and $2,659 for the years ended December 31, 2020, 2019 and 2018, respectively. As a result of the Restructuring, as of October 1, 2019, four of the six Oaktree Operating Group entities are no longer indirect subsidiaries of the Company. Accordingly, subsequent to that date, the consolidated financial statements reflect the Company’s indirect economic interest in only two of the Oaktree Operating Group entities: (i) Oaktree Capital I and (ii) OCM Cayman.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2020
($ in thousands, except where noted)

The change in the Company’s ownership interest in the Oaktree Operating Group is set forth below:

	Year Ended December 31,
	2020	2019	2018
Net income attributable to OCG Class A unitholders	$138,403	$127,523	$211,141
Equity reallocation between controlling and non-controlling interests	1,832	306,015	80,106
Change from net income attributable to OCG Class A unitholders and transfers from non-controlling interests	$140,235	$433,538	$291,247
Please see notes 13, 14 and 15 for additional information regarding transactions that impacted unitholders’ capital.
14. EARNINGS PER UNIT
The computation of net income per Class A unit is set forth below:

	Year Ended December 31,
	2020	2019	2018
Net income per Class A unit (basic and diluted):	(in thousands, except per unit amounts)

Net income attributable to OCG Class A unitholders	$138,403	$127,523	$211,141
Weighted average number of Class A units outstanding (basic and diluted)	98,512	80,045	70,526
Basic and diluted net income per Class A unit	$1.40	$1.59	$2.99
Prior to the Mergers, OCGH units could be exchanged on a one-for-one basis into Class A units, subject to certain restrictions. The exchange of these units would have proportionally increased the Company’s interest in the Oaktree Operating Group. Subsequent to the Mergers, OCGH units are no longer exchangeable into Class A units. As the restrictions set forth in the then-current exchange agreement were in place for each applicable reporting period, those units were not included in the computation of diluted earnings per unit for the years ended December 31, 2020, 2019 and 2018.
A deferred equity unit represents a special unit award that, when vested, will be settled with an unvested OCGH unit on a one-for-one basis. The number of deferred equity units that will vest is based on the achievement of certain performance targets through June 2024. Once a performance target has been met, the applicable number of OCGH units will be issued and begin to vest over periods of up to 10.0 years. The holder of a deferred equity unit is not entitled to any distributions until the issuance of an OCGH unit in settlement of a deferred equity unit. As of or for the years ended December 31, 2020 and 2019, no OCGH units were considered issuable under the terms of the arrangement; consequently, no contingently issuable units were included in the computation of diluted earnings per unit for those periods. Please see note 15 for more information.
Certain compensation arrangements include performance-based awards that could result in the issuance of OCGH units, which would vest over periods of four to ten years from date of issuance. As of and for the years ended December 31, 2020 and 2019, no OCGH units were considered issuable under the terms of these arrangements; consequently, no contingently issuable units were included in the computation of diluted earnings per unit for those periods.
The Company had a contingent consideration liability that was payable in cash and fully-vested OCGH units. In May 2018, the contingent consideration arrangement was modified in respect of certain performance targets and payment terms. The new arrangement provided for contingent consideration payable in cash and Class A units. As part of the Restructuring effective October 1, 2019, the contingent consideration arrangement was transferred to the entities that were deconsolidated and therefore no longer was an obligation of the Company. No Class A units or OCGH units were considered issuable under the terms of the arrangement as of or for the years ended December 31, 2020 and 2019; consequently, no contingently issuable units were included in the computation of diluted earnings per unit for those periods. Please see note 17 for more information.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2020
($ in thousands, except where noted)

15. EQUITY-BASED AND OTHER DEFERRED COMPENSATION
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
In 2020, the Company granted LTIP awards valued at $42.8 million to employees, partners and directors of the Company and its subsidiaries, subject to annual vesting over a weighted average period of approximately 4.7 years. As of December 31, 2020, the Company expected to recognize compensation expense on its unvested LTIP awards of $41.7 million, subject to adjustment based on future performance, over a weighted average period of 3.8 years. During the twelve months ended December 31, 2020, the Company recognized $11.0 million of compensation expense related to the LTIP, which was included in compensation and benefits expense in the consolidated statement of operations.
Equity-Based Compensation
In December 2011, the Company adopted the 2011 Oaktree Capital Group, LLC Equity Incentive Plan (the “2011 Plan”). The 2011 Plan provides for the granting of options, unit appreciation rights, restricted unit awards, unit bonus awards, phantom equity awards or other unit-based awards to senior executives, directors, officers, certain employees, consultants, and advisors of the Company and its affiliates. As of December 31, 2020, a maximum of 23,983,692 units have been authorized to be awarded pursuant to the 2011 Plan, and 15,846,913 units (including 2,000,000 EVUs) have been awarded under the 2011 Plan. Each Class A and OCGH unit, when issued, represents an indirect interest in one Oaktree Operating Group unit. Total vested and unvested Converted OCGH Units, OCGH units and Class A units issued and outstanding were 160,047,647 as of December 31, 2020.
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
December 31, 2020
($ in thousands, except where noted)

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
Valuation
    Except as described below, each OCGH Unit will be valued (i) by applying a 13.5x multiple to the trailing three-year average (or two-year average for Exchanges in 2022) of fee-related earnings less stock-based compensation at grant value and excluding depreciation and amortization and a 6.75x multiple to the trailing three-year average of net incentives created, and (ii) adding 100% of the value of net cash (defined as cash less the face value of debt and preferred stock, other than certain preferred stock issued in connection with certain Exchanges), 100% of the value of corporate investments and 75% of fund-level net accrued incentives as of December 31 of the prior year, in each case subject to certain adjustments. Amounts received in respect of each OCGH Unit will be reduced by the amount of any non-tax related distributions received in the calendar year in which the Exchange occurs, but increased by an amount accruing daily from January 1 of such year to the date of the closing of the Exchange at a rate per annum equal to the 5-year treasury note rate as of December 31 of the prior year plus 3%. However, in 2020 and 2021, Converted OCGH Units and Phantom Units were and will be valued at $49.00 per unit, less the amount of any capital distributions received upon vesting. Thereafter any such Converted OCGH Units and Phantom Units will be valued using the same methodology applied to all other OCGH Units.
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
December 31, 2020
($ in thousands, except where noted)

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
OCGH Unit Awards
The Company granted 150,000 OCGH units during 2020. As of December 31, 2020, the Company expected to recognize compensation expense on its unvested OCGH unit awards of $23.5 million over a weighted average period of 2.9 years. With respect to forfeitures, the Company made an accounting policy election to account for forfeitures when they occur. Accordingly, no forfeitures have been assumed in the calculation of compensation expense.
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
The estimated time-to-liquidity assumption ranged between 7.0 years in March 2018 to 6.4 years in the most recent valuation in 2019. The estimated time to liquidity was influenced primarily by the need, prior to the Merger, for (a) the general partner of OCGH to elect in its discretion to declare an open period during which an OCGH unitholder could exchange his or her unrestricted vested OCGH units for, at the option of the Company’s board of directors, Class A units on a one-for-one basis, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value or any combination of the foregoing, and (b) the approval of the Company’s board of directors to exchange such OCGH units into any of the foregoing. Board approval was based primarily on the objective of maintaining an orderly market for Oaktree’s units, but may have taken into account any other factors that the board deemed appropriate in its sole discretion. Volatility was estimated from historical and implied volatilities of the Company and five other comparable public alternative asset management companies.
In valuing employee OCGH unit grants, the discount percentage applied to the then-prevailing Class A unit trading price was 20% for all OCGH units granted in the first three quarters of 2018 and 17.5% for the fourth quarter of 2018 through September 30, 2019. After the Merger, OCGH unit grants are valued based on a formula as described above under “Restated Exchange Agreement - Valuation” and reflect a discount for lack of marketability due to the post-vesting restrictions described above. Factors that influence the formula-based valuation include the estimated time it would take for an OCGH unitholder to exchange units for value pursuant to the Restated Exchange Agreement and estimates of the Company’s future results, which are inputs to the valuation formula. Each of these factors is subject to significant judgment. The grant date fair value for all OCGH units granted in 2020 was $32.93 per unit.
Through December 31, 2021, Converted OCGH Units will be valued at $49.00 per unit, less the amount of any capital distributions received upon vesting. Thereafter, any such Converted OCGH Units will be valued using the same methodology applied to all other OCGH units.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2020
($ in thousands, except where noted)

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
A summary of the status of the Company’s unvested Converted OCGH units and other OCGH unit awards and a summary of changes for the periods presented are set forth below (actual dollars per unit):

	Converted OCGH Units (1)		OCGH Units
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Balance, December 31, 2017	2,556,316	$44.05	2,158,835	$39.79
Granted	1,164,601	39.61	124,051	31.80
Vested	(920,439)	42.57	(418,837)	37.23
Forfeited	(99,893)	40.59	—	—
Balance, December 31, 2018	2,700,585	42.76	1,864,049	39.83
Granted	1,494,324	49.56	1,873,155	39.95
Vested	(975,072)	43.06	(515,534)	35.44
Restructuring (2)	(2,380,641)	45.83	(2,600,264)	40.87
Forfeited	(107,955)	44.63	—	—
Balance, December 31, 2019	731,241	45.99	621,406	39.49
Granted	—	—	150,000	32.93
Vested	(253,696)	45.52	(215,054)	39.10
Forfeited	(14,803)	45.59	—	—
Balance, December 31, 2020	462,742	$46.25	556,352	$37.87

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

Equity Value Units
OCGH equity value units (“EVUs”) represent special limited partnership units in OCGH that entitle the holder the right to receive special distributions that will be settled in OCGH units, based on value created during a specified period in excess of a fixed “Base Value.” The value created is measured on a per unit basis, based on the appreciation of the OCGH units (before the Merger, the Class A units) and certain components of quarterly distributions with respect to OCGH units over the period beginning on January 1, 2015 and ending on each of December 31, 2019, December 31, 2020 and December 31, 2021, with one-third of the EVUs recapitalizing on each such date. As of December 31, 2020, the value created did not exceed the Base Value. EVUs also give the holder the right, subject to service vesting and Oaktree performance relative to the accreting Base Value, to receive certain quarterly distributions from OCGH. EVUs do not entitle the holder to any voting rights.
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
December 31, 2020
($ in thousands, except where noted)

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
Deferred Equity Units
A deferred equity unit represents a special unit award that, when vested, will be settled with an unvested OCGH unit on a one-for-one basis. The number of deferred equity units that will vest is based on the achievement of certain performance targets through June 2024. Once a performance target has been met, the applicable number of OCGH units will be issued and begin to vest over periods of up to 10.0 years. The holder of a deferred equity unit is not entitled to any distributions until settled by the issuance of an OCGH unit. As of December 31, 2020, there were 767,499 deferred equity units outstanding, none of which were expected to vest. All of the outstanding deferred equity units were granted to employees of OCM, accordingly, subsequent to the Restructuring, compensation expense related to these awards is no longer included in these consolidated financial statements.
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

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2020
($ in thousands, except where noted)

Income tax expense from operations consisted of the following:

	Year Ended December 31,
	2020	2019	2018
Current:
U.S. federal income tax	$—	$(93)	$4,645
State and local income tax	—	1,674	2,934
Foreign income tax	8,147	7,933	7,402
	$8,147	$9,514	$14,981
Deferred:
U.S. federal income tax	$—	$519	$8,934
State and local income tax	—	(158)	844
Foreign income tax	64	(255)	20
	$64	$106	$9,798
Total:
U.S. federal income tax	$—	$426	$13,579
State and local income tax	—	1,516	3,778
Foreign income tax	8,211	7,678	7,422
Income tax expense	$8,211	$9,620	$24,779
The Company’s income (loss) before income taxes consisted of the following:

	Year Ended December 31,
	2020	2019	2018
Domestic income (loss) before income taxes	$71,749	$380,653	$467,264
Foreign income (loss) before income taxes	20,197	16,305	22,060
Total income (loss) before income taxes	$91,946	$396,958	$489,324
The Company’s effective tax rate differed from the federal statutory rate for the following reasons:

	Year Ended December 31,
	2020	2019	2018
Income tax expense at federal statutory rate	21.00%	21.00%	21.00%
Income passed through	(16.39)	(20.96)	(17.78)
State and local taxes, net of federal benefit	—	0.45	0.55
Foreign taxes	4.32	1.07	0.57
Other, net	—	0.86	0.72
Total effective rate	8.93%	2.42%	5.06%

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2020
($ in thousands, except where noted)

The components of the Company’s deferred tax assets and liabilities were as follows:

	As of December 31,
	2020	2019	2018
Deferred tax assets:
Investment in partnerships	$—	$—	$210,678
Equity-based compensation expense	—	—	5,535
Net operating losses	2,264	—	7,393
Other (1)	1,908	3,096	9,191
Total deferred tax assets	4,172	3,096	232,797
Total deferred tax liabilities	—	—	3,697
Net deferred tax assets before valuation allowance	4,172	3,096	229,100
Valuation allowance	—	—	—
Net deferred tax assets	$4,172	$3,096	$229,100

(1)     As of December 31, 2020, balance of Other of $1,908 relates to fixed assets and accruals.
When assessing the realizability of deferred tax assets, the Company considers whether it is probable that some or all of the deferred tax assets will not be realized. In determining whether the deferred tax assets are realizable, the Company considers the period of expiration of the tax asset, historical and projected taxable income, and tax liabilities for the tax jurisdiction in which the tax asset is located. The deferred tax asset recognized by the Company, as it relates to the higher tax basis in the carrying value of certain assets compared to the book basis of those assets, will be recognized in future years by these taxable entities. Deferred tax assets are based on the amount of the tax benefit that the Company’s management has determined is more likely than not to be realized in future periods. In determining the realizability of this tax benefit, management considered numerous factors that will give rise to pre-tax income in future periods. Among these are the historical and expected future book and tax basis pre-tax income of the Company and unrealized gains in the Company’s assets at the determination date. Based on these and other factors, the Company determined that, as of December 31, 2020, all deferred tax assets were more likely than not to be realized in future periods.
The Company recognizes tax benefits related to its tax positions only where the position is “more likely than not” to be sustained in the event of examination by tax authorities. As part of its assessment, the Company analyzes its tax filing positions in all of the federal, state and foreign tax jurisdictions where it is required to file income tax returns, and for all open tax years in these jurisdictions. As of December 31, 2020, there is no remaining balance related to income tax reserves.
The following is a reconciliation of unrecognized tax benefits (excluding interest and penalties thereon):

	Year Ended December 31,
	2020	2019	2018
Unrecognized tax benefits, January 1	$107	$2,699	$4,366
Additions for tax positions related to the current year	—	—	—
Additions for tax positions related to prior years	—	—	—
Reductions for tax positions related to prior years (1)	—	(2,440)	(18)
Settlements	—	—	(1,423)
Lapse in statute of limitations	(107)	(152)	(226)
Unrecognized tax benefits, December 31	$—	$107	$2,699

(1)    Reduction of $2,440 during 2019 relates to the transfer of unrecognized tax benefits to Brookfield.
As of October 1, 2019, all unrecognized tax benefits related to Oaktree Holdings, Inc., Oaktree AIF Holdings, Inc., and Oaktree Capital Management, L.P. were transferred through equity to Brookfield.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2020
($ in thousands, except where noted)

The Company recognizes interest and penalties related to unrecognized tax positions in the provision for income taxes in the consolidated statements of operations.  As of December 31, 2020 and 2019, the aggregate amount of interest and penalties accrued was zero and $0.1 million, respectively.  The Company recognized a net benefit of $0.1 million, net expense of $0.2 million and net benefit of $1.2 million in 2020, 2019 and 2018, respectively.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, local and foreign tax regulators. With limited exceptions, the Company is no longer subject to income tax audits by taxing authorities for periods before 2017. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to its tax examinations and that any settlements related thereto will not have a material adverse effect on the Company’s consolidated financial statements; however, there can be no assurances as to the ultimate outcomes.
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
Prior to the Merger, Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc. entered into a tax receivable agreement with the OCGH (the “Original TRA”) unitholders that provided for the payment by Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc. to the OCGH unitholders of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that Oaktree Holdings, Inc. or Oaktree AIF Holdings, Inc. actually realizes (or is deemed to realize in the case of an early termination payment by Oaktree Holdings, Inc. or Oaktree AIF Holdings, Inc. or a change of control, as discussed below) as a result of these increases in tax basis and of certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. These payment obligations were obligations of Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc. and not of the Oaktree Operating Group. For the years ended December 31, 2019 and 2018, respectively, amounts paid under the tax receivable agreement under this structure totaled $10.0 million and $20.7 million.
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
December 31, 2020
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
Incentive Income
In addition to the incentive income recognized by the Company, certain of its funds have amounts recorded as potentially allocable to the Company as its share of potential future incentive income, based on each fund’s net asset value. Inasmuch as this incentive income is contingent upon future investment activity and other factors, it is not recognized by the Company as revenue until it is probable that a significant reversal will not occur. As of December 31, 2020 and 2019, respectively, the aggregate of such amounts recorded at the fund level in excess of incentive income recognized by the Company was $1,321,782 and $864,900, for which related direct incentive income compensation expense was estimated to be $710,774 and $462,684, respectively.
Contingent Liabilities
The Company had a contingent consideration obligation of up to $60.0 million related to the Highstar acquisition that was payable in cash and fully-vested OCGH units. The amount of contingent consideration was based on the achievement of certain performance targets over a period of up to seven years from the acquisition date of August 2014. In May 2018, the contingent consideration arrangement was modified in respect of certain performance targets and payment terms. The new arrangement provides for contingent consideration of up to $36.1 million, payable in cash and Class A units. The modification resulted in a $7.1 million reduction in the contingent consideration liability. Subsequent to the Restructuring, the contingent consideration obligation was no longer an obligation of the Company. As of December 31, 2020 and 2019, there was no contingent liability on the Company’s consolidated statement of financial condition. Changes in this liability resulted in an expense of $12.1 million in 2018. The fair value of the contingent consideration liability is a Level III valuation, which uses a discounted cash-flow analysis based on a probability-weighted average estimate of certain performance targets, including fundraising and revenue levels. The assumptions used in the analysis are inherently subjective, and thus the ultimate amount of the contingent consideration liability may differ materially from the most recent estimate. For periods prior to the Restructuring, the contingent consideration liability is included in accounts payable, accrued expenses and other liabilities in the consolidated statements of financial condition and changes in the liability are recorded in general and administrative expense in the consolidated statements of operations.
Commitments to Funds
As of December 31, 2020 and 2019, the Company, generally in its capacity as general partner, had undrawn capital commitments of $350.6 million and $237.3 million, respectively, including commitments to both unconsolidated and consolidated funds. Additionally, as of December 31, 2020, the Company had undrawn capital commitments of $712.5 million in its capacity as a limited partner in Opps XI (as defined in note 18).

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2020
($ in thousands, except where noted)

Investment Commitments of the Consolidated Funds
Certain of the consolidated funds are parties to credit arrangements that provide for the issuance of letters of credit and/or revolving loans, which may require the particular fund to extend loans to investee companies. The consolidated funds use the same investment criteria in making these commitments as they do for investments that are included in the consolidated statements of financial condition. The unfunded liability associated with these credit arrangements is equal to the amount by which the contractual loan commitment exceeds the sum of funded debt and cash held in escrow, if any. As of December 31, 2020 and 2019, the consolidated funds had potential aggregate commitments of $1.1 million and $2.3 million, respectively. These commitments are expected to be funded by the funds’ cash balances, proceeds from asset sales or drawdowns against existing capital commitments.
A consolidated fund may agree to guarantee the repayment obligations of certain investee companies. As of December 31, 2020 and 2019, there were no guaranteed amounts under such arrangements.
Certain consolidated funds are investment companies that are required to disclose financial support provided or contractually required to be provided to any of their portfolio companies. During the year ended December 31, 2020, the consolidated funds did not provide any financial support to portfolio companies.
Operating Leases
Oaktree leases its main headquarters office in Los Angeles and offices in 17 other cities in the U.S., Europe, Asia and Australia, pursuant to current lease terms expiring through 2031. The Company’s occupancy costs, including non-lease expenses, were $8,681, $20,081 and $22,369 for the years ended December 31, 2020, 2019 and 2018, respectively.
As of December 31, 2020, the Company’s aggregate estimated minimum commitments under Oaktree’s operating leases were as follows:

2021	$6,927
2022	6,337
2023	5,450
2024	4,677
2025	4,677
Thereafter	26,168
Total	$54,236

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2020
($ in thousands, except where noted)

18. RELATED PARTY TRANSACTIONS
The Company considers its senior executives, employees and unconsolidated Oaktree funds to be affiliates (as defined in the FASB ASC Master Glossary). Amounts due from and to affiliates are set forth below. The fair value of amounts due from and to affiliates is a Level III valuation and was valued based on a discounted cash-flow analysis. The carrying value of amounts due from affiliates approximated fair value due to their short-term nature or because their weighted average interest rate approximated the Company’s cost of debt. The fair value of amounts due to affiliates approximated $3,399 and $85,151 as of December 31, 2020 and 2019, respectively. The valuation as of December 31, 2019 was based on a discount rate of 10.0%. The tax receivable agreement liability was transferred as part of the Restructuring on October 1, 2019.

	As of December 31,
	2020	2019
Due from affiliates:
Loans	$2,372	$2,596
Amounts due from unconsolidated funds	6,429	2,415
Management fees and incentive income due from unconsolidated funds and affiliates	119,600	88,043
Payments made on behalf of unconsolidated entities	905	71,051
Non-interest bearing advances made to certain non-controlling interest holders and employees	235	84
Total due from affiliates	$129,541	$164,189
Due to affiliates:
Amounts due to unconsolidated entities	$9,688	$86,575
Amounts due to senior executives, certain non-controlling interest holders and employees	—	488
Total due to affiliates	$9,688	$87,063
Loans
Loans primarily consist of interest-bearing loans made to certain non-controlling interest holders, primarily certain employees, to meet tax obligations related to vesting of equity awards. The loans, which are generally recourse to the borrower or secured by vested equity and other collateral, typically bear interest at the Company’s cost of debt and generated interest income of $9, $73 and $211 for the years ended December 31, 2020, 2019 and 2018, respectively.
Due From Oaktree Funds
In the normal course of business, the Company advances certain expenses on behalf of Oaktree funds. Amounts advanced on behalf of consolidated funds are eliminated in consolidation. Certain expenses paid by the Company, which typically are employee travel and other costs associated with particular portfolio company holdings, are reimbursed to the Company by the portfolio companies.
Revenues Earned From Oaktree Funds
Management fees and incentive income earned from unconsolidated Oaktree funds totaled $0.2 billion, $0.8 billion and $1.3 billion for the years ended December 31, 2020, 2019 and 2018, respectively.
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
December 31, 2020
($ in thousands, except where noted)

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

For the year ended December 31, 2020 and 2019, the Company incurred administrative expenses of $0.8 million and $0.2 million, which was included in “Due to affiliates” in the Consolidated Statements of Financial Condition, reflecting the unpaid portion of administrative expenses and other reimbursable expenses payable to OCM.
Leases
OCM leases certain office space from affiliates of Brookfield. Effective with the Restructuring, OCM’s lease expense and obligations are no longer included in these consolidated financial statements. Rent expense associated with these leases was $4.5 million and $4.7 million for the years ended December 31, 2019 and 2018, respectively.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2020
($ in thousands, except where noted)

Subordinated Credit Facility
Oaktree Capital I, along with certain other Oaktree Operating Group members as co-borrowers, are parties to a credit agreement with a subsidiary of Brookfield that provides for a subordinated credit facility maturing on May 19, 2023. The subordinated credit facility has a revolving loan commitment of $250 million and borrowings generally bear interest at a spread to either LIBOR or an alternative base rate. Borrowings on the subordinated credit facility are subordinate to the outstanding debt obligations and borrowings on the primary credit facility of Oaktree Capital I and its co-borrowers as detailed in note 10. Oaktree Capital I is jointly and severally liable, along with its co-obligors for outstanding borrowings on the subordinated credit facility. As set forth in note 10, the Company’s financial statements generally will not reflect debt obligations, interest expense or related liabilities associated with its operating subsidiaries until such time as Oaktree Capital I directly borrows from the subordinated credit facility. No amounts were outstanding on the subordinated credit facility as of December 31, 2020.
Investment in Oaktree Opportunities Fund XI
On August 3, 2020, the Company subscribed for a limited partner interest in, and made a capital commitment of, $750 million to Oaktree Opportunities Fund XI, L.P., a parallel investment vehicle thereof or a feeder fund in respect of one of the foregoing (such limited partner interest, the “Opps XI Investment” and such fund entities collectively, “Opps XI”). In order to make the Opps XI Investment, the Company’s sole Class A unitholder, or one of its affiliates, will contribute cash as a capital contribution (the “Opps XI Investment Cash”) as and to the extent required to satisfy the Company’s obligations to Opps XI. The Company will use the Opps XI Investment Cash solely to fund the Opps XI Investment and satisfy its obligations in respect of Opps XI and distributions from the Opps XI Investment are intended for the benefit of the Class A unitholder, subject to applicable law. The Company’s preferred unitholders should not rely on distributions received by the Company in respect of the Company’s Opps XI Investment for payment of dividends or redemption of the preferred units. For the year ended December 31, 2020, $37.5 million of the $750 million capital commitment was funded.
19. CAPITAL REQUIREMENTS OF REGULATED ENTITIES
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
The regulatory capital requirements referred to above may restrict the Company’s ability to withdraw capital from its entities for purposes such as paying cash distributions or advances to the Company. As of December 31, 2020 and 2019, respectively, there was approximately $166.7 million and $190.7 million of such potentially restricted amounts. Effective with the Restructuring, the U.S. broker-dealer’s restricted amounts, if any, are no longer included in these consolidated financial statements.
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

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2020
($ in thousands, except where noted)

21. SUBSEQUENT EVENTS
Class A Unit Distribution
    A distribution of $1.07 per Class A unit was paid on February 25, 2021 to holders of record at the close of business on February 15, 2021.
Preferred Unit Distributions
    A distribution of $0.414063 per Series A preferred unit will be paid on March 15, 2021 to Series A preferred unitholders of record at the close of business on March 1, 2021.
    A distribution of $0.409375 per Series B preferred unit will be paid on March 15, 2021 to Series B preferred unitholders of record at the close of business on March 1, 2021.

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
Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control—Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2020 was effective.
Item 9B. Other Information
None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
The following table sets forth information about our executive officers and directors as of February 24, 2021:

Name	Age	Position
Howard S. Marks	74	Director and Co-Chairman

Bruce A. Karsh	65	Director, Co-Chairman and Chief Investment Officer

Jay S. Wintrob	63	Director and Chief Executive Officer

John B. Frank	64	Director and Vice Chairman

Daniel D. Levin	42	Chief Financial Officer

Sheldon M. Stone	68	Director and Principal

Justin B. Beber	51	Director

J. Bruce Flatt	55	Director

Steven J. Gilbert	73	Director

D. Richard Masson	62	Director

Depelsha T. McGruder	48	Director

Marna C. Whittington	73	Director

Todd E. Molz	49	General Counsel, Chief Administrative Officer and Secretary
Howard S. Marks is our Co-Chairman and a co-founder and has been a director since May 2007. Since the formation of Oaktree in 1995, Mr. Marks has been responsible for ensuring the firm’s adherence to its core investment philosophy; communicating closely with clients concerning products and strategies; and contributing his experience to big-picture decisions relating to investments and corporate direction. From 1985 until 1995, Mr. Marks led the groups at The TCW Group, Inc. that were responsible for investments in distressed debt, high yield bonds, and convertible securities. He was also Chief Investment Officer for Domestic Fixed Income at TCW. Previously, Mr. Marks was with Citicorp Investment Management for 16 years, where from 1978 to 1985 he was Vice President and senior portfolio manager in charge of convertible and high yield securities. Between 1969 and 1978, he was an equity research analyst and, subsequently, Citicorp’s Director of Research. Mr. Marks holds a B.S.Ec. degree cum laude from the Wharton School of the University of Pennsylvania with a major in finance and an M.B.A. in accounting and marketing from the Booth School of Business of the University of Chicago, where he received the George Hay Brown Prize. He is a CFA® charterholder. Mr. Marks is a Trustee and Chairman of the Investment Committee at the Metropolitan Museum of Art. He is a member of the Investment Committee of the Royal Drawing School and is Professor of Practice at King’s Business School (both in London). He serves on the Shanghai International Financial Advisory Council and the Advisory Board of Duke Kunshan University. He is an Emeritus Trustee of the University of Pennsylvania, where from 2000 to 2010 he chaired the Investment Board. With over 40 years of investment experience, Mr. Marks’s extensive expertise in our industry, his perceptive market insights and his importance to our client development add value to our board of directors.

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
John B. Frank is our Vice Chairman and works closely with Messrs. Marks, Karsh and Wintrob in managing the firm.  He has been a director since May 2007. Mr. Frank joined in 2001 as General Counsel and was named Oaktree’s Managing Principal in early 2006, a position which he held for about nine years.  As Managing Principal, Mr. Frank was the firm’s principal executive officer and responsible for all aspects of the firm’s management. Prior to joining us, Mr. Frank was a partner of the Los Angeles law firm of Munger, Tolles & Olson LLP, where he managed a number of notable merger and acquisition transactions. While at that firm, he served as primary outside counsel to public- and privately-held corporations, and as special counsel to various boards of directors and special board committees.  Prior to joining Munger Tolles in 1984, Mr. Frank served as a law clerk to the Honorable Frank M. Coffin of the United States Court of Appeals for the First Circuit.  Prior to attending law school, Mr. Frank served as a Legislative Assistant to the Honorable Robert F. Drinan, Member of Congress.  Mr. Frank holds a B.A. degree with honors in history from Wesleyan University and a J.D. magna cum laude from the University of Michigan Law School, where he was Managing Editor of the Michigan Law Review and a member of the Order of the Coif.  He is a member of the State Bar of California and, while in private practice, was listed in Woodward & White’s Best Lawyers in America.  Mr. Frank is a member of the Board of Directors of Chevron Corporation and a Trustee of Wesleyan University, The James Irvine Foundation and the XPRIZE Foundation.  Mr. Frank’s legal background and knowledge of our company add value to our board of directors.
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

Sheldon M. Stone is a Principal and a co-founder and has been a director since May 2007. Mr. Stone is the head of Oaktree’s high yield bond area. In this capacity, he serves as co-portfolio manager of Oaktree’s U.S. High Yield Bond and Global High Yield Bond strategies. Mr. Stone, a co-founding member of Oaktree in 1995, established TCW’s High Yield Bond department with Mr. Marks in 1985 and ran the department for ten years. Prior to joining TCW, Mr. Stone worked with Mr. Marks at Citibank for two years where he performed credit analysis and managed high yield bond portfolios. From 1978 to 1983, Mr. Stone worked at The Prudential Insurance Company where he was a director of corporate finance, managing a fixed income portfolio exceeding $1 billion. Mr. Stone holds an A.B. degree from Bowdoin College and an M.B.A. in accounting and finance from Columbia University, where he serves on the Board of Overseers. In addition, he is a Trustee of the Colonial Williamsburg Foundation, an Adjunct Professor at the University of Southern California and a member of the investment committee for Bowdoin College. With over 35 years of experience in the fixed income markets, Mr. Stone brings a wealth of knowledge to the board of directors. As one of our co-founders, he is also closely familiar with our business. His investment background and insights into the fixed income markets add value to our board of directors.
Justin B. Beber is a Managing Partner, Head of Corporate Strategy and Chief Legal Officer for Brookfield Asset Management, a leading global alternative asset manager. In this role, he provides strategic and legal advice across the asset management business, is counsel to and corporate secretary for the Brookfield Board of Directors, and has oversight of legal, compliance and risk activities. Previously, Mr. Beber served as Head of Strategic Initiatives for Brookfield Infrastructure Group with overall responsibility for corporate operations and transaction execution, as well as Chief Investment Officer for its water infrastructure business. Prior to joining Brookfield in 2007, Mr. Beber was a partner with a leading Toronto-based law firm, where his practice focused on corporate finance, mergers and acquisitions and private equity. Mr. Beber earned his combined MBA/LLB from the Schulich School of Business and Osgoode Hall Law School at York University in Canada and holds a Bachelor of Economics from McGill University. Mr. Beber has been an Oaktree director since 2019. Mr. Beber’s legal background and expertise in our industry add value to our board of directors.
J. Bruce Flatt is Chief Executive Officer of Brookfield Asset Management, a leading global alternative asset manager, and has been a director since October 2019. Mr. Flatt joined Brookfield in 1990 and became CEO in 2002. Mr. Flatt has served on numerous public company boards over the past three decades. Mr. Flatt’s extensive leadership and management skills, his expertise in our industry and his current and past service on boards of other public companies add value to our board of directors.
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

Depelsha T. McGruder is the chief operating officer and treasurer for the Ford Foundation and has been a director since February 2021. Prior to joining the Ford Foundation in 2020, she served as COO of New York Public Radio, overseeing internal operations and strategic planning for WNYC, WQXR, Gothamist.com, The Greene Space, and New Jersey Public Radio since 2018. Before her tenure at NYPR, Ms. McGruder spent 17 years at Viacom in senior leadership positions at both MTV and BET Networks. She started her career as a broadcast journalist, working as an on-air reporter, anchor, and producer for two commercial television stations in Georgia and subsequently spent time as a strategy consultant at Accenture in the media, telecommunications and high technology practice. Ms. McGruder is the founder and president of Moms of Black Boys United and M.O.B.B. United for Social Change, sister organizations dedicated to positively influencing how black boys and men are perceived and treated by law enforcement and in society. She holds a B.A. from Howard University and an M.B.A. from Harvard Business School. Ms. McGruder’s finance expertise add value to our board of directors.
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
Todd E. Molz is our General Counsel and Chief Administrative Officer.  He oversees the Compliance, Internal Audit and Administration functions and all aspects of our legal activities, including fund formation, acquisitions and other special projects. Prior to joining the firm in 2006, Mr. Molz was a Partner of the Los Angeles law firm of Munger, Tolles & Olson LLP, where his practice focused on tax and structuring aspects of complex and novel business transactions.  Prior to joining Munger Tolles, Mr. Molz served as a law clerk to the Honorable Alfred T. Goodwin of the United States Court of Appeals for the Ninth Circuit. Mr. Molz received a B.A. degree in political science cum laude from Middlebury College and a J.D. degree with honors from the University of Chicago.  While at Chicago, Mr. Molz served on the Law Review, received the John M. Olin Student Fellowship and was a member of the Order of the Coif. Mr. Molz serves on the Board of Directors of the Children’s Hospital of Los Angeles.
There are no family relationships among any of our executive officers and directors.

Board Structure and Governance
Composition of Our Board of Directors
Our operating agreement establishes a board of directors responsible for the oversight of our business and operations. Our operating agreement provides that until the earliest to occur of (a) Messrs. Howard Marks and Bruce Karsh, collectively, ceasing to beneficially own at least 42% of the equity in the Oaktree Operating Group they owned as of September 30, 2019, (b) Messrs. Howard Marks and Bruce Karsh both ceasing to be actively and substantially involved in the oversight of the affairs of the Oaktree Operating Group business, (c) the incapacitation of both Messrs. Howard Marks and Bruce Karsh, (d) either Messrs. Howard Marks or Bruce Karsh becoming incapacitated, and the other ceasing to be actively and substantially involved in the oversight of the affairs of the Oaktree Operating Group business for a period of at least 90 consecutive days or an aggregate of 180 calendar days in any 360-day period, except as a result of incapacitation, or (e) September 30, 2026, the board of directors will be comprised of no less than five individuals and, without Brookfield’s consent, no more than 10 individuals, with two selected by OCGH and two selected by Brookfield. The remaining directors will be nominated by OCGH and be subject to joint written appointment by each of OCGH and Brookfield. Upon the occurrence of any events described in clauses (a) through (e) of the preceding sentence, for so long as the holders of OCGH units as of September 30, 2019 and certain related parties and certain permitted transferees (the “Permitted OCGH Holders”) continue to beneficially own at least 15% of the equity in the Oaktree Operating Group beneficially owned by them immediately after the closing of the mergers on September 30, 2019, OCGH will be entitled to appoint a number of directors equal to the greater of (i) a number of directors proportionate to such equity ownership and (ii) two directors. Otherwise, for so long as the Permitted OCGH Holders continue to beneficially own at least 5% (but less than 15%) of the equity of the Oaktree Operating Group beneficially owned by them immediately after the closing of the mergers on September 30, 2019, OCGH will be entitled to appoint one director. Brookfield will appoint the remaining directors to the board of directors. Our board of directors consists of Messrs. Marks, Karsh, Wintrob, Frank, Stone, Masson, Beber, Flatt, Gilbert and Mss. McGruder and Whittington (for a total of 11 directors). Subject to our operating agreement, actions by our board of directors must be taken with the approval of at least a majority of its members.
Audit Committee
Because our preferred equity, but not our common equity, is listed on the New York Stock Exchange, the corporate governance standards of the New York Stock Exchange do not generally apply to us, other than the requirement to maintain an audit committee that satisfies the requirements of Rule 10A-3 under the Exchange Act, and related certification requirements.
The purpose of the audit committee is to assist our board of directors in overseeing and monitoring the quality and integrity of our financial statements, our compliance with legal and regulatory requirements, the performance of our internal audit function and our independent registered public accounting firm’s qualifications, independence and performance. Our audit committee is comprised of Messrs. Gilbert and Masson and Mss. McGruder and Whittington. Our board of directors has determined that Messrs. Gilbert and Masson and Mss. McGruder and Whittington meet the independence standards and financial literacy requirements for service on an audit committee of a board of directors under Rule 10A-3 promulgated under the Exchange Act and the NYSE rules. In addition, our board of directors has determined that each of Messrs. Gilbert and Masson and Mss. McGruder and Whittington is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K and has “accounting or related financial management expertise” under applicable NYSE rules. The audit committee has a charter that is available on our website at www.oaktreecapital.com under the “Unitholders – Investor Relations” section.
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
Communications to the Board of Directors
The non-management members of our board of directors meet quarterly. The non-management directors have selected Mr. Gilbert, one of our non-management directors, to lead these meetings for 2021. All interested parties, including any employee or unitholder, may send communications to the non-management members of our board of directors by writing to: Oaktree Capital Group, LLC, Attn: General Counsel, 333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our executive officers and directors and persons who beneficially own more than ten percent of a registered class of our equity securities to file initial reports of ownership and reports of changes in ownership with the SEC and furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us or written representations from such persons that they were not required to file a Form 5 to report previously unreported ownership or changes in ownership, we believe that, with respect to the year ended December 31, 2020, such persons complied with all such filing requirements.

Item 11. Executive Compensation
Compensation Discussion and Analysis
Overview of Compensation Philosophy and Program
Except with respect to carried interest and profit sharing arrangements that certain of our Named Executive Officers (“NEOs”) receive from Oaktree Capital I, OCM Cayman or their respective consolidated subsidiaries, our NEOs do not receive compensation from us for their services. Rather, we pay a service fee to OCM pursuant to the Services Agreement, as described under “Certain Relationships and Related Transactions, and Director Independence—OCG Services Agreement with OCM,” and OCM compensates its officers and other employees that perform duties for us. Their compensation is set by OCM. Fiscal year 2020 is the first complete fiscal year in which we paid the service fee to OCM and our NEOs did not receive compensation from us for their services (other than carried interest and profit sharing arrangements that certain of our NEOs receive from Oaktree Capital I, OCM Cayman or their respective consolidated subsidiaries). Accordingly, the following discussion and analysis cannot be compared directly to the compensation discussion and analysis included in the Company’s annual reports for prior fiscal years.
Our fundamental philosophy in compensating our key personnel under our carried interest and profit sharing arrangements has always been to align their interests with the interests of our clients and unitholders and to motivate and reward long-term performance. The alignment of interests is a defining characteristic of our business and one that we believe best optimizes long-term sustainable value.
The following individuals were our NEOs for fiscal year 2020: (a) Bruce A. Karsh, our Co-Chairman and Chief Investment Officer; (b) Jay S. Wintrob, our Chief Executive Officer; (c) Daniel D. Levin, our Chief Financial Officer; and (d) John B. Frank, our Vice Chairman. We only have four NEOs for fiscal year 2020 because none of our other executive officers receive compensation from us or our subsidiaries.
Profit Sharing Arrangements
We paid Mr. Wintrob and Mr. Frank a certain percentage of our profits comprised of fee-related earnings, net investment income and net incentive income, with certain adjustments, attributable to Oaktree Capital I, OCM Cayman and their respective consolidated subsidiaries. More details regarding these arrangements, including certain changes made to Mr. Frank’s arrangement in 2020, are described below.
Carried Interest or Incentive Income
Mr. Karsh and Mr. Frank have a right to receive a portion of the incentive income generated by our funds through their participation interests in the carry pools generated by the general partners of these funds. The carry pools (and our NEOs’ participation therein) are referred to as our “Carry Plans.” Under the terms of the closed-end funds, we (and officers and employees who share in carried interest) are generally not entitled to carried interest distributions (other than tax distributions) until the investors in the funds have received a return of all contributed capital plus a preferred return, which is typically 8%. Because the aggregate amount of carried interest payable through the Carry Plans is directly tied to the realized performance of the funds, we believe this fosters a strong alignment of interests among the investors in those funds and these NEOs, and therefore benefits both those investors and our unitholders.
For purposes of our financial statements, we treat the income allocated to all of our personnel who have participation interests in the incentive income generated by our funds as compensation, and the allocations of incentive income earned by our NEOs in respect of 2020 are accordingly set forth under “All Other Compensation” in the Summary Compensation Table below, even though they may not have received such amounts in cash.
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
Compensation of the Individual NEOs
A.Bruce A. Karsh
All of the compensation earned by Mr. Karsh in fiscal year 2020 consisted of carried interest we received from certain of our Distressed Debt funds, our largest closed-end strategy. Mr. Karsh received such carried interest as the portfolio manager of these funds.

B.Jay S. Wintrob
Pursuant to his employment agreement, Mr. Wintrob is entitled to profit sharing payments equal to a fixed percentage of Oaktree’s operating profit and income during the employment term. The fixed percentage is 1.5% in each of 2015-2022, up to the level of profit and income in 2014 and 1.75% of profit and income that exceeds the 2014 level, if any. Beginning in 2017, Mr. Wintrob’s profit sharing payments are calculated by including a portion of the net incentive income on pre-employment funds. For 2020 and later, the payments will be calculated taking into account 50% of the net incentive income earned by Oaktree that is derived from such funds. In all cases, Mr. Wintrob’s profit sharing payments will have a floor of $5,000,000 per year, pro-rated for partial years. Payments will be made, in arrears, in a combination of cash and awards under a long-term incentive plan administered by OCM, but at least the first $3,000,000 in each year will be paid in cash. The portion of Mr. Wintrob’s annual profit sharing attributable to 2020 that will be paid in the form of an award under a long-term incentive plan is not reflected in the Summary Compensation table below because that plan is a liability of OCM.
When setting the level of Mr. Wintrob’s profit participation, including the annual floor, Howard Marks, our Co-Chairman, and Mr. Karsh took into account the anticipated performance of the Company, Mr. Wintrob’s role and responsibilities, the level of compensation of certain other NEOs and their subjective understanding of the market for chief executive officer compensation.
Treatment of Profit Sharing Payments on Certain Terminations of Employment and Other Significant Events
Other than Mr. Wintrob, each of our NEOs is either a founder of our company, has been promoted from within or has been employed by us for over a decade and has generally not received special severance or change in control benefits with their compensation arrangements. By contrast, Mr. Wintrob was hired from outside of Oaktree in 2014. His employment agreement is the product of an arm’s length negotiation we undertook with Mr. Wintrob before he joined the Company. In order to encourage Mr. Wintrob to join our Company, it was necessary to provide him with the security afforded by the continuation of his profit sharing payment levels following certain terminations from employment. Providing these profit sharing payment continuation protections was critical to reaching an agreement with Mr. Wintrob. We think this profit sharing payment continuation is appropriate and consistent with what might be included in a new chief executive officer’s compensation arrangements at a similarly situated company.
C.Daniel D. Levin
Mr. Levin does not receive compensation from us for his services. Rather, we pay a service fee to OCM pursuant to the Services Agreement, as described under “Certain Relationships and Related Transactions, and Director Independence—OCG Services Agreement with OCM,” and OCM compensates Mr. Levin, including for the duties that he performs for us. Mr. Levin’s compensation is set by OCM.
D.John B. Frank
Mr. Frank received a share of the carried interest from our largest closed-end strategy, Distressed Debt, both in recognition of his historical contributions to the management of some of the strategy’s investments and in lieu of other compensation, such as a greater profit sharing percentage or additional OCGH units.
For 2020 Mr. Frank also received (a) 1.3% of the net incentive income of the Oaktree Operating Group from certain funds that existed as of December 31, 2014 (b) 1.0% of the net incentive income of Oaktree Operating Group from certain funds that started during 2015 or had substantial or final closings during 2015, and (c) 0.5% of the net incentive income of the Oaktree Operating Group from certain funds that started after December 31, 2015 or whose final or more substantial closing occurred after December 31, 2015.
Additionally, for 2020 Mr. Frank was entitled to receive profit sharing payments that reflect 0.5% of the net investment income and fee-related earnings of the Oaktree Operating Group subject to certain adjustments. Mr. Frank’s profit sharing of net incentive income, net investment income and fee-related earnings was subject to a cap of $1.75 million in 2020.
Mr. Frank’s remuneration for 2020 was determined based on his responsibilities as Vice Chairman.
No Perquisites
We do not provide our executive officers with perquisites.

Summary Compensation Table for 2020
The following table provides summary information concerning the compensation of Jay S. Wintrob, our principal executive officer, Daniel D. Levin, our chief financial officer, and our three other most highly compensated executive officers as of December 31, 2020, for services rendered to us during 2020.
The figures in this table reflect carried interest and profit sharing arrangements that certain of our NEOs receive from Oaktree Capital I, OCM Cayman or their respective consolidated subsidiaries. Except with respect to carried interest and profit sharing arrangements that certain of our NEOs receive from Oaktree Capital I, OCM Cayman or their respective consolidated subsidiaries, our executive officers do not receive compensation or perquisites from us for their services. Rather, we pay a service fee to OCM pursuant to the Services Agreement, as described under “Certain Relationships and Related Transactions, and Director Independence—OCG Services Agreement with OCM,” and OCM compensates its officers and other employees that perform duties for us. Their compensation is set by OCM.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($) (1)	Total ($)
Bruce A. Karsh, Co-Chairman and Chief Investment Officer	2020	$—	$—	$—	$3,606,745	$3,606,745
	2019	$—	$—	$—	$12,417,737	$12,417,737
	2018	$—	$—	$—	$12,212,938	$12,212,938
Jay S. Wintrob, Chief Executive Officer	2020	$—	$—	$—	$303,625	$303,625
	2019	$—	$—	$2,973,118	$4,114,485	$7,087,603
	2018	$—	$—	$1,134,392	$5,514,142	$6,648,534
Daniel D. Levin, Chief Financial Officer	2020	$—	$—	$—	$—	$—
	2019	$375,000	$1,104,375	$2,393,609	$—	$3,872,984
	2018	$500,000	$1,472,500	$1,662,646	$—	$3,635,146
John B. Frank, Vice Chairman	2020	$—	$—	$—	$1,474,758	$1,474,758
	2019	$—	$—	$—	$6,872,568	$6,872,568
	2018	$—	$—	$—	$7,671,314	$7,671,314

(1)    Please see the “All Other Compensation Supplemental Table” below.

All Other Compensation Supplemental Table
The following table provides additional information regarding each component of the All Other Compensation column in the Summary Compensation Table:

Name	Year	Payments in Respect of Carried Interest (1)	Profits Participation (2)	Airplane Use	Perquisites	Total
Bruce A. Karsh	2020	$3,606,745	$—	$—	$—	$3,606,745
	2019	$11,239,082	$—	$1,142,639	$36,016	$12,417,737
	2018	$11,291,186	$—	$835,537	$86,215	$12,212,938
Jay S. Wintrob	2020	$—	$303,625	$—	$—	$303,625
	2019	$—	$4,089,204	$—	$25,281	$4,114,485
	2018	$—	$5,489,434	$—	$24,708	$5,514,142
Daniel D. Levin	2020	$—	$—	$—	$—	$—
	2019	$—	$—	$—	$—	$—
	2018	$—	$—	$—	$—	$—
John B. Frank	2020	$1,171,444	$303,314	$—	$—	$1,474,758
	2019	$4,355,588	$2,500,000	$—	$16,980	$6,872,568
	2018	$5,154,630	$2,500,000	$—	$16,684	$7,671,314

(1)    Amounts included for 2020 represent amounts earned on an accrual basis in respect of participation interests in incentive income generated by our funds with respect to the year ended December 31, 2020. To the extent that timing differences may exist between when amounts are earned on an accrual basis and paid in cash, these amounts do not reflect actual cash carried interest distributions to the NEOs during such periods. Timing differences typically arise when cash is distributed in the quarter immediately following the one in which the related income was earned.
(2)    Amounts included for 2020 represent the amounts earned on an accrual basis in a given year in respect of the NEO’s annual profits participation interest.
Non-competition, Non-solicitation and Confidentiality Restrictions
Pursuant to the terms of OCGH’s partnership agreement or applicable equity grant agreements, our executive officers (including our NEOs) are subject to customary provisions regarding non-solicitation of our clients and employees, confidentiality, assignment of intellectual property and non-disparagement obligations. In addition, during the term of employment and for a period up to one year immediately following the resignation or termination of employment (other than a termination by us without cause), our executive officers may not, directly or indirectly:
•engage in any business activity in which we operate, including any Competitive Business (as defined below);
•render any services to any Competitive Business; or
•acquire a financial interest in or become actively involved with any Competitive Business (other than as a passive investor holding a minimal percentage of the stock of a public company).
Under the terms of OCGH’s partnership agreement or applicable equity grant agreements, and, in the case of Mr. Wintrob, also under the terms of his employment agreement, during the term of employment and for the two-year period immediately following the resignation or termination of employment for any reason, our executive officers may not solicit our customers or clients for a Competitive Business, induce any employee to leave our employ or hire or otherwise enter into any business affiliation with any person who was our employee during the twelve-month period preceding such executive officer’s termination of employment.
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
Grants of Plan-Based Awards in 2020
No grants of equity-based awards were made to our NEOs during the 2020 fiscal year. No grants of long-term incentive awards were made by us to our NEOs during the 2020 fiscal year.
Potential Payments Upon Termination of Employment or Change in Control at 2021 Year End
We do not have any formal cash-based severance or change of control plans or agreements in place for any of our NEOs.
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
If a participating NEO resigns, the residual percentage generally will equal the product of:
•the participating NEO’s interest prior to such resignation; and
•the participating NEO’s vested percentage as of the resignation date (as discussed above under “—Carried Interest or Incentive Income”).
If a participating NEO resigns and engages in competitive activity within two years following his resignation, the NEO’s residual percentage will be reduced further (by as much as 50%).
In the event that a participating NEO is terminated for cause, he immediately forfeits all rights to further distributions of incentive income.
The following table sets forth the estimated value of the incentive income distributions that would be made in respect of the participating NEO’s unvested incentive income interests under the Carry Plans attributable to OCG, assuming those interests became fully vested on December 31, 2020 upon a termination of employment without cause or for good reason (as applicable) or termination due to death, disability or resignation. No amount is payable or accelerated in respect of an interest in the incentive income upon an individual’s termination, regardless of the reason for the termination. Rather, an individual who is terminated will receive amounts payable as and when we receive the associated incentive income (which is expected to occur over a number of years) in accordance with the same payment schedule as would have been in effect in the absence of termination.
The values disclosed below in respect of the rights of participating NEOs to continue to participate in distributions of incentive income, whether at the same level as before termination or at a reduced level as described above under “—Potential Payments Upon Termination of Employment or Change in Control at 2021 Year End,” have been determined assuming that each of the funds in respect of which the participating NEOs would have a right to incentive income had been liquidated on December 31, 2020 and all of the funds’ assets distributed in accordance with their respective distribution provisions at a value equal to their book value as of December 31, 2020. We have calculated the amounts set forth below using these assumptions because distributions made on a liquidation basis would yield the maximum amounts potentially payable to each of the participating NEOs, had a termination of employment actually occurred on December 31, 2020. We note, however, that the values set forth below were computed based on assumptions that may not be accurate or applicable to a given circumstance of termination. The actual amounts to be paid upon a particular termination of employment cannot be directly determined since such payments would be based on several factors, including when termination of employment occurs, the circumstances of termination, the time period for fund liquidation, the investment performance of the fund and the value at which such liquidations actually occur, when Oaktree determines to make distributions from such funds, when income is realized from such funds and the actual amounts so realized.
Estimated Distributions in Respect of Acceleration of Unvested Incentive Income Interests

Name	Liquidation Value of Interests Subject to Vesting Acceleration
Bruce A. Karsh	$2,166,431
John B. Frank	$791,283
Impact of Termination Without Cause or for Good Reason on Profit Sharing Payments (Mr. Wintrob)
If Mr. Wintrob’s employment is terminated by OCM without cause or by Mr. Wintrob for good reason (as defined in Mr. Wintrob’s employment agreement), Mr. Wintrob will be entitled to, described above under “—Treatment of Profit Sharing Payments on Certain Terminations of Employment and Other Significant Events”,: (i) the profit sharing payments, through the fiscal quarter of termination, a portion of which are attributable to equity interests in Oaktree Capital I, OCM Cayman or their respective consolidated subsidiaries and (ii) immediate vesting of all unvested Converted OCGH Units delivered in respect of prior profit sharing payments. Any additional payments to which Mr. Wintrob is entitled in connection with such termination will be made by OCM and not by us.
Under his employment agreement,
•“cause” includes (i) willful and continued failure to fulfill responsibilities under the employment agreement, (ii) gross negligence or willful misconduct detrimental to Oaktree, (iii) material breach of the employment agreement or any other agreement with Oaktree, (iv) material violation of a material regulation or regulatory rule, (v) conviction of, or entry of a guilty plea or of no contest to, certain felonies, (vi) court or regulatory order removing Mr. Wintrob as an officer (or equivalent person) of Oaktree or prohibiting him from participating in the conduct of any Oaktree affairs, (vii) fraud, theft misappropriation or dishonesty relating to Oaktree, or (viii) material breach of Oaktree policies; and
•“good reason” includes (i) a material diminution or adverse change in duties, authority, responsibilities, positions or reporting lines of authority under the employment agreement, (ii) relocation of Mr. Wintrob’s principal job location or office by more than 35 miles, and (iii) any material breach by Oaktree of the employment agreement.
As a condition to receiving these entitlements, Mr. Wintrob will be required to sign a release of claims against OCM and related persons, including us.
CEO Median Employee Pay Ratio
As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the ratio of the annual total compensation of Mr. Wintrob, our Chief Executive Officer, to the median of the annual total compensation of our employees other than Mr. Wintrob. We selected December 31, 2020 as the date on which we would identify the median employee. To identify the median employee, we used the sum of 2020 base salary (annualized for full-time employees hired during 2020 and pro-rated for part-time and temporary employees), 2020 cash bonus, overtime pay accrued in 2020 and long-term incentive grants earned in respect of 2020 compensation.
The 2020 annual total compensation of our Chief Executive Officer is the amount reflected in the “Total” column of our Summary Compensation Table for 2020. Mr. Wintrob had 2020 annual total compensation from us of $303,625. Our median employee’s annual total compensation for 2020 was $258,460. As a result, we estimate that Mr. Wintrob’s 2020 annual total compensation from us was approximately 1.2 times that of our median employee.

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
Director Compensation Table for 2020
The following table sets forth the cash and long-term incentive compensation paid to our outside directors listed below for the year ended December 31, 2020:

Name	Fees Earned or Paid in Cash (1)	Other Compensation (2)	Total
Steven J. Gilbert	$200,000	$100,000	$300,000
D. Richard Masson	$100,000	$100,000	$200,000
Marna C. Whittington	$115,000	$100,000	$215,000

(1)    Annual cash retainer and fees for serving on our board of directors and for serving on the Audit Committee of our Board. Mr. Gilbert also receives an annual cash retainer of $100,000 for serving as our lead outside director. Depelsha T. McGruder is not listed in this table because she became our director in February 2021. Following the Restructuring, the members of our board of directors also serve on the board of Atlas OCM Holdings, LLC for no additional compensation.
(2)    Initial value of long-term incentive awards granted in 2020 under the Oaktree Capital Group, LLC Long-Term Incentive Plan, subject to four-year vesting. Please see note 15 to our consolidated financial statements included elsewhere in this annual report for additional information about the long-term incentive plan.
During 2020, we compensated our outside directors named above through an annual cash retainer of $75,000 and the grant of long-term incentive awards. Directors who were also senior executives during any portion of 2020, specifically Messrs. Marks, Karsh, Stone, Wintrob and Frank, do not receive any additional compensation for serving on our board of directors. Members of our audit committee received an additional annual retainer of $25,000, and the chair of the audit committee received an additional annual retainer of $15,000. The lead outside director received an additional annual retainer of $100,000. All members of the board of directors are reimbursed for their reasonable out-of-pocket expenses incurred in attending board meetings.
The long-term incentive awards granted in 2020 for Messrs. Gilbert and Masson and Ms. Whittington under the Oaktree Capital Group, LLC Long-Term Incentive Plan had an initial value equal to $100,000.
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
•each person known to us to beneficially own more than 5% of any class of the outstanding voting securities of Oaktree Capital Group, LLC;
•each of our directors;
•each of our named executive officers; and
•all directors and executive officers as a group.
In the following table, the applicable percentage ownership with respect to the Class A units and the Class B units beneficially owned represents the applicable unitholder’s holdings of Class A units and Class B units, respectively, as a percentage of 98,677,040 Class A units outstanding and 61,374,450 Class B units outstanding, respectively, as of February 24, 2021. The applicable percentage ownership with respect to the OCGH units beneficially owned represents the applicable unitholder’s holdings of OCGH units as a percentage of the 160,051,490 Oaktree Operating Group units outstanding as of February 24, 2021. The applicable unitholder’s aggregate holdings of Class A units and OCGH units represents such unitholder’s aggregate economic interest in the Oaktree Operating Group.
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

	Class A Units Beneficially Owned		Class B Units Beneficially Owned			OCGH Units Beneficially Owned (1)		Series A Preferred Units Beneficially Owned		Series B Preferred Units Beneficially Owned
Named Executive Officers and Directors	Number	Percent	Number		Percent	Number	Percent	Number	Percent	Number	Percent
Howard S. Marks	—	—	—	(2)	—	12,047,050	7.5%	—	—	—	—
Bruce A. Karsh	—	—	—	(2)	—	12,042,778	7.5	—	—	—	—
Jay S. Wintrob	—	—	—		—	332,712	*	—	—	—	—
John B. Frank	—	—	—		—	1,465,604	*	—	—	—	—
Daniel D. Levin	—	—	—		—	121,629	*	—	—	—	—
Sheldon M. Stone	—	—	—		—	6,493,406	4.1	—	—	—	—
Todd E. Molz	—	—	—		—	238,210	*	—	—	—	—
Justin B. Beber	—	—	—		—	—	—	—	—	—	—
Bruce Flatt	—	—	—		—	—	—	—	—	—	—
Steven J. Gilbert	—	—	—		—	5,347	*	4,211	*	25,000	*
D. Richard Masson	—	—	—		—	2,151,744	1.3	—	—	—	—
Depelsha T. McGruder	—	—	—		—	—	—	—	—	—	—
Marna C. Whittington	—	—	—		—	3,508	*	—	—	—	—
All executive officers and directors as a group (13 persons)	—	—	—		—	34,901,988	21.8	4,211	*	25,000	*
5% Unitholders
Oaktree Capital Group Holdings, L.P.	—	—	61,374,450		100%	—	—	—	—	—	—
Brookfield U.S. Holdings, Inc.	98,677,040	100%	—		—	—	—	—	—	—	—

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
(2)    Excludes 61,374,450 Class B units held by OCGH. The general partner of OCGH is Oaktree Capital Group Holdings GP, LLC. In their capacities as members of the executive committee of Oaktree Capital Group Holdings GP, LLC holding more than 50% of the aggregate number of OCGH units held by all of the members of the executive committee as a group, Mr. Marks and Mr. Karsh may be deemed to be beneficial owners of the securities held by OCGH. Each of Mr. Marks and Mr. Karsh disclaims beneficial ownership of such securities.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Exchange Agreement
The Third Amended and Restated Exchange Agreement allows, among other things, limited partners of OCGH to exchange their OCGH units that have vested for cash, Brookfield Class A Shares, notes issued by a Brookfield subsidiary or equity interests in a subsidiary of OCGH that will entitle such limited partners to the proceeds from a note. Either of such notes will have a three-year maturity and will accrue interest at the then-current 5-year treasury note rate plus 3%. Only Converted Class A Units (each “Converted OCGH Unit” being an unvested Class A Unit held by current, or in certain cases former, employees, officers and directors of Oaktree and its subsidiaries at the closing of the Mergers that was converted into one unvested OCGH Unit), OCGH Units issued and outstanding at the time of the closing of the Mergers, OCGH Units issued after the closing of the Mergers pursuant to agreements in effect on March 13, 2019, OCGH Units issuable upon vesting of certain phantom equity awards ("Phantom Units") and other OCGH Units consented-to by Brookfield will, when vested, be eligible to participate in an exchange. The form of the consideration in an exchange is generally in the discretion of Brookfield, subject to certain limitations.
In general, OCGH limited partners will be entitled to provide an election notice to participate in an exchange with respect to eligible vested OCGH Units during the first 60 calendar days of each year beginning January 1, 2022. However, holders of Converted OCGH Units and Phantom Units are eligible to provide an election notice with respect to their vested units in 2021, subject to certain limitations. Each exchange will be consummated within the first 155 days of such calendar year, subject to extension in certain circumstances.
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
OCG Services Agreement with OCM
OCG has entered into a Services Agreement with OCM, effective October 1, 2019 (the “Services Agreement”). OCM was an operating subsidiary of OCG prior to the Restructuring and provides certain services relating to the management and operation of our business.
Under the Services Agreement, we are required to pay a fee of $750,000 to OCM annually for the services provided, payable in quarterly installments.
The Services Agreement has an indefinite term, but may be terminated by us or OCM upon at least 90 days’ written notice to the other party. We incurred service fees of $750,000 for fiscal year 2020 under the Services Agreement.
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
Oaktree Capital Management (UK) LLP (“Oaktree UK LLP”) has entered into an Amended and Restated Services Agreement (the “UK LLP Services Agreement”) with OCM. Under the UK LLP Services Agreement, OCM has appointed Oaktree UK LLP as a sub-investment manager or sub-advisor to certain Oaktree funds. In such capacity, Oaktree UK LLP provides certain investment and marketing related services and trading and execution services on behalf of OCM for a service fee paid by OCM in an amount that is determined between the two parties from time to time. In addition, OCM provides certain trading and execution services and internal audit services to Oaktree UK LLP for a service fee paid by Oaktree UK LLP in an amount that is determined between the two parties from time to time. The UK LLP Services Agreement may be terminated, either in respect of an Oaktree fund or in its entirety, by either OCM or Oaktree UK LLP for any reason upon 30 days’ written notice to the other. For fiscal year 2020, OCM incurred Oaktree UK LLP $68.8 million as service fees under the UK LLP Services Agreement.
Oaktree Capital Management (International) Limited (“OCM International”) has entered into a Services Agreement (the “OCMI Services Agreement”) with OCM. Under the OCMI Services Agreement, OCM has appointed OCM International as a sub-investment manager and sub-advisor to certain Oaktree funds OCM manages. In such capacity, OCM International provides certain investment and marketing related services on behalf of OCM for a service fee paid by OCM in an amount that is determined between the two parties from time to time. The OCMI Services Agreement may be terminated, either in respect of an Oaktree fund or in its entirety, by either OCM or OCM International for any reason upon 30 days’ written notice to the other. For fiscal year 2020, OCM incurred OCM International $30.6 million as service fees under the OCMI Services Agreement.
Oaktree Capital (Hong Kong) Limited (“Oaktree HK”) has entered into a Third Amended and Restated Services Agreement (the “HK Services Agreement”) with OCM. Under the HK Services Agreement, OCM has engaged Oaktree HK to provide certain investment and marketing related services to OCM as the investment manager of certain Oaktree funds for a service fee paid by OCM in an amount that is determined between the two parties from time to time. The HK Services Agreement may be terminated by either OCM or Oaktree HK for any reason upon 30 days’ written notice to the other. During fiscal year 2020, OCM incurred Oaktree HK $26.2 million as service fees under the HK Services Agreement.
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
Each of the Oaktree Operating Group partnerships has an identical number of common units outstanding, and we use the term “Oaktree Operating Group unit” to refer, collectively, to a unit in each of the Oaktree Operating Group partnerships. As of February 24, 2021, there were 160,051,490 Oaktree Operating Group units outstanding. The holders of Oaktree Operating Group units, including Oaktree Capital I, OCM Cayman and their respective Intermediate Holding Companies, will incur U.S. federal, state and local income taxes on their proportionate share of any net taxable income of the Oaktree Operating Group. Net profits and net losses of Oaktree Operating Group units generally are allocated to the holders of such units (including the Intermediate Holding Companies) pro rata in accordance with the percentages of their respective interests. The partnership agreement of each Oaktree Operating Group partnership provides for cash distributions, which we refer to as “tax distributions,” to the partners of such partnership if we determine that the allocation of the partnership’s income will give rise to taxable income for its partners. Generally, these tax distributions are computed based on our estimate of the net taxable income of the relevant entity allocable to a partner multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporate resident in Los Angeles, California or New York, New York (taking into account the nondeductibility of certain expenses and the character of our income). Tax distributions are made only to the extent that all distributions from the Oaktree Operating Group for the relevant year were insufficient to cover such tax liabilities.
The partnership agreements of the Oaktree Operating Group partnerships also provide that substantially all of our expenses will be borne by the Oaktree Operating Group.
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

Aircraft Use
OCM leases from Mr. Karsh on a non-exclusive basis an aircraft owned personally by him, pursuant to which he may use the plane for both Oaktree-related travel and personal travel. All payments related to the plane are made by OCM.
Investments in Funds
Our directors and executive officers are permitted to invest their own capital (or the capital of family trusts or other estate planning vehicles they control) in Oaktree funds. These investment opportunities are available to all Oaktree professionals who Oaktree has determined have a status that reasonably permits Oaktree to offer them these types of investments in compliance with applicable laws and regulations. These investment opportunities are available on the same terms and conditions as those applicable to third-party investors in Oaktree funds and bear their share of management fees, except that they are not subject to incentive fees. As of December 31, 2020, Oaktree manages approximately $946.2 million of AUM invested by our directors, executive officers and certain current and former employees in Oaktree funds. During the year ended December 31, 2020, the following current and former directors and executive officers made the following contributions of their own capital (and/or the capital of family trusts or other estate planning vehicles they control) to Oaktree funds and are expected to continue to contribute capital in Oaktree funds from time to time: Mr. Marks contributed an aggregate of $10,662,000; Mr. Karsh and an organization affiliated with Mr. Karsh contributed an aggregate of $94,702,561; Mr. Frank contributed an aggregate of $4,025,731; Mr. Stone contributed an aggregate of $6,989,981; Mr. Wintrob contributed an aggregate of $2,420,100; Mr. Masson contributed an aggregate of $282,063 and Mr. Levin contributed an aggregate of $792,240, respectively. During the year ended December 31, 2020, the following current and former directors and executive officers (and/or family trusts or other estate planning vehicles they control) received the following net distributions from Oaktree funds as a result of their invested capital: Mr. Stone received $8,496,701; Mr. Wintrob received $3,464,593; Mr. Frank received $2,070,610; Mr. Karsh and an organization affiliated with Mr. Karsh received an aggregate of $9,181,741; Mr. Marks received $6,259,235; Mr. Masson received $495,874; Mr. Molz received $158,777 and Ms. Whittington received $193,448, from Oaktree funds, respectively.
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
Moreover, in our operating agreement we have agreed to indemnify our directors and officers, to the fullest extent permitted by law, against all expenses and liabilities (including judgments, fines, penalties, interest, amounts paid in settlement with our approval and counsel fees and disbursements) arising from the performance of any of their obligations or duties in connection with their service to us, including in connection with any civil, criminal, administrative, investigative or other action, suit or proceeding to which any such person may be made a party by reason of being or having been one of our directors or officers or our manager, except for any expenses or liabilities that have been finally judicially determined to have arisen primarily from acts or omissions that violated the standard set forth in the preceding paragraph.
The indemnification rights that we provide to our directors and officers are more expansive than those provided to the directors and officers of a Delaware corporation.
Intercompany Loans
We have from time to time put in place and expect in the future to continue putting in place one or more intercompany loans between OCM, Oaktree Capital II, Oaktree Investment Holdings or Oaktree AIF and certain of our operating company subsidiaries to facilitate short-term cash management.

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
Director Independence
Because our preferred equity, but not our common equity, is listed on the New York Stock Exchange, the corporate governance standards of the New York Stock Exchange do not generally apply to us, other than the requirement to maintain an audit committee that satisfies the requirements of Rule 10A-3 under the Exchange Act, and related certification requirements. Presently, in applying such requirements, the board of directors has determined that the members of its audit committee, Messrs. Gilbert and Masson and Mss. McGruder and Whittington, satisfy the requirements of such rule.

Item 14. Principal Accounting Fees and Services
The following table sets forth the aggregate fees for professional services provided by our independent registered public accounting firm, Ernst & Young LLP, for the years ended December 31, 2020 and 2019.

	For the Year Ended December 31,
	2020		2019
	Oaktree Capital Group, LLC	Oaktree Consolidated Funds and Affiliates	Oaktree Capital Group, LLC	Oaktree Consolidated Funds and Affiliates
	($ in thousands)
Audit fees (1)	$3,635	$616	$3,932	$768
Audit-related fees (2)	313	166	306	87
Tax fees (3)	5,792	704	8,658	321

(1)    Audit fees consist of fees for services related to the annual audit of our consolidated financial statements, reviews of our interim consolidated financial statements on Form 10-Q, statutory audits, and services that only the independent auditors can reasonably provide such as services associated with SEC registration statements or other documents issued in connection with securities offerings (including consents and comfort letters), accounting consultations related to transactions or events affecting the current period audit and services that are normally provided in connection with statutory and regulatory filings and engagements.
(2)    Audit-related fees include fees associated with examinations of operating controls at our investment adviser, accounting consultations related to the potential impact of future transactions or events, including the adoption of new accounting standards, and attestation services not required by statute or regulation.
(3)    Tax fees consist of fees related to tax compliance and tax advisory services. Tax fees in 2020 include $3,829 for tax compliance services and $2,667 for tax advisory services. Tax fees in 2019 include $3,209 for tax compliance services and $5,770 for tax advisory services.
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

PART IV.
Item 15. Exhibits, Financial Statement Schedules
(a)    The following documents are filed as part of this report:
(1)Financial statements: Please see Item 8 above.
(2)Financial statement schedules: Schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.
(3)Exhibits: For a list of exhibits filed with this report, please refer to the Exhibits Index on the page immediately preceding the exhibits, which Exhibit Index is incorporated herein by reference.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 26, 2021

Oaktree Capital Group, LLC
By:	/s/ Daniel D. Levin
Name:	Daniel D. Levin

Title:	Chief Financial Officer and Authorized Signatory
 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on this 26th day of February 2021:

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

4.4
Amendment to the 2014 Note and Guaranty Agreement, dated as of October 18, 2017, by and among Oaktree Capital Management, L.P., Oaktree Capital I, L.P., Oaktree Capital II, L.P. and Oaktree AIF Investments, L.P. and each of the holders party thereto.††

4.5
Second Amendment to the 2014 Note and Guaranty Agreement, dated as of April 24, 2020, by and among Oaktree Capital Management, L.P., Oaktree Capital I, L.P., Oaktree Capital II, L.P. and Oaktree AIF Investments, L.P. and each of the holders party thereto.††

4.6	Form of 3.91% Senior Notes, Series A, due September 3, 2024 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 15, 2014).

4.7	Form of 4.01% Senior Notes, Series B, due September 3, 2026 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 15, 2014).

4.8	Form of 4.21% Senior Notes, Series C, due September 3, 2029 (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 15, 2014).

4.9
Note and Guaranty Agreement, dated as of July 12, 2016, by and among Oaktree Capital Management, L.P., Oaktree Capital I, L.P., Oaktree Capital II, L.P. and Oaktree AIF Investments, L.P. and each of the purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 12, 2016).

4.10
Amendment to the 2016 Note and Guaranty Agreement, dated as of April 24, 2020, by and among Oaktree Capital Management, L.P., Oaktree Capital I, L.P., Oaktree Capital II, L.P. and Oaktree AIF Investments, L.P. and each of the holders party thereto.††

4.11	Form of 3.69% Senior Notes due July 12, 2031 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 12, 2016).

4.12
Note and Guaranty Agreement, dated as of November 16, 2017, by and among Oaktree Capital Management, L.P., Oaktree Capital I, L.P., Oaktree Capital II, L.P. and Oaktree AIF Investments, L.P. and each of the purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 17, 2017).

4.13
Amendment to the 2017 Note and Guaranty Agreement, dated as of April 24, 2020, by and among Oaktree Capital Management, L.P., Oaktree Capital I, L.P., Oaktree Capital II, L.P. and Oaktree AIF Investments, L.P. and each of the holders party thereto.††

4.14	Form of 3.78% Senior Notes due December 18, 2032 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 17, 2017).

4.15
Note and Guaranty Agreement, dated as of May 20, 2020, by and among Oaktree Capital Management, L.P., Oaktree Capital I, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P. and each of the purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 26, 2020).

4.16	Form of 3.64% Senior Notes, Series A, due July 22, 2030 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 26, 2020).

4.17	Form of 3.84% Senior Notes, Series B, due July 22, 2035 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 26, 2020).

4.18
Description of securities registered under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 2, 2020).

10.1
Third Amended and Restated Limited Partnership Agreement of Oaktree Capital I, L.P., dated as of September 30, 2019 (including Unit Designation with respect to the Series A Preferred Mirror Units of Oaktree Capital I, L.P., dated May 17, 2018, and Unit Designation with respect to the Series B Preferred Mirror Units of Oaktree Capital I, L.P., dated August 9, 2018) (incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 2, 2020).

10.2
Second Amended and Restated Limited Partnership Agreement of Oaktree Capital Management (Cayman), L.P., dated as of September 30, 2019 (incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 2, 2020).

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

10.6
Services Agreement, dated as of February 24, 2020, between Oaktree Capital Management, L.P. and Oaktree Capital Group, LLC (incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 2, 2020).

10.7	Amended & Restated Services Agreement, dated as of December 18, 2020, between Oaktree Capital Management, L.P. and Oaktree Capital Management (UK) LLP.†

10.8
Services Agreement, dated as of September 25, 2018, between Oaktree Capital Management, L.P. and Oaktree Capital Management (International) Limited (incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 2, 2020).

10.9	Third Amended and Restated Services Agreement, dated as of January 6, 2021, between Oaktree Capital Management, L.P. and Oaktree Capital (Hong Kong) Limited.†

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

10.15*
Third Amended and Restated Employment Agreement by and among the Registrant, Oaktree Capital Management, L.P. and Jay S. Wintrob dated February 25, 2020 (incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 2, 2020).

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

10.16.1*
Amendment Letter dated as of February 25, 2020 to Third Amended and Restated Grant Agreement under the Oaktree Capital Group, LLC 2011 Equity Incentive Plan by and among Oaktree Capital Group Holdings, L.P., Oaktree Capital Group Holdings GP, LLC and Jay S. Wintrob dated February 20, 2018 (incorporated by reference to Exhibit 10.16.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 2, 2020).

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

10.20*	Oaktree Capital Group, LLC Long-Term Incentive Plan†

10.21*	Form of Award Agreement under the Oaktree Capital Group, LLC Long-Term Incentive Plan†

10.22*
Summaries of compensation for Daniel D. Levin and John B. Frank (incorporated by reference to sections C and D, respectively, under “Executive Compensation-Compensation Discussion and Analysis-Compensation of the Individual NEOs” on pages 140-146 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021).

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
†    Filed herewith.
††    Filed herewith. The Company has either (i) omitted confidential portions of the referenced exhibit and filed such confidential portions separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 406 promulgated under the Securities Act of 1933 or (ii) omitted portions of the referenced exhibit pursuant to Item 601(b) of Regulation S-K because it (a) is not material and (b) would be competitively harmful if publicly disclosed.