Form 10-Q
period 2021-03-31
Oaktree Capital Group, LLC
filed 2021-05-12
CIK 1403528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
FORM 10-Q
________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of May 10, 2021, there were 99,136,620 Class A units and 60,854,103 Class B units of the registrant outstanding.

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
In addition to factors previously disclosed in Oaktree Capital Group, LLC’s (“OCG”) reports filed with securities regulators in the United States and those identified elsewhere in this quarterly report, the following factors, among others, could cause actual results to differ materially from forward-looking statements and information or historical performance: course and severity of the novel coronavirus (“COVID-19”) pandemic and its direct and indirect business impacts; disruptions resulting from the completion of the merger between an affiliate of Brookfield Asset Management Inc. and OCG that closed on September 30, 2019 that will impact OCG’s business, including current plans and operations; potential adverse reactions or changes to business relationships resulting from the completion of the merger; certain legal or regulatory restrictions resulting from the completion of the merger that may impact OCG’s ability to pursue certain business opportunities or strategic transactions; the ability of OCG to retain and hire key personnel; the continued availability of capital and financing following the merger; the business, economic and political conditions in the markets in which OCG operates; changes in OCG’s anticipated revenue and income, which are inherently volatile; changes in the value of OCG’s investments; the termination or amendment (including fee amendments) of certain service or sub-advisory agreements that generate revenues for OCG that are between OCG and its subsidiaries on the one hand and certain affiliates of OCG on the other hand; the pace of OCG’s raising of new funds; changes in assets under management; the timing and receipt of, and impact of taxes on, carried interest; distributions from and liquidation of OCG’s existing funds; the amount and timing of distributions on OCG’s preferred units; changes in OCG’s operating or other expenses; the degree to which OCG encounters competition; and general political, economic and market conditions.
Any forward-looking statements and information speak only as of the date of this quarterly report or as of the date they were made, and except as required by law, OCG does not undertake any obligation to update forward-looking statements and information. For a more detailed discussion of these factors, also see the information under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in OCG’s most recent report on Form 10-K for the year ended December 31, 2020 (our “annual report”), and in this quarterly report, and in each case any material updates to these factors contained in any of OCG’s future filings.
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
“assets under management,” or “AUM,” generally refers to the assets Oaktree manages and equals the NAV (as defined below) of the assets Oaktree manages, the leverage on which management fees are charged, the undrawn capital that Oaktree is entitled to call from investors in the funds pursuant to their capital commitments, investment proceeds held in trust for use in investment activities and Oaktree’s pro rata portion of AUM managed by DoubleLine Capital LP and its affiliates (“DoubleLine”), in which Oaktree holds a minority ownership interest. For Oaktree’s collateralized loan obligation vehicles (“CLOs”), AUM represents the aggregate par value of collateral assets and principal cash; for Oaktree’s BDCs, gross assets (including assets acquired with leverage), net of cash; for Oaktree’s special purpose acquisition companies (“SPACs”), the proceeds of any initial public offering held in trust for use in a business combination; and for DoubleLine funds, NAV. Oaktree’s AUM amounts include AUM for which Oaktree charges no management fees. Oaktree’s definition of AUM is not based on any definition contained in our operating agreement or the agreements governing the funds that Oaktree manages. Oaktree’s calculation of AUM and the AUM-related metric described below may not be directly comparable to the AUM metrics of other investment managers.
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
“senior executives” refers collectively to Howard S. Marks, Bruce A. Karsh, Jay S. Wintrob, John B. Frank and Sheldon M. Stone.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Financial Condition (Unaudited)
($ in thousands)

	As of
	March 31, 2021	December 31, 2020
Assets
Cash and cash-equivalents	$504,693	$329,253
U.S. Treasury and other securities	9,397	9,562
Corporate investments (includes $85,267 and $15,429 measured at fair value as of March 31, 2021 and December 31, 2020, respectively)	1,057,858	971,952
Due from affiliates	147,324	129,541
Deferred tax assets	3,907	4,172
Right-of-use assets	37,073	37,942
Other assets	40,391	43,204
Assets of consolidated funds:
Cash and cash-equivalents	872,767	871,088
Investments, at fair value	8,379,830	7,799,309
Dividends and interest receivable	38,946	29,169
Due from brokers	258	—
Receivable for securities sold	151,253	107,179
Derivative assets, at fair value	2,797	508
Other assets, net	15,783	61,236
Total assets	$11,262,277	$10,394,115
Liabilities and Unitholders’ Capital
Liabilities:
Accrued compensation expense	$149,105	$136,865
Accounts payable, accrued expenses and other liabilities	9,458	13,490
Due to affiliates	13,556	9,688
Debt obligations (Note 8)	—	—
Operating lease liabilities	43,203	44,068
Liabilities of consolidated funds:
Accounts payable, accrued expenses and other liabilities	69,390	82,005
Payables for securities purchased	1,032,327	593,855
Derivative liabilities, at fair value	8,983	933
Distributions payable	25	10,098
Borrowings under credit facilities	525,778	370,920
Debt obligations of CLOs	6,421,557	6,536,858
Total liabilities	8,273,382	7,798,780
Commitments and contingencies (Note 15)
Non-controlling redeemable interests in consolidated funds	805,021	715,347
Unitholders’ capital:
Series A preferred units, 7,200,000 units issued and outstanding as of March 31, 2021 and December 31, 2020	173,669	173,669
Series B preferred units, 9,400,000 units issued and outstanding as of March 31, 2021 and December 31, 2020	226,915	226,915
Class A units, no par value, unlimited units authorized, 99,136,620 and 98,677,040 units issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Class B units, no par value, unlimited units authorized, 60,912,420 and 61,370,607 units issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Paid-in capital	863,240	819,963
Retained earnings	293,055	119,920
Accumulated other comprehensive loss	(11,606)	(5,414)
Unitholders’ capital attributable to Oaktree Capital Group, LLC	1,545,273	1,335,053
Non-controlling interests in consolidated subsidiaries	638,601	544,935
Total unitholders’ capital	2,183,874	1,879,988
Total liabilities and unitholders’ capital	$11,262,277	$10,394,115
Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per unit amounts)

	Three months ended March 31,
	2021	2020
Revenues:
Management fees	$56,326	$41,524
Incentive income	551,425	2,395
Total revenues	607,751	43,919
Expenses:
Compensation and benefits	(41,247)	(32,459)
Equity-based compensation	(3,403)	(5,365)
Incentive income compensation	(265,930)	(426)
Total compensation and benefits expense	(310,580)	(38,250)
General and administrative	(4,945)	(6,506)
Depreciation and amortization	(579)	(452)
Consolidated fund expenses	(10,834)	(13,881)
Total expenses	(326,938)	(59,089)
Other income (loss):
Interest expense	(36,876)	(44,612)
Interest and dividend income	88,444	93,799
Net realized gain (loss) on consolidated funds’ investments	6,044	(39,247)
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	53,868	(326,067)
Investment income (loss)	113,239	(109,673)
Other income, net	19	52
Total other income (loss)	224,738	(425,748)
Income (loss) before income taxes	505,551	(440,918)
Income taxes	(2,270)	(1,798)
Net income (loss)	503,281	(442,716)
Less:
Net (income) loss attributable to non-controlling interests in consolidated funds	(51,305)	176,100
Net (income) loss attributable to non-controlling interests in consolidated subsidiaries	(166,428)	105,717
Net income (loss) attributable to Oaktree Capital Group, LLC	285,548	(160,899)
Net income attributable to preferred unitholders	(6,829)	(6,829)
Net income (loss) attributable to Oaktree Capital Group, LLC Class A unitholders	$278,719	$(167,728)

Distributions declared per Class A unit	$1.07	$0.22
Net income (loss) per Class A unit (basic and diluted):
Net income (loss) per Class A unit	$2.82	$(1.71)
Weighted average number of Class A units outstanding	98,708	98,014

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three months ended March 31,
	2021	2020

Net income (loss)	$503,281	$(442,716)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(8,926)	(8,149)
Other comprehensive loss, net of tax	(8,926)	(8,149)
Total comprehensive income (loss)	494,355	(450,865)
Less:
Comprehensive (income) loss attributable to non-controlling interests in consolidated funds	(51,305)	176,100
Comprehensive (income) loss attributable to non-controlling interests in consolidated subsidiaries	(163,694)	108,833
Comprehensive income (loss) attributable to OCG	279,356	(165,932)
Comprehensive income attributable to preferred unitholders	(6,829)	(6,829)
Comprehensive income (loss) attributable to OCG Class A unitholders	$272,527	$(172,761)

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three months ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$503,281	$(442,716)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment (income) loss	(113,239)	109,673
Depreciation and amortization	579	452
Equity-based compensation	3,403	5,365
Net realized and unrealized (gain) loss from consolidated funds’ investments	(59,912)	365,314
Amortization (accretion) of original issue and market discount of consolidated funds’ investments, net	842	(7,828)
Income distributions from corporate investments in funds and companies	70,497	2,401
SPAC deconsolidation gain and other non-cash items	(72,347)	46
Cash flows due to changes in operating assets and liabilities:
Decrease in deferred tax assets	105	1,100
Decrease in other assets	559	4,231
(Increase) decrease in net due from affiliates	(13,319)	95,323
Increase (decrease) in accrued compensation expense	12,240	(51,773)
Decrease in accounts payable, accrued expenses and other liabilities	(4,996)	(1,286)
Cash flows due to changes in operating assets and liabilities of consolidated funds:
(Increase) decrease in dividends and interest receivable	(10,434)	1,014
Increase in due from brokers	(420)	(8,221)
Increase in receivables for securities sold	(38,668)	(77,436)
(Increase) decrease in other assets	40,333	(4,619)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	18,490	(25,195)
Increase in payables for securities purchased	373,474	5,017
Purchases of securities	(2,108,475)	(1,353,014)
Proceeds from maturities and sales of securities	1,464,664	981,572
Net cash provided (used in) operating activities	66,657	(400,580)
Cash flows from investing activities:
Purchases of U.S. Treasury and other securities	(7,503)	(7,221)
Proceeds from maturities and sales of U.S. Treasury and other securities	7,503	7,141
Corporate investments in funds and companies	(74,391)	(37,919)
Distributions and proceeds from corporate investments in funds and companies	111,408	6,237
Purchases of fixed assets	(12)	(84)
Net cash provided (used in) by investing activities	37,005	(31,846)

(continued)

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) — (Continued)
(in thousands)

	Three months ended March 31,
	2021	2020
Cash flows from financing activities:
Capital contributions	$37,500	$19,817
Equity reallocation between controlling and non-controlling interests	(1,983)	—
Distributions to Class A unitholders	(105,584)	(21,445)
Distributions to OCGH unitholders	(65,671)	(13,599)
Distributions to preferred unitholders	(6,829)	(6,829)
Cash flows from financing activities of consolidated funds:
Contributions from non-controlling interests	256,391	463,547
Distributions to non-controlling interests	(22,582)	(127,267)
Proceeds from debt obligations issued by CLOs	83,205	186,085
Payment of debt issuance costs	(1,182)	(1,168)
Repayment on debt obligations issued by CLOs	(39,219)	(42,263)
Borrowings on credit facilities	154,859	75,380
Repayments on credit facilities	—	(48,490)
Net cash provided by financing activities	288,905	483,768
Effect of exchange rate changes on cash	(9,349)	(9,936)
Net increase in cash and cash-equivalents	383,218	41,406
Initial consolidation (deconsolidation) of funds	(206,099)	236
Cash and cash-equivalents, beginning balance	1,200,341	841,793
Cash and cash-equivalents, ending balance	$1,377,460	$883,435

Reconciliation of cash and cash-equivalents
Cash and cash-equivalents – Oaktree	$504,693	$236,865
Cash and cash-equivalents – consolidated funds	872,767	646,570
Total cash and cash-equivalents	$1,377,460	$883,435

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Changes in Unitholders’ Capital (Unaudited)
(in thousands)

	Oaktree Capital Group, LLC							Non-controlling Interests in Consolidated Subsidiaries	Total Unitholders’ Capital
	Class A Units	Class B Units	Series A Preferred Units	Series B Preferred Units	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)

Unitholders’ capital as of December 31, 2020	98,677	61,371	$173,669	$226,915	$819,963	$119,920	$(5,414)	$544,935	$1,879,988
Activity for the three months ended:
Net issuance of units	—	4	—	—	—	—	—	—	—
Unit exchange	460	(460)	—	—	—	—	—	—	—
Cancellation of units associated with forfeitures	—	(3)	—	—	—	—	—	—	—
Capital contributions	—	—	—	—	37,500	—	—	—	37,500
Equity reallocation between controlling and non-controlling interests	—	—	—	—	3,678	—	—	(5,661)	(1,983)
Capital increase related to equity-based compensation	—	—	—	—	2,099	—	—	1,304	3,403
Distributions declared	—	—	(2,981)	(3,848)	—	(105,584)	—	(65,671)	(178,084)
Net income	—	—	2,981	3,848	—	278,719	—	166,428	451,976
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(6,192)	(2,734)	(8,926)
Unitholders’ capital as of March 31, 2021	99,137	60,912	$173,669	$226,915	$863,240	$293,055	$(11,606)	$638,601	$2,183,874

	Oaktree Capital Group, LLC							Non-controlling Interests in Consolidated Subsidiaries	Total Unitholders’ Capital
	Class A Units	Class B Units	Series A Preferred Units	Series B Preferred Units	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)

Unitholders’ capital as of December 31, 2019	97,967	61,793	$173,669	$226,915	$750,299	$51,534	$(3,501)	$503,253	$1,702,169
Activity for the three months ended:
Adoption of new accounting guidance (ASU 2016-13)	—	—	—	—	—	(220)	—	(136)	(356)
Net issuance of units	—	24	—	—	—	—	—	—	—
Unit exchange	710	(710)	—	—	—	—	—	—	—
Capital contributions	—	—	—	—	19,817	—	—	—	19,817
Equity reallocation between controlling and non-controlling interests	—	—	—	—	3,925	—	—	(3,925)	—
Capital increase related to equity-based compensation	—	—	—	—	3,116	—	—	1,963	5,079
Distributions declared	—	—	(2,981)	(3,848)	—	(21,445)	—	(13,599)	(41,873)
Net income (loss)	—	—	2,981	3,848	—	(167,728)	—	(105,717)	(266,616)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(5,033)	(3,116)	(8,149)
Unitholders’ capital as of March 31, 2020	98,677	61,107	$173,669	$226,915	$777,157	$(137,859)	$(8,534)	$378,723	$1,410,071

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2021
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
March 31, 2021
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
Upon completion of the Merger, each unvested Class A Unit held by current, or in certain cases former, employees, officers and directors of Oaktree and its subsidiaries was converted into one unvested OCGH Unit (each, a “Converted OCGH Unit”) and became subject to the terms and conditions of the OCGH limited partnership agreement. The Converted OCGH Units will (i) be subject to the same vesting terms that were applicable to such units prior to the completion of the Merger, (ii) be entitled to receive ongoing distributions in respect of earnings, but not capital distributions and (iii) upon vesting, receive the accumulated value of capital distributions that accrued while such units were unvested. Please see note 13 for more information.
Restructuring Transaction
On the closing date of the Mergers, the Company and certain other entities entered into a Restructuring Agreement (the “Restructuring”) pursuant to which the Company’s direct and indirect ownership of general partner and limited partner interests in certain Oaktree Operating Group entities were transferred to newly-formed, indirect subsidiaries of Brookfield as of October 1, 2019. As a result, on October 1, 2019, four of the six Oaktree Operating Group entities were no longer indirect subsidiaries of the Company. Accordingly, subsequent to that date, the Company’s condensed consolidated financial statements reflect its indirect economic interest in only two of the Oaktree Operating Group entities: (i) Oaktree Capital I, L.P. (“Oaktree Capital I”), which acts as or controls the general partner of certain Oaktree funds and which holds a majority of Oaktree’s investments in its funds and (ii) Oaktree Capital Management (Cayman), L.P. (“OCM Cayman”), which represents Oaktree’s non-U.S. fee business. As of October 1, 2019, the Company’s condensed consolidated financial statements no longer reflect any economic interests in the remaining four Oaktree Operating Group entities: (i) Oaktree Capital II, L.P. (“Oaktree Capital II”), which acts as or controls the general partner of certain Oaktree funds and which includes Oaktree’s investments in certain funds and other businesses, including Oaktree’s investment in DoubleLine Capital, L.P., (ii) OCM, an entity that serves as the U.S. registered investment adviser to most of the Oaktree funds, (iii) Oaktree Investment Holdings, L.P. (“Oaktree Investment Holdings”), which holds certain corporate investments in other entities and (iv) Oaktree AIF Investments, L.P. (“Oaktree AIF”), which primarily holds interests in certain Oaktree fund investments for regulatory and structuring purposes. As a consequence, the assets of Oaktree Capital II, OCM, Oaktree Investment Holdings and Oaktree AIF will no longer directly support the Company’s operations.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2021
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
The Restructuring was a transfer of assets among entities under common control, since both the transferring and receiving entities are under control of OCGH. Accordingly, the assets and liabilities were removed at book value and the transfer did not result in a gain or loss to the Company. The deconsolidation of the Oaktree Operating Group entities whose interests were transferred in the Restructuring was accounted for prospectively and did not require a recast of the Company's historical financial information. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 26, 2021.
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
March 31, 2021
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
Non-controlling Redeemable Interests in Consolidated Funds
The Company records non-controlling interests to reflect the economic interests of the unaffiliated limited partners in Oaktree-managed funds and the class A ordinary shareholders in Oaktree sponsored SPACs. These interests are presented as non-controlling redeemable interests in consolidated funds within the condensed

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2021
($ in thousands, except where noted)
consolidated statements of financial condition, outside of the permanent capital section. Limited partners in open-end and evergreen funds generally have the right to withdraw their capital, subject to the terms of the respective limited partnership agreements, over periods ranging from one month to three years. While limited partners in consolidated closed-end funds generally have not been granted redemption rights, these limited partners do have withdrawal or redemption rights in certain limited circumstances that are beyond the control of the Company, such as instances in which retaining the limited partnership interest could cause the limited partner to violate a law, regulation or rule. For Oaktree sponsored SPACs, the class A ordinary shareholders have redemption rights that are considered to be outside of the Company’s control. These shares are presented as non-controlling redeemable interests on the Company’s condensed consolidated statements of financial condition.
The allocation of net income or loss to non-controlling redeemable interests in consolidated funds and Oaktree sponsored SPACs is based on the relative ownership interests of the unaffiliated limited partners after the consideration of contractual arrangements that govern allocations of income or loss. At the consolidated level, potential incentives are allocated to non-controlling redeemable interests in consolidated funds until such incentives become allocable to the Company under the substantive contractual terms of the limited partnership agreements of the funds.
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
March 31, 2021
($ in thousands, except where noted)
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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2021
($ in thousands, except where noted)
The Company’s accounting for CLO assets is similar to its accounting for its funds with respect to both carrying investments held by CLOs at fair value and the valuation methods used to determine the fair value of those investments. The fair value of CLO liabilities are measured as the fair value of CLO assets less the sum of (a) the fair value of any beneficial interests held by the Company and (b) the carrying value of any beneficial interests that represent compensation for services. Realized gains or losses and changes in the fair value of CLO assets, respectively, are included in net realized gain on consolidated funds’ investments and net change in unrealized appreciation (depreciation) on consolidated funds’ investments in the condensed consolidated statements of operations. Interest income of CLOs is included in interest and dividend income, and interest expense and other expenses, respectively, are included in interest expense and consolidated fund expenses in the condensed consolidated statements of operations. Changes in the fair value of a CLO’s financial liabilities in accordance with the CLO measurement guidance are included in net change in unrealized appreciation (depreciation) on consolidated funds’ investments in the condensed consolidated statements of operations. Please see notes 6 and 8 for more information.
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
March 31, 2021
($ in thousands, except where noted)
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
Corporate Investments
Corporate investments may consist of investments in funds, companies in which the Company does not have a controlling financial interest, and non-investment grade debt securities. Investments for which the Company is deemed to exert significant influence are accounted for under the equity method of accounting and reflect Oaktree’s ownership interest in each fund or company. In the case of investments for which the Company is not deemed to exert significant influence or control, the fair value option of accounting has been elected. Investment income represents the Company’s pro-rata share of income or loss from these funds or companies, or the change in fair value of the investment, as applicable. Oaktree’s general partnership interests are substantially illiquid. While investments in funds reflect each respective fund’s holdings at fair value, equity-method investments in companies

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2021
($ in thousands, except where noted)
are not adjusted to reflect the fair value of the underlying company. The fair value of the underlying investments in Oaktree funds is based on the Company’s assessment, which takes into account expected cash flows, earnings multiples and/or comparisons to similar market transactions, among other factors. Valuation adjustments reflecting consideration of credit quality, concentration risk, sales restrictions and other liquidity factors are integral to valuing these instruments.
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
March 31, 2021
($ in thousands, except where noted)
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
The Company may earn incentive income upon deconsolidation of a SPAC arising from the completion of a merger with an identified target. Upon deconsolidation, the Company will derecognize the net assets of the entity and record any gain or loss related to the remeasurement of its investments to fair value as incentive income in its condensed consolidated statements of operations. Subsequent fair value changes in the Company’s investments held in the entity will be recorded in investment income in its condensed consolidated statements of operations. For the three months ended March 31, 2021, the Company recorded $72.3 million of incentive income related to the deconsolidation of a SPAC.
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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2021
($ in thousands, except where noted)
Equity-based Compensation
Equity-based compensation expense reflects the non-cash charge associated with grants of OCGH units, deferred equity units and other performance-based units, and is calculated based on the grant-date fair value of the unit award. A contemporaneous valuation report is utilized in determining fair value at the date of grant for OCGH unit awards. OCGH unit grants are valued based on a formula as described in note 13 under “Restated Exchange Agreement—Valuation” and reflect a discount for lack of marketability due to the post-vesting restrictions described in note 13. Factors that influence the formula-based valuation include the estimated time it would take for an OCGH unitholder to exchange units for value pursuant to the Restated Exchange Agreement and estimates of the Company’s future results, which are inputs to the valuation formula. Each of these factors is subject to significant judgment.
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
Incentive Income Compensation
Incentive income compensation expense primarily reflects compensation directly related to incentive income, which generally consists of percentage interests (sometimes referred to as “points” or an allocation of shares received upon the completion of a successful SPAC merger) that the Company grants to its investment professionals associated with the particular fund or SPAC that generated the incentive income, and secondarily, compensation directly related to investment income. The Company has an obligation to pay a fixed percentage of the incentive income earned from a particular fund or SPAC, including income from consolidated funds that is eliminated in consolidation, to specified investment professionals responsible for the management of the fund or SPAC. Amounts payable pursuant to these arrangements are recorded as compensation expense when they have become probable and reasonably estimable. The Company’s determination of the point at which it becomes probable and reasonably estimable that incentive income compensation expense should be recorded is based on its assessment of numerous factors, particularly those related to the profitability, realizations, distribution status, investment profile and commitments or contingencies of the individual funds that may give rise to incentive income or the completion of a merger by an Oaktree sponsored SPAC. Incentive income compensation is generally expensed in the period in which the underlying income is recognized. Payment of incentive income compensation generally occurs in the same period the related income is received or in the next period. Participation in incentive income generated by the funds or SPACs is subject to forfeiture upon departure and to vesting provisions (generally over a period of five years), in each case, under certain circumstances set forth in the applicable governing documents. These provisions are generally only applicable to incentive income compensation that has not yet been recognized as an expense by the Company or paid to the participant.
Depreciation and Amortization
Depreciation and amortization expense includes costs associated with the purchase of furniture and equipment and office leasehold improvements. Furniture and equipment are depreciated using the straight-line method over the estimated useful life of the asset, generally three to five years beginning in the first full month after the asset is placed in service. Leasehold improvements are amortized using the straight-line method over the shorter of the respective estimated useful life or the lease term.
Other Income (Expense), Net
Other income (expense), net represents non-operating income or expense items.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2021
($ in thousands, except where noted)
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
March 31, 2021
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
March 31, 2021
($ in thousands, except where noted)
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
March 31, 2021
($ in thousands, except where noted)
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
March 31, 2021
($ in thousands, except where noted)
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
Recent Accounting Developments
In March 2020, the Financial Accounting Standards Board (“FASB”) issued guidance which provides temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance is effective upon issuance and generally may be elected over time through December 31, 2022. The Company has not adopted any of the optional expedients or exceptions through March 31, 2021, but will continue to evaluate the possible adoption (including potential impact) of any such expedients or exceptions during the effective period as circumstances evolve.
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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2021
($ in thousands, except where noted)
3. REVENUES
The Company provides investment management services through funds and separate accounts. The Company earns revenues from the management fees and incentive income generated by the funds that it manages. Additionally, for acting as a sub-investment manager, or sub-advisor, to certain Oaktree funds, the Company earns sub-advisory fees. Under certain subsidiary services agreements the Company provides certain investment and marketing related services to Oaktree affiliated entities. Revenues are affected by economic factors related to the asset class composition of the holdings and the contractual terms such as the basis for calculating the management fees and investors’ ability to redeem. Substantially all of our incentive income was generated by closed-end funds for the three months ended March 31, 2021 and 2020. Revenues by fund structure and sub-advisory fees are set forth below.

	Three months ended March 31,
	2021	2020
Management Fees
Closed-end	$1,017	$316
Open-end	1,344	1,820
Sub-advisory fees	53,965	39,388
Total	$56,326	$41,524

	Three months ended March 31,
	2021	2020
Incentive Income
Closed-end and Evergreen	$551,425	$2,395
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
The table below sets forth contract balances for the periods indicated:

	As of
	March 31, 2021	December 31, 2020

Receivables	$46,715	$80,390
Contract assets (1)	3,519	64,532
Contract liabilities	(100)	(100)

(1)    The changes in the balances primarily relate to accruals, net of payments received.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2021
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
Consolidated VIEs
As of March 31, 2021, the Company consolidated 23 VIEs for which it was the primary beneficiary, including 10 funds managed by Oaktree and 13 CLOs for which Oaktree serves as collateral manager. As of December 31, 2020, the Company consolidated 23 VIEs.
As of March 31, 2021, the assets and liabilities of the 23 consolidated VIEs representing funds and CLOs amounted to $9.5 billion and $8.1 billion, respectively. The assets of these consolidated VIEs primarily consisted of investments in debt and equity securities, while their liabilities primarily represented debt obligations issued by CLOs. The assets of these VIEs may be used only to settle obligations of the same VIE. In addition, there is no recourse to the Company for the VIEs’ liabilities. In exchange for managing either the funds’ or CLOs’ collateral, the Company typically earns management fees and may earn performance fees, all of which are eliminated in consolidation. As of March 31, 2021, the Company’s investments in consolidated VIEs had a carrying value of $595.9 million, which represented its maximum risk of loss as of that date. The Company’s investments in CLOs are generally subordinated to other interests in the CLOs and entitle the Company to receive a pro-rata portion of the residual cash flows, if any, from the CLOs. Please see note 8 for more information on CLO debt obligations.
Unconsolidated VIEs
The Company holds variable interests in certain VIEs in the form of direct equity interests that are not consolidated because it is not the primary beneficiary, inasmuch as its fee arrangements are considered at-market and it does not hold interests in those entities that are considered more than insignificant.
The carrying value of the Company’s investments in VIEs that were not consolidated are shown below.

	Carrying Value as of
	March 31, 2021	December 31, 2020

Corporate investments	$919,441	$812,264
Due from affiliates	2,929	48,587
Maximum exposure to loss	$922,370	$860,851

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2021
($ in thousands, except where noted)
5. INVESTMENTS
Corporate Investments
Corporate investments may consist of investments in funds, companies in which the Company does not have a controlling financial interest, and non-investment grade debt securities. Investments for which the Company is deemed to exert significant influence are accounted for under the equity method of accounting and reflect the Company’s ownership interest in each fund or company. In the case of investments for which the Company is not deemed to exert significant influence or control, the fair value option of accounting has been elected. Investment income represents the Company’s pro-rata share of income or loss from these funds or companies, or the change in fair value of the investment, as applicable. The Company’s general partnership interests are substantially illiquid. While investments in funds reflect each respective fund’s holdings at fair value, equity-method investments in companies are not adjusted to reflect the fair value of the underlying company. The fair value of the underlying investments in Oaktree funds is based on the Company’s assessment, which takes into account expected cash flows, earnings multiples and/or comparisons to similar market transactions, among other factors. Valuation adjustments reflecting consideration of credit quality, concentration risk, sales restrictions and other liquidity factors are integral to valuing these instruments.
Corporate investments consisted of the following:

	As of
Corporate Investments	March 31, 2021	December 31, 2020

Equity-method investments:
Funds	$967,706	$951,660
Companies	4,885	4,863
Other investments, at fair value	85,267	15,429
Total corporate investments	$1,057,858	$971,952
The components of investment income (loss) are set forth below:

	Three months ended March 31,
Investment Income (Loss)	2021	2020

Equity-method investments:
Funds	$106,524	$(105,634)
Companies	22	128
Other investments, at fair value	6,693	(4,167)
Total investment income (loss)	$113,239	$(109,673)

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
Each reporting period, the Company evaluates each of its equity-method investments to determine if any are considered significant, as defined by the SEC. For the three months ended March 31, 2021, no individual equity-method investment met the significance criteria.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2021
($ in thousands, except where noted)
Summarized financial information of the Company’s equity-method investments is set forth below.

	Three months ended March 31,
Statements of Operations	2021	2020
Revenues / investment income	$945,961	$197,281
Interest expense	(73,616)	(16,170)
Other expenses	(445,506)	(120,974)
Net realized and unrealized gain (loss) on investments	8,994,696	(3,633,708)
Net income (loss)	$9,421,535	$(3,573,571)
Other Investments, at Fair Value
Other investments, at fair value primarily consist of (a) investments in certain Oaktree and non-Oaktree funds for which the fair value option of accounting has been elected (b) non-investment grade debt securities, and (c) derivatives utilized to hedge the Company’s exposure to investment income earned from its funds.
The following table summarizes net gains (losses) attributable to the Company’s other investments:

	Three months ended March 31,
	2021	2020

Realized gain	$8,672	$87
Net change in unrealized loss	(1,979)	(4,254)
Total gain (loss)	$6,693	$(4,167)

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2021
($ in thousands, except where noted)
Investments of Consolidated Funds
Investments, at Fair Value
Investments held and securities sold short by the consolidated funds are summarized below:

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
United States:
Debt securities:
Communication services	$556,783	$554,779	6.6%	7.1%
Consumer discretionary	573,247	568,195	6.8	7.3
Consumer staples	150,696	118,641	1.8	1.5
Energy	210,012	232,309	2.5	3.0
Financials	321,852	287,291	3.8	3.7
Health care	399,955	410,317	4.8	5.3
Industrials	734,561	727,471	8.8	9.3
Information technology	539,981	504,442	6.4	6.5
Materials	260,273	251,978	3.1	3.2
Real estate	225,055	111,622	2.7	1.4
Utilities	271,181	264,758	3.2	3.4
Other	36,967	11,847	0.4	0.2
Total debt securities (cost: $4,291,934 and $4,064,289 as of March 31, 2021 and December 31, 2020, respectively)	4,280,563	4,043,650	50.9	51.9
Equity securities:
Communication services	36,340	16,822	0.4	0.2
Consumer discretionary	101,104	604	1.2	0.0
Energy	130,492	21,747	1.6	0.3
Financials	84,865	85,715	1.0	1.1
Industrials	39,891	8,752	0.5	0.1
Utilities	77,094	77,085	0.9	1.0
Total equity securities (cost: $498,462 and $282,682 as of March 31, 2021 and December 31, 2020, respectively)	469,786	210,725	5.6	2.7
Real estate:
Real estate	—	6,879	—	0.1
Total real estate securities (cost: $— and $6,760 as of March 31, 2021 and December 31, 2020, respectively)	—	6,879	—	0.1

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2021
($ in thousands, except where noted)

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Europe:
Debt securities:
Communication services	$483,940	$471,595	5.8%	6.0%
Consumer discretionary	761,434	755,084	9.1	9.7
Consumer staples	208,950	219,934	2.5	2.8
Energy	2,082	8,033	0.0	0.1
Financials	74,653	75,988	0.9	1.0
Health care	607,110	629,210	7.2	8.1
Industrials	479,205	487,243	5.7	6.2
Information technology	268,450	255,662	3.2	3.3
Materials	315,740	303,468	3.8	3.9
Real estate	32,965	26,100	0.4	0.3
Utilities	6,002	9,397	0.1	0.1
Other	11,787	4,628	0.1	0.1
Total debt securities (cost: $3,247,678 and $3,233,125 as of March 31, 2021 and December 31, 2020, respectively)	3,252,318	3,246,342	38.8	41.6
Equity securities:
Consumer discretionary	1,467	—	0.0	—
Financials	3,756	2,917	0.0	0.0
Total equity securities (cost: $5,391 and $2,919 as of March 31, 2021 and December 31, 2020, respectively)	5,223	2,917	0.0	0.0
Asia and other:
Debt securities:
Communication services	9,652	18,741	0.1	0.2
Consumer discretionary	36,362	35,580	0.4	0.5
Consumer staples	27,816	23,755	0.3	0.3
Energy	20,484	9,247	0.2	0.1
Financials	8,217	12,335	0.1	0.2
Health care	1,344	1,084	0.0	0.0
Industrials	9,345	4,759	0.1	0.1
Information technology	1,633	3,631	0.0	0.0
Materials	75,852	68,791	0.9	0.9
Real estate	117,424	75,187	1.4	1.0
Utilities	6,584	9,619	0.1	0.1
Other	3,347	26,067	0.0	0.3
Total debt securities (cost: $314,643 and $288,452 as of March 31, 2021 and December 31, 2020, respectively)	318,060	288,796	3.6	3.7

Equity securities:
Energy	5,850	—	0.1	—
Industrials	11,457	—	0.1	—
Real estate	36,573	—	0.4	—
Total equity securities (cost: $52,364 and $— as of March 31, 2021 and December 31, 2020, respectively)	53,880	—	0.6	—

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2021
($ in thousands, except where noted)

Total debt securities	$7,850,941	$7,578,788	93.7%	97.2%
Total equity securities	528,889	213,642	6.3	2.7
Total real estate	—	6,879	—	0.1
Total investments, at fair value	$8,379,830	$7,799,309	100.0%	100.0%
As of March 31, 2021 and December 31, 2020, no single issuer or investment had a fair value that exceeded 5% of Oaktree’s total consolidated net assets.
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
The following table summarizes net gains (losses) from investment activities:

	Three months ended March 31,
	2021		2020
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Investments and other financial instruments	$4,967	$45,496	$(27,274)	$(895,927)
CLO liabilities (1)	1,928	4,563	—	593,054
Foreign-currency forward contracts (2)	(1,373)	2,706	(12,077)	(23,073)
Total-return and interest-rate swaps (2)	—	(34)	—	—
Options and futures (2)	522	199	104	(121)
Warrants (2)	—	938	—	—
Total	$6,044	$53,868	$(39,247)	$(326,067)

(1)    Represents the net change in the fair value of CLO liabilities based on the more observable fair value of CLO assets, as measured under the CLO measurement guidance. Please see note 2 for more information.
(2)    Please see note 7 for additional information.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2021
($ in thousands, except where noted)
6. FAIR VALUE
Fair Value of Financial Assets and Liabilities
The short-term nature of cash and cash-equivalents, receivables and accounts payable causes each of their carrying values to approximate fair value. The fair value of short-term investments included in cash and cash-equivalents is a Level I valuation. The Company’s other financial assets and financial liabilities by fair-value hierarchy level are set forth below. Please see notes 8 and 16 for the fair value of the Company’s outstanding debt obligations and amounts due from/to affiliates, respectively.

	As of March 31, 2021				As of December 31, 2020
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
U.S. Treasury and other securities (1)	$9,397	$—	$—	$9,397	$9,562	$—	$—	$9,562
Corporate investments	51,319	4,961	27,924	84,204	—	4,575	27,045	31,620
Foreign-currency forward contracts (2)	—	2,524	—	2,524	—	459	—	459
Total assets	$60,716	$7,485	$27,924	$96,125	$9,562	$5,034	$27,045	$41,641

Liabilities
Foreign-currency forward contracts (3)	$—	$(330)	$—	$(330)	$—	$(20,051)	$—	$(20,051)

(1)    For U.S. Treasury securities the carrying value approximates fair value due to their short-term nature and are classified as Level I investments within the fair value hierarchy detailed above.
(2)    Amounts are included in other assets, except for $1,229 as of March 31, 2021, which is included within corporate investments in the consolidated statements of financial condition.
(3)    Amounts are included in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition, except for $5 and $16,191 as of March 31, 2021 and December 31, 2020, respectively, which are included within corporate investments in the condensed consolidated statements of financial condition.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2021
($ in thousands, except where noted)
The table below sets forth a summary of changes in the fair value of Level III financial instruments:

	Three months ended March 31,
	2021		2020
	Corporate Investments	Contingent Liability	Corporate Investments	Contingent Liability

Beginning balance	$27,045	$—	$30,311	$—
Contributions or additions	—	—	1,790	—
Distributions	(692)	—	(2,459)	—
Net gain (loss) included in earnings	1,571	—	(3,959)	—
Ending balance	$27,924	$—	$25,683	$—

Net change in unrealized gains (losses) attributable to financial instruments still held at end of period	$879	$—	$(3,959)	$—
The table below sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the Company’s Level III financial instruments:

	Fair Value as of			Significant Unobservable Input
Financial Instrument	March 31, 2021	December 31, 2020	Valuation Technique		Range	Weighted Average

Corporate investment – Limited partnership interests	$27,924	$27,045	Market approach (value of underlying assets)	Not applicable	Not applicable	Not applicable

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2021
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

	As of March 31, 2021				As of December 31, 2020
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Investments:
Corporate debt – bank debt	$—	$6,343,165	$429,031	$6,772,196	$—	$6,363,403	$255,282	$6,618,685
Corporate debt – all other	—	966,198	112,547	1,078,745	—	881,018	79,085	960,103
Equities – common stock	101,020	13,685	257,162	371,867	3,052	1	187,370	190,423
Equities – preferred stock	—	—	157,022	157,022	—	—	23,219	23,219
Real estate	—	—	—	—	—	6,879	—	6,879
Total investments	101,020	7,323,048	955,762	8,379,830	3,052	7,251,301	544,956	7,799,309
Derivatives:
Foreign-currency forward contracts	—	2,538	—	2,538	—	482	—	482
Options and futures	259	—	—	259	26	—	—	26
Total derivatives (1)	259	2,538	—	2,797	26	482	—	508
Total assets	$101,279	$7,325,586	$955,762	$8,382,627	$3,078	$7,251,783	$544,956	$7,799,817

Liabilities
CLO debt obligations:
Senior secured notes	$—	$(6,164,407)	$—	$(6,164,407)	$—	$(6,321,580)	$—	$(6,321,580)
Subordinated notes	—	(257,150)	—	(257,150)	—	(215,278)	—	(215,278)
Total CLO debt obligations (2)	—	(6,421,557)	—	(6,421,557)	—	(6,536,858)	—	(6,536,858)
Derivatives:
Foreign-currency forward contracts	—	(305)	—	(305)	—	(933)	—	(933)
Options and futures	—	(865)	—	(865)	—	—	—	—
Warrants	—	(7,813)	—	(7,813)	—	—	—	—
Total derivatives (3)	—	(8,983)	—	(8,983)	—	(933)	—	(933)
Total liabilities	$—	$(6,430,540)	$—	$(6,430,540)	$—	$(6,537,791)	$—	$(6,537,791)

(1)    Amounts are included in other assets under “assets of consolidated funds” in the condensed consolidated statements of financial condition.
(2)    The fair value of CLO liabilities is classified based on the more observable fair value of CLO assets. Please see notes 2 and 8 for more information.
(3)    Amounts are included in accounts payable, accrued expenses and other liabilities under “liabilities of consolidated funds” in the condensed consolidated statements of financial condition

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2021
($ in thousands, except where noted)
The following tables set forth a summary of changes in the fair value of Level III investments:

	Corporate Debt – Bank Debt	Corporate Debt – All Other	Equities – Common Stock	Equities – Preferred Stock	Real Estate	Total
Three months ended March 31, 2021
Beginning balance	$255,283	$79,085	$187,370	$23,219	$—	$544,957
Deconsolidation of funds	(3,065)	—	—	—	—	(3,065)
Transfers into Level III	36,022	305	5	—	—	36,332
Transfers out of Level III	(26,318)	(4,044)	—	—	—	(30,362)
Purchases	177,279	35,071	69,794	128,490	—	410,634
Sales	(14,005)	(3,932)	(215)	—	—	(18,152)
Realized gain, net	1,131	386	—	—	—	1,517
Unrealized appreciation, net	2,704	5,676	208	5,313	—	13,901
Ending balance	$429,031	$112,547	$257,162	$157,022	$—	$955,762
Net change in unrealized appreciation attributable to assets still held at end of period	$2,972	$5,717	$219	$5,312	$—	$14,220
Three months ended March 31, 2020
Beginning balance	$77,736	$103,172	$130,437	$657	$230,741	$542,743
Transfers into Level III	117,176	53,522	33	—	—	170,731
Transfers out of Level III	(1,127)	(12,093)	—	—	—	(13,220)
Purchases	37,421	12,858	264,909	—	38,663	353,851
Sales	(174)	(3,014)	—	—	—	(3,188)
Realized losses, net	(3)	(58)	—	—	—	(61)
Unrealized depreciation, net	(31,234)	(12,107)	(31,148)	(326)	—	(74,815)
Ending balance	$199,795	$142,280	$364,231	$331	$269,404	$976,041
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$(23,552)	$(7,325)	$(3,868)	$(312)	$9,941	$(25,116)
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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2021
($ in thousands, except where noted)
The following table sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the consolidated funds’ Level III investments as of March 31, 2021:

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (1)(2)	Range	Weighted Average (3)

Credit-oriented investments:
Consumer discretionary:	$78,823	Market approach (comparable companies) (4)	Multiple of underlying assets (5)	0x - 2x	1x
	69,781	Discounted cash flow (6)	Discount rate	11% - 13%	12%
Financials:	37,815	Recent market information (7)	Quoted prices	Not applicable	Not applicable
	19,636	Discounted cash flow (6)	Discount rate	11% - 13%	12%
Health care:	47,245	Recent market information (7)	Quoted prices	Not applicable	Not applicable
Industrials	50,046	Discounted cash flow (6)	Discount rate	12% - 14%	13%
Real estate:	78,993	Recent market information (7)	Quoted prices	Not applicable	Not applicable
	61,521	Recent transaction price (8)	Quoted prices	Not applicable	Not applicable
Utilities	13,348	Recent market information (7)	Quoted prices	Not applicable	Not applicable
Other:	76,706	Recent market information (7)	Quoted prices	Not applicable	Not applicable
	7,664	Discounted cash flow (6)	Discount rate	5% - 7%	6%
Equity investments:
	268,068	Recent transaction price (8)	Quoted prices	Not applicable	Not applicable
	128,410	Discounted cash flow (6)	Discount rate	7% - 16%	11%
	12,414	Market approach (comparable companies) (4)	Earnings multiple (9)	5x - 17x	16x
	5,292	Recent market information (7)	Quoted prices	Not applicable	Not applicable
Total Level III investments	$955,762

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2021
($ in thousands, except where noted)
The following table sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the consolidated funds’ Level III investments as of December 31, 2020:

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (1)(2)	Range	Weighted Average (3)

Credit-oriented investments:
Energy:	$14,318	Discounted cash flow (6)	Discount rate	7% - 9%	8%
	10,431	Recent market information (7)	Quoted prices	Not applicable	Not applicable
Financials:	24,301	Recent market information (7)	Quoted prices	Not applicable	Not applicable
Health care:	20,447	Recent market information (7)	Quoted prices	Not applicable	Not applicable
Industrials:	50,263	Recent market information (7)	Quoted prices	Not applicable	Not applicable
	12,298	Recent transaction price (8)	Quoted prices	Not applicable	Not applicable
Materials:	59,615	Recent transaction price (8)	Quoted prices	Not applicable	Not applicable
Real estate:	78,635	Recent transaction price (8)	Quoted prices	Not applicable	Not applicable
	18,177	Recent market information (7)	Quoted prices	Not applicable	Not applicable
Other:	38,932	Recent market information (7)	Quoted prices	Not applicable	Not applicable
	6,951	Discounted cash flow (6)	Discount rate	6% – 8%	7%
Equity investments:
	133,779	Recent transaction price (8)	Quoted prices	Not applicable	Not applicable
	76,809	Discounted cash flow (6)	Discount rate	6% - 8%	7%
Total Level III investments	$544,956

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
(4)    A market approach is generally used to value distressed investments and investments in which the consolidated funds have a controlling interest in the underlying issuer
(5)    A market approach using the value of underlying assets utilizes a multiple, based on comparable companies, of underlying assets or the net book value of the portfolio company. The Company typically obtains the value of underlying assets from the underlying portfolio company’s financial statements or from pricing vendors. The Company may value the underlying assets by using prices and other relevant information from market transactions involving comparable assets.
(6)    A discounted cash-flow method is generally used to value performing credit-oriented investments in which the consolidated funds do not have a controlling interest in the underlying issuer, as well as certain equity investments, real estate-oriented investments and real estate loan portfolios.
(7)    Certain investments are valued using vendor prices or broker quotes for the subject or similar securities.  Generally, investments valued in this manner are classified as Level III because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities, or may require adjustment for investment-specific factors or restrictions.
(8)    Certain investments are valued based on recent transactions, generally defined as investments purchased or sold within six months of the valuation date. The fair value may also be based on a pending transaction expected to close after the valuation date.
(9)    Earnings multiples are based on comparable public companies and transactions with comparable companies. The Company typically utilizes multiples of EBITDA; however, in certain cases the Company may use other earnings multiples believed to be most relevant to the investment. The Company typically applies the multiple to trailing twelve-months’ EBITDA. However, in certain cases other earnings measures, such as pro forma EBITDA, may be utilized if deemed to be more relevant.
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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2021
($ in thousands, except where noted)
During the three months ended March 31, 2021, the valuation technique for one Level III credit-oriented investment changed from recent market information to discounted cash flow and another from discounted cash flow to recent market information. There were no changes in the valuation techniques for Level III securities for the three months ended March 31, 2020.
7. DERIVATIVES AND HEDGING
The fair value of freestanding derivatives consisted of the following:

	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
As of March 31, 2021
Foreign-currency forward contracts	$236,240	$2,524	$(70,239)	$(330)

As of December 31, 2020
Foreign-currency forward contracts	$22,624	$459	$(288,626)	$(20,051)
Realized and unrealized gains and losses arising from freestanding derivatives were recorded in the condensed consolidated statements of operations as follows:

	Three months ended March 31,
	2021	2020

Investment income	$8,915	$1,356
General and administrative expense (1)	3,668	4,317
Total	$12,583	$5,673

(1)    To the extent that the Company’s freestanding derivatives are utilized to hedge its foreign-currency exposure to investment income and management fees earned from consolidated funds, the related hedged items are eliminated in consolidation, with the derivative impact (a positive number reflects a reduction in expenses) reflected in consolidated general and administrative expense.
There were no derivatives outstanding that were designated as hedging instruments for accounting purposes as of March 31, 2021 and December 31, 2020. Additionally, the Company had not designated any derivatives as fair-value hedges or hedges of net investments in foreign operations as of March 31, 2021 and December 31, 2020.

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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2021
($ in thousands, except where noted)
The fair value of derivatives held by the consolidated funds consisted of the following:

	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
As of March 31, 2021
Foreign-currency forward contracts	$94,395	$2,538	$(12,873)	$(305)
Options and futures	66,668	259	(11,536)	(865)
Warrants	—	—	—	(7,813)
Total	$161,063	$2,797	$(24,409)	$(8,983)

As of December 31, 2020
Foreign-currency forward contracts	$28,638	$482	$(47,787)	$(933)
Options and futures	22,567	26	—	—
Total	$51,205	$508	$(47,787)	$(933)

The impact of derivatives held by the consolidated funds in the consolidated statements of operations was as follows:

	Three months ended March 31,
	2021		2020
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Foreign-currency forward contracts	$(1,373)	$2,706	$(12,077)	$(23,073)
Total-return and interest-rate and credit default swaps	—	(34)	—	—
Options and futures	522	199	104	(121)
Warrants	—	938	—	—
Total	$(851)	$3,809	$(11,973)	$(23,194)
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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2021
($ in thousands, except where noted)

	Gross Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of March 31, 2021		Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Foreign-currency forward contracts	$2,524	$330	$—	$2,194
Derivative assets of consolidated funds:
Foreign-currency forward contracts	2,538	—	—	2,538
Options and futures	259	—	—	259
Subtotal	2,797	—	—	2,797
Total	$5,321	$330	$—	$4,991

Derivative Liabilities:
Foreign-currency forward contracts	$(330)	$(330)	$—	$—
Derivative liabilities of consolidated funds:
Foreign-currency forward contracts	(305)	—	—	(305)
Options and futures	(865)	—	—	(865)
Warrants	(7,813)	—	—	(7,813)
Subtotal	(8,983)	—	—	(8,983)
Total	$(9,313)	$(330)	$—	$(8,983)

	Gross Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of December 31, 2020		Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Foreign-currency forward contracts	$459	$459	$—	$—
Derivative assets of consolidated funds:
Foreign-currency forward contracts	482	—	—	482
Options and futures	26	—	—	26
Subtotal	508	—	—	508
Total	$967	$459	$—	$508

Derivative Liabilities:
Foreign-currency forward contracts	$(20,051)	$(459)	$—	$(19,592)
Derivative liabilities of consolidated funds:
Foreign-currency forward contracts	(933)	—	—	(933)
Total	$(20,984)	$(459)	$—	$(20,525)

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2021
($ in thousands, except where noted)
8. DEBT OBLIGATIONS AND CREDIT FACILITIES
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
Oaktree Capital I, along with certain other Oaktree Operating Group members as co-borrowers, are parties to a credit agreement with a subsidiary of Brookfield that provides for a subordinated credit facility maturing on May 19, 2023. The subordinated credit facility has a revolving loan commitment of $250 million and borrowings generally bear interest at a spread to either LIBOR or an alternative base rate. Borrowings on the subordinated credit facility are subordinate to the outstanding debt obligations and borrowings on the primary credit facility of Oaktree Capital I and its co-borrowers. Oaktree Capital I is jointly and severally liable, along with its co-obligors for outstanding borrowings on the subordinated credit facility. For reasons set forth in the preceding paragraph, the Company’s financial statements generally will not reflect debt obligations, interest expense or related liabilities associated with its operating subsidiaries until such time as Oaktree Capital I directly borrows from the subordinated credit facility. No amounts were outstanding on the subordinated credit facility as of March 31, 2021.
As of March 31, 2021, Oaktree Capital I is jointly and severally liable, along with its co-obligors, for the debt obligations listed below with an aggregate outstanding principal balance of $850 million. The Company’s maximum exposure to these debt obligations is set forth below:

	As of
	March 31, 2021	December 31, 2020

$250,000, 3.78%, issued in December 2017, payable on December 18, 2032	$250,000	$250,000
Credit facility, issued in March 2014, variable rate obligations payable on December 13, 2024	—	—
$50,000, 3.91%, issued in September 2014, payable on September 3, 2024	50,000	50,000
$100,000, 4.01%, issued in September 2014, payable on September 3, 2026	100,000	100,000
$100,000, 4.21%, issued in September 2014, payable on September 3, 2029	100,000	100,000
$100,000, 3.69%, issued in July 2016, payable on July 12, 2031	100,000	100,000
$200,000, 3.64%, issued in July 2020, payable on July 22, 2030	200,000	200,000
$50,000, 3.84%, issued in July 2020, payable on July 22, 2035	50,000	50,000
Total remaining principal	$850,000	$850,000
Oaktree’s credit facility was amended on December 13, 2019 to among other things, increase the revolving loan commitment from $500 million to $650 million, provide for the refinancing of the then-outstanding $150 million term loan with revolving loans, extend the maturity date from March 29, 2023 to December 13, 2024, favorably update the commitment fee and interest rate in the corporate ratings-based pricing grid and increase the asset

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2021
($ in thousands, except where noted)
under management covenant threshold from $60 billion to $65 billion. Borrowings generally bear interest at a spread to either LIBOR or an alternative base rate. Based on the current credit ratings of OCM, the interest rate on borrowings is LIBOR plus 0.88% per annum and the commitment fee on the unused portions of the revolving credit facility is 0.08% per annum. The credit agreement contains customary financial covenants and restrictions, including ones regarding a maximum leverage ratio and a minimum required level of assets under management (as defined in the credit agreement, as amended above). As of March 31, 2021, OCM had no outstanding borrowings under the revolving credit facility. OCM and the Company were in compliance with all financial maintenance covenants associated with its senior notes and bank credit facility as of March 31, 2021 and December 31, 2020, respectively.
Credit Facilities of the Consolidated Funds
Certain consolidated funds may maintain revolving credit facilities that are secured by the assets of the fund or may issue senior variable rate notes to fund investments on a longer term basis, generally up to ten years. The obligations of the consolidated funds are nonrecourse to the Company.
The consolidated funds had the following debt obligations outstanding:

	Outstanding Amount as of		Senior variable rate notes key terms as of March 31, 2021
Credit Agreement	March 31, 2021	December 31, 2020	Facility Capacity	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)	Commitment Fee Rate	L/C Fee
Revolving credit facility (1)	$525,778	$370,920	$1,148,505	1.97%	1.4	0.25%	N/A
Less: Debt issuance costs	(5,745)	(4,932)
Total debt obligations, net (2)	$520,033	$365,988

(1)    The credit facility capacity is calculated on a pro rata basis using fund commitments as of March 31, 2021.
(2)    For the revolving credit facilities, amount is shown net of debt issuance costs that are included in other assets, net at March 31, 2021.
As of March 31, 2021 and December 31, 2020, the consolidated funds had debt obligations with an aggregate outstanding principal balance of $525.8 million and $370.9 million, respectively. The carrying value of the revolving credit facilities approximated fair value due to recent issuance. Financial instruments that are valued using quoted prices for the security or similar securities are generally classified as Level III because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities, or may require adjustment for investment-specific factors or restrictions.
Debt Obligations of CLOs
Debt obligations of CLOs represent amounts due to holders of debt securities issued by the CLOs, as well as term loans of CLOs that had not priced as of period end. Outstanding debt obligations of CLOs were as follows:

	As of March 31, 2021			As of December 31, 2020
	Fair Value (1)	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)	Fair Value (1)	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)
Senior secured notes	$6,164,407	1.98%	10.2	$6,321,580	2.00%	10.2
Subordinated notes (2)	257,150	N/A	10.7	215,278	N/A	10.6
Total CLO debt obligations	$6,421,557			$6,536,858

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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2021
($ in thousands, except where noted)
The debt obligations of CLOs are nonrecourse to the Company and are backed by the investments held by the respective CLO. Assets of one CLO may not be used to satisfy the liabilities of another. As of March 31, 2021 and December 31, 2020, the fair value of CLO assets was $7.6 billion and $7.3 billion, respectively, and consisted of cash, corporate loans, corporate bonds and other securities.
The fair value of the Company’s CLO beneficial interests held at March 31, 2021 was calculated using a discounted cash flow model specific to each investment structure. The significant valuation inputs, including the input range and weighted average rate, are as follows:

Valuation Input	Low	High	Weighted Average Rate

Discount rates	5.0%	30.0%	12.3%
Constant default rates	2.0%	4.0%	2.5%
Recovery rates	60.0%	80.0%	67.3%
As of March 31, 2021, future scheduled principal or par value payments with respect to the debt obligations of CLOs were as follows:

Remainder of 2021	$89,235
2022	—
2023	—
2024	—
2025	—
Thereafter	6,392,509
Total	$6,481,744

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2021
($ in thousands, except where noted)
9. LEASES
The Company has operating leases related to office space and certain equipment with remaining lease terms expiring within one year through 2031, some of which include options to extend the leases for up to five years and some of which include options to terminate the leases within one year. As of March 31, 2021, there were no finance leases outstanding and no additional operating leases that have not yet commenced.
The components of lease expense included in general and administrative expense were as follows:

	Three months ended March 31,
	2021	2020

Operating lease cost	$2,005	$1,669
Sublease income	(102)	(97)
Total lease cost	$1,903	$1,572

Supplemental cash flow information related to leases was as follows:

Three months ended March 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$1,791
Weighted average remaining lease term for operating leases (in years)	9.67
Weighted average discount rate for operating leases	4.3%
As of March 31, 2021, maturities of operating lease liabilities were as follows:

Remainder of 2021	$5,103
2022	6,344
2023	5,467
2024	4,696
2025	4,696
Thereafter	26,327
Total lease payments	52,633
Less: imputed interest	(9,430)
Total operating lease liabilities	$43,203

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2021
($ in thousands, except where noted)
10. NON-CONTROLLING REDEEMABLE INTERESTS IN CONSOLIDATED FUNDS
The following table sets forth a summary of changes in the non-controlling redeemable interests in the consolidated funds. Dividends reinvested and in-kind contributions or distributions are non-cash in nature and have been presented on a gross basis in the table below.

	Three months ended March 31,
	2021	2020

Beginning balance	$715,347	$866,222
Fund consolidation and deconsolidation, net	—	(3,708)
Deconsolidation of a fund	(192,837)	—
Contributions	256,391	463,547
Distributions	(22,582)	(128,811)
Net income (loss)	51,305	(176,100)
Change in distributions payable	10,073	1,544
Foreign currency translation and other, net	(12,676)	802
Ending balance	$805,021	$1,023,496

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
As of March 31, 2021 and December 31, 2020, OCGH units represented 60,912,420 of the total 160,049,040 Oaktree Operating Group units and 61,370,607 of the total 160,047,647 Oaktree Operating Group units, respectively. Based on total allocable capital of $1,673,229 and $1,421,127 as of March 31, 2021 and December 31, 2020, respectively, the OCGH non-controlling interest was $638,601 and $544,935. As of March 31, 2021 and December 31, 2020, there were no non-controlling interests attributable to third parties.
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
March 31, 2021
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
The following table sets forth a summary of net income attributable to the preferred unitholders, the OCGH non-controlling interest and the Class A common unitholders:

	Three months ended March 31,
	2021	2020
Weighted average Oaktree Operating Group units outstanding (in thousands):
OCGH non-controlling interest	61,342	61,770
Class A unitholders	98,708	98,014
Total weighted average units outstanding	160,050	159,784
Oaktree Operating Group net income (loss):
Net income attributable to preferred unitholders (1)	$6,829	$6,829
Net income (loss) attributable to OCGH non-controlling interest	164,635	(105,717)
Net income (loss) attributable to OCG Class A unitholders	264,917	(167,062)
Oaktree Operating Group net income (loss)	$436,381	$(265,950)
Net income (loss) attributable to OCG Class A unitholders:
Oaktree Operating Group net income (loss) attributable to OCG Class A unitholders	$264,917	$(167,062)
Non-Operating Group income and expense	13,802	(666)
Net income (loss) attributable to OCG Class A unitholders	$278,719	$(167,728)

(1)    Represents distributions declared, if any, on the preferred units.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2021
($ in thousands, except where noted)
The change in the Company’s ownership interest in the Oaktree Operating Group is set forth below:

	Three months ended March 31,
	2021	2020

Net income (loss) attributable to OCG Class A unitholders	$278,719	$(167,728)
Equity reallocation between controlling and non-controlling interests	3,678	3,925
Change from net income (loss) attributable to OCG Class A unitholders and transfers from non-controlling interests	$282,397	$(163,803)
Please see notes 11, 12 and 13 for additional information regarding transactions that impacted unitholders’ capital.
12. EARNINGS PER UNIT
The computation of net income (loss) per Class A unit is set forth below:

	Three months ended March 31,
	2021	2020
	(in thousands, except per unit amounts)
Net income (loss) per Class A unit (basic and diluted):
Net income (loss) attributable to OCG Class A unitholders	$278,719	$(167,728)
Weighted average number of Class A units outstanding (basic and diluted)	98,708	98,014
Basic and diluted net income (loss) per Class A unit	$2.82	$(1.71)
Prior to the Mergers, OCGH units could be exchanged on a one-for-one basis into Class A units, subject to certain restrictions. The exchange of these units would have proportionally increased the Company’s interest in the Oaktree Operating Group. Subsequent to the Mergers, OCGH units are no longer exchangeable into Class A units. As the restrictions set forth in the then-current exchange agreement were in place for each applicable reporting period, OCGH units were not included in the computation of diluted earnings per unit for the three months ended March 31, 2021 and 2020.
Certain compensation arrangements include performance-based awards that could result in the issuance of OCGH units, which would vest over periods of four to ten years from date of issuance. As of and for the three months ended March 31, 2021 and 2020, no OCGH units were considered issuable under the terms of these arrangements; consequently, no contingently issuable units were included in the computation of diluted earnings per unit for those periods.
13. EQUITY-BASED AND OTHER DEFERRED COMPENSATION
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
March 31, 2021
($ in thousands, except where noted)
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
During the three months ended March 31, 2021, the Company granted LTIP awards valued at $18.0 million to employees, partners and directors of the Company and its subsidiaries, subject to annual vesting over a weighted average period of approximately 4.0 years. As of March 31, 2021, the Company expected to recognize compensation expense on its unvested LTIP awards of $58.6 million, subject to adjustment based on future performance, over a weighted average period of 3.7 years. During the three months ended March 31, 2021, the Company recognized $3.2 million of compensation expense related to the LTIP, which was included in compensation and benefits expense in the condensed consolidated statement of operations.
Equity-Based Compensation
In December 2011, the Company adopted the 2011 Oaktree Capital Group, LLC Equity Incentive Plan (the “2011 Plan”). The 2011 Plan provides for the granting of options, unit appreciation rights, restricted unit awards, unit bonus awards, phantom equity awards or other unit-based awards to senior executives, directors, officers, certain employees, consultants, and advisors of the Company and its affiliates. As of March 31, 2021, a maximum of 24,007,147 units have been authorized to be awarded pursuant to the 2011 Plan, and 15,848,306 units (including 2,000,000 EVUs) have been awarded under the 2011 Plan. Each Class A and OCGH unit, when issued, represents an indirect interest in one Oaktree Operating Group unit. Total vested and unvested Converted OCGH Units, OCGH units and Class A units issued and outstanding were 160,049,040 as of March 31, 2021.
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
March 31, 2021
($ in thousands, except where noted)
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
March 31, 2021
($ in thousands, except where noted)
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
OCGH Unit Awards
The Company did not grant any OCGH units during the three months ended March 31, 2021. As of March 31, 2021, the Company expected to recognize compensation expense on its unvested OCGH unit awards of $20.2 million over a weighted average period of 3.2 years. With respect to forfeitures, the Company made an accounting policy election to account for forfeitures when they occur. Accordingly, no forfeitures have been assumed in the calculation of compensation expense.
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
March 31, 2021
($ in thousands, except where noted)
A summary of the status of the Company’s unvested Converted OCGH units and other OCGH unit awards and changes for the period presented are set forth below (actual dollars per unit):

	Converted OCGH Units (1)		OCGH Units
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value

Balance as of December 31, 2020 (2)	462,742	$46.25	556,352	$37.87
Granted	—	—	—	—
Vested	(180,831)	45.34	(164,193)	37.66
Forfeited	(2,450)	49.52	—	—
Balance as of March 31, 2021	279,461	$46.81	392,159	$37.96

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

Equity Value Units
OCGH equity value units (“EVUs”) represent special limited partnership units in OCGH that entitle the holder the right to receive special distributions that will be settled in OCGH units, based on value created during a specified period in excess of a fixed “Base Value.” The value created is measured on a per unit basis, based on the appreciation of the OCGH units (before the Merger, the Class A units) and certain components of quarterly distributions with respect to OCGH units over the period beginning on January 1, 2015 and ending on each of December 31, 2019, December 31, 2020 and December 31, 2021, with one-third of the EVUs recapitalizing on each such date. As of March 31, 2021, the value created did not exceed the Base Value. EVUs also give the holder the right, subject to service vesting and Oaktree performance relative to the accreting Base Value, to receive certain quarterly distributions from OCGH. EVUs do not entitle the holder to any voting rights.
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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2021
($ in thousands, except where noted)
Deferred Equity Units
A deferred equity unit represents a special unit award that, when vested, will be settled with an unvested OCGH unit on a one-for-one basis. The number of deferred equity units that will vest is based on the achievement of certain performance targets through June 2024. Once a performance target has been met, the applicable number of OCGH units will be issued and begin to vest over periods of up to 10.0 years. The holder of a deferred equity unit is not entitled to any distributions until settled by the issuance of an OCGH unit. As of March 31, 2021, there were 767,499 deferred equity units outstanding, none of which were expected to vest. All of the outstanding deferred equity units were granted to employees of OCM, accordingly, subsequent to the Restructuring, compensation expense related to these awards is no longer included in these condensed consolidated financial statements.
14. INCOME TAXES AND RELATED PAYMENTS
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
Incentive Income
In addition to the incentive income recognized by the Company, certain of its funds have amounts recorded as potentially allocable to the Company as its share of potential future incentive income, based on each fund’s net asset value. Inasmuch as this incentive income is contingent upon future investment activity and other factors, it is not recognized by the Company as revenue until it is probable that a significant reversal will not occur. As of March 31, 2021 and December 31, 2020, respectively, the aggregate of such amounts recorded at the fund level in excess of incentive income recognized by the Company was $1,547,986 and $1,321,782, for which related direct incentive income compensation expense was estimated to be $830,998 and $710,774, respectively.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2021
($ in thousands, except where noted)
Commitments to Funds
As of March 31, 2021 and December 31, 2020, the Company, generally in its capacity as general partner, had undrawn capital commitments of $337.8 million and $350.6 million, respectively, including commitments to both unconsolidated and consolidated funds. Additionally, as of March 31, 2021 the Company had undrawn capital commitments of $675.0 million in its capacity as a limited partner in Opps XI (as defined in note 16).
Investment Commitments of the Consolidated Funds
Certain of the consolidated funds are parties to credit arrangements that provide for the issuance of letters of credit and/or revolving loans, which may require the particular fund to extend loans to investee companies. The consolidated funds use the same investment criteria in making these commitments as they do for investments that are included in the condensed consolidated statements of financial condition. The unfunded liability associated with these credit arrangements is equal to the amount by which the contractual loan commitment exceeds the sum of funded debt and cash held in escrow, if any. As of March 31, 2021 and December 31, 2020, the consolidated funds had potential aggregate commitments of $0.9 million and $1.1 million, respectively. These commitments are expected to be funded by the funds’ cash balances, proceeds from asset sales or drawdowns against existing capital commitments.
A consolidated fund may agree to guarantee the repayment obligations of certain investee companies. As of March 31, 2021 and December 31, 2020, there were no guaranteed amounts under such arrangements.
Certain consolidated funds are investment companies that are required to disclose financial support provided or contractually required to be provided to any of their portfolio companies. During the three months ended March 31, 2021, the consolidated funds did not provide any financial support to portfolio companies.
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

	As of
	March 31, 2021	December 31, 2020
Due from affiliates:
Loans to affiliates and employees	$87,684	$2,372
Amounts due from unconsolidated funds	7,779	6,429
Management fees and incentive income due from unconsolidated funds and affiliates	50,277	119,600
Payments made on behalf of unconsolidated entities	755	905
Non-interest bearing advances made to certain non-controlling interest holders and employees	829	235
Total due from affiliates	$147,324	$129,541
Due to affiliates:
Amounts due to unconsolidated entities	$12,764	$9,688
Amounts due to senior executives, certain non-controlling interest holders and employees	792	—
Total due to affiliates	$13,556	$9,688

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2021
($ in thousands, except where noted)
Loans To Affiliates and Employees
Loans primarily consist of interest-bearing loans made to affiliates and certain non-controlling interest holders, primarily certain employees, to meet tax obligations related to vesting of equity awards. Loans to affiliates as of March 31, 2021 were $85.0 million and generated interest income of $12 during the period. The employee loans, which are generally recourse to the borrower or secured by vested equity and other collateral, typically bear interest at the Company’s cost of debt. As of March 31, 2021 and 2020, the Company’s loans to employees totaled $2.2 million and $2.4 million and generated interest income of $1 and $3 for the three months ended March 31, 2021 and 2020, respectively.
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
Revenues Earned From Oaktree Funds
In aggregate, management fees and incentive income earned from unconsolidated Oaktree funds totaled $553.0 million and $3.3 million for the three months ended March 31, 2021 and 2020, respectively.
Other Investment Transactions
The Company’s senior executives, directors and senior professionals are permitted to invest their own capital (or the capital of family trusts or other estate planning vehicles they control) in Oaktree funds, for which they typically pay the particular fund’s management fee but not its incentive allocation. To facilitate the funding of capital calls by funds in which employees are invested, the Company periodically advances on a short-term basis the capital calls on certain employees’ behalf. These advances are reimbursed generally toward the end of the calendar quarter in which the capital calls occurred. Amounts advanced by the Company are included within “non-interest bearing advances made to certain non-controlling interest holders and employees” in the table above.
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
March 31, 2021
($ in thousands, except where noted)
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
For the three months ended March 31, 2021 and 2020, the Company incurred administrative services expense of $0.2 million. As of March 31, 2021 and December 31, 2020, $0.2 million and $0.8 million, respectively were included in “Due to affiliates” in the condensed consolidated statements of financial condition.
Leases
OCM leases certain office space from affiliates of Brookfield. Effective with the Restructuring, OCM’s lease expense and obligations are no longer included in these condensed consolidated financial statements.
Subordinated Credit Facility
Oaktree Capital I, along with certain other Oaktree Operating Group members as co-borrowers, are parties to a credit agreement with a subsidiary of Brookfield that provides for a subordinated credit facility maturing on May 19, 2023. The subordinated credit facility has a revolving loan commitment of $250 million and borrowings generally bear interest at a spread to either LIBOR or an alternative base rate. Borrowings on the subordinated credit facility are subordinate to the outstanding debt obligations and borrowings on the primary credit facility of Oaktree Capital I and its co-borrowers as detailed in note 8. Oaktree Capital I is jointly and severally liable, along with its co-obligors for outstanding borrowings on the subordinated credit facility. As set forth in note 8, the Company’s financial statements generally will not reflect debt obligations, interest expense or related liabilities associated with its operating subsidiaries until such time as Oaktree Capital I directly borrows from the subordinated credit facility. No amounts were outstanding on the subordinated credit facility as of March 31, 2021.
Investment in Oaktree Opportunities Fund XI
On August 3, 2020, the Company subscribed for a limited partner interest in, and made a capital commitment of, $750 million to Oaktree Opportunities Fund XI, L.P., a parallel investment vehicle thereof or a feeder fund in respect of one of the foregoing (such limited partner interest, the “Opps XI Investment” and such fund entities collectively, “Opps XI”). In order to make the Opps XI Investment, the Company’s sole Class A unitholder, or one of its affiliates, will contribute cash as a capital contribution (the “Opps XI Investment Cash”) as and to the extent required to satisfy the Company’s obligations to Opps XI. The Company will use the Opps XI Investment Cash solely to fund the Opps XI Investment and satisfy its obligations in respect of Opps XI and distributions from the Opps XI Investment are intended for the benefit of the Class A unitholder, subject to applicable law. The Company’s preferred unitholders should not rely on distributions received by the Company in respect of the Company’s Opps XI Investment for payment of dividends or redemption of the preferred units. During the three months ended March 31, 2021, the Company funded $37.5 million of its capital commitment. As of March 31, 2021, the Company has funded in the aggregate $75 million of the $750 million capital commitment.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2021
($ in thousands, except where noted)
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
18. SUBSEQUENT EVENTS
Class A Unit Distributions
A distribution of $2.28 per Class A unit was paid on May 10, 2021 to holders of record at the close of business on April 30, 2021.
Preferred Unit Distributions
A distribution of $0.414063 per Series A preferred unit will be paid on June 15, 2021 to Series A preferred unitholders of record at the close of business on June 1, 2021.
A distribution of $0.409375 per Series B preferred unit will be paid on June 15, 2021 to Series B preferred unitholders of record at the close of business on June 1, 2021.
Intercompany Credit Facility Notes
On May 7, 2021 the Company, through its consolidated subsidiary Oaktree Capital I, L.P, entered into two revolving line of credit notes with Oaktree Capital Management, L.P., one as a borrower and the other as a lender. Both revolving line of credit notes allow for outstanding principal amounts not to exceed $250.0 million and mature on May 7, 2024.

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
The outbreak of infections caused by COVID-19 continues to pose serious threats to the health and economic wellbeing of the worldwide population and the overall economy as the number of reported COVID-19 infections continue to rise in certain countries worldwide. While the equity markets have rebounded through the first quarter of 2021 compared to their steep declines in March 2020 after the World Health Organization announced that infections of COVID-19 had become a pandemic, there is continued uncertainty as to the duration of the global health and economic impact caused by COVID-19 even with COVID-19 vaccines now available. Actions intended to mitigate the spread of COVID-19 and the worldwide efforts to isolate at home and practice social distancing, especially during the outset of the pandemic, have caused a dramatic increase in unemployment and economic instability in the United States and in certain other regions in which Oaktree operates and created significant uncertainty and volatility in Oaktree’s business and its funds’ and their respective portfolio companies’ businesses as compared to pre-pandemic levels.
Prolonged difficult market and economic conditions will adversely impact the valuations of Oaktree’s and its funds’ investments, particularly if the value of an investment is determined in whole or in part by reference to public equity, public debt, or private debt markets. However, while any market dislocation caused by COVID-19 will adversely impact the value of Oaktree’s and its funds’ investments, the increased volatility in the financial markets may also present attractive investment opportunities for certain Oaktree investment strategies. Currently, we are unaware of any material risk to the stability of our condensed consolidated financial statements caused by any COVID-19 uncertainties or the materiality of any effect such uncertainties may have on our business and operations. Please see “Item 1A. Risk Factors— The outbreak of a novel strain of coronavirus disease (“COVID-19”) has significantly disrupted economic conditions and may adversely affect our operations, business, financial performance and operating results" within Oaktree’s annual report.
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
We may earn incentive income upon deconsolidation of a SPAC arising from the completion of a merger with an identified target. Upon deconsolidation, we will derecognize the net assets of the entity and record any gain or loss related to the remeasurement of its investments to fair value as incentive income in its condensed consolidated statements of operations. Subsequent fair value changes in our investments held in the entity will be recorded in investment income in our condensed consolidated statements of operations.
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

Expenses
Compensation and Benefits
Compensation and benefits expense reflects all compensation-related items not directly related to incentive income, investment income or the vesting of Class A units, OCGH units, OCGH equity value units (“EVUs”), deferred equity units and other performance-based units, and includes salaries, bonuses, compensation based on management fees or a definition of profits, employee benefits, payroll taxes and phantom equity awards. Phantom equity awards represent liability-classified awards subject to vesting and remeasurement at the end of each reporting period. Phantom equity award expense reflects the vesting of those liability-classified awards, the equity distribution declared in the period and changes in the OCGH unit fair value. Compensation and benefits expense reflects the gross-up of reimbursable costs incurred on behalf of Oaktree funds in which the Company has determined it is the principal. Subsequent to the Restructuring, our consolidated operating results primarily include compensation and benefits expense related to employees of OCM Cayman.
Equity-based Compensation
Equity-based compensation expense reflects the non-cash charge associated with grants of Class A units, OCGH units, EVUs, deferred equity units and other performance-based units. Subsequent to the Restructuring, our consolidated operating results primarily include equity-based compensation expense related to employees of OCM Cayman.
Incentive Income Compensation
Incentive income compensation expense primarily reflects compensation directly related to incentive income, which generally consists of percentage interests (sometimes referred to as “points” or an allocation of shares received upon the completion of a successful SPAC merger) that are granted to Oaktree investment professionals associated with the particular fund or SPAC that generated the incentive income, and secondarily, compensation directly related to investment income. There is no fixed percentage for the incentive income-related portion of this compensation, either by fund, SPAC or strategy. In general, within a particular strategy more recent funds have a higher percentage of aggregate incentive income compensation expense than do older funds. The percentage that consolidated incentive income compensation expense represents of the particular period’s consolidated incentive income may not be meaningful because incentive income from consolidated funds or SPACs is eliminated in consolidation, whereas no incentive income compensation expense is eliminated in consolidation, and, in periods prior to the adoption of the new revenue standard on January 1, 2018, the criteria for recognizing income and expense differed and thus may have resulted in timing differences. Subsequent to the Restructuring, our consolidated operating results primarily include incentive income compensation expense related to employees of OCM Cayman.
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
Net Income Attributable to Preferred Unitholders
This category represents distributions declared, if any, on our preferred units. Please see note 11 to our condensed consolidated financial statements for more information.

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

GAAP Consolidated Results of Operations
The following table sets forth our unaudited condensed consolidated statements of operations:

	Three months ended March 31,
	2021	2020
	(in thousands, except per unit data)
Revenues:
Management fees	$56,326	$41,524
Incentive income	551,425	2,395
Total revenues	607,751	43,919
Expenses:
Compensation and benefits	(41,247)	(32,459)
Equity-based compensation	(3,403)	(5,365)
Incentive income compensation	(265,930)	(426)
Total compensation and benefits expense	(310,580)	(38,250)
General and administrative	(4,945)	(6,506)
Depreciation and amortization	(579)	(452)
Consolidated fund expenses	(10,834)	(13,881)
Total expenses	(326,938)	(59,089)
Other income (loss):
Interest expense	(36,876)	(44,612)
Interest and dividend income	88,444	93,799
Net realized gain (loss) on consolidated funds’ investments	6,044	(39,247)
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	53,868	(326,067)
Investment income (loss)	113,239	(109,673)
Other income, net	19	52
Total other income (loss)	224,738	(425,748)
Income (loss) before income taxes	505,551	(440,918)
Income taxes	(2,270)	(1,798)
Net income (loss)	503,281	(442,716)
Less:
Net (income) loss attributable to non-controlling interests in consolidated funds	(51,305)	176,100
Net (income) loss attributable to non-controlling interests in consolidated subsidiaries	(166,428)	105,717
Net income (loss) attributable to OCG	285,548	(160,899)
Net income attributable to preferred unitholders	(6,829)	(6,829)
Net income (loss) attributable to OCG Class A unitholders	$278,719	$(167,728)

Distributions declared per Class A unit	$1.07	$0.22
Net income (loss) per Class A unit (basic and diluted):
Net income (loss) per Class A unit	$2.82	$(1.71)
Weighted average number of Class A units outstanding	98,708	98,014

First Quarter Ended March 31, 2021 Compared to the First Quarter Ended March 31, 2020
Revenues
Management Fees
Management fees increased $14.8 million, or 35.7%, to $56.3 million for the first quarter of 2021, from $41.5 million for the first quarter of 2020. The increase was primarily due to sub-advisory fees earned, reflecting both growth of Oaktree’s business operations and its impact to the sub-advisory fees we earn from these arrangements.
Incentive Income
Incentive income increased $549.0 million to $551.4 million for the first quarter of 2021, from $2.4 million for the first quarter of 2020. The increase in incentive income was primarily due to higher distributions from Private Equity closed-end funds that were paying incentive income and the deconsolidation of a SPAC in 2021.
Expenses
Compensation and Benefits
Compensation and benefits expense increased $8.7 million, or 26.8%, to $41.2 million for the first quarter of 2021, from $32.5 million for the first quarter of 2020. The increase in compensation and benefits expense was primarily due to compensation expense recognized on Long-Term Incentive Plan awards.
Equity-based Compensation
Equity-based compensation expense decreased $2.0 million, or 37.0%, to $3.4 million for the first quarter of 2021, from $5.4 million for the first quarter of 2020, reflecting that beginning in 2020, deferred compensation is primarily paid in Long-Term Incentive Plan awards rather than equity-based awards.
Incentive Income Compensation
Incentive income compensation expense increased $265.5 million to $265.9 million for the first quarter of 2021, from $0.4 million for the first quarter of 2020, primarily reflecting the increase in incentive income.
General and Administrative
General and administrative expense decreased $1.6 million, or 24.6%, to $4.9 million for the first quarter of 2021, from $6.5 million for the first quarter of 2020, primarily reflecting a decline in travel and entertainment costs.
Depreciation and Amortization
Depreciation and amortization expense was $0.6 million and $0.5 million for the first quarter of 2021 and 2020, respectively.
Consolidated Fund Expenses
Consolidated fund expenses decreased $3.1 million, or 22.3%, to $10.8 million for the first quarter of 2021, from $13.9 million for the first quarter of 2020. The decrease reflects the impact of general costs incurred by our consolidated funds and changes to the funds that were consolidated during the first quarter of 2021.
Other Income (Loss)
Interest Expense
Interest expense decreased $7.7 million, or 17.3%, to $36.9 million for the first quarter of 2021, from $44.6 million for the first quarter of 2020. The decrease was primarily attributable to a decline in the underlying benchmark interest rates from the comparable 2020 period, offset by increased borrowings related to our CLO investments.
Interest and Dividend Income
Interest and dividend income decreased $5.4 million, or 5.8%, to $88.4 million for the first quarter of 2021, from $93.8 million for the first quarter of 2020. The decrease was primarily attributable to our consolidated funds.

Net Realized Gain (Loss) on Consolidated Funds’ Investments
Net realized gain (loss) on consolidated funds’ investments increased $45.2 million, to a gain of $6.0 million for the first quarter of 2021, from a loss of $39.2 million for the first quarter of 2020. The increase in our net realized gain (loss) reflects our consolidated funds’ performance on investments sold and the impact of certain funds being deconsolidated in the first quarter of 2020.
Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments increased $380.0 million, to a gain of $53.9 million for the first quarter of 2021, from a loss of $326.1 million for the first quarter of 2020. Excluding the impact of the reversal of net realized gain (loss) on consolidated funds’ investments, the net change in unrealized appreciation (depreciation) on consolidated funds’ investments increased $425.2 million, to a net gain of $59.9 million for the first quarter of 2021, from a net loss of $365.3 million for the first quarter of 2020, primarily resulted from improved investment performance related to our CLO investments and other closed-end and open-end credit funds in the first quarter of 2021.
Investment Income
Investment income increased $222.9 million, or 203.2%, to $113.2 million for the first quarter of 2021, from a loss of $109.7 million for the first quarter of 2020. The increase primarily reflected higher returns on our Credit and Private Equity investments for the first quarter of 2021.
Income Taxes
Income taxes increased $0.5 million, or 27.8%, to $2.3 million for the first quarter of 2021, from $1.8 million for the first quarter of 2020. The increase primarily reflected higher taxable net income attributable to our operations outside of the United States during the first quarter of 2021. Please see the Income Taxes section of “—Understanding Our Results—Consolidation of Oaktree Funds” for details.
Net (Income) Loss Attributable to Non-controlling Interests in Consolidated Funds
Net (income) loss attributable to non-controlling interests in consolidated funds increased $227.4 million, to $51.3 million for the first quarter of 2021, from a loss of $176.1 million for the first quarter of 2020. The increase reflected our consolidated funds’ performance attributable to third-party investors in each period. These effects are described in more detail under “—Other Income (Loss)” above.
Net Income (Loss) Attributable to Oaktree Capital Group, LLC Class A Unitholders
Net income attributable to Oaktree Capital Group, LLC Class A unitholders increased $446.4 million, or 266.2%, to $278.7 million for the first quarter of 2021, from a loss of $167.7 million for the first quarter of 2020, primarily reflecting our consolidated funds’ performance in each period.

Operating Metrics
We monitor certain operating metrics that we believe provide important data regarding our business. These operating metrics include incentive-creating AUM, incentives created (fund level), and accrued incentives (fund level).
Incentive-creating AUM
Our incentive-creating AUM is set forth below and includes only incentive-creating AUM generated by our indirect subsidiaries, Oaktree Capital I and OCM Cayman for the periods ended March 31, 2021 and December 31, 2020. Incentive-creating AUM does not include undrawn capital commitments and is set forth below:

	As of
	March 31, 2021	December 31, 2020	March 31, 2020
Incentive-creating AUM:	(in millions)
Closed-end funds	$30,982	$28,099	$19,766
Evergreen funds	4,079	3,874	3,564
Total	$35,061	$31,973	$23,330
First Quarter Ended March 31, 2021
Incentive-creating AUM increased $3.1 billion, or 9.7%, to $35.1 billion as of March 31, 2021, from $32.0 billion as of December 31, 2020. This increase reflected $4.8 billion of market-value appreciation, inclusive of the impact of foreign currency fluctuations, and $1.7 billion of net drawdowns and contributions in the first quarter of 2021.
Accrued Incentives (Fund Level) and Incentives Created (Fund Level)
Accrued incentives (fund level), gross and net of incentive income compensation expense, as well as changes in accrued incentives (fund level), are set forth below.

	As of or for the Three Months Ended March 31,
	2021	2020
Accrued Incentives (Fund Level):	(in thousands)
Beginning balance	$1,314,443	$938,806
Incentives created (fund level):
Closed-end funds	796,559	(230,216)
Evergreen funds	23,557	(4,890)
Total incentives created (fund level)	820,116	(235,106)
Less: incentive income recognized by us	(593,911)	(65,002)
Ending balance	$1,540,648	$638,698
Accrued incentives (fund level), net of associated incentive income compensation expense	$715,450	$299,561

First Quarter Ended March 31, 2021
As of March 31, 2021 and 2020, the portion of net accrued incentives (fund level) represented by funds that were currently paying incentives was $115.7 million (or 16.2%) and $67.8 million (or 22.6%), respectively, with the remainder arising from funds that as of that date were not at the stage of their cash distribution waterfall where Oaktree was entitled to receive incentives, other than possibly tax-related distributions.
As of March 31, 2021, $444.4 million, or 62.1%, of the net accrued incentives (fund level) were in evergreen or closed-end funds that were incentive paying or in their liquidation period. Please see “—Critical Accounting Policies—Fair Value of Financial Instruments” for a discussion of the fair-value hierarchy level established by GAAP.
Incentives created (fund level) was $820.1 million for the first quarter of March 31, 2021, primarily reflecting $412.6 million from Private Equity funds and $280.7 million from Credit funds.

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
The following table presents our unaudited condensed consolidating statement of financial condition:

	As of March 31, 2021
	Oaktree and Operating Subsidiaries	Consolidated Funds	Eliminations	Consolidated
	(in thousands)
Assets:
Cash and cash-equivalents	$504,693	$—	$—	$504,693
U.S. Treasury and other securities	9,397	—	—	9,397
Corporate investments	1,654,429	—	(596,571)	1,057,858
Deferred tax assets	3,907	—	—	3,907
Right-of-use assets	37,073	—	—	37,073
Receivables and other assets	189,532	—	(1,817)	187,715
Assets of consolidated funds	—	9,461,634	—	9,461,634
Total assets	$2,399,031	$9,461,634	$(598,388)	$11,262,277
Liabilities and Capital:
Liabilities:
Accounts payable and accrued expenses	$158,398	$—	$165	$158,563
Due to affiliates	13,556	—	—	13,556
Debt obligations	—	—	—	—
Operating lease liabilities	43,203	—	—	43,203
Liabilities of consolidated funds	—	8,079,218	(21,158)	8,058,060
Total liabilities	215,157	8,079,218	(20,993)	8,273,382
Non-controlling redeemable interests in consolidated funds	—	—	805,021	805,021
Capital:
Capital attributable to OCG preferred unitholders	400,584	—	—	400,584
Capital attributable to OCG Class A unitholders	1,144,689	357,639	(357,639)	1,144,689
Non-controlling interest in consolidated subsidiaries	638,601	219,756	(219,756)	638,601
Non-controlling interest in consolidated funds	—	805,021	(805,021)	—
Total capital	2,183,874	1,382,416	(1,382,416)	2,183,874
Total liabilities and capital	$2,399,031	$9,461,634	$(598,388)	$11,262,277

Corporate Investments

	As of
	March 31, 2021	December 31, 2020	March 31, 2020
	(in thousands)
Oaktree funds:
Credit	$1,138,745	$1,037,836	$717,920
Private Equity	273,215	284,465	314,344
Real Assets	145,980	151,552	170,186
Listed Equities	33,306	30,911	19,550
Non-Oaktree	63,183	18,487	9,932
Total corporate investments – Oaktree and operating subsidiaries	1,654,429	1,523,251	1,231,932
Eliminations	(596,571)	(551,299)	(598,080)
Total corporate investments – Consolidated	$1,057,858	$971,952	$633,852

Liquidity and Capital Resources
We manage our liquidity and capital requirements by focusing on our cash flows before the consolidation of Oaktree funds and the effect of normal changes in short-term assets and liabilities. Our primary cash flow activities on an unconsolidated basis involve (a) generating cash flow from operations, (b) generating income from investment activities, including strategic investments in certain third parties, (c) funding capital commitments that we have made to Oaktree funds in which we act as general partner, (d) funding our growth initiatives, (e) distributing cash flow to our Class A and OCGH unitholders, (f) borrowings, interest payments and repayments under credit agreements, our senior notes and other borrowing arrangements, and (g) issuances of, and distributions made on, our preferred units. As of March 31, 2021, the Company had $514.1 million of cash and U.S. Treasury and other securities and no outstanding debt. See the Future Sources and Uses of Liquidity section for additional details of Oaktree and its indirect subsidiaries financing activities in 2020.
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
On August 3, 2020, the Company subscribed for a limited partner interest in, and made a capital commitment of, $750 million to Oaktree Opportunities Fund XI, L.P., a parallel investment vehicle thereof or a feeder fund in respect of one of the foregoing (such limited partner interest, the “Opps XI Investment” and such fund entities collectively, “Opps XI”). In order to make the Opps XI Investment, the Company’s sole Class A unitholder, or one of its affiliates, will contribute cash as a capital contribution (the “Opps XI Investment Cash”) as and to the extent required to satisfy the Company’s obligations to Opps XI. The Company will use the Opps XI Investment Cash solely to fund the Opps XI Investment and satisfy its obligations in respect of Opps XI and distributions from the Opps XI Investment are intended for the benefit of the Class A unitholder, subject to applicable law. The Company’s preferred unitholders should not rely on distributions received by the Company in respect of the Company’s Opps XI Investment for payment of dividends or redemption of the preferred units. During the three months ended March 31, 2021, $75 million of the $750 million capital commitment was funded.

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
Significant amounts from our condensed consolidated statements of cash flows for the three months ended March 31, 2021 and 2020 are discussed below.
Operating Activities
Operating activities provided $66.7 million and used $400.6 million of cash for the first three months of 2021 and 2020, respectively. These amounts principally reflected net income (loss), purchases of securities, net of non-cash adjustments, and net realized and unrealized (gain) loss from consolidated fund investments in each of the respective periods as well as net purchases of securities of the consolidated funds.
Investing Activities
Investing activities provided $37.0 million and used $31.8 million of cash for the first three months of 2021 and 2020, respectively. Net activity from purchases, maturities and sales of U.S. Treasury and other securities included no net purchases and net purchases of $0.1 million for the first three months of 2021 and 2020, respectively. Corporate investments in funds and companies of $74.4 million and $37.9 million for the first three months of 2021 and 2020, respectively, consisted of the following:

	Three months ended March 31,
	2021	2020
	(in thousands)
Funds	$126,404	$192,452
Eliminated in consolidation	$(52,013)	(154,533)
Total investments	$74,391	$37,919

Distributions and proceeds from corporate investments in funds and companies of $111.4 million and $6.2 million for the first three months of 2021 and 2020, respectively, consisted of the following:

	Three months ended March 31,
	2021	2020
	(in thousands)
Funds	$148,448	$78,279
Eliminated in consolidation	(37,040)	(72,042)
Total proceeds	$111,408	$6,237
Purchases of fixed assets were $0.1 million and $0.1 million for the first three months of 2021 and 2020, respectively.

Financing Activities
Financing activities provided $288.9 million and $483.8 million of cash for the first three months of 2021 and 2020, respectively, and included: (a) net contributions from non-controlling interests of $233.8 million and $336.3 million; (b) distributions to unitholders of $178.1 million and $41.9 million; (c) net capital contributions of $35.5 million and $19.8 million; (d) proceeds from CLO debt obligations of $83.2 million and $186.1 million and repayments of $39.2 million and $42.3 million, and (e) payments of debt issuance costs of $1.2 million and $1.2 million. Additionally, the first three months of 2021 and 2020 included borrowings of $154.9 million and $75.4 million, respectively, and no repayments and $48.5 million of repayments, respectively, related to consolidated funds.
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
Debt Financings
In May 2020, Oaktree Capital I, along with certain other Oaktree Operating Group members as co-borrowers, entered into a credit agreement with a subsidiary of Brookfield that provides for a subordinated credit facility maturing on May 19, 2023. The subordinated credit facility has a revolving loan commitment of $250 million and borrowings generally bear interest at a spread to either LIBOR or an alternative base rate. Borrowings on the subordinated credit facility are subordinate to the outstanding debt obligations and borrowings on the primary credit facility of Oaktree Capital I and its co-borrowers as detailed in note 8 to our condensed consolidated financial statements included elsewhere in this quarterly report. Oaktree Capital I is jointly and severally liable, along with its co-obligors for outstanding borrowings on the subordinated credit facility. As set forth in such note 8, the Company’s financial statements generally will not reflect debt obligations, interest expense or related liabilities associated with its operating subsidiaries until such time as Oaktree Capital I directly borrows from the subordinated credit facility. No amounts were outstanding on the subordinated credit facility as of March 31, 2021.

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
    In December 2019, our former indirect subsidiaries OCM, Oaktree Capital II, Oaktree AIF, and our indirect subsidiary Oaktree Capital I (collectively, the “Borrowers”) entered into the Fifth Amendment to Credit Agreement (the “Fifth Amendment”), which amended the credit agreement dated as of March 31, 2014 (as amended through and including the Fifth Amendment, the “Credit Agreement”). The Fifth Amendment extended the maturity date of the Credit Agreement from March 29, 2023 to December 13, 2024, increased the revolving credit facility (the “Revolver”) from $500 million to $650 million, provided for the refinancing of the then-outstanding $150 million term loan balance with revolving loans, and provides the Borrowers with the option to extend the new maturity date by one year up to two times if the lenders holding at least 50% of the aggregate amount of the revolving loan commitment thereunder on the date of the Borrowers’ extension request consent to such extension. The Fifth Amendment also favorably updated the commitment fee and interest rate margins in the corporate ratings-based pricing grid, increased the AUM covenant threshold from $60 billion to $65 billion and made certain other amendments to the provisions of the Credit Agreement. Borrowings under the Credit Agreement generally bear interest at a spread to either LIBOR or an alternative base rate. Based on the current credit ratings of OCM, the interest rate on borrowings is LIBOR plus 0.88% per annum and the commitment fee on the unused portions of the Revolver is 0.08% per annum. The Credit Agreement contains customary financial covenants and restrictions, including (after giving effect to the Fifth Amendment) covenants regarding a maximum leverage ratio of 3.50x-to-1.00x and a minimum required level of assets under management (as defined in the credit agreement). As of March 31, 2021, OCM had no outstanding borrowings under the $650 million revolving credit facility.
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

Contractual Obligations, Commitments and Contingencies
In the ordinary course of business, we and our consolidated funds enter into contractual arrangements that may require future cash payments. The following table sets forth information related to anticipated future cash payments as of March 31, 2021:

	Remainder of 2021	2022-2023	2024-2025	Thereafter	Total
	(in thousands)
Oaktree and Operating Subsidiaries:
Operating lease obligations (1)	$5,103	$11,811	$9,392	$26,327	$52,633
OCG limited partner commitments to Oaktree funds (2)	675,000	—	—	—	675,000
Oaktree Capital I general partner commitments to Oaktree and third-party funds (2)	337,800	—	—	—	337,800
Subtotal	1,017,903	11,811	9,392	26,327	1,065,433
Consolidated Funds:
Debt obligations payable (3)	—	525,778	—	—	525,778
Interest obligations on debt (4)	7,764	6,240	—	—	14,004
Debt obligations of CLOs (3)	89,235	—	—	6,392,509	6,481,744
Interest on debt obligations of CLOs (4)	90,340	240,258	240,258	669,342	1,240,198
Commitments to fund investments (5)	852	—	—	—	852
Total	$1,206,094	$784,087	$249,650	$7,088,178	$9,328,009

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
In some of our service contracts or management agreements, we have agreed to indemnify third-party service providers or separate account clients under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has neither been included in the above table nor recorded in our condensed consolidated financial statements as of March 31, 2021.
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
Price Risk
Impact on Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
As of March 31, 2021, we had investments, at fair value of $8.4 billion related to our consolidated funds, primarily consisting of investments held by our CLOs. We estimate that a 10% decline in market values would result in a decrease in unrealized appreciation (depreciation) on the consolidated funds’ investments of $838.0 million. Of this decline, approximately $257.9 million would impact net income and $159.8 million would impact net income attributable to OCG Class A unitholders, with the remainder attributable to non-controlling interests and third-party debt holders in our CLOs. The magnitude of the impact on net income is largely affected by the percentage of our equity ownership interest and levered nature of our CLO investments.
Impact on Management Fees (before consolidation of funds)
Management fees are generally assessed in the case of (a) our open-end and evergreen funds, based on NAV, and (b) our closed-end funds, based on committed capital, drawn capital or cost basis during the investment period and, during the liquidation period, based on the lesser of (i) the total funded committed capital or (ii) the cost basis of assets remaining in the fund. Management fees are affected by changes in market values to the extent they are based on NAV. For the three months ended March 31, 2021 and 2020, NAV-based management fees represented approximately 2% and 8%, respectively, of total management fees. Based on investments held as of March 31, 2021, we estimate that a 10% decline in market values of the investments held in our funds would result in an approximate $0.1 million decrease in the amount of quarterly management fees. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds, the timing of fund flows, or the impact on our sub-advisory fees which are excluded from this analysis.
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

Impact on Investment Income (before consolidation of funds)
Investment income or loss arises from our pro-rata share of income or loss from our investments, generally in our capacity as general partner in our funds and as an investor in our CLOs and third-party managed funds or companies. This income is directly affected by changes in market risk factors. Based on investments held as of March 31, 2021, a 10% decline in fair values of the investments held in our funds and other holdings would result in a $300.8 million decrease in the amount of investment income. The estimated decline of $300.8 million is greater than 10% of the March 31, 2021 corporate investments balance primarily due to the levered nature of our CLO investments. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds, the timing of fund flows or the timing of new investments or realizations.
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
We estimate that for the three months ended March 31, 2021, without considering the impact of derivative instruments, corporate investments or consolidated funds, a 10% decline in the average exchange rate of the U.S. dollar would have resulted in the following approximate effects on our operating results:
•our management fees (relating to (a) and (b) above) would have increased by $6.0 million;
•our operating expenses would have increased by $6.1 million;
•OCGH interest in net income of consolidated subsidiaries would have increased by $0.1 million; and
•our income tax expense would have remained at similar levels.
These movements would have decreased our net income attributable to OCG Class A unitholders by $0.2 million.
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
Interest-rate Risk
As of March 31, 2021, the Company and its operating subsidiaries had no debt obligations outstanding under the three senior notes issuances and two revolving credit facilities in its condensed consolidated statements of financial condition for which it is jointly and severally liable. Each senior notes issuance accrues interest at a fixed rate. The revolving credit facilities accrue interest at a variable rate. Of the $0.5 billion of aggregate cash and U.S. Treasury and other securities as of March 31, 2021, we estimate that the Company and its operating subsidiaries would generate an additional $5.1 million in interest income on an annualized basis as a result of a 100-basis point increase in interest rates.

Our consolidated funds have debt obligations, most of which accrue interest at variable rates. Changes in these rates would affect the amount of interest payments that our funds would have to make, impacting future earnings and cash flows. As of March 31, 2021, the consolidated funds had $5.6 billion of principal or par value, as applicable, outstanding under these debt obligations. We estimate that interest expense relating to variable-rate debt would increase on an annualized basis by $55.7 million in the event interest rates were to increase by 100 basis points.
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
Date: May 12, 2021

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

4.1	Revolving Line of Credit Note dated May 7, 2021, by and among Oaktree Capital I, L.P., as Lender, and Oaktree Capital Management, L.P., as Borrower. †

4.2	Revolving Line of Credit Note dated May 7, 2021, by and among Oaktree Capital Management, L.P., as Lender, and Oaktree Capital I, L.P., as Borrower. †

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. †

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

† Furnished herewith