Form 10-Q
period 2021-06-30
Oaktree Capital Group, LLC
filed 2021-08-12
CIK 1403528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
FORM 10-Q
________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of August 10, 2021, there were 99,136,620 Class A units and 60,834,146 Class B units of the registrant outstanding.

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
In addition to factors previously disclosed in Oaktree Capital Group, LLC’s (“OCG”) reports filed with securities regulators in the United States and those identified elsewhere in this quarterly report, the following factors, among others, could cause actual results to differ materially from forward-looking statements and information or historical performance: course and severity of the novel coronavirus (including any subsequent variants, “COVID-19”) pandemic and its direct and indirect business impacts; disruptions resulting from the completion of the merger between an affiliate of Brookfield Asset Management Inc. and OCG that closed on September 30, 2019 that will impact OCG’s business, including current plans and operations; potential adverse reactions or changes to business relationships resulting from the completion of the merger; certain legal or regulatory restrictions resulting from the completion of the merger that may impact OCG’s ability to pursue certain business opportunities or strategic transactions; the ability of OCG to retain and hire key personnel; the continued availability of capital and financing following the merger; the business, economic and political conditions in the markets in which OCG operates; changes in OCG’s anticipated revenue and income, which are inherently volatile; changes in the value of OCG’s investments; the termination or amendment (including fee amendments) of certain service or sub-advisory agreements that generate revenues for OCG that are between OCG and its subsidiaries on the one hand and certain affiliates of OCG on the other hand; the pace of OCG’s raising of new funds; changes in assets under management; the timing and receipt of, and impact of taxes on, carried interest; distributions from and liquidation of OCG’s existing funds; the amount and timing of distributions on OCG’s preferred units; changes in OCG’s operating or other expenses; the degree to which OCG encounters competition; and general political, economic and market conditions.
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
“senior executives” refers collectively to Howard S. Marks, Bruce A. Karsh, Jay S. Wintrob, John B. Frank and Sheldon M. Stone.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Financial Condition (Unaudited)
($ in thousands)

	As of
	June 30, 2021	December 31, 2020
Assets
Cash and cash-equivalents	$237,149	$329,253
U.S. Treasury and other securities	2,164	9,562
Corporate investments (includes $75,821 and $15,429 measured at fair value as of June 30, 2021 and December 31, 2020, respectively)	1,018,146	971,952
Due from affiliates	227,057	129,541
Deferred tax assets	3,903	4,172
Right-of-use assets	36,641	37,942
Other assets	41,833	43,204
Assets of consolidated funds:
Cash and cash-equivalents	962,841	871,088
Investments, at fair value	9,287,902	7,799,309
Dividends and interest receivable	53,748	29,169
Due from brokers	2,771	—
Receivable for securities sold	190,994	107,179
Derivative assets, at fair value	4,615	508
Other assets, net	25,504	61,236
Total assets	$12,095,268	$10,394,115
Liabilities and Unitholders’ Capital
Liabilities:
Accrued compensation expense	$156,067	$136,865
Accounts payable, accrued expenses and other liabilities	13,312	13,490
Due to affiliates	1,850	9,688
Debt obligations (Note 8)	—	—
Operating lease liabilities	42,767	44,068
Liabilities of consolidated funds:
Accounts payable, accrued expenses and other liabilities	88,363	82,005
Payables for securities purchased	947,662	593,855
Derivative liabilities, at fair value	8,899	933
Distributions payable	—	10,098
Borrowings under credit facilities	946,480	370,920
Debt obligations of CLOs	7,071,463	6,536,858
Total liabilities	9,276,863	7,798,780
Commitments and contingencies (Note 15)
Non-controlling redeemable interests in consolidated funds	844,953	715,347
Unitholders’ capital:
Series A preferred units, 7,200,000 units issued and outstanding as of June 30, 2021 and December 31, 2020	173,669	173,669
Series B preferred units, 9,400,000 units issued and outstanding as of June 30, 2021 and December 31, 2020	226,915	226,915
Class A units, no par value, unlimited units authorized, 99,136,620 and 98,677,040 units issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Class B units, no par value, unlimited units authorized, 60,834,959 and 61,370,607 units issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Paid-in capital	871,126	819,963
Retained earnings	163,579	119,920
Accumulated other comprehensive loss	(16,200)	(5,414)
Unitholders’ capital attributable to Oaktree Capital Group, LLC	1,419,089	1,335,053
Non-controlling interests in consolidated subsidiaries	554,363	544,935
Total unitholders’ capital	1,973,452	1,879,988
Total liabilities and unitholders’ capital	$12,095,268	$10,394,115
Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per unit amounts)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenues:
Management fees	$57,894	$51,288	$114,220	$92,812
Incentive income	92,522	41,021	643,947	43,416
Total revenues	150,416	92,309	758,167	136,228
Expenses:
Compensation and benefits	(38,476)	(30,250)	(79,723)	(62,709)
Equity-based compensation	(2,562)	(3,947)	(5,965)	(9,312)
Incentive income compensation	(48,553)	(14,712)	(314,483)	(15,138)
Total compensation and benefits expense	(89,591)	(48,909)	(400,171)	(87,159)
General and administrative	(8,631)	(5,915)	(13,576)	(12,421)
Depreciation and amortization	(586)	(485)	(1,165)	(937)
Consolidated fund expenses	(14,013)	(6,139)	(24,847)	(20,020)
Total expenses	(112,821)	(61,448)	(439,759)	(120,537)
Other income (loss):
Interest expense	(43,227)	(41,721)	(80,103)	(86,333)
Interest and dividend income	94,343	70,367	182,787	164,166
Net realized gain (loss) on consolidated funds’ investments	5,149	(38,760)	11,193	(78,007)
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	71,221	102,788	125,089	(223,279)
Investment income (loss)	60,540	67,407	173,779	(42,266)
Other income (loss), net	—	(36)	19	16
Total other income (loss)	188,026	160,045	412,764	(265,703)
Income (loss) before income taxes	225,621	190,906	731,172	(250,012)
Income taxes	(3,165)	(3,531)	(5,435)	(5,329)
Net income (loss)	222,456	187,375	725,737	(255,341)
Less:
Net (income) loss attributable to non-controlling interests in consolidated funds	(60,586)	(15,738)	(111,891)	160,362
Net (income) loss attributable to non-controlling interests in consolidated subsidiaries	(52,958)	(63,418)	(219,386)	42,299
Net income (loss) attributable to Oaktree Capital Group, LLC	108,912	108,219	394,460	(52,680)
Net income attributable to preferred unitholders	(6,829)	(6,829)	(13,658)	(13,658)
Net income (loss) attributable to Oaktree Capital Group, LLC Class A unitholders	$102,083	$101,390	$380,802	$(66,338)

Distributions declared per Class A unit	$2.34	$—	$3.41	$0.22
Net income (loss) per Class A unit (basic and diluted):
Net income (loss) per Class A unit	$1.03	$1.03	$3.85	$(0.67)
Weighted average number of Class A units outstanding	99,137	98,677	98,923	98,346

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Net income (loss)	$222,456	$187,375	$725,737	$(255,341)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(7,413)	3,252	(16,339)	(4,897)
Other comprehensive income (loss), net of tax	(7,413)	3,252	(16,339)	(4,897)
Total comprehensive income (loss)	215,043	190,627	709,398	(260,238)
Less:
Comprehensive (income) loss attributable to non-controlling interests in consolidated funds	(60,586)	(15,738)	(111,891)	160,362
Comprehensive (income) loss attributable to non-controlling interests in consolidated subsidiaries	(50,139)	(64,665)	(213,833)	44,168
Comprehensive income (loss) attributable to OCG	104,318	110,224	383,674	(55,708)
Comprehensive income attributable to preferred unitholders	(6,829)	(6,829)	(13,658)	(13,658)
Comprehensive income (loss) attributable to OCG Class A unitholders	$97,489	$103,395	$370,016	$(69,366)

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six months ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$725,737	$(255,341)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment (income) loss	(173,779)	42,266
Depreciation and amortization	1,165	937
Equity-based compensation	5,965	9,312
Net realized and unrealized (gain) loss from consolidated funds’ investments	(136,282)	301,286
Accretion of original issue and market discount of consolidated funds’ investments, net	(1,816)	(10,479)
Income distributions from corporate investments in funds and companies	116,175	17,287
SPAC deconsolidation gain and other non-cash items	(72,347)	46
Cash flows due to changes in operating assets and liabilities:
Decrease in deferred tax assets	105	106
(Increase) decrease in other assets	(809)	2,125
(Increase) decrease in net due from affiliates	(37,487)	84,245
Increase (decrease) in accrued compensation expense	19,202	(32,127)
Decrease in accounts payable, accrued expenses and other liabilities	(3,968)	(357)
Cash flows due to changes in operating assets and liabilities of consolidated funds:
Increase in dividends and interest receivable	(22,526)	(4,140)
Increase in due from brokers	(2,771)	(8,221)
Increase in receivables for securities sold	(67,461)	(57,076)
(Increase) decrease in other assets	24,528	(1,258)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	26,189	(30,548)
Increase in payables for securities purchased	314,646	35,859
Purchases of securities	(4,367,986)	(2,323,994)
Proceeds from maturities and sales of securities	2,858,001	1,507,179
Net cash used in operating activities	(795,519)	(722,893)
Cash flows from investing activities:
Purchases of U.S. Treasury and other securities	(7,503)	(86,426)
Proceeds from maturities and sales of U.S. Treasury and other securities	15,044	28,313
Corporate investments in funds and companies	(90,684)	(76,354)
Distributions and proceeds from corporate investments in funds and companies	150,591	124,146
Purchases of fixed assets	(171)	(303)
Net cash provided by (used in) investing activities	67,277	(10,624)

(continued)

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) — (Continued)
(in thousands)

	Six months ended June 30,
	2021	2020
Cash flows from financing activities:
Capital contributions, net	$34,873	$18,745
Distributions to Class A unitholders	(331,813)	(21,445)
Distributions to OCGH unitholders	(204,550)	(13,599)
Distributions to preferred unitholders	(13,658)	(13,658)
Cash flows from financing activities of consolidated funds:
Contributions from non-controlling interests	315,064	462,675
Distributions to non-controlling interests	(99,719)	(137,476)
Proceeds from debt obligations issued by CLOs	1,592,719	842,309
Payment of debt issuance costs	(1,827)	(1,974)
Repayment on debt obligations issued by CLOs	(926,441)	(375,804)
Borrowings on credit facilities	575,561	75,380
Repayments on credit facilities	—	(48,490)
Net cash provided by financing activities	940,209	786,663
Effect of exchange rate changes on cash	(5,522)	(8,118)
Net increase in cash and cash-equivalents	206,445	45,028
Initial consolidation (deconsolidation) of funds	(206,796)	(94,261)
Cash and cash-equivalents, beginning balance	1,200,341	841,793
Cash and cash-equivalents, ending balance	$1,199,990	$792,560

Reconciliation of cash and cash-equivalents
Cash and cash-equivalents – Oaktree	$237,149	$245,105
Cash and cash-equivalents – consolidated funds	962,841	547,455
Total cash and cash-equivalents	$1,199,990	$792,560

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Changes in Unitholders’ Capital (Unaudited)
(in thousands)

	Oaktree Capital Group, LLC							Non-controlling Interests in Consolidated Subsidiaries	Total Unitholders’ Capital
	Class A Units	Class B Units	Series A Preferred Units	Series B Preferred Units	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)

Unitholders’ capital as of March 31, 2021	99,137	60,912	$173,669	$226,915	$863,240	$293,055	$(11,606)	$638,601	$2,183,874
Activity for the three months ended:
Cancellation of units associated with forfeitures	—	(77)	—	—	—	—	—	—	—
Capital contributions	—	—	—	—	8,515	—	—	5,226	13,741
Equity reallocation between controlling and non-controlling interests	—	—	—	—	(2,216)	—	—	1,572	(644)
Capital increase related to equity-based compensation	—	—	—	—	1,587	—	—	975	2,562
Distributions declared	—	—	(2,981)	(3,848)	—	(231,559)	—	(142,150)	(380,538)
Net income	—	—	2,981	3,848	—	102,083	—	52,958	161,870
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(4,594)	(2,819)	(7,413)
Unitholders’ capital as of June 30, 2021	99,137	60,835	$173,669	$226,915	$871,126	$163,579	$(16,200)	$554,363	$1,973,452

	Oaktree Capital Group, LLC							Non-controlling Interests in Consolidated Subsidiaries	Total Unitholders’ Capital
	Class A Units	Class B Units	Series A Preferred Units	Series B Preferred Units	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)

Unitholders’ capital as of December 31, 2020	98,677	61,371	$173,669	$226,915	$819,963	$119,920	$(5,414)	$544,935	$1,879,988
Activity for the six months ended:
Net issuance of units	—	4	—	—	—	—	—	—	—
Unit exchange	460	(460)	—	—	—	—	—	—	—
Cancellation of units associated with forfeitures	—	(80)	—	—	—	—	—	—	—
Capital contributions	—	—	—	—	46,015	—	—	5,226	51,241
Equity reallocation between controlling and non-controlling interests	—	—	—	—	1,462	—	—	(4,089)	(2,627)
Capital increase related to equity-based compensation	—	—	—	—	3,686	—	—	2,279	5,965
Distributions declared	—	—	(5,962)	(7,696)	—	(337,143)	—	(207,821)	(558,622)
Net income	—	—	5,962	7,696	—	380,802	—	219,386	613,846
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(10,786)	(5,553)	(16,339)
Unitholders’ capital as of June 30, 2021	99,137	60,835	$173,669	$226,915	$871,126	$163,579	$(16,200)	$554,363	$1,973,452

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
June 30, 2021
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
June 30, 2021
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
June 30, 2021
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
June 30, 2021
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
June 30, 2021
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
June 30, 2021
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
June 30, 2021
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
June 30, 2021
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
June 30, 2021
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
June 30, 2021
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
Incentive Income
Incentive income generally represents 20% of each closed-end fund’s profits, subject to the return of contributed capital and a preferred return of typically 8% per annum, and up to 20% of certain evergreen fund’s annual profits, subject to high-water marks or hurdle rates. Incentive income is recognized when it is probable that a significant reversal will not occur. Revenue recognition is typically met (a) for closed-end funds, only after all contributed capital and the preferred return on that capital have been distributed to the fund’s investors, and (b) for certain evergreen funds, at the conclusion of each annual measurement period. Potential incentive income is highly susceptible to market volatility, the judgment and actions of third parties, and other factors outside of the Company’s control. The Company’s experience has demonstrated little predictive value in the amount of potential incentive income ultimately earned due to the highly uncertain nature of returns inherent in the markets and contingencies associated with many realization events. As a result, the amount of incentive income recognized in any given period is generally determined after giving consideration to a number of factors, including whether the fund is in its investment or liquidation period, and the nature and level of risk associated with changes in fair value of the remaining assets in the fund. In general, it would be unlikely that any amount of potential incentive income would be recognized until (a) the uncertainty is resolved or (b) the fund is near final liquidation, assets are under contract for sale or are at low risk of significant fluctuation in fair value, and the assets are significantly in excess of the threshold at which incentive income would be earned.
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
The Company may earn incentive income upon deconsolidation of a SPAC arising from the completion of a merger with an identified target. Upon deconsolidation, the Company will derecognize the net assets of the entity and record any gain or loss related to the remeasurement of its investments to fair value as incentive income in its condensed consolidated statements of operations. Subsequent fair value changes in the Company’s investments held in the entity will be recorded in investment income in its condensed consolidated statements of operations. For the six months ended June 30, 2021, the Company recorded $72.3 million of incentive income related to the deconsolidation of a SPAC.
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
June 30, 2021
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
June 30, 2021
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
June 30, 2021
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
June 30, 2021
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
June 30, 2021
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
June 30, 2021
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
Recent Accounting Developments
In March 2020, the Financial Accounting Standards Board (“FASB”) issued guidance which provides temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance is effective upon issuance and generally may be elected over time through December 31, 2022. The Company has not adopted any of the optional expedients or exceptions through June 30, 2021, but will continue to evaluate the possible adoption (including potential impact) of any such expedients or exceptions during the effective period as circumstances evolve.
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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2021
($ in thousands, except where noted)
3. REVENUES
The Company provides investment management services through funds and separate accounts. The Company earns revenues from the management fees and incentive income generated by the funds that it manages. Additionally, for acting as a sub-investment manager, or sub-advisor, to certain Oaktree funds, the Company earns sub-advisory fees. Under certain subsidiary services agreements the Company provides certain investment and marketing related services to Oaktree affiliated entities. Revenues are affected by economic factors related to the asset class composition of the holdings and the contractual terms such as the basis for calculating the management fees and investors’ ability to redeem. Substantially all of our incentive income was generated by closed-end funds for the three and six months ended June 30, 2021 and 2020. Revenues by fund structure and sub-advisory fees are set forth below.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Management Fees
Closed-end	$1,389	$323	$2,406	$639
Open-end	1,319	2,435	2,663	4,255
Sub-advisory fees	55,186	48,530	109,151	87,918
Total	$57,894	$51,288	$114,220	$92,812

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Incentive Income
Closed-end and Evergreen	$92,522	$41,021	$643,947	$43,416
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
The table below sets forth contract balances for the periods indicated:

	As of
	June 30, 2021	December 31, 2020

Receivables	$107,997	$80,390
Contract assets (1)	—	64,532
Contract liabilities	(432)	(100)

(1)    The changes in the balances primarily relate to accruals, net of payments received.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2021
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
Consolidated VIEs
As of June 30, 2021, the Company consolidated 22 VIEs for which it was the primary beneficiary, including 9 funds managed by Oaktree and 13 CLOs for which Oaktree serves as collateral manager. As of December 31, 2020, the Company consolidated 23 VIEs.
As of June 30, 2021, the assets and liabilities of the 22 consolidated VIEs representing funds and CLOs amounted to $10.5 billion and $9.1 billion, respectively. The assets of these consolidated VIEs primarily consisted of investments in debt and equity securities, while their liabilities primarily represented debt obligations issued by CLOs. The assets of these VIEs may be used only to settle obligations of the same VIE. In addition, there is no recourse to the Company for the VIEs’ liabilities. In exchange for managing either the funds’ or CLOs’ collateral, the Company typically earns management fees and may earn performance fees, all of which are eliminated in consolidation. As of June 30, 2021, the Company’s investments in consolidated VIEs had a carrying value of $626.1 million, which represented its maximum risk of loss as of that date. The Company’s investments in CLOs are generally subordinated to other interests in the CLOs and entitle the Company to receive a pro-rata portion of the residual cash flows, if any, from the CLOs. Please see note 8 for more information on CLO debt obligations.
Unconsolidated VIEs
The Company holds variable interests in certain VIEs in the form of direct equity interests that are not consolidated because it is not the primary beneficiary, inasmuch as its fee arrangements are considered at-market and it does not hold interests in those entities that are considered more than insignificant.
The carrying value of the Company’s investments in VIEs that were not consolidated are shown below.

	Carrying Value as of
	June 30, 2021	December 31, 2020

Corporate investments	$922,253	$812,264
Due from affiliates	61,079	48,587
Maximum exposure to loss	$983,332	$860,851

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2021
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
Corporate investments consisted of the following:

	As of
Corporate Investments	June 30, 2021	December 31, 2020

Equity-method investments:
Funds	$937,477	$951,660
Companies	4,848	4,863
Other investments, at fair value	75,821	15,429
Total corporate investments	$1,018,146	$971,952
The components of investment income (loss) are set forth below:

	Three months ended June 30,		Six months ended June 30,
Investment Income (Loss)	2021	2020	2021	2020

Equity-method investments:
Funds	$63,689	$71,523	$170,213	$(34,111)
Companies	(37)	194	(15)	322
Other investments, at fair value	(3,112)	(4,310)	3,581	(8,477)
Total investment income (loss)	$60,540	$67,407	$173,779	$(42,266)

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
Each reporting period, the Company evaluates each of its equity-method investments to determine if any are considered significant, as defined by the SEC. For the six months ended June 30, 2021, no individual equity-method investment met the significance criteria.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2021
($ in thousands, except where noted)
Summarized financial information of the Company’s equity-method investments is set forth below.

	Three months ended June 30,		Six months ended June 30,
Statements of Operations	2021	2020	2021	2020
Revenues / investment income	$530,517	$591,728	$943,828	$789,009
Interest expense	(45,063)	(78,416)	(84,004)	(94,586)
Other expenses	(204,371)	(285,029)	(403,629)	(406,003)
Net realized and unrealized gain (loss) on investments	2,780,093	1,082,954	7,116,174	(2,550,754)
Net income (loss)	$3,061,176	$1,311,237	$7,572,369	$(2,262,334)
Other Investments, at Fair Value
Other investments, at fair value primarily consist of (a) investments in certain Oaktree and non-Oaktree funds for which the fair value option of accounting has been elected (b) non-investment grade debt securities, and (c) derivatives utilized to hedge the Company’s exposure to investment income earned from its funds.
The following table summarizes net gains (losses) attributable to the Company’s other investments:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Realized gain	$16,475	$3,415	$25,147	$3,502
Net change in unrealized loss	(19,587)	(7,725)	(21,566)	(11,979)
Total gain (loss)	$(3,112)	$(4,310)	$3,581	$(8,477)

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2021
($ in thousands, except where noted)
Investments of Consolidated Funds
Investments, at Fair Value
Investments held and securities sold short by the consolidated funds are summarized below:

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
United States:
Debt securities:
Communication services	$583,455	$554,779	6.3%	7.1%
Consumer discretionary	576,493	568,195	6.2	7.3
Consumer staples	136,044	118,641	1.5	1.5
Energy	259,924	232,309	2.8	3.0
Financials	371,482	287,291	4.0	3.7
Health care	496,981	410,317	5.4	5.3
Industrials	783,822	727,471	8.4	9.3
Information technology	592,432	504,442	6.4	6.5
Materials	287,942	251,978	3.1	3.2
Real estate	183,106	111,622	2.0	1.4
Utilities	290,899	264,758	3.1	3.4
Other	6,744	11,847	0.1	0.2
Total debt securities (cost: $4,571,368 and $4,064,289 as of June 30, 2021 and December 31, 2020, respectively)	4,569,324	4,043,650	49.2	51.9
Equity securities:
Communication services	38,984	16,822	0.4	0.2
Consumer discretionary	1,090	604	0.0	0.0
Energy	214,621	21,747	2.3	0.3
Financials	158,809	85,715	1.7	1.1
Industrials	133,928	8,752	1.4	0.1
Utilities	100,853	77,085	1.1	1.0
Total equity securities (cost: $638,453 and $282,682 as of June 30, 2021 and December 31, 2020, respectively)	648,285	210,725	6.9	2.7
Real estate:
Real estate	—	6,879	—	0.1
Total real estate securities (cost: $— and $6,760 as of June 30, 2021 and December 31, 2020, respectively)	—	6,879	—	0.1

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2021
($ in thousands, except where noted)

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Europe:
Debt securities:
Communication services	$613,181	$471,595	6.6%	6.0%
Consumer discretionary	789,008	755,084	8.5	9.7
Consumer staples	236,466	219,934	2.5	2.8
Energy	2,117	8,033	0.0	0.1
Financials	65,572	75,988	0.7	1.0
Health care	655,401	629,210	7.1	8.1
Industrials	471,761	487,243	5.1	6.2
Information technology	293,046	255,662	3.2	3.3
Materials	351,655	303,468	3.8	3.9
Real estate	35,410	26,100	0.4	0.3
Utilities	2,715	9,397	0.0	0.1
Other	10,979	4,628	0.1	0.1
Total debt securities (cost: $3,500,942 and $3,233,125 as of June 30, 2021 and December 31, 2020, respectively)	3,527,311	3,246,342	38.0	41.6
Equity securities:
Consumer discretionary	90,395	—	1.0	—
Financials	3,734	2,917	0.0	0.0
Industrials	5,485	—	0.1	—
Total equity securities (cost: $69,132 and $2,919 as of June 30, 2021 and December 31, 2020, respectively)	99,614	2,917	1.1	0.0
Real estate:
Real estate	45,666	—	0.5	—
Total real estate securities (cost: $46,617 and $— as of June 30, 2021 and December 31, 2020, respectively)	45,666	—	0.5	—
Asia and other:
Debt securities:
Communication services	5,083	18,741	0.1	0.2
Consumer discretionary	58,793	35,580	0.6	0.5
Consumer staples	23,192	23,755	0.2	0.3
Energy	23,284	9,247	0.3	0.1
Financials	4,270	12,335	0.0	0.2
Health care	4,618	1,084	0.0	0.0
Industrials	4,443	4,759	0.0	0.1
Information technology	—	3,631	—	0.0
Materials	75,316	68,791	0.8	0.9
Real estate	116,229	75,187	1.3	1.0
Utilities	486	9,619	0.0	0.1
Other	8,091	26,067	0.1	0.3
Total debt securities (cost: $317,930 and $288,452 as of June 30, 2021 and December 31, 2020, respectively)	323,805	288,796	3.5	3.7

Equity securities:
Energy	6,675	—	0.1	—
Industrials	31,177	—	0.3	—
Real estate	36,045	—	0.4	—
Total equity securities (cost: $70,926 and $— as of June 30, 2021 and December 31, 2020, respectively)	73,897	—	0.8	—

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2021
($ in thousands, except where noted)

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Total debt securities	$8,420,440	$7,578,788	90.7%	97.2%
Total equity securities	821,796	213,642	8.8	2.7
Total real estate	45,666	6,879	0.5	0.1
Total investments, at fair value	$9,287,902	$7,799,309	100.0%	100.0%
As of June 30, 2021 and December 31, 2020, no single issuer or investment had a fair value that exceeded 5% of Oaktree’s total consolidated net assets.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2021
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
The following table summarizes net gains (losses) from investment activities:

	Three months ended June 30,
	2021		2020
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Investments and other financial instruments	$2,268	$60,460	$(39,451)	$452,306
CLO liabilities (1)	2,602	7,582	—	(348,695)
Foreign-currency forward contracts (2)	1,073	2,116	685	(827)
Total-return and interest-rate swaps (2)	(79)	1,018	—	—
Options and futures (2)	(715)	(81)	6	4
Warrants (2)	—	126	—	—
Total	$5,149	$71,221	$(38,760)	$102,788

	Six months ended June 30,
	2021		2020
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Investments and other financial instruments	$7,235	$107,832	$(66,725)	$(443,620)
CLO liabilities (1)	4,530	12,145	—	244,358
Foreign-currency forward contracts (2)	(300)	4,822	(11,392)	(23,900)
Total-return and interest-rate swaps (2)	(79)	984	—	—
Options and futures (2)	(193)	118	110	(117)
Warrants (2)	—	(812)	—	—
Total	$11,193	$125,089	$(78,007)	$(223,279)

(1)    Represents the net change in the fair value of CLO liabilities based on the more observable fair value of CLO assets, as measured under the CLO measurement guidance. Please see note 2 for more information.
(2)    Please see note 7 for additional information.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2021
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

	As of June 30, 2021				As of December 31, 2020
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
U.S. Treasury and other securities (1)	$2,164	$—	$—	$2,164	$9,562	$—	$—	$9,562
Corporate investments	41,093	5,353	32,771	79,217	—	4,575	27,045	31,620
Foreign-currency forward contracts (2)	—	1,635	—	1,635	—	459	—	459
Total assets	$43,257	$6,988	$32,771	$83,016	$9,562	$5,034	$27,045	$41,641

Liabilities
Foreign-currency forward contracts (3)	$—	$(874)	$—	$(874)	$—	$(20,051)	$—	$(20,051)

(1)    For U.S. Treasury securities the carrying value approximates fair value due to their short-term nature and are classified as Level I investments within the fair value hierarchy detailed above.
(2)    Amounts are included in other assets, except for $480 as of June 30, 2021, which is included within corporate investments in the consolidated statements of financial condition.
(3)    Amounts are included in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition, except for $685 and $16,191 as of June 30, 2021 and December 31, 2020, respectively, which are included within corporate investments in the condensed consolidated statements of financial condition.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2021
($ in thousands, except where noted)
The table below sets forth a summary of changes in the fair value of Level III financial instruments:

	Three months ended June 30,
	2021	2020

Corporate Investments:
Beginning balance	$27,924	$25,683
Contributions or additions	10,218	—
Distributions	(13,332)	(2,538)
Net gain (loss) included in earnings	7,961	(1,123)
Ending balance	$32,771	$22,022

Net change in unrealized gains (losses) attributable to financial instruments still held at end of period	$(8,515)	$(1,123)

	Six months ended June 30,
	2021	2020

Corporate Investments:
Beginning balance	$27,045	$30,311
Contributions or additions	10,218	1,790
Distributions	(14,024)	(4,997)
Net gain (loss) included in earnings	9,532	(5,082)
Ending balance	$32,771	$22,022

Net change in unrealized gains (losses) attributable to financial instruments still held at end of period	$(7,636)	$(5,082)
The table below sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the Company’s Level III financial instruments:

	Fair Value as of			Significant Unobservable Input
Financial Instrument	June 30, 2021	December 31, 2020	Valuation Technique		Range	Weighted Average

Corporate investment – Limited partnership interests	$32,771	$27,045	Market approach (value of underlying assets)	Not applicable	Not applicable	Not applicable

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2021
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

	As of June 30, 2021				As of December 31, 2020
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Investments:
Corporate debt – bank debt	$—	$6,748,620	$421,031	$7,169,651	$—	$6,363,403	$255,282	$6,618,685
Corporate debt – all other	—	1,074,191	176,598	1,250,789	—	881,018	79,085	960,103
Equities – common stock	146,142	53,859	350,194	550,195	3,052	1	187,370	190,423
Equities – preferred stock	79,416	—	192,185	271,601	—	—	23,219	23,219
Real estate	—	—	45,666	45,666	—	6,879	—	6,879
Total investments	225,558	7,876,670	1,185,674	9,287,902	3,052	7,251,301	544,956	7,799,309
Derivatives:
Foreign-currency forward contracts	—	4,405	—	4,405	—	482	—	482
Swaps	—	5	—	5	—	—	—	—
Options and futures	205	—	—	205	26	—	—	26
Total derivatives (1)	205	4,410	—	4,615	26	482	—	508
Total assets	$225,763	$7,881,080	$1,185,674	$9,292,517	$3,078	$7,251,783	$544,956	$7,799,817

Liabilities
CLO debt obligations:
Senior secured notes	$—	$(6,761,609)	$—	$(6,761,609)	$—	$(6,321,580)	$—	$(6,321,580)
Subordinated notes	—	(309,854)	—	(309,854)	—	(215,278)	—	(215,278)
Total CLO debt obligations (2)	—	(7,071,463)	—	(7,071,463)	—	(6,536,858)	—	(6,536,858)
Derivatives:
Foreign-currency forward contracts	—	(132)	—	(132)	—	(933)	—	(933)
Swaps	—	(979)	—	(979)	—	—	—	—
Options and futures	—	(287)	—	(287)	—	—	—	—
Warrants	—	(7,501)	—	(7,501)	—	—	—	—
Total derivatives (3)	—	(8,899)	—	(8,899)	—	(933)	—	(933)
Total liabilities	$—	$(7,080,362)	$—	$(7,080,362)	$—	$(6,537,791)	$—	$(6,537,791)

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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2021
($ in thousands, except where noted)
The following tables set forth a summary of changes in the fair value of Level III investments:

	Corporate Debt – Bank Debt	Corporate Debt – All Other	Equities – Common Stock	Equities – Preferred Stock	Real Estate	Total
Three months ended June 30, 2021
Beginning balance	$429,031	$112,547	$257,162	$157,022	$—	$955,762
Transfers into Level III	15,261	2,655	—	—	—	17,916
Transfers out of Level III	(40,082)	(11,172)	—	—	—	(51,254)
Purchases	79,746	73,893	95,706	32,372	46,617	328,334
Sales	(65,875)	(554)	(4,579)	(1,655)	—	(72,663)
Realized gain (losses), net	2,290	54	(8,272)	157	—	(5,771)
Unrealized appreciation (depreciation), net	660	(825)	10,177	4,289	(951)	13,350
Ending balance	$421,031	$176,598	$350,194	$192,185	$45,666	$1,185,674
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$(7)	$(306)	$1,787	$4,290	$(951)	$4,813
Three months ended June 30, 2020
Beginning balance	$199,795	$142,280	$364,231	$331	$269,404	$976,041
Deconsolidation of funds	(78,451)	(39,071)	(264,513)	—	(269,404)	(651,439)
Transfers into Level III	2,815	2,518	321	—	—	5,654
Transfers out of Level III	(43,133)	(2,871)	—	—	—	(46,004)
Purchases	79,715	3,601	—	—	—	83,316
Sales	(20,027)	(34,315)	—	—	—	(54,342)
Realized losses, net	(8,803)	—	—	—	—	(8,803)
Unrealized appreciation (depreciation), net	16,768	1,331	120	(117)	—	18,102
Ending balance	$148,679	$73,473	$100,159	$214	$—	$322,525
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$16,093	$2,304	$3,566	$(116)	$(9,941)	$11,906

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2021
($ in thousands, except where noted)

	Corporate Debt – Bank Debt	Corporate Debt – All Other	Equities – Common Stock	Equities – Preferred Stock	Real Estate	Total
Six months ended June 30, 2021
Beginning balance	$255,283	$79,085	$187,370	$23,219	$—	$544,957
Deconsolidation of funds	(3,065)	—	—	—	—	(3,065)
Transfers into Level III	51,283	2,960	5	—	—	54,248
Transfers out of Level III	(66,400)	(15,216)	—	—	—	(81,616)
Purchases	257,025	108,964	165,500	160,862	46,617	738,968
Sales	(79,880)	(4,486)	(4,794)	(1,655)	—	(90,815)
Realized gain, net	3,421	440	(8,272)	157	—	(4,254)
Unrealized appreciation (depreciation), net	3,364	4,851	10,385	9,602	(951)	27,251
Ending balance	$421,031	$176,598	$350,194	$192,185	$45,666	$1,185,674
Net change in unrealized appreciation attributable to assets still held at end of period	$2,965	$5,411	$2,006	$9,602	$(950)	$19,034
Six months ended June 30, 2020
Beginning balance	$77,736	$103,172	$130,437	$657	$230,741	$542,743
Deconsolidation of funds	(78,451)	(39,071)	(264,513)	—	(269,404)	(651,439)
Transfers into Level III	119,991	56,040	354	—	—	176,385
Transfers out of Level III	(44,260)	(14,964)	—	—	—	(59,224)
Purchases	117,135	16,459	264,909	—	38,663	437,166
Sales	(20,202)	(37,329)	—	—	—	(57,531)
Realized losses, net	(8,806)	(58)	—	—	—	(8,864)
Unrealized depreciation, net	(14,464)	(10,776)	(31,028)	(443)	—	(56,711)
Ending balance	$148,679	$73,473	$100,159	$214	$—	$322,525
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$(7,459)	$(5,021)	$(302)	$(428)	$—	$(13,210)
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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2021
($ in thousands, except where noted)
The following table sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the consolidated funds’ Level III investments as of June 30, 2021:

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (1)(2)	Range	Weighted Average (3)

Credit-oriented investments:
Communication services	$67,543	Discounted cash flow (4)	Discount rate	11% - 13%	13%
	11,793	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Consumer discretionary:	27,639	Discounted cash flow (4)	Discount rate	11% - 13%	12%
	26,886	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Energy:	85,234	Recent transaction price (6)	Quoted prices	Not applicable	Not applicable
	1,971	Discounted cash flow (4)	Discount rate	12% - 14%	13%
Financials:	77,315	Market approach (comparable companies) (7)	Multiple of underlying assets (8)	0.9x - 1.1x	1x
	69,671	Discounted cash flow (4)	Discount rate	10% - 12%	11%
	59,629	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	58,522	Recent transaction price (6)	Quoted prices	Not applicable	Not applicable
Health care:	68,719	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Other:	42,707	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Equity investments:
	306,977	Recent transaction price (6)	Quoted prices	Not applicable	Not applicable
	129,658	Discounted cash flow (4)	Discount rate	7% - 16%	11%
	39,014	Market approach (comparable companies) (7)	Revenue multiple (9)	15x - 16x	16x
	35,553	Market approach (comparable companies) (7)	Earnings multiple (10)	5x - 16x	10x
	31,177	Market approach (comparable companies) (7)	Multiple of underlying assets (8)	0.9x - 1.1x	1x
Real estate-oriented investments:
	45,666	Recent transaction price (6)	Quoted prices	Not applicable	Not applicable
Total Level III investments	$1,185,674

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2021
($ in thousands, except where noted)
The following table sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the consolidated funds’ Level III investments as of December 31, 2020:

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (1)(2)	Range	Weighted Average (3)

Credit-oriented investments:
Energy:	$14,318	Discounted cash flow (4)	Discount rate	7% - 9%	8%
	10,431	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Financials:	24,301	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Health care:	20,447	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Industrials:	50,263	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	12,298	Recent transaction price (6)	Quoted prices	Not applicable	Not applicable
Materials:	59,615	Recent transaction price (6)	Quoted prices	Not applicable	Not applicable
Real estate:	78,635	Recent transaction price (6)	Quoted prices	Not applicable	Not applicable
	18,177	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Other:	38,932	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	6,951	Discounted cash flow (4)	Discount rate	6% – 8%	7%
Equity investments:
	133,779	Recent transaction price (6)	Quoted prices	Not applicable	Not applicable
	76,809	Discounted cash flow (4)	Discount rate	6% - 8%	7%
Total Level III investments	$544,956

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
(7)    A market approach is generally used to value distressed investments and investments in which the consolidated funds have a controlling interest in the underlying issuer
(8)    A market approach using the value of underlying assets utilizes a multiple, based on comparable companies, of underlying assets or the net book value of the portfolio company. The Company typically obtains the value of underlying assets from the underlying portfolio company’s financial statements or from pricing vendors. The Company may value the underlying assets by using prices and other relevant information from market transactions involving comparable assets.
(9)    Revenue multiples are based on comparable public companies and transactions with comparable companies. The Company typically applies the multiple to trailing twelve-months' revenue. However, in certain cases other revenue measures, such as pro forma revenue, may be utilized if deemed to be more relevant
(10)    Earnings multiples are based on comparable public companies and transactions with comparable companies. The Company typically utilizes multiples of EBITDA; however, in certain cases the Company may use other earnings multiples believed to be most relevant to the investment. The Company typically applies the multiple to trailing twelve-months’ EBITDA. However, in certain cases other earnings measures, such as pro forma EBITDA, may be utilized if deemed to be more relevant.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2021
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
During the three months ended June 30, 2021, the valuation technique for one Level III credit-oriented investment changed from recent transaction price to discounted cash flow and another from discounted cash flow to recent market information. There were no changes in the valuation techniques for Level III securities for the three months ended June 30, 2020.
7. DERIVATIVES AND HEDGING
The fair value of freestanding derivatives consisted of the following:

	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
As of June 30, 2021
Foreign-currency forward contracts	$197,878	$1,635	$(146,834)	$(874)

As of December 31, 2020
Foreign-currency forward contracts	$22,624	$459	$(288,626)	$(20,051)
Realized and unrealized gains and losses arising from freestanding derivatives were recorded in the condensed consolidated statements of operations as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Investment income	$(976)	$241	$7,939	$1,597
General and administrative expense (1)	(50)	(6,954)	3,618	(2,638)
Total	$(1,026)	$(6,713)	$11,557	$(1,041)

(1)    To the extent that the Company’s freestanding derivatives are utilized to hedge its foreign-currency exposure to investment income and management fees earned from consolidated funds, the related hedged items are eliminated in consolidation, with the derivative impact (a positive number reflects a reduction in expenses) reflected in consolidated general and administrative expense.
There were no derivatives outstanding that were designated as hedging instruments for accounting purposes as of June 30, 2021 and December 31, 2020. Additionally, the Company had not designated any derivatives as fair-value hedges or hedges of net investments in foreign operations as of June 30, 2021 and December 31, 2020.

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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2021
($ in thousands, except where noted)
The fair value of derivatives held by the consolidated funds consisted of the following:

	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
As of June 30, 2021
Foreign-currency forward contracts	$128,369	$4,410	$(9,747)	$(1,111)
Options and futures	128,146	205	(448)	(287)
Warrants	—	—	—	(7,501)
Total	$256,515	$4,615	$(10,195)	$(8,899)

As of December 31, 2020
Foreign-currency forward contracts	$28,638	$482	$(47,787)	$(933)
Options and futures	22,567	26	—	—
Total	$51,205	$508	$(47,787)	$(933)

The impact of derivatives held by the consolidated funds in the consolidated statements of operations was as follows:

	Three months ended June 30,
	2021		2020
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Foreign-currency forward contracts	$1,073	$2,116	$685	$(827)
Total-return and interest-rate and credit default swaps	(79)	1,018	—	—
Options and futures	(715)	(81)	6	4
Warrants	—	126	—	—
Total	$279	$3,179	$691	$(823)

	Six months ended June 30,
	2021		2020
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Foreign-currency forward contracts	$(300)	$4,822	$(11,392)	$(23,900)
Total-return and interest-rate and credit default swaps	(79)	984	—	—
Options and futures	(193)	118	110	(117)
Warrants	—	(812)	—	—
Total	$(572)	$5,112	$(11,282)	$(24,017)

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2021
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

	Gross Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of June 30, 2021		Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Foreign-currency forward contracts	$1,635	$353	$—	$1,282
Derivative assets of consolidated funds:
Foreign-currency forward contracts	4,410	—	—	4,410
Options and futures	205	—	—	205
Subtotal	4,615	—	—	4,615
Total	$6,250	$353	$—	$5,897

Derivative Liabilities:
Foreign-currency forward contracts	$(874)	$(353)	$—	$(521)
Derivative liabilities of consolidated funds:
Foreign-currency forward contracts	(1,111)	—	—	(1,111)
Options and futures	(287)	—	—	(287)
Warrants	(7,501)	—	—	(7,501)
Subtotal	(8,899)	—	—	(8,899)
Total	$(9,773)	$(353)	$—	$(9,420)

	Gross Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of December 31, 2020		Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Foreign-currency forward contracts	$459	$459	$—	$—
Derivative assets of consolidated funds:
Foreign-currency forward contracts	482	—	—	482
Options and futures	26	—	—	26
Subtotal	508	—	—	508
Total	$967	$459	$—	$508

Derivative Liabilities:
Foreign-currency forward contracts	$(20,051)	$(459)	$—	$(19,592)
Derivative liabilities of consolidated funds:
Foreign-currency forward contracts	(933)	—	—	(933)
Total	$(20,984)	$(459)	$—	$(20,525)

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2021
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
Oaktree Capital I, along with certain other Oaktree Operating Group members as co-borrowers, are parties to a credit agreement with a subsidiary of Brookfield that provides for a subordinated credit facility maturing on May 19, 2023. The subordinated credit facility has a revolving loan commitment of $250 million and borrowings generally bear interest at a spread to either LIBOR or an alternative base rate. Borrowings on the subordinated credit facility are subordinate to the outstanding debt obligations and borrowings on the primary credit facility of Oaktree Capital I and its co-borrowers. Oaktree Capital I is jointly and severally liable, along with its co-obligors for outstanding borrowings on the subordinated credit facility. For reasons set forth in the preceding paragraph, the Company’s financial statements generally will not reflect debt obligations, interest expense or related liabilities associated with its operating subsidiaries until such time as Oaktree Capital I directly borrows from the subordinated credit facility. No amounts were outstanding on the subordinated credit facility as of June 30, 2021.
As of June 30, 2021, Oaktree Capital I is jointly and severally liable, along with its co-obligors, for the debt obligations listed below with an aggregate outstanding principal balance of $850 million. The Company’s maximum exposure to these debt obligations is set forth below:

	As of
	June 30, 2021	December 31, 2020

$250,000, 3.78%, issued in December 2017, payable on December 18, 2032	$250,000	$250,000
Credit facility, issued in March 2014, variable rate obligations payable on December 13, 2024	—	—
$50,000, 3.91%, issued in September 2014, payable on September 3, 2024	50,000	50,000
$100,000, 4.01%, issued in September 2014, payable on September 3, 2026	100,000	100,000
$100,000, 4.21%, issued in September 2014, payable on September 3, 2029	100,000	100,000
$100,000, 3.69%, issued in July 2016, payable on July 12, 2031	100,000	100,000
$200,000, 3.64%, issued in July 2020, payable on July 22, 2030	200,000	200,000
$50,000, 3.84%, issued in July 2020, payable on July 22, 2035	50,000	50,000
Total remaining principal	$850,000	$850,000
Oaktree’s credit facility was amended on December 13, 2019 to among other things, increase the revolving loan commitment from $500 million to $650 million, provide for the refinancing of the then-outstanding $150 million term loan with revolving loans, extend the maturity date from March 29, 2023 to December 13, 2024, favorably update the commitment fee and interest rate in the corporate ratings-based pricing grid and increase the asset under management covenant threshold from $60 billion to $65 billion. Borrowings generally bear interest at a

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2021
($ in thousands, except where noted)
spread to either LIBOR or an alternative base rate. Based on the current credit ratings of OCM, the interest rate on borrowings is LIBOR plus 0.88% per annum and the commitment fee on the unused portions of the revolving credit facility is 0.08% per annum. The credit agreement contains customary financial covenants and restrictions, including ones regarding a maximum leverage ratio and a minimum required level of assets under management (as defined in the credit agreement, as amended above). As of June 30, 2021, OCM had no outstanding borrowings under the revolving credit facility. OCM and the Company were in compliance with all financial maintenance covenants associated with its senior notes and bank credit facility as of June 30, 2021 and December 31, 2020, respectively.
Credit Facilities of the Consolidated Funds
Certain consolidated funds may maintain revolving credit facilities that are secured by the assets of the fund or may issue senior variable rate notes to fund investments on a longer term basis, generally up to ten years. The obligations of the consolidated funds are nonrecourse to the Company.
The consolidated funds had the following debt obligations outstanding:

	Outstanding Amount as of		Senior variable rate notes key terms as of June 30, 2021
Credit Agreement	June 30, 2021	December 31, 2020	Facility Capacity	Effective Interest Rate	Weighted Average Remaining Maturity (years)	Commitment Fee Rate	L/C Fee
Revolving credit facility (1)	$946,480	$370,920	$1,145,288	1.94%	1.1	0.25%	N/A
Less: Debt issuance costs	(4,816)	(4,932)
Total debt obligations, net (2)	$941,664	$365,988

(1)    The credit facility capacity is calculated on a pro rata basis using fund commitments as of June 30, 2021.
(2)    For the revolving credit facilities, amount is shown net of debt issuance costs that are included in other assets, net at June 30, 2021.
As of June 30, 2021 and December 31, 2020, the consolidated funds had debt obligations with an aggregate outstanding principal balance of $946.5 million and $370.9 million, respectively. The carrying value of the revolving credit facilities approximated fair value due to recent issuance. Financial instruments that are valued using quoted prices for the security or similar securities are generally classified as Level III because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities, or may require adjustment for investment-specific factors or restrictions.
Debt Obligations of CLOs
Debt obligations of CLOs represent amounts due to holders of debt securities issued by the CLOs, as well as term loans of CLOs that had not priced as of period end. Outstanding debt obligations of CLOs were as follows:

	As of June 30, 2021			As of December 31, 2020
	Fair Value (1)	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)	Fair Value (1)	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)
Senior secured notes	$6,761,609	1.83%	10.5	$6,321,580	2.00%	10.2
Subordinated notes (2)	309,854	N/A	11.4	215,278	N/A	10.6
Total CLO debt obligations	$7,071,463			$6,536,858

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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2021
($ in thousands, except where noted)
The debt obligations of CLOs are nonrecourse to the Company and are backed by the investments held by the respective CLO. Assets of one CLO may not be used to satisfy the liabilities of another. As of June 30, 2021 and December 31, 2020, the fair value of CLO assets was $8.2 billion and $7.3 billion, respectively, and consisted of cash, corporate loans, corporate bonds and other securities.
The fair value of the Company’s CLO beneficial interests held at June 30, 2021 was calculated using a discounted cash flow model specific to each investment structure. The significant valuation inputs, including the input range and weighted average rate, are as follows:

Valuation Input	Low	High	Weighted Average Rate

Discount rates	10.0%	35.0%	14.6%
Constant default rates	2.0%	2.0%	2.0%
Recovery rates	65.0%	70.0%	67.4%
As of June 30, 2021, future scheduled principal or par value payments with respect to the debt obligations of CLOs were as follows:

Remainder of 2021	$—
2022	—
2023	—
2024	301,719
2025	—
Thereafter	6,820,562
Total	$7,122,281

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2021
($ in thousands, except where noted)
9. LEASES
The Company has operating leases related to office space and certain equipment with remaining lease terms expiring within one year through 2031, some of which include options to extend the leases for up to five years and some of which include options to terminate the leases within one year. As of June 30, 2021, there were no finance leases outstanding and no additional operating leases that have not yet commenced.
The components of lease expense included in general and administrative expense were as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Operating lease cost	$2,029	$1,661	$4,034	$3,330
Sublease income	(103)	(92)	(205)	(189)
Total lease cost	$1,926	$1,569	$3,829	$3,141

Supplemental cash flow information related to leases was as follows:

Six months ended June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$3,648
Weighted average remaining lease term for operating leases (in years)	9.40
Weighted average discount rate for operating leases	4.3%
As of June 30, 2021, maturities of operating lease liabilities were as follows:

Remainder of 2021	$3,528
2022	6,713
2023	5,850
2024	4,825
2025	4,740
Thereafter	26,566
Total lease payments	52,222
Less: imputed interest	(9,455)
Total operating lease liabilities	$42,767

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2021
($ in thousands, except where noted)
10. NON-CONTROLLING REDEEMABLE INTERESTS IN CONSOLIDATED FUNDS
The following table sets forth a summary of changes in the non-controlling redeemable interests in the consolidated funds. Dividends reinvested and in-kind contributions or distributions are non-cash in nature and have been presented on a gross basis in the table below.

	Six months ended June 30,
	2021	2020

Beginning balance	$715,347	$866,222
Fund consolidation and deconsolidation, net	(192,941)	(659,844)
Contributions	315,064	462,675
Distributions	(99,719)	(137,478)
Net income (loss)	111,891	(160,362)
Change in distributions payable	10,098	2
Change in contribution receivable	—	15,826
Foreign currency translation and other, net	(14,787)	4,250
Ending balance	$844,953	$391,291
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
As of June 30, 2021 and December 31, 2020, OCGH units represented 60,834,959 of the total 159,971,579 Oaktree Operating Group units and 61,370,607 of the total 160,047,647 Oaktree Operating Group units, respectively. Based on total allocable capital of $1,445,140 and $1,421,127 as of June 30, 2021 and December 31, 2020, respectively, the OCGH non-controlling interest was $554,363 and $544,935. As of June 30, 2021 and December 31, 2020, there were no non-controlling interests attributable to third parties.
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
June 30, 2021
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
June 30, 2021
($ in thousands, except where noted)
The following table sets forth a summary of net income attributable to the preferred unitholders, the OCGH non-controlling interest and the Class A common unitholders:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Weighted average Oaktree Operating Group units outstanding (in thousands):
OCGH non-controlling interest	60,869	61,369	61,104	61,569
Class A unitholders	99,137	98,677	98,923	98,346
Total weighted average units outstanding	160,006	160,046	160,027	159,915
Oaktree Operating Group net income (loss):
Net income attributable to preferred unitholders (1)	$6,829	$6,829	$13,658	$13,658
Net income (loss) attributable to OCGH non-controlling interest	52,548	63,418	217,183	(42,299)
Net income (loss) attributable to OCG Class A unitholders	85,588	101,282	350,505	(65,780)
Oaktree Operating Group net income (loss)	$144,965	$171,529	$581,346	$(94,421)
Net income (loss) attributable to OCG Class A unitholders:
Oaktree Operating Group net income (loss) attributable to OCG Class A unitholders	$85,588	$101,282	$350,505	$(65,780)
Non-Operating Group income and expense	16,495	108	30,297	(558)
Net income (loss) attributable to OCG Class A unitholders	$102,083	$101,390	$380,802	$(66,338)

(1)    Represents distributions declared, if any, on the preferred units.
The change in the Company’s ownership interest in the Oaktree Operating Group is set forth below:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Net income (loss) attributable to OCG Class A unitholders	$102,083	$101,390	$380,802	$(66,338)
Equity reallocation between controlling and non-controlling interests	(2,216)	(1,912)	1,462	2,013
Change from net income (loss) attributable to OCG Class A unitholders and transfers from non-controlling interests	$99,867	$99,478	$382,264	$(64,325)
Please see notes 11, 12 and 13 for additional information regarding transactions that impacted unitholders’ capital.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2021
($ in thousands, except where noted)
12. EARNINGS PER UNIT
The computation of net income (loss) per Class A unit is set forth below:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands, except per unit amounts)
Net income (loss) per Class A unit (basic and diluted):
Net income (loss) attributable to OCG Class A unitholders	$102,083	$101,390	$380,802	$(66,338)
Weighted average number of Class A units outstanding (basic and diluted)	99,137	98,677	98,923	98,346
Basic and diluted net income (loss) per Class A unit	$1.03	$1.03	$3.85	$(0.67)
Prior to the Mergers, OCGH units could be exchanged on a one-for-one basis into Class A units, subject to certain restrictions. The exchange of these units would have proportionally increased the Company’s interest in the Oaktree Operating Group. Subsequent to the Mergers, OCGH units are no longer exchangeable into Class A units. As the restrictions set forth in the then-current exchange agreement were in place for each applicable reporting period, OCGH units were not included in the computation of diluted earnings per unit for the three and six months ended June 30, 2021 and 2020.
Certain compensation arrangements include performance-based awards that could result in the issuance of OCGH units, which would vest over periods of four to ten years from date of issuance. As of and for the three and six months ended June 30, 2021 and 2020, no OCGH units were considered issuable under the terms of these arrangements; consequently, no contingently issuable units were included in the computation of diluted earnings per unit for those periods.
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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2021
($ in thousands, except where noted)
During the six months ended June 30, 2021, the Company granted LTIP awards valued at $18.0 million to employees, partners and directors of the Company and its subsidiaries, subject to annual vesting over a weighted average period of approximately 4.0 years. No awards were granted during the three months ended June 30, 2021. As of June 30, 2021, the Company expected to recognize compensation expense on its unvested LTIP awards of $53.4 million, subject to adjustment based on future performance, over a weighted average period of 3.5 years. During the three and six months ended June 30, 2021, the Company recognized $4.3 million and $7.5 million, respectively, of compensation expense related to the LTIP, which was included in compensation and benefits expense in the condensed consolidated statement of operations.
Equity-Based Compensation
In December 2011, the Company adopted the 2011 Oaktree Capital Group, LLC Equity Incentive Plan (the “2011 Plan”). The 2011 Plan provides for the granting of options, unit appreciation rights, restricted unit awards, unit bonus awards, phantom equity awards or other unit-based awards to senior executives, directors, officers, certain employees, consultants, and advisors of the Company and its affiliates. As of June 30, 2021, a maximum of 24,007,147 units have been authorized to be awarded pursuant to the 2011 Plan, and 15,757,235 units (including 2,000,000 EVUs) have been awarded under the 2011 Plan. Each Class A and OCGH unit, when issued, represents an indirect interest in one Oaktree Operating Group unit. Total vested and unvested Converted OCGH Units, OCGH units and Class A units issued and outstanding were 159,971,579 as of June 30, 2021.
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
June 30, 2021
($ in thousands, except where noted)
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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2021
($ in thousands, except where noted)
OCGH Unit Awards
The Company did not grant any OCGH units during the six months ended June 30, 2021. As of June 30, 2021, the Company expected to recognize compensation expense on its unvested OCGH unit and Converted OCGH unit awards of $21.0 million over a weighted average period of 3.0 years. With respect to forfeitures, the Company made an accounting policy election to account for forfeitures when they occur. Accordingly, no forfeitures have been assumed in the calculation of compensation expense.
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
June 30, 2021
($ in thousands, except where noted)
A summary of the status of the Company’s unvested Converted OCGH units and other OCGH unit awards and changes for the period presented are set forth below (actual dollars per unit):

	Converted OCGH Units (1)		OCGH Units
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value

Balance as of December 31, 2020 (2)	462,742	$46.25	556,352	$37.87
Granted	—	—	—	—
Vested	(180,831)	45.34	(164,193)	37.66
Forfeited	(2,450)	49.52	—	—
Balance as of June 30, 2021	279,461	$46.81	392,159	$37.96

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

Equity Value Units
OCGH equity value units (“EVUs”) represent special limited partnership units in OCGH that entitle the holder the right to receive special distributions that will be settled in OCGH units, based on value created during a specified period in excess of a fixed “Base Value.” The value created is measured on a per unit basis, based on the appreciation of the OCGH units (before the Merger, the Class A units) and certain components of quarterly distributions with respect to OCGH units over the period beginning on January 1, 2015 and ending on each of December 31, 2019, December 31, 2020 and December 31, 2021, with one-third of the EVUs recapitalizing on each such date. As of June 30, 2021, the value created did not exceed the Base Value. EVUs also give the holder the right, subject to service vesting and Oaktree performance relative to the accreting Base Value, to receive certain quarterly distributions from OCGH. EVUs do not entitle the holder to any voting rights.
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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2021
($ in thousands, except where noted)
Deferred Equity Units
A deferred equity unit represents a special unit award that, when vested, will be settled with an unvested OCGH unit on a one-for-one basis. The number of deferred equity units that will vest is based on the achievement of certain performance targets through June 2024. Once a performance target has been met, the applicable number of OCGH units will be issued and begin to vest over periods of up to 10.0 years. The holder of a deferred equity unit is not entitled to any distributions until settled by the issuance of an OCGH unit. As of June 30, 2021, there were 767,499 deferred equity units outstanding, none of which were expected to vest. All of the outstanding deferred equity units were granted to employees of OCM, accordingly, subsequent to the Restructuring, compensation expense related to these awards is no longer included in these condensed consolidated financial statements.
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
Incentive Income
In addition to the incentive income recognized by the Company, certain of its funds have amounts recorded as potentially allocable to the Company as its share of potential future incentive income, based on each fund’s net asset value. Inasmuch as this incentive income is contingent upon future investment activity and other factors, it is not recognized by the Company as revenue until it is probable that a significant reversal will not occur. As of June 30, 2021 and December 31, 2020, respectively, the aggregate of such amounts recorded at the fund level in excess of incentive income recognized by the Company was $1,862,009 and $1,321,782, for which related direct incentive income compensation expense was estimated to be $1,002,942 and $710,774, respectively.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2021
($ in thousands, except where noted)
Commitments to Funds
As of June 30, 2021 and December 31, 2020, the Company, generally in its capacity as general partner, had undrawn capital commitments of $326.2 million and $350.6 million, respectively, including commitments to both unconsolidated and consolidated funds. Additionally, as of June 30, 2021 the Company had undrawn capital commitments of $675.0 million in its capacity as a limited partner in Opps XI (as defined in note 16).
Investment Commitments of the Consolidated Funds
Certain of the consolidated funds are parties to credit arrangements that provide for the issuance of letters of credit and/or revolving loans, which may require the particular fund to extend loans to investee companies. The consolidated funds use the same investment criteria in making these commitments as they do for investments that are included in the condensed consolidated statements of financial condition. The unfunded liability associated with these credit arrangements is equal to the amount by which the contractual loan commitment exceeds the sum of funded debt and cash held in escrow, if any. As of June 30, 2021 and December 31, 2020, the consolidated funds had potential aggregate commitments of $1.5 million and $1.1 million, respectively. These commitments are expected to be funded by the funds’ cash balances, proceeds from asset sales or drawdowns against existing capital commitments.
A consolidated fund may agree to guarantee the repayment obligations of certain investee companies. As of June 30, 2021 and December 31, 2020, there were no guaranteed amounts under such arrangements.
Certain consolidated funds are investment companies that are required to disclose financial support provided or contractually required to be provided to any of their portfolio companies. During the six months ended June 30, 2021, the consolidated funds did not provide any financial support to portfolio companies.
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

	As of
	June 30, 2021	December 31, 2020
Due from affiliates:
Loans to affiliates and employees	$31,000	$2,372
Amounts due from unconsolidated funds	55,997	6,429
Management fees and incentive income due from unconsolidated funds and affiliates	107,997	119,600
Payments made on behalf of unconsolidated entities	31,624	905
Non-interest bearing advances made to certain non-controlling interest holders and employees	439	235
Total due from affiliates	$227,057	$129,541
Due to affiliates:
Amounts due to unconsolidated entities	$1,318	$9,688
Amounts due to senior executives, certain non-controlling interest holders and employees	532	—
Total due to affiliates	$1,850	$9,688

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2021
($ in thousands, except where noted)
Loans To Affiliates and Employees
Loans primarily consist of interest-bearing loans made to affiliates and interest-bearing loans made to certain Oaktree employees to meet tax obligations related to vesting of equity awards. Loans to affiliates as of June 30, 2021 were $31.0 million and generated interest income of $13 during the period. The employee loans, which are generally recourse to the borrower or secured by vested equity and other collateral, typically bear interest at the Company’s cost of debt. As of June 30, 2021, there were no Company loans to employees, and as of June 30, 2020, the Company’s loans to employees totaled $2.6 million. The Company’s loans generated interest income of $2 and $3 for the three and six months ended June 30, 2021, respectively, and $2 and $5 for the three and six months ended June 30, 2020, respectively.
Due From Oaktree Funds
In the normal course of business, the Company advances certain expenses on behalf of Oaktree funds. Amounts advanced on behalf of consolidated funds are eliminated in consolidation. Certain expenses paid by the Company, which typically are employee travel and other costs associated with particular portfolio company holdings, are reimbursed to the Company by the portfolio companies. In addition, the Company recognizes distributions and proceeds from corporate investments in Oaktree funds for which it serves as general partner, and other third-party managed funds and companies as receivables when certain criteria is met.
Revenues Earned From Oaktree Funds
In aggregate, management fees and incentive income earned from unconsolidated Oaktree funds totaled $94.2 million and $647.2 million for the three and six months ended June 30, 2021, respectively, and $41.9 million and $45.2 million for the three and six months ended June 30, 2020, respectively.
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
June 30, 2021
($ in thousands, except where noted)
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
The Company incurred administrative services expense of $0.2 million and $0.4 million for the three and six months ended June 30, 2021, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2020, respectively. As of June 30, 2021 and December 31, 2020, no amounts and $0.8 million, respectively were included in “Due to affiliates” in the condensed consolidated statements of financial condition.
Leases
OCM leases certain office space from affiliates of Brookfield. Effective with the Restructuring, OCM’s lease expense and obligations are no longer included in these condensed consolidated financial statements.
Subordinated Credit Facility
Oaktree Capital I, along with certain other Oaktree Operating Group members as co-borrowers, are parties to a credit agreement with a subsidiary of Brookfield that provides for a subordinated credit facility maturing on May 19, 2023. The subordinated credit facility has a revolving loan commitment of $250 million and borrowings generally bear interest at a spread to either LIBOR or an alternative base rate. Borrowings on the subordinated credit facility are subordinate to the outstanding debt obligations and borrowings on the primary credit facility of Oaktree Capital I and its co-borrowers as detailed in note 8. Oaktree Capital I is jointly and severally liable, along with its co-obligors for outstanding borrowings on the subordinated credit facility. As set forth in note 8, the Company’s financial statements generally will not reflect debt obligations, interest expense or related liabilities associated with its operating subsidiaries until such time as Oaktree Capital I directly borrows from the subordinated credit facility. No amounts were outstanding on the subordinated credit facility as of June 30, 2021.
Investment in Oaktree Opportunities Fund XI
On August 3, 2020, the Company subscribed for a limited partner interest in, and made a capital commitment of, $750 million to Oaktree Opportunities Fund XI, L.P., a parallel investment vehicle thereof or a feeder fund in respect of one of the foregoing (such limited partner interest, the “Opps XI Investment” and such fund entities collectively, “Opps XI”). In order to make the Opps XI Investment, the Company’s sole Class A unitholder, or one of its affiliates, will contribute cash as a capital contribution (the “Opps XI Investment Cash”) as and to the extent required to satisfy the Company’s obligations to Opps XI. The Company will use the Opps XI Investment Cash solely to fund the Opps XI Investment and satisfy its obligations in respect of Opps XI and distributions from the Opps XI Investment are intended for the benefit of the Class A unitholder, subject to applicable law. The Company’s preferred unitholders should not rely on distributions received by the Company in respect of the

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2021
($ in thousands, except where noted)
Company’s Opps XI Investment for payment of dividends or redemption of the preferred units. During the six months ended June 30, 2021, the Company funded $37.5 million of its capital commitment. As of June 30, 2021, the Company has funded in the aggregate $75 million of the $750 million capital commitment.
Intercompany Credit Facility Notes
On May 7, 2021 the Company, through its consolidated subsidiary Oaktree Capital I, L.P, entered into two revolving line of credit notes with Oaktree Capital Management, L.P., one as a borrower and the other as a lender. Both revolving line of credit notes allow for outstanding principal amounts not to exceed $250.0 million and mature on May 7, 2024. As of June 30, 2021, Oaktree Capital Management, L.P. has borrowed $31.0 million from the Company through Oaktree Capital I, L.P.
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
18. SUBSEQUENT EVENTS
Class A Unit Distributions
A distribution of $0.50 per Class A unit was paid on August 10, 2021 to holders of record at the close of business on July 30, 2021.
Preferred Unit Distributions
A distribution of $0.414063 per Series A preferred unit will be paid on September 15, 2021 to Series A preferred unitholders of record at the close of business on September 1, 2021.
A distribution of $0.409375 per Series B preferred unit will be paid on September 15, 2021 to Series B preferred unitholders of record at the close of business on September 1, 2021.

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
Business Environment and Developments
As a global investment manager, Oaktree is affected by a wide range of factors, including the condition of the global economy and financial markets; the relative attractiveness of Oaktree’s investment strategies and investors’ demand for them; and regulatory or other governmental policies or actions. Global economic conditions can significantly impact the values of Oaktree’s and its funds’ investments and the ability to make new investments or sell existing investments for these funds. Historically, however, Oaktree’s diversified nature, of both its investment strategies and revenue mix, has generally allowed it to benefit from both strong and weak economic environments. Weak economies and the declining financial markets that typically accompany them tend to dampen revenues from asset-based management fees, investment realizations or price appreciation, but their prospect can present opportunities to raise relatively larger amounts of capital for certain strategies, especially opportunistic credit. Additionally, weak financial markets may also present more opportunities for funds to make investments at reduced prices. Conversely, strong financial markets generally increase the value of fund investments, which positions Oaktree, and us, for growth in management fees that are based on asset value, and typically create favorable exit opportunities that enhance the prospect for incentive income and fund-related realized investment income proceeds. Those same markets may delay or diminish opportunities to deploy capital and thus management fees from certain funds.
COVID-19 continues to pose serious threats to the health and economic wellbeing of the worldwide population and the overall economy in light of COVID-19 variants that seem to spread more easily than the original COVID-19 virus. The number of reported COVID-19 infections are rising again in certain countries worldwide likely due to these variants and the relaxation of certain efforts to mitigate the spread of COVID-19 previously imposed by governmental authorities. While the equity markets have rebounded from their steep declines in March 2020 after the World Health Organization announced that infections of COVID-19 had become a pandemic, there is continued uncertainty as to the duration of the global health and economic impact caused by COVID-19 even with COVID-19 vaccines now available. Actions at the outset of the pandemic that were intended to mitigate the spread of COVID-19 and the worldwide efforts to isolate at home and practice social distancing had caused a dramatic increase in unemployment and economic instability in the United States and in certain other regions in which Oaktree operates. While such instability in certain parts of the world, including in the United States, have shown signs of recovery in large part because of the availability of COVID-19 vaccines, the continued uncertainty of COVID-19 variants may lead to renewed governmental efforts to mitigate COVID-19 spread seen at the beginning of the pandemic. Such renewed mitigation efforts will create significant uncertainty and volatility in Oaktree’s business and its funds’ and their respective portfolio companies’ businesses as compared to pre-pandemic levels.
Prolonged difficult market and economic conditions and uncertainty caused by COVID-19 will adversely impact the valuations of Oaktree’s and its funds’ investments, particularly if the value of an investment is determined in whole or in part by reference to public equity, public debt, or private debt markets. However, while any market dislocation caused by COVID-19 will adversely impact the value of Oaktree’s and its funds’ investments, the increased volatility in the financial markets may also present attractive investment opportunities for certain Oaktree investment strategies. Currently, we are unaware of any material risk to the stability of our condensed consolidated financial statements caused by any COVID-19 uncertainties or the materiality of any effect such uncertainties may have on our business and operations. Please see “Item 1A. Risk Factors— The outbreak of a novel strain of coronavirus disease (“COVID-19”) has significantly disrupted economic conditions and may adversely affect our operations, business, financial performance and operating results" within Oaktree’s annual report.
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

GAAP Consolidated Results of Operations
The following table sets forth our unaudited condensed consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands, except per unit data)
Revenues:
Management fees	$57,894	$51,288	$114,220	$92,812
Incentive income	92,522	41,021	643,947	43,416
Total revenues	150,416	92,309	758,167	136,228
Expenses:
Compensation and benefits	(38,476)	(30,250)	(79,723)	(62,709)
Equity-based compensation	(2,562)	(3,947)	(5,965)	(9,312)
Incentive income compensation	(48,553)	(14,712)	(314,483)	(15,138)
Total compensation and benefits expense	(89,591)	(48,909)	(400,171)	(87,159)
General and administrative	(8,631)	(5,915)	(13,576)	(12,421)
Depreciation and amortization	(586)	(485)	(1,165)	(937)
Consolidated fund expenses	(14,013)	(6,139)	(24,847)	(20,020)
Total expenses	(112,821)	(61,448)	(439,759)	(120,537)
Other income (loss):
Interest expense	(43,227)	(41,721)	(80,103)	(86,333)
Interest and dividend income	94,343	70,367	182,787	164,166
Net realized gain (loss) on consolidated funds’ investments	5,149	(38,760)	11,193	(78,007)
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	71,221	102,788	125,089	(223,279)
Investment income (loss)	60,540	67,407	173,779	(42,266)
Other income, net	—	(36)	19	16
Total other income (loss)	188,026	160,045	412,764	(265,703)
Income (loss) before income taxes	225,621	190,906	731,172	(250,012)
Income taxes	(3,165)	(3,531)	(5,435)	(5,329)
Net income (loss)	222,456	187,375	725,737	(255,341)
Less:
Net (income) loss attributable to non-controlling interests in consolidated funds	(60,586)	(15,738)	(111,891)	160,362
Net (income) loss attributable to non-controlling interests in consolidated subsidiaries	(52,958)	(63,418)	(219,386)	42,299
Net income (loss) attributable to OCG	108,912	108,219	394,460	(52,680)
Net income attributable to preferred unitholders	(6,829)	(6,829)	(13,658)	(13,658)
Net income (loss) attributable to OCG Class A unitholders	$102,083	$101,390	$380,802	$(66,338)

Distributions declared per Class A unit	$2.34	$—	$3.41	$0.22
Net income (loss) per Class A unit (basic and diluted):
Net income (loss) per Class A unit	$1.03	$1.03	$3.85	$(0.67)
Weighted average number of Class A units outstanding	99,137	98,677	98,923	98,346

Second Quarter Ended June 30, 2021 Compared to the Second Quarter Ended June 30, 2020
Revenues
Management Fees
Management fees increased $6.6 million, or 12.9%, to $57.9 million for the second quarter of 2021, from $51.3 million for the second quarter of 2020. The increase was primarily due to sub-advisory fees earned, reflecting both growth of Oaktree’s business operations and its impact to the sub-advisory fees we earn from these arrangements.
Incentive Income
Incentive income increased $51.5 million to $92.5 million for the second quarter of 2021, from $41.0 million for the second quarter of 2020. The increase in incentive income was primarily due to higher distributions from Private Equity and Credit closed-end funds that were paying incentive income.
Expenses
Compensation and Benefits
Compensation and benefits expense increased $8.2 million, or 27.1%, to $38.5 million for the second quarter of 2021, from $30.3 million for the second quarter of 2020. The increase in compensation and benefits expense was primarily due to foreign exchange, headcount growth, and improved business performance.
Equity-based Compensation
Equity-based compensation expense decreased $1.3 million, or 33.3%, to $2.6 million for the second quarter of 2021, from $3.9 million for the second quarter of 2020, reflecting that beginning in 2020, deferred compensation is primarily paid in Long-Term Incentive Plan awards rather than equity-based awards.
Incentive Income Compensation
Incentive income compensation expense increased $33.9 million to $48.6 million for the second quarter of 2021, from $14.7 million for the second quarter of 2020, primarily reflecting the increase in incentive income.
General and Administrative
General and administrative expense increased $2.7 million, or 45.8%, to $8.6 million for the second quarter of 2021, from $5.9 million for the second quarter of 2020, primarily reflecting research, market data and foreign exchange.
Depreciation and Amortization
Depreciation and amortization expense was $0.6 million and $0.5 million for the second quarter of 2021 and 2020, respectively.
Consolidated Fund Expenses
Consolidated fund expenses increased $7.9 million, or 129.5%, to $14.0 million for the second quarter of 2021, from $6.1 million for the second quarter of 2020. The increase reflects the impact of general costs incurred by our consolidated funds and changes to the funds that were consolidated during the second quarter of 2021.
Other Income (Loss)
Interest Expense
Interest expense increased $1.5 million, or 3.6%, to $43.2 million for the second quarter of 2021, from $41.7 million for the second quarter of 2020. The increase was primarily attributable to increased debt outstanding, partially offset by lower interest rates.

Interest and Dividend Income
Interest and dividend income increased $23.9 million, or 33.9%, to $94.3 million for the second quarter of 2021, from $70.4 million for the second quarter of 2020. The increase was primarily attributable to our consolidated funds.
Net Realized Gain (Loss) on Consolidated Funds’ Investments
Net realized gain (loss) on consolidated funds’ investments increased $43.9 million, to a gain of $5.1 million for the second quarter of 2021, from a loss of $38.8 million for the second quarter of 2020. The increase in our net realized gain (loss) reflects our consolidated funds’ performance on investments sold and primarily resulted from our CLOs.
Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments decreased $31.6 million, to a gain of $71.2 million for the second quarter of 2021, from a gain of $102.8 million for the second quarter of 2020. Excluding the impact of the reversal of net realized gain (loss) on consolidated funds’ investments, the net change in unrealized appreciation (depreciation) on consolidated funds’ investments increased $12.4 million, to a net gain of $76.4 million for the second quarter of 2021, from a net gain of $64.0 million for the second quarter of 2020, primarily resulted from our investment in Opps XI, partially offset by our CLOs.
Investment Income (Loss)
Investment income decreased $6.9 million, or 10.2%, to $60.5 million for the second quarter of 2021, from $67.4 million for the second quarter of 2020. The decrease primarily reflected lower returns on certain equity-method investments.
Income Taxes
Income taxes decreased $0.3 million, or 8.6%, to $3.2 million for the second quarter of 2021, from $3.5 million for the second quarter of 2020. The decrease primarily reflected lower taxable net income attributable to our operations outside of the United States during the second quarter of 2021. Please see the Income Taxes section of “—Understanding Our Results—Consolidation of Oaktree Funds” for details.
Net (Income) Loss Attributable to Non-controlling Interests in Consolidated Funds
Net (income) loss attributable to non-controlling interests in consolidated funds increased $44.9 million, to net income of $60.6 million for the second quarter of 2021, from net income of $15.7 million for the second quarter of 2020. The increase reflected our consolidated funds’ performance attributable to third-party investors in each period. These effects are described in more detail under “—Other Income (Loss)” above.
Net Income (Loss) Attributable to Oaktree Capital Group, LLC Class A Unitholders
Net income attributable to Oaktree Capital Group, LLC Class A unitholders increased $0.7 million, or 0.7%, to $102.1 million for the second quarter of 2021, from $101.4 million for the second quarter of 2020, primarily reflecting higher net incentive income.

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020
Revenues
Management Fees
Management fees increased $21.4 million, or 12.9%, to $114.2 million for the first six months of 2021, from $92.8 million for the first six months of 2020. The increase was primarily due to sub-advisory fees earned, reflecting both growth of Oaktree’s business operations and its impact to the sub-advisory fees we earn from these arrangements.
Incentive Income
Incentive income increased $600.5 million to $643.9 million for the first six months of 2021, from $43.4 million for the first six months of 2020. The increase in incentive income was primarily due to higher distributions from Private Equity and Credit closed-end funds that were paying incentive income and the deconsolidation of a SPAC in 2021.
Expenses
Compensation and Benefits
Compensation and benefits expense increased $17.0 million, or 27.1%, to $79.7 million for the first six months of 2021, from $62.7 million for the first six months of 2020. The increase in compensation and benefits expense was primarily due to foreign exchange, headcount growth, improved business performance and Long-Term Incentive Plan awards.
Equity-based Compensation
Equity-based compensation expense decreased $3.3 million, or 35.5%, to $6.0 million for the first six months of 2021, from $9.3 million for the first six months of 2020, reflecting that beginning in 2020, deferred compensation is primarily paid in Long-Term Incentive Plan awards rather than equity-based awards.
Incentive Income Compensation
Incentive income compensation expense increased $299.4 million to $314.5 million for the first six months of 2021, from $15.1 million for the first six months of 2020, primarily reflecting the increase in incentive income.
General and Administrative
General and administrative expense increased $1.2 million, or 9.7%, to $13.6 million for the first six months of 2021, from $12.4 million for the first six months of 2020, primarily reflecting research and market data.
Depreciation and Amortization
Depreciation and amortization expense was $1.2 million and $0.9 million for the first six months of 2021 and 2020, respectively.
Consolidated Fund Expenses
Consolidated fund expenses increased $4.8 million, or 24.0%, to $24.8 million for the first six months of 2021, from $20.0 million for the first six months of 2020. The increase reflects the impact of general costs incurred by our consolidated funds and changes to the funds that were consolidated during the first six months of 2021.
Other Income (Loss)
Interest Expense
Interest expense decreased $6.2 million, or 7.2%, to $80.1 million for the first six months of 2021, from $86.3 million for the first six months of 2020. The decrease was primarily attributable to lower interest rates, partially offset by increased debt outstanding.

Interest and Dividend Income
Interest and dividend income increased $18.6 million, or 11.3%, to $182.8 million for the first six months of 2021, from $164.2 million for the first six months of 2020. The increase was primarily attributable to our consolidated funds.
Net Realized Gain (Loss) on Consolidated Funds’ Investments
Net realized gain (loss) on consolidated funds’ investments increased $89.2 million, to a gain of $11.2 million for the first six months of 2021, from a loss of $78.0 million for the first six months of 2020. The increase in our net realized gain (loss) reflects our consolidated funds’ performance on investments sold and primarily resulted from our CLOs.
Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments increased $348.4 million, to a gain of $125.1 million for the first six months of 2021, from a loss of $223.3 million for the first six months of 2020. Excluding the impact of the reversal of net realized gain (loss) on consolidated funds’ investments, the net change in unrealized appreciation (depreciation) on consolidated funds’ investments increased $437.6 million, to a net gain of $136.3 million for the first six months of 2021, from a net loss of $301.3 million for the first six months of 2020, primarily resulted from improved investment performance related to our CLO investments and other consolidated closed-end and open-end credit funds in the first six months of 2021.
Investment Income (Loss)
Investment income increased $216.1 million, or 510.9%, to $173.8 million for the first six months of 2021, from a loss of $42.3 million for the first six months of 2020. The increase primarily reflected higher returns on our Credit and Private Equity investments for the first six months of 2021.
Income Taxes
Income taxes increased $0.1 million, or 1.9%, to $5.4 million for the first six months of 2021, from $5.3 million for the first six months of 2020. The increase primarily reflected higher taxable net income attributable to our operations outside of the United States during the first six months of 2021. Please see the Income Taxes section of “—Understanding Our Results—Consolidation of Oaktree Funds” for details.
Net (Income) Loss Attributable to Non-controlling Interests in Consolidated Funds
Net (income) loss attributable to non-controlling interests in consolidated funds increased $272.3 million, to net income of $111.9 million for the first six months of 2021, from a loss of $160.4 million for the first six months of 2020. The increase reflected our consolidated funds’ performance attributable to third-party investors in each period. These effects are described in more detail under “—Other Income (Loss)” above.
Net Income (Loss) Attributable to Oaktree Capital Group, LLC Class A Unitholders
Net income attributable to Oaktree Capital Group, LLC Class A unitholders increased $447.1 million, or 674.4%, to $380.8 million for the first six months of 2021, from a loss of $66.3 million for the first six months of 2020, primarily reflecting higher net incentive income.

Operating Metrics
We monitor certain operating metrics that we believe provide important data regarding our business. These operating metrics include incentive-creating AUM, incentives created (fund level), and accrued incentives (fund level).
Incentive-creating AUM
Our incentive-creating AUM is set forth below and includes only incentive-creating AUM generated by our indirect subsidiaries, Oaktree Capital I and OCM Cayman for the periods ended June 30, 2021 and December 31, 2020. Incentive-creating AUM does not include undrawn capital commitments and is set forth below:

	As of
	June 30, 2021	March 31, 2021	June 30, 2020
Incentive-creating AUM:	(in millions)
Closed-end funds	$32,220	$30,982	$22,188
Evergreen funds	4,042	4,079	3,350
Total	$36,262	$35,061	$25,538
Second Quarter Ended June 30, 2021
Incentive-creating AUM increased $1.2 billion, or 3.4%, to $36.3 billion as of June 30, 2021, from $35.1 billion as of March 31, 2021. This increase reflected $2.6 billion of market-value appreciation, inclusive of the impact of foreign currency fluctuations, and $1.4 billion of net distributions in the second quarter of 2021.
Six Months Ended June 30, 2021
Incentive-creating AUM increased $4.3 billion, or 13.4%, to $36.3 billion as of June 30, 2021, from $32.0 billion as of December 31, 2020. This increase reflected $7.5 billion of market-value appreciation, inclusive of the impact of foreign currency fluctuations, and $3.2 billion of net distributions during the six months ended 2021.
Accrued Incentives (Fund Level) and Incentives Created (Fund Level)
Accrued incentives (fund level), gross and net of incentive income compensation expense, as well as changes in accrued incentives (fund level), are set forth below.

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
	2021	2020	2021	2020
Accrued Incentives (Fund Level):	(in thousands)
Beginning balance	$1,540,648	$638,698	$1,314,443	$938,806
Incentives created (fund level):
Closed-end funds	394,273	31,828	1,190,832	(198,388)
Evergreen funds	19,610	823	43,167	(4,067)
Total incentives created (fund level)	413,883	32,651	1,233,999	(202,455)
Less: incentive income recognized by us	(92,522)	(59,660)	(686,433)	(124,662)
Ending balance	$1,862,009	$611,689	$1,862,009	$611,689
Accrued incentives (fund level), net of associated incentive income compensation expense	$859,066	$280,958	$859,066	$280,958
As of June 30, 2021 and 2020, the portion of net accrued incentives (fund level) represented by funds that were currently paying incentives was $131.7 million (or 15.3%) and $47.8 million (or 17.0%), respectively, with the remainder arising from funds that as of that date were not at the stage of their cash distribution waterfall where Oaktree was entitled to receive incentives, other than possibly tax-related distributions.
As of June 30, 2021, $447.2 million, or 52.1%, of the net accrued incentives (fund level) were in evergreen or closed-end funds that were incentive paying or in their liquidation period. Please see “—Critical Accounting Policies—Fair Value of Financial Instruments” for a discussion of the fair-value hierarchy level established by GAAP.

Second Quarter Ended June 30, 2021
Incentives created (fund level) was $413.9 million for the second quarter of June 30, 2021, primarily reflecting $249.8 million from Credit funds and $103.3 million from Real Assets funds.
Six Months Ended June 30, 2021
Incentives created (fund level) was $1.2 billion for the first six months of June 30, 2021, primarily reflecting $530.6 million from Credit funds and $474.5 million from Private Equity funds.

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
The following table presents our unaudited condensed consolidating statement of financial condition:

	As of June 30, 2021
	Oaktree and Operating Subsidiaries	Consolidated Funds	Eliminations	Consolidated
	(in thousands)
Assets:
Cash and cash-equivalents	$237,149	$—	$—	$237,149
U.S. Treasury and other securities	2,164	—	—	2,164
Corporate investments	1,644,284	—	(626,138)	1,018,146
Deferred tax assets	3,903	—	—	3,903
Right-of-use assets	36,641	—	—	36,641
Receivables and other assets	271,916	—	(3,026)	268,890
Assets of consolidated funds	—	10,528,375	—	10,528,375
Total assets	$2,196,057	$10,528,375	$(629,164)	$12,095,268
Liabilities and Capital:
Liabilities:
Accounts payable and accrued expenses	$169,387	$—	$(8)	$169,379
Due to affiliates	1,850	—	—	1,850
Debt obligations	—	—	—	—
Operating lease liabilities	42,767	—	—	42,767
Liabilities of consolidated funds	—	9,089,917	(27,050)	9,062,867
Total liabilities	214,004	9,089,917	(27,058)	9,276,863
Non-controlling redeemable interests in consolidated funds	—	—	844,953	844,953
Capital:
Capital attributable to OCG preferred unitholders	400,584	—	—	400,584
Capital attributable to OCG Class A unitholders	1,023,835	367,795	(373,125)	1,018,505
Non-controlling interest in consolidated subsidiaries	557,634	225,710	(228,981)	554,363
Non-controlling interest in consolidated funds	—	844,953	(844,953)	—
Total capital	1,982,053	1,438,458	(1,447,059)	1,973,452
Total liabilities and capital	$2,196,057	$10,528,375	$(629,164)	$12,095,268

Corporate Investments

	As of
	June 30, 2021	March 31, 2021	June 30, 2020
	(in thousands)
Oaktree funds:
Credit	$1,177,639	$1,138,745	$894,485
Private Equity	274,982	273,215	235,438
Real Assets	103,367	145,980	174,958
Listed Equities	32,983	33,306	25,373
Non-Oaktree	55,313	63,183	10,452
Total corporate investments – Oaktree and operating subsidiaries	1,644,284	1,654,429	1,340,706
Eliminations	(626,138)	(596,571)	(490,621)
Total corporate investments – Consolidated	$1,018,146	$1,057,858	$850,085

Liquidity and Capital Resources
We manage our liquidity and capital requirements by focusing on our cash flows before the consolidation of Oaktree funds and the effect of normal changes in short-term assets and liabilities. Our primary cash flow activities on an unconsolidated basis involve (a) generating cash flow from operations, (b) generating income from investment activities, including strategic investments in certain third parties, (c) funding capital commitments that we have made to Oaktree funds in which we act as general partner, (d) funding our growth initiatives, (e) distributing cash flow to our Class A and OCGH unitholders, (f) borrowings, interest payments and repayments under credit agreements, our senior notes and other borrowing arrangements, and (g) issuances of, and distributions made on, our preferred units. As of June 30, 2021, the Company had $239.3 million of cash and U.S. Treasury and other securities and no outstanding debt. See the Future Sources and Uses of Liquidity section for additional details of Oaktree and its indirect subsidiaries financing activities in 2020.
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
On August 3, 2020, the Company subscribed for a limited partner interest in, and made a capital commitment of, $750 million to Oaktree Opportunities Fund XI, L.P., a parallel investment vehicle thereof or a feeder fund in respect of one of the foregoing (such limited partner interest, the “Opps XI Investment” and such fund entities collectively, “Opps XI”). In order to make the Opps XI Investment, the Company’s sole Class A unitholder, or one of its affiliates, will contribute cash as a capital contribution (the “Opps XI Investment Cash”) as and to the extent required to satisfy the Company’s obligations to Opps XI. The Company will use the Opps XI Investment Cash solely to fund the Opps XI Investment and satisfy its obligations in respect of Opps XI and distributions from the Opps XI Investment are intended for the benefit of the Class A unitholder, subject to applicable law. The Company’s preferred unitholders should not rely on distributions received by the Company in respect of the Company’s Opps XI Investment for payment of dividends or redemption of the preferred units. As of June 30, 2021, $75 million of the $750 million capital commitment was funded.

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
Significant amounts from our condensed consolidated statements of cash flows for the six months ended June 30, 2021 and 2020 are discussed below.
Operating Activities
Operating activities used $795.5 million and $722.9 million of cash for the first six months of 2021 and 2020, respectively. These amounts principally reflected net income (loss), purchases of securities, net of non-cash adjustments, and net realized and unrealized (gain) loss from consolidated fund investments in each of the respective periods as well as net purchases of securities of the consolidated funds.
Investing Activities
Investing activities provided $67.3 million and used $10.6 million of cash for the first six months of 2021 and 2020, respectively. Net activity from purchases, maturities and sales of U.S. Treasury and other securities included net proceeds of $7.5 million and net purchases of $58.1 million for the first six months of 2021 and 2020, respectively. Corporate investments in funds and companies of $90.7 million and $76.4 million for the first six months of 2021 and 2020, respectively, consisted of the following:

	Six months ended June 30,
	2021	2020
	(in thousands)
Funds	$182,374	$436,766
Eliminated in consolidation	(91,690)	(360,412)
Total investments	$90,684	$76,354

Distributions and proceeds from corporate investments in funds and companies of $150.6 million and $124.1 million for the first six months of 2021 and 2020, respectively, consisted of the following:

	Six months ended June 30,
	2021	2020
	(in thousands)
Funds	$204,346	$272,654
Eliminated in consolidation	(53,755)	(148,508)
Total proceeds	$150,591	$124,146
Purchases of fixed assets were $0.2 million and $0.3 million for the first six months of 2021 and 2020, respectively.

Financing Activities
Financing activities provided $940.2 million and $786.7 million of cash for the first six months of 2021 and 2020, respectively, and included: (a) net contributions from non-controlling interests of $215.3 million and $325.2 million; (b) distributions to unitholders of $550.0 million and $48.7 million; (c) net capital contributions of $34.9 million and $18.7 million; (d) proceeds from CLO debt obligations of $1.6 billion and $842.3 million and repayments of $926.4 million and $375.8 million, and (e) payments of debt issuance costs of $1.8 million and $2.0 million. Additionally, the first six months of 2021 and 2020 included borrowings of $575.6 million and $75.4 million, respectively, and no repayments and $48.5 million of repayments, respectively, related to consolidated funds.
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
Debt Financings
In May 2020, Oaktree Capital I, along with certain other Oaktree Operating Group members as co-borrowers, entered into a credit agreement with a subsidiary of Brookfield that provides for a subordinated credit facility maturing on May 19, 2023. The subordinated credit facility has a revolving loan commitment of $250 million and borrowings generally bear interest at a spread to either LIBOR or an alternative base rate. Borrowings on the subordinated credit facility are subordinate to the outstanding debt obligations and borrowings on the primary credit facility of Oaktree Capital I and its co-borrowers as detailed in note 8 to our condensed consolidated financial statements included elsewhere in this quarterly report. Oaktree Capital I is jointly and severally liable, along with its co-obligors for outstanding borrowings on the subordinated credit facility. As set forth in such note 8, the Company’s financial statements generally will not reflect debt obligations, interest expense or related liabilities associated with its operating subsidiaries until such time as Oaktree Capital I directly borrows from the subordinated credit facility. No amounts were outstanding on the subordinated credit facility as of June 30, 2021.

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
    In December 2019, our former indirect subsidiaries OCM, Oaktree Capital II, Oaktree AIF, and our indirect subsidiary Oaktree Capital I (collectively, the “Borrowers”) entered into the Fifth Amendment to Credit Agreement (the “Fifth Amendment”), which amended the credit agreement dated as of March 31, 2014 (as amended through and including the Fifth Amendment, the “Credit Agreement”). The Fifth Amendment extended the maturity date of the Credit Agreement from March 29, 2023 to December 13, 2024, increased the revolving credit facility (the “Revolver”) from $500 million to $650 million, provided for the refinancing of the then-outstanding $150 million term loan balance with revolving loans, and provides the Borrowers with the option to extend the new maturity date by one year up to two times if the lenders holding at least 50% of the aggregate amount of the revolving loan commitment thereunder on the date of the Borrowers’ extension request consent to such extension. The Fifth Amendment also favorably updated the commitment fee and interest rate margins in the corporate ratings-based pricing grid, increased the AUM covenant threshold from $60 billion to $65 billion and made certain other amendments to the provisions of the Credit Agreement. Borrowings under the Credit Agreement generally bear interest at a spread to either LIBOR or an alternative base rate. Based on the current credit ratings of OCM, the interest rate on borrowings is LIBOR plus 0.88% per annum and the commitment fee on the unused portions of the Revolver is 0.08% per annum. The Credit Agreement contains customary financial covenants and restrictions, including (after giving effect to the Fifth Amendment) covenants regarding a maximum leverage ratio of 3.50x-to-1.00x and a minimum required level of assets under management (as defined in the credit agreement). As of June 30, 2021, OCM had no outstanding borrowings under the $650 million revolving credit facility.
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

Contractual Obligations, Commitments and Contingencies
In the ordinary course of business, we and our consolidated funds enter into contractual arrangements that may require future cash payments. The following table sets forth information related to anticipated future cash payments as of June 30, 2021:

	Remainder of 2021	2022-2023	2024-2025	Thereafter	Total
	(in thousands)
Oaktree and Operating Subsidiaries:
Operating lease obligations (1)	$3,528	$12,563	$9,565	$26,566	$52,222
OCG limited partner commitments to Oaktree funds (2)	675,000	—	—	—	675,000
Oaktree Capital I general partner commitments to Oaktree and third-party funds (2)	326,153	—	—	—	326,153
Subtotal	1,004,681	12,563	9,565	26,566	1,053,375
Consolidated Funds:
Debt obligations payable (3)	—	946,480	—	—	946,480
Interest obligations on debt (4)	9,161	11,045	—	—	20,206
Debt obligations of CLOs (3)	—	—	301,719	6,820,562	7,122,281
Interest on debt obligations of CLOs (4)	61,671	246,685	240,827	750,253	1,299,436
Commitments to fund investments (5)	1,542	—	—	—	1,542
Total	$1,077,055	$1,216,773	$552,111	$7,597,381	$10,443,320

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
In some of our service contracts or management agreements, we have agreed to indemnify third-party service providers or separate account clients under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has neither been included in the above table nor recorded in our condensed consolidated financial statements as of June 30, 2021.
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
Price Risk
Impact on Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
As of June 30, 2021, we had investments, at fair value of $9.3 billion related to our consolidated funds, primarily consisting of investments held by our CLOs. We estimate that a 10% decline in market values would result in a decrease in unrealized appreciation (depreciation) on the consolidated funds’ investments of $928.8 million. Of this decline, approximately $309.5 million would impact net income and $191.8 million would impact net income attributable to OCG Class A unitholders, with the remainder attributable to non-controlling interests and third-party debt holders in our CLOs. The magnitude of the impact on net income is largely affected by the percentage of our equity ownership interest and levered nature of our CLO investments.
Impact on Management Fees (before consolidation of funds)
Management fees are generally assessed in the case of (a) our open-end and evergreen funds, based on NAV, and (b) our closed-end funds, based on committed capital, drawn capital or cost basis during the investment period and, during the liquidation period, based on the lesser of (i) the total funded committed capital or (ii) the cost basis of assets remaining in the fund. Management fees are affected by changes in market values to the extent they are based on NAV. For the six months ended June 30, 2021 and 2020, NAV-based management fees represented approximately 2% and 4%, respectively, of total management fees. Based on investments held as of June 30, 2021, we estimate that a 10% decline in market values of the investments held in our funds would result in an approximate $0.1 million decrease in the amount of quarterly management fees. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds, the timing of fund flows, or the impact on our sub-advisory fees which are excluded from this analysis.
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

Impact on Investment Income (before consolidation of funds)
Investment income or loss arises from our pro-rata share of income or loss from our investments, generally in our capacity as general partner in our funds and as an investor in our CLOs and third-party managed funds or companies. This income is directly affected by changes in market risk factors. Based on investments held as of June 30, 2021, a 10% decline in fair values of the investments held in our funds and other holdings would result in a $334.6 million decrease in the amount of investment income. The estimated decline of $334.6 million is greater than 10% of the June 30, 2021 corporate investments balance primarily due to the levered nature of our CLO investments. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds, the timing of fund flows or the timing of new investments or realizations.
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
We estimate that for the six months ended June 30, 2021, without considering the impact of derivative instruments, corporate investments or consolidated funds, a 10% decline in the average exchange rate of the U.S. dollar would have resulted in the following approximate effects on our operating results:
•our management fees (relating to (a) and (b) above) would have increased by $12.1 million;
•our operating expenses would have increased by $11.0 million;
•OCGH interest in net income of consolidated subsidiaries would have increased by $0.8 million; and
•our income tax expense would have increase by $0.3 million.
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
Interest-rate Risk
As of June 30, 2021, the Company and its operating subsidiaries had no debt obligations outstanding under the three senior notes issuances and two revolving credit facilities in its condensed consolidated statements of financial condition for which it is jointly and severally liable. Each senior notes issuance accrues interest at a fixed rate. The revolving credit facilities accrue interest at a variable rate. Of the $0.2 billion of aggregate cash and U.S. Treasury and other securities as of June 30, 2021, we estimate that the Company and its operating subsidiaries would generate an additional $2.4 million in interest income on an annualized basis as a result of a 100-basis point increase in interest rates.

Our consolidated funds have debt obligations, most of which accrue interest at variable rates. Changes in these rates would affect the amount of interest payments that our funds would have to make, impacting future earnings and cash flows. As of June 30, 2021, the consolidated funds had $6.2 billion of principal or par value, as applicable, outstanding under these debt obligations. We estimate that interest expense relating to variable-rate debt would increase on an annualized basis by $62.1 million in the event interest rates were to increase by 100 basis points.
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
Date: August 12, 2021

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