Form 10-Q
period 2021-09-30
Oaktree Capital Group, LLC
filed 2021-11-12
CIK 1403528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
FORM 10-Q
________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of November 9, 2021, there were 99,136,620 Class A units and 60,786,377 Class B units of the registrant outstanding.

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
In addition to factors previously disclosed in Oaktree Capital Group, LLC’s (“OCG”) reports filed with securities regulators in the United States and those identified elsewhere in this quarterly report, the following factors, among others, could cause actual results to differ materially from forward-looking statements and information or historical performance: course and severity of the novel coronavirus (including any subsequent variants, “COVID-19”) pandemic and its direct and indirect business impacts; the ability of OCG to retain and hire key personnel; the continued availability of capital and financing; the business, economic and political conditions in the markets in which OCG operates; changes in OCG’s anticipated revenue and income, which are inherently volatile; changes in the value of OCG’s investments; the termination or amendment (including fee amendments) of certain service or sub-advisory agreements that generate revenues for OCG that are between OCG and its subsidiaries on the one hand and certain affiliates of OCG on the other hand; the pace of OCG’s raising of new funds; changes in assets under management; the timing and receipt of, and impact of taxes on, carried interest; distributions from and liquidation of OCG’s existing funds; the amount and timing of distributions on OCG’s preferred units; changes in OCG’s operating or other expenses; the degree to which OCG encounters competition; and general political, economic and market conditions.
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
“senior executives” refers collectively to Howard S. Marks, Bruce A. Karsh, Jay S. Wintrob, John B. Frank and Sheldon M. Stone.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Financial Condition (Unaudited)
($ in thousands)

	As of
	September 30, 2021	December 31, 2020
Assets
Cash and cash-equivalents	$217,889	$329,253
U.S. Treasury and other securities	6,477	9,562
Corporate investments (includes $103,136 and $15,429 measured at fair value as of September 30, 2021 and December 31, 2020, respectively)	1,043,367	971,952
Due from affiliates	296,355	129,541
Deferred tax assets	3,829	4,172
Right-of-use assets	34,374	37,942
Other assets	42,498	43,204
Assets of consolidated funds:
Cash and cash-equivalents	951,969	871,088
Investments, at fair value	10,250,564	7,799,309
Dividends and interest receivable	45,843	29,169
Due from brokers	17,603	—
Receivable for securities sold	189,093	107,179
Derivative assets, at fair value	8,995	508
Other assets, net	11,225	61,236
Total assets	$13,120,081	$10,394,115
Liabilities and Unitholders’ Capital
Liabilities:
Accrued compensation expense	$167,210	$136,865
Accounts payable, accrued expenses and other liabilities	13,236	13,490
Due to affiliates	445	9,688
Debt obligations (Note 8)	—	—
Operating lease liabilities	40,272	44,068
Liabilities of consolidated funds:
Accounts payable, accrued expenses and other liabilities	86,490	82,005
Payables for securities purchased	1,118,849	593,855
Derivative liabilities, at fair value	21,124	933
Distributions payable	95	10,098
Borrowings under credit facilities	1,029,708	370,920
Debt obligations of CLOs	7,208,109	6,536,858
Total liabilities	9,685,538	7,798,780
Commitments and contingencies (Note 15)
Non-controlling redeemable interests in consolidated funds	1,322,017	715,347
Unitholders’ capital:
Series A preferred units, 7,200,000 units issued and outstanding as of September 30, 2021 and December 31, 2020	173,669	173,669
Series B preferred units, 9,400,000 units issued and outstanding as of September 30, 2021 and December 31, 2020	226,915	226,915
Class A units, no par value, unlimited units authorized, 99,136,620 and 98,677,040 units issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Class B units, no par value, unlimited units authorized, 60,834,146 and 61,370,607 units issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Paid-in capital	949,510	819,963
Retained earnings	202,742	119,920
Accumulated other comprehensive loss	(10,867)	(5,414)
Unitholders’ capital attributable to Oaktree Capital Group, LLC	1,541,969	1,335,053
Non-controlling interests in consolidated subsidiaries	570,557	544,935
Total unitholders’ capital	2,112,526	1,879,988
Total liabilities and unitholders’ capital	$13,120,081	$10,394,115
Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per unit amounts)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenues:
Management fees	$58,628	$45,466	$172,848	$138,278
Incentive income	167,534	116	811,481	43,532
Total revenues	226,162	45,582	984,329	181,810
Expenses:
Compensation and benefits	(37,080)	(33,659)	(116,803)	(96,368)
Equity-based compensation	(1,903)	(4,068)	(7,868)	(13,380)
Incentive income compensation	(81,952)	(474)	(396,435)	(15,612)
Total compensation and benefits expense	(120,935)	(38,201)	(521,106)	(125,360)
General and administrative	(5,303)	(6,395)	(18,879)	(18,816)
Depreciation and amortization	(580)	(561)	(1,745)	(1,498)
Consolidated fund expenses	(25,734)	(11,706)	(50,581)	(31,726)
Total expenses	(152,552)	(56,863)	(592,311)	(177,400)
Other income (loss):
Interest expense	(32,990)	(35,420)	(113,093)	(121,753)
Interest and dividend income	90,673	74,128	273,460	238,294
Net realized gain (loss) on consolidated funds’ investments	(10,345)	(19,635)	848	(97,642)
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	60,329	533	185,418	(222,746)
Investment income	16,989	60,296	190,768	18,030
Other income, net	—	43	19	59
Total other income (loss)	124,656	79,945	537,420	(185,758)
Income (loss) before income taxes	198,266	68,664	929,438	(181,348)
Income taxes	(3,811)	(1,170)	(9,246)	(6,499)
Net income (loss)	194,455	67,494	920,192	(187,847)
Less:
Net (income) loss attributable to non-controlling interests in consolidated funds	(51,214)	13,882	(163,105)	174,244
Net (income) loss attributable to non-controlling interests in consolidated subsidiaries	(46,204)	(28,993)	(265,590)	13,306
Net income (loss) attributable to Oaktree Capital Group, LLC	97,037	52,383	491,497	(297)
Net income attributable to preferred unitholders	(6,829)	(6,829)	(20,487)	(20,487)
Net income (loss) attributable to Oaktree Capital Group, LLC Class A unitholders	$90,208	$45,554	$471,010	$(20,784)

Distributions declared per Class A unit	$0.51	$0.49	$3.92	$0.71
Net income (loss) per Class A unit (basic and diluted):
Net income (loss) per Class A unit	$0.91	$0.46	$4.76	$(0.21)
Weighted average number of Class A units outstanding	99,137	98,677	98,995	98,457

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Net income (loss)	$194,455	$67,494	$920,192	$(187,847)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	8,606	(5,919)	(7,733)	(10,816)
Other comprehensive income (loss), net of tax	8,606	(5,919)	(7,733)	(10,816)
Total comprehensive income (loss)	203,061	61,575	912,459	(198,663)
Less:
Comprehensive (income) loss attributable to non-controlling interests in consolidated funds	(51,214)	13,882	(163,105)	174,244
Comprehensive (income) loss attributable to non-controlling interests in consolidated subsidiaries	(49,477)	(26,724)	(263,310)	17,444
Comprehensive income (loss) attributable to OCG	102,370	48,733	486,044	(6,975)
Comprehensive income attributable to preferred unitholders	(6,829)	(6,829)	(20,487)	(20,487)
Comprehensive income (loss) attributable to OCG Class A unitholders	$95,541	$41,904	$465,557	$(27,462)

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$920,192	$(187,847)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income	(190,768)	(18,030)
Depreciation and amortization	1,745	1,498
Equity-based compensation	7,868	13,380
Net realized and unrealized (gain) loss from consolidated funds’ investments	(186,266)	320,388
Accretion of original issue and market discount of consolidated funds’ investments, net	(7,137)	(17,645)
Income distributions from corporate investments in funds and companies	171,106	23,334
SPAC deconsolidation gain and other non-cash items	(72,347)	104
Cash flows due to changes in operating assets and liabilities:
Decrease in deferred tax assets	105	6
Decrease in other assets	3,443	787
(Increase) decrease in net due from affiliates	(160,078)	57,631
Increase (decrease) in accrued compensation expense	30,345	(34,983)
Decrease in accounts payable, accrued expenses and other liabilities	(4,676)	(3,894)
Cash flows due to changes in operating assets and liabilities of consolidated funds:
(Increase) decrease in dividends and interest receivable	(16,068)	23,967
Increase in due from brokers	(17,603)	(8,221)
Increase in receivables for securities sold	(77,192)	(28,354)
(Increase) decrease in other assets	38,620	(6,426)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	16,386	(14,681)
Increase (decrease) in payables for securities purchased	478,914	(17,003)
Purchases of securities	(6,718,145)	(3,030,232)
Proceeds from maturities and sales of securities	4,162,323	2,150,565
Net cash used in operating activities	(1,619,233)	(775,656)
Cash flows from investing activities:
Purchases of U.S. Treasury and other securities	(16,322)	(35,731)
Proceeds from maturities and sales of U.S. Treasury and other securities	19,499	35,631
Corporate investments in funds and companies	(166,865)	(196,949)
Distributions and proceeds from corporate investments in funds and companies	325,897	229,543
Purchases of fixed assets	(263)	(315)
Net cash provided by investing activities	161,946	32,179

(continued)

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) — (Continued)
(in thousands)

	Nine months ended September 30,
	2021	2020
Cash flows from financing activities:
Capital contributions, net	$109,393	$56,023
Distributions to Class A unitholders	(381,382)	(69,797)
Distributions to OCGH unitholders	(234,966)	(43,678)
Distributions to preferred unitholders	(20,487)	(20,487)
Cash flows from financing activities of consolidated funds:
Contributions from non-controlling interests	766,103	863,893
Distributions to non-controlling interests	(126,832)	(217,851)
Proceeds from debt obligations issued by CLOs	3,046,821	1,030,422
Payment of debt issuance costs	(1,827)	(2,780)
Repayment on debt obligations issued by CLOs	(2,162,786)	(559,694)
Borrowings on credit facilities	658,789	75,380
Repayments on credit facilities	—	(48,490)
Net cash provided by financing activities	1,652,826	1,062,941
Effect of exchange rate changes on cash	(9,563)	(8,799)
Net increase in cash and cash-equivalents	185,976	310,665
Initial consolidation (deconsolidation) of funds	(216,459)	(101,148)
Cash and cash-equivalents, beginning balance	1,200,341	841,793
Cash and cash-equivalents, ending balance	$1,169,858	$1,051,310

Reconciliation of cash and cash-equivalents
Cash and cash-equivalents – Oaktree	$217,889	$204,522
Cash and cash-equivalents – consolidated funds	951,969	846,788
Total cash and cash-equivalents	$1,169,858	$1,051,310

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Changes in Unitholders’ Capital (Unaudited)
(in thousands)

	Oaktree Capital Group, LLC							Non-controlling Interests in Consolidated Subsidiaries	Total Unitholders’ Capital
	Class A Units	Class B Units	Series A Preferred Units	Series B Preferred Units	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)

Unitholders’ capital as of June 30, 2021	99,137	60,835	$173,669	$226,915	$871,126	$163,579	$(16,200)	$554,363	$1,973,452
Activity for the three months ended:
Cancellation of units associated with forfeitures	—	(1)	—	—	—	—	—	—	—
Capital contributions	—	—	—	—	75,000	—	—	—	75,000
Equity reallocation between controlling and non-controlling interests	—	—	—	—	2,205	—	—	(2,685)	(480)
Capital increase related to equity-based compensation	—	—	—	—	1,179	—	—	724	1,903
Distributions declared	—	—	(2,981)	(3,848)	—	(51,045)	—	(31,322)	(89,196)
Net income	—	—	2,981	3,848	—	90,208	—	46,204	143,241
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	5,333	3,273	8,606
Unitholders’ capital as of September 30, 2021	99,137	60,834	$173,669	$226,915	$949,510	$202,742	$(10,867)	$570,557	$2,112,526

	Oaktree Capital Group, LLC							Non-controlling Interests in Consolidated Subsidiaries	Total Unitholders’ Capital
	Class A Units	Class B Units	Series A Preferred Units	Series B Preferred Units	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)

Unitholders’ capital as of December 31, 2020	98,677	61,371	$173,669	$226,915	$819,963	$119,920	$(5,414)	$544,935	$1,879,988
Activity for the nine months ended:
Net issuance of units	—	4	—	—	—	—	—	—	—
Unit exchange	460	(460)	—	—	—	—	—	—	—
Cancellation of units associated with forfeitures	—	(81)	—	—	—	—	—	—	—
Capital contributions	—	—	—	—	121,015	—	—	5,226	126,241
Equity reallocation between controlling and non-controlling interests	—	—	—	—	3,667	—	—	(6,774)	(3,107)
Capital increase related to equity-based compensation	—	—	—	—	4,865	—	—	3,003	7,868
Distributions declared	—	—	(8,943)	(11,544)	—	(388,188)	—	(239,143)	(647,818)
Net income	—	—	8,943	11,544	—	471,010	—	265,590	757,087
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(5,453)	(2,280)	(7,733)
Unitholders’ capital as of September 30, 2021	99,137	60,834	$173,669	$226,915	$949,510	$202,742	$(10,867)	$570,557	$2,112,526

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
September 30, 2021
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
September 30, 2021
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
September 30, 2021
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
September 30, 2021
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
September 30, 2021
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
September 30, 2021
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
September 30, 2021
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
September 30, 2021
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
September 30, 2021
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
September 30, 2021
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
The Company may earn incentive income upon deconsolidation of a SPAC arising from the completion of a merger with an identified target. Upon deconsolidation, the Company will derecognize the net assets of the entity and record any gain or loss related to the remeasurement of its investments to fair value as incentive income in its condensed consolidated statements of operations. Subsequent fair value changes in the Company’s investments held in the entity will be recorded in investment income in its condensed consolidated statements of operations. For the nine months ended September 30, 2021, the Company recorded $72.3 million of incentive income related to the deconsolidation of a SPAC.
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
September 30, 2021
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
September 30, 2021
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
September 30, 2021
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
September 30, 2021
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
September 30, 2021
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
September 30, 2021
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
Recent Accounting Developments
In March 2020, the Financial Accounting Standards Board (“FASB”) issued guidance which provides temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance is effective upon issuance and generally may be elected over time through December 31, 2022. The Company has not adopted any of the optional expedients or exceptions through September 30, 2021, but will continue to evaluate the possible adoption (including potential impact) of any such expedients or exceptions during the effective period as circumstances evolve.
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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2021
($ in thousands, except where noted)
3. REVENUES
The Company provides investment management services through funds and separate accounts. The Company earns revenues from the management fees and incentive income generated by the funds that it manages. Additionally, for acting as a sub-investment manager, or sub-advisor, to certain Oaktree funds, the Company earns sub-advisory fees. Under certain subsidiary services agreements the Company provides certain investment and marketing related services to Oaktree affiliated entities. Revenues are affected by economic factors related to the asset class composition of the holdings and the contractual terms such as the basis for calculating the management fees and investors’ ability to redeem. Substantially all of our incentive income was generated by closed-end funds for the three and nine months ended September 30, 2021 and 2020. Revenues by fund structure and sub-advisory fees are set forth below.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Management Fees
Closed-end	$984	$765	$3,390	$1,404
Open-end	1,816	2,553	4,479	6,808
Sub-advisory fees	55,828	42,148	164,979	130,066
Total	$58,628	$45,466	$172,848	$138,278

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Incentive Income
Closed-end and Evergreen	$167,534	$116	$811,481	$43,532
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
The table below sets forth contract balances for the periods indicated:

	As of
	September 30, 2021	December 31, 2020

Receivables	$64,613	$80,390
Contract assets (1)	—	64,532
Contract liabilities	(559)	(100)

(1)    The changes in the balances primarily relate to accruals, net of payments received.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2021
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
Consolidated VIEs
As of September 30, 2021, the Company consolidated 23 VIEs for which it was the primary beneficiary, including 8 funds managed by Oaktree and 15 CLOs for which Oaktree serves as collateral manager. As of December 31, 2020, the Company consolidated 23 VIEs.
As of September 30, 2021, the assets and liabilities of the 23 consolidated VIEs representing funds and CLOs amounted to $11.5 billion and $9.5 billion, respectively. The assets of these consolidated VIEs primarily consisted of investments in debt and equity securities, while their liabilities primarily represented debt obligations issued by CLOs. The assets of these VIEs may be used only to settle obligations of the same VIE. In addition, there is no recourse to the Company for the VIEs’ liabilities. In exchange for managing either the funds’ or CLOs’ collateral, the Company typically earns management fees and may earn performance fees, all of which are eliminated in consolidation. As of September 30, 2021, the Company’s investments in consolidated VIEs had a carrying value of $690.6 million, which represented its maximum risk of loss as of that date. The Company’s investments in CLOs are generally subordinated to other interests in the CLOs and entitle the Company to receive a pro-rata portion of the residual cash flows, if any, from the CLOs. Please see note 8 for more information on CLO debt obligations.
Unconsolidated VIEs
The Company holds variable interests in certain VIEs in the form of direct equity interests that are not consolidated because it is not the primary beneficiary, inasmuch as its fee arrangements are considered at-market and it does not hold interests in those entities that are considered more than insignificant.
The carrying value of the Company’s investments in VIEs that were not consolidated are shown below.

	Carrying Value as of
	September 30, 2021	December 31, 2020

Corporate investments	$922,461	$812,264
Due from affiliates	7,060	48,587
Maximum exposure to loss	$929,521	$860,851

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2021
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
Corporate investments consisted of the following:

	As of
Corporate Investments	September 30, 2021	December 31, 2020

Equity-method investments:
Funds	$935,383	$951,660
Companies	4,848	4,863
Other investments, at fair value	103,136	15,429
Total corporate investments	$1,043,367	$971,952
The components of investment income (loss) are set forth below:

	Three months ended September 30,		Nine months ended September 30,
Investment Income (Loss)	2021	2020	2021	2020

Equity-method investments:
Funds	$24,663	$63,225	$194,876	$29,114
Companies	—	(13)	(15)	309
Other investments, at fair value	(7,674)	(2,916)	(4,093)	(11,393)
Total investment income	$16,989	$60,296	$190,768	$18,030

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
Each reporting period, the Company evaluates each of its equity-method investments to determine if any are considered significant, as defined by the SEC. For the nine months ended September 30, 2021, no individual equity-method investment met the significance criteria.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2021
($ in thousands, except where noted)
Summarized financial information of the Company’s equity-method investments is set forth below.

	Three months ended September 30,		Nine months ended September 30,
Statements of Operations	2021	2020	2021	2020
Revenues / investment income	$454,038	$268,389	$1,397,866	$1,057,398
Interest expense	(49,486)	(14,093)	(133,490)	(108,679)
Other expenses	(190,067)	(97,358)	(593,696)	(503,361)
Net realized and unrealized gain on investments	1,476,912	2,628,272	8,593,086	77,518
Net income	$1,691,397	$2,785,210	$9,263,766	$522,876
Other Investments, at Fair Value
Other investments, at fair value primarily consist of (a) investments in certain Oaktree and non-Oaktree funds for which the fair value option of accounting has been elected (b) non-investment grade debt securities, and (c) derivatives utilized to hedge the Company’s exposure to investment income earned from its funds.
The following table summarizes net gains (losses) attributable to the Company’s other investments:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Realized gain (loss)	$304	$(1,479)	$25,451	$2,024
Net change in unrealized loss	(7,978)	(1,437)	(29,544)	(13,417)
Total loss	$(7,674)	$(2,916)	$(4,093)	$(11,393)

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2021
($ in thousands, except where noted)
Investments of Consolidated Funds
Investments, at Fair Value
Investments held and securities sold short by the consolidated funds are summarized below:

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
United States:
Debt securities:
Communication services	$594,210	$554,779	5.8%	7.1%
Consumer discretionary	598,641	568,195	5.8	7.3
Consumer staples	155,381	118,641	1.5	1.5
Energy	259,486	232,309	2.5	3.0
Financials	417,212	287,291	4.1	3.7
Health care	494,968	410,317	4.8	5.3
Industrials	799,558	727,471	7.8	9.3
Information technology	590,539	504,442	5.8	6.5
Materials	376,009	251,978	3.7	3.2
Real estate	201,873	111,622	2.0	1.4
Utilities	284,621	264,758	2.8	3.4
Other	19,119	11,847	0.2	0.2
Total debt securities (cost: $4,772,404 and $4,064,289 as of September 30, 2021 and December 31, 2020, respectively)	4,791,617	4,043,650	46.7	51.9
Equity securities:
Communication services	51,023	16,822	0.5	0.2
Consumer discretionary	104,420	604	1.0	0.0
Energy	332,738	21,747	3.2	0.3
Financials	101,981	85,715	1.0	1.1
Industrials	167,167	8,752	1.6	0.1
Utilities	146,086	77,085	1.4	1.0
Total equity securities (cost: $822,459 and $282,682 as of September 30, 2021 and December 31, 2020, respectively)	903,415	210,725	8.7	2.7
Real estate:
Real estate	—	6,879	—	0.1
Total real estate securities (cost: $— and $6,760 as of September 30, 2021 and December 31, 2020, respectively)	—	6,879	—	0.1

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2021
($ in thousands, except where noted)

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Europe:
Debt securities:
Communication services	$619,933	$471,595	6.0%	6.0%
Consumer discretionary	867,166	755,084	8.5	9.7
Consumer staples	231,753	219,934	2.3	2.8
Energy	1,416	8,033	0.0	0.1
Financials	92,214	75,988	0.9	1.0
Health care	707,480	629,210	6.9	8.1
Industrials	568,028	487,243	5.5	6.2
Information technology	338,322	255,662	3.3	3.3
Materials	395,580	303,468	3.9	3.9
Real estate	32,361	26,100	0.3	0.3
Utilities	2,390	9,397	0.0	0.1
Other	14,985	4,628	0.1	0.1
Total debt securities (cost: $3,863,876 and $3,233,125 as of September 30, 2021 and December 31, 2020, respectively)	3,871,628	3,246,342	37.7	41.6
Equity securities:
Consumer discretionary	92,034	—	0.9	—
Financials	3,924	2,917	0.0	0.0
Industrials	12,848	—	0.1	—
Total equity securities (cost: $81,542 and $2,919 as of September 30, 2021 and December 31, 2020, respectively)	108,806	2,917	1.0	0.0
Real estate:
Real estate	28,832	—	0.3	—
Total real estate securities (cost: $30,033 and $— as of September 30, 2021 and December 31, 2020, respectively)	28,832	—	0.3	—
Asia and other:
Debt securities:
Communication services	4,997	18,741	0.0	0.2
Consumer discretionary	79,024	35,580	0.8	0.5
Consumer staples	13,740	23,755	0.1	0.3
Energy	23,443	9,247	0.2	0.1
Financials	17,807	12,335	0.2	0.2
Health care	2,707	1,084	0.0	0.0
Industrials	6,393	4,759	0.1	0.1
Information technology	—	3,631	—	0.0
Materials	122,405	68,791	1.2	0.9
Real estate	140,350	75,187	1.4	1.0
Utilities	955	9,619	0.0	0.1
Other	10,376	26,067	0.1	0.3
Total debt securities (cost: $415,838 and $288,452 as of September 30, 2021 and December 31, 2020, respectively)	422,197	288,796	4.2	3.7

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2021
($ in thousands, except where noted)

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Asia and other:
Equity securities:
Consumer discretionary	$10,868	$—	0.1%	—%
Energy	7,059	—	0.1	—
Industrials	68,816	—	0.7	—
Real estate	37,326	—	0.4	—
Total equity securities (cost: $120,650 and $— as of September 30, 2021 and December 31, 2020, respectively)	124,069	—	1.3	—

Total debt securities	9,085,442	7,578,788	88.6	97.2
Total equity securities	1,136,290	213,642	11.1	2.7
Total real estate	28,832	6,879	0.3	0.1
Total investments, at fair value	$10,250,564	$7,799,309	100.0%	100.0%
As of September 30, 2021 and December 31, 2020, no single issuer or investment had a fair value that exceeded 5% of Oaktree’s total consolidated net assets.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2021
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
The following table summarizes net gains (losses) from investment activities:

	Three months ended September 30,
	2021		2020
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Investments and other financial instruments	$3,424	$61,928	$(19,781)	$118,110
CLO liabilities (1)	(13,865)	4,987	—	(117,948)
Foreign-currency forward contracts (2)	1,103	2,507	192	417
Total-return and interest-rate swaps (2)	(288)	(13,404)	68	(6)
Options and futures (2)	(719)	898	(114)	(40)
Warrants (2)	—	3,413	—	—
Total	$(10,345)	$60,329	$(19,635)	$533

	Nine months ended September 30,
	2021		2020
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Investments and other financial instruments	$10,659	$169,760	$(86,506)	$(325,510)
CLO liabilities (1)	(9,335)	17,132	—	126,410
Foreign-currency forward contracts (2)	803	7,329	(11,200)	(23,483)
Total-return and interest-rate swaps (2)	(367)	(12,420)	68	(6)
Options and futures (2)	(912)	1,016	(4)	(157)
Warrants (2)	—	2,601	—	—
Total	$848	$185,418	$(97,642)	$(222,746)

(1)    Represents the net change in the fair value of CLO liabilities based on the more observable fair value of CLO assets, as measured under the CLO measurement guidance. Please see note 2 for more information.
(2)    Please see note 7 for additional information.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2021
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

	As of September 30, 2021				As of December 31, 2020
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
U.S. Treasury and other securities (1)	$6,477	$—	$—	$6,477	$9,562	$—	$—	$9,562
Corporate investments	63,854	4,529	32,639	101,022	—	4,575	27,045	31,620
Foreign-currency forward contracts (2)	—	5,095	—	5,095	—	459	—	459
Total assets	$70,331	$9,624	$32,639	$112,594	$9,562	$5,034	$27,045	$41,641

Liabilities
Foreign-currency forward contracts (3)	$—	$(407)	$—	$(407)	$—	$(20,051)	$—	$(20,051)

(1)    For U.S. Treasury securities the carrying value approximates fair value due to their short-term nature and are classified as Level I investments within the fair value hierarchy detailed above.
(2)    Amounts are included in other assets, except for $2,345 as of September 30, 2021, which is included within corporate investments in the consolidated statements of financial condition.
(3)    Amounts are included in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition, except for $147 and $16,191 as of September 30, 2021 and December 31, 2020, respectively, which are included within corporate investments in the condensed consolidated statements of financial condition.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2021
($ in thousands, except where noted)
The table below sets forth a summary of changes in the fair value of Level III financial instruments:

	Three months ended September 30,
	2021	2020

Corporate Investments:
Beginning balance	$32,771	$22,022
Contributions or additions	257	772
Distributions	(141)	(1,996)
Net gain (loss) included in earnings	(248)	2,536
Ending balance	$32,639	$23,334

Net change in unrealized gains (losses) attributable to financial instruments still held at end of period	$(436)	$2,536

	Nine months ended September 30,
	2021	2020

Corporate Investments:
Beginning balance	$27,045	$30,311
Contributions or additions	10,475	2,562
Distributions	(14,165)	(6,993)
Net gain (loss) included in earnings	9,284	(2,546)
Ending balance	$32,639	$23,334

Net change in unrealized losses attributable to financial instruments still held at end of period	$(7,968)	$(989)
The table below sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the Company’s Level III financial instruments:

	Fair Value as of			Significant Unobservable Input
Financial Instrument	September 30, 2021	December 31, 2020	Valuation Technique		Range	Weighted Average

Corporate investment – Limited partnership interests	$32,639	$27,045	Market approach (value of underlying assets)	Not applicable	Not applicable	Not applicable

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2021
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

	As of September 30, 2021				As of December 31, 2020
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Investments:
Corporate debt – bank debt	$—	$7,074,261	$548,822	$7,623,083	$—	$6,363,403	$255,282	$6,618,685
Corporate debt – all other	—	1,251,350	211,009	1,462,359	—	881,018	79,085	960,103
Equities – common stock	186,951	49,057	470,437	706,445	3,052	1	187,370	190,423
Equities – preferred stock	70,803	32,190	326,852	429,845	—	—	23,219	23,219
Real estate	—	—	28,832	28,832	—	6,879	—	6,879
Total investments	257,754	8,406,858	1,585,952	10,250,564	3,052	7,251,301	544,956	7,799,309
Derivatives:
Foreign-currency forward contracts	—	8,010	—	8,010	—	482	—	482
Swaps	—	8	—	8	—	—	—	—
Options and futures	977	—	—	977	26	—	—	26
Total derivatives (1)	977	8,018	—	8,995	26	482	—	508
Total assets	$258,731	$8,414,876	$1,585,952	$10,259,559	$3,078	$7,251,783	$544,956	$7,799,817

Liabilities
CLO debt obligations:
Senior secured notes	$—	$(6,890,368)	$—	$(6,890,368)	$—	$(6,321,580)	$—	$(6,321,580)
Subordinated notes	—	(317,741)	—	(317,741)	—	(215,278)	—	(215,278)
Total CLO debt obligations (2)	—	(7,208,109)	—	(7,208,109)	—	(6,536,858)	—	(6,536,858)
Derivatives:
Foreign-currency forward contracts	—	(1,048)	—	(1,048)	—	(933)	—	(933)
Swaps	—	(14,502)	—	(14,502)	—	—	—	—
Options and futures	—	(193)	—	(193)	—	—	—	—
Warrants	—	(5,381)	—	(5,381)	—	—	—	—
Total derivatives (3)	—	(21,124)	—	(21,124)	—	(933)	—	(933)
Total liabilities	$—	$(7,229,233)	$—	$(7,229,233)	$—	$(6,537,791)	$—	$(6,537,791)

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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2021
($ in thousands, except where noted)
The following tables set forth a summary of changes in the fair value of Level III investments:

	Corporate Debt – Bank Debt	Corporate Debt – All Other	Equities – Common Stock	Equities – Preferred Stock	Real Estate	Total
Three months ended September 30, 2021
Beginning balance	$421,031	$176,598	$350,194	$192,185	$45,666	$1,185,674
Deconsolidation of funds	—	(12,598)	—	—	—	(12,598)
Transfers into Level III	18,700	—	204	—	—	18,904
Transfers out of Level III	(1,858)	(560)	—	(32,190)	—	(34,608)
Purchases	138,682	42,609	99,446	150,394	6,233	437,364
Sales	(35,919)	(312)	(11,828)	—	(22,233)	(70,292)
Realized gain (losses), net	737	10	(2,714)	5	(583)	(2,545)
Unrealized appreciation (depreciation), net	7,449	5,262	35,135	16,458	(251)	64,053
Ending balance	$548,822	$211,009	$470,437	$326,852	$28,832	$1,585,952
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$7,705	$4,248	$32,002	$16,458	$(250)	$60,163
Three months ended September 30, 2020
Beginning balance	$148,679	$73,473	$100,159	$214	$—	$322,525
Deconsolidation of funds	—	(47,436)	—	—	—	(47,436)
Transfers into Level III	27,458	2,334	12,751	—	—	42,543
Transfers out of Level III	(27,022)	(9,705)	(43,205)	—	—	(79,932)
Purchases	2,422	1,288	—	—	—	3,710
Sales	(55,461)	(1,459)	—	—	—	(56,920)
Realized gains (losses), net	(84)	155	—	—	—	71
Unrealized appreciation (depreciation), net	(1,019)	1,239	18,205	(78)	—	18,347
Ending balance	$94,973	$19,889	$87,910	$136	$—	$202,908
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$(1,989)	$1,592	$(12,355)	$(79)	$—	$(12,831)

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2021
($ in thousands, except where noted)

	Corporate Debt – Bank Debt	Corporate Debt – All Other	Equities – Common Stock	Equities – Preferred Stock	Real Estate	Total
Nine months ended September 30, 2021
Beginning balance	$255,283	$79,085	$187,370	$23,219	$—	$544,957
Deconsolidation of funds	(3,065)	(12,598)	—	—	—	(15,663)
Transfers into Level III	69,983	2,960	209	—	—	73,152
Transfers out of Level III	(68,258)	(15,776)	—	(32,190)	—	(116,224)
Purchases	395,707	151,573	264,946	311,256	52,850	1,176,332
Sales	(115,799)	(4,798)	(16,622)	(1,655)	(22,233)	(161,107)
Realized gain (loss), net	4,158	450	(10,986)	162	(583)	(6,799)
Unrealized appreciation (depreciation), net	10,813	10,113	45,520	26,060	(1,202)	91,304
Ending balance	$548,822	$211,009	$470,437	$326,852	$28,832	$1,585,952
Net change in unrealized appreciation attributable to assets still held at end of period	$10,670	$9,659	$34,008	$22,845	$(1,200)	$75,982
Nine months ended September 30, 2020
Beginning balance	$77,736	$103,172	$130,437	$657	$230,741	$542,743
Deconsolidation of funds	(78,451)	(86,507)	(264,513)	—	(269,404)	(698,875)
Transfers into Level III	147,449	58,374	13,105	—	—	218,928
Transfers out of Level III	(71,282)	(24,669)	(43,205)	—	—	(139,156)
Purchases	119,557	17,747	264,909	—	38,663	440,876
Sales	(75,663)	(38,788)	—	—	—	(114,451)
Realized gain (loss), net	(8,890)	97	—	—	—	(8,793)
Unrealized depreciation, net	(15,483)	(9,537)	(12,823)	(521)	—	(38,364)
Ending balance	$94,973	$19,889	$87,910	$136	$—	$202,908
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$(9,448)	$(3,429)	$(12,657)	$(507)	$—	$(26,041)
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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2021
($ in thousands, except where noted)
The following table sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the consolidated funds’ Level III investments as of September 30, 2021:

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (1)(2)	Range	Weighted Average (3)

Credit-oriented investments:
Communication services	55,349	Market approach (comparable companies) (4)	Revenue multiple (5)	1x - 3x	2x
	40,057	Recent market information (6)	Quoted prices	Not applicable	Not applicable
	2,987	Recent transaction price (7)	Quoted prices	Not applicable	Not applicable
Consumer discretionary:	12,779	Recent market information (6)	Quoted prices	Not applicable	Not applicable
	6,001	Discounted cash flow (8)	Discount rate	11% - 13%	12%
Energy:	16,437	Recent market information (6)	Quoted prices	Not applicable	Not applicable
	1,844	Discounted cash flow (8)	Discount rate	12% - 14%	13%
Financials:	25,904	Discounted cash flow (8)	Discount rate	11% - 13%	12%
	17,169	Recent market information (6)	Quoted prices	Not applicable	Not applicable
	7,700	Recent transaction price (7)	Quoted prices	Not applicable	Not applicable
Health care:	61,055	Recent market information (6)	Quoted prices	Not applicable	Not applicable
	7,772	Market approach (comparable companies) (4)	Multiple of underlying assets (9)	0.9x - 1.1x	1x
Industrials	116,386	Discounted cash flow (8)	Discount rate	12% - 13%	13%
	10,311	Recent market information (6)	Quoted prices	Not applicable	Not applicable
Materials:	139,152	Discounted cash flow (8)	Discount rate	10% - 13%	11%
	11,224	Recent market information (6)	Quoted prices	Not applicable	Not applicable
Real estate:	78,382	Market approach (comparable companies) (4)	Multiple of underlying assets (9)	0.9x - 1.1x	1x
	71,263	Recent transaction price (7)	Quoted prices	Not applicable	Not applicable
	36,248	Recent market information (6)	Quoted prices	Not applicable	Not applicable
Utilities	26,049	Recent market information (6)	Quoted prices	Not applicable	Not applicable
Other:	15,762	Recent market information (6)	Quoted prices	Not applicable	Not applicable
Equity investments:
	320,838	Recent transaction price (7)	Quoted prices	Not applicable	Not applicable
	181,378	Market approach (comparable companies) (4)	Multiple of underlying assets (9)	0.9x - 1.1x	1x
	159,811	Discounted cash flow (8)	Discount rate	7% - 16%	12%
	94,428	Market approach (comparable companies) (4)	Earnings multiple (10)	5x - 35x	13x
	40,834	Market approach (comparable companies) (4)	Revenue multiple (5)	13x - 14x	14x
Real estate-oriented investments:
	16,098	Recent transaction price (7)	Quoted prices	Not applicable	Not applicable
	12,734	Discounted cash flow (8)	Discount rate	24% - 26%	25%
Total Level III investments	$1,585,952

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2021
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
(4)    A market approach is generally used to value distressed investments and investments in which the consolidated funds have a controlling interest in the underlying issuer
(5)    Revenue multiples are based on comparable public companies and transactions with comparable companies. The Company typically applies the multiple to trailing twelve-months' revenue. However, in certain cases other revenue measures, such as pro forma revenue, may be utilized if deemed to be more relevant
(6)    Certain investments are valued using vendor prices or broker quotes for the subject or similar securities.  Generally, investments valued in this manner are classified as Level III because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities, or may require adjustment for investment-specific factors or restrictions.
(7)    Certain investments are valued based on recent transactions, generally defined as investments purchased or sold within six months of the valuation date. The fair value may also be based on a pending transaction expected to close after the valuation date.
(8)    A discounted cash-flow method is generally used to value performing credit-oriented investments in which the consolidated funds do not have a controlling interest in the underlying issuer, as well as certain equity investments, real estate-oriented investments and real estate loan portfolios.
(9)    A market approach using the value of underlying assets utilizes a multiple, based on comparable companies, of underlying assets or the net book value of the portfolio company. The Company typically obtains the value of underlying assets from the underlying portfolio company’s financial statements or from pricing vendors. The Company may value the underlying assets by using prices and other relevant information from market transactions involving comparable assets.
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
September 30, 2021
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
During the three months ended September 30, 2021 and 2020, there were no changes in the valuation techniques for Level III securities.
7. DERIVATIVES AND HEDGING
The fair value of freestanding derivatives consisted of the following:

	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
As of September 30, 2021
Foreign-currency forward contracts	$318,313	$5,095	$(21,500)	$(407)

As of December 31, 2020
Foreign-currency forward contracts	$22,624	$459	$(288,626)	$(20,051)
Realized and unrealized gains and losses arising from freestanding derivatives were recorded in the condensed consolidated statements of operations as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Investment income	$4,617	$(6,503)	$12,555	$(4,906)
General and administrative expense (1)	2,697	(3,288)	6,315	(5,926)
Total gain (loss)	$7,314	$(9,791)	$18,870	$(10,832)

(1)    To the extent that the Company’s freestanding derivatives are utilized to hedge its foreign-currency exposure to investment income and management fees earned from consolidated funds, the related hedged items are eliminated in consolidation, with the derivative impact (a positive number reflects a reduction in expenses) reflected in consolidated general and administrative expense.
There were no derivatives outstanding that were designated as hedging instruments for accounting purposes as of September 30, 2021 and December 31, 2020. Additionally, the Company had not designated any derivatives as fair-value hedges or hedges of net investments in foreign operations as of September 30, 2021 and December 31, 2020.

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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2021
($ in thousands, except where noted)
The fair value of derivatives held by the consolidated funds consisted of the following:

	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
As of September 30, 2021
Foreign-currency forward contracts	$175,804	$8,010	$(8,969)	$(1,048)
Total-return and interest-rate and credit default swaps	137	8	(64,651)	(14,502)
Options and futures	222,812	977	(1,199)	(193)
Warrants	—	—	—	(5,381)
Total	$398,753	$8,995	$(74,819)	$(21,124)

As of December 31, 2020
Foreign-currency forward contracts	$28,638	$482	$(47,787)	$(933)
Options and futures	22,567	26	—	—
Total	$51,205	$508	$(47,787)	$(933)

The impact of derivatives held by the consolidated funds in the consolidated statements of operations was as follows:

	Three months ended September 30,
	2021		2020
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Foreign-currency forward contracts	$1,103	$2,507	$192	$417
Total-return and interest-rate and credit default swaps	(288)	(13,404)	68	(6)
Options and futures	(719)	898	(114)	(40)
Warrants	—	3,413	—	—
Total	$96	$(6,586)	$146	$371

	Nine months ended September 30,
	2021		2020
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Foreign-currency forward contracts	$803	$7,329	$(11,200)	$(23,483)
Total-return and interest-rate and credit default swaps	(367)	(12,420)	68	(6)
Options and futures	(912)	1,016	(4)	(157)
Warrants	—	2,601	—	—
Total	$(476)	$(1,474)	$(11,136)	$(23,646)

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2021
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

	Gross Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of September 30, 2021		Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Foreign-currency forward contracts	$5,095	$407	$—	$4,688
Derivative assets of consolidated funds:
Foreign-currency forward contracts	8,010	—	—	8,010
Total-return and interest-rate and credit default swaps	8	—	—	8
Options and futures	977	—	—	977
Subtotal	8,995	—	—	8,995
Total	$14,090	$407	$—	$13,683

Derivative Liabilities:
Foreign-currency forward contracts	$(407)	$(407)	$—	$—
Derivative liabilities of consolidated funds:
Foreign-currency forward contracts	(1,048)	—	—	(1,048)
Total-return and interest-rate and credit default swaps	(14,502)	—	—	(14,502)
Options and futures	(193)	—	—	(193)
Warrants	(5,381)	—	—	(5,381)
Subtotal	(21,124)	—	—	(21,124)
Total	$(21,531)	$(407)	$—	$(21,124)

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2021
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
September 30, 2021
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
Oaktree Capital I, along with certain other Oaktree Operating Group members as co-borrowers, are parties to a credit agreement with a subsidiary of Brookfield that provides for a subordinated credit facility maturing on May 19, 2023. The subordinated credit facility has a revolving loan commitment of $250 million and borrowings generally bear interest at a spread to either LIBOR or an alternative base rate. Borrowings on the subordinated credit facility are subordinate to the outstanding debt obligations and borrowings on the primary credit facility of Oaktree Capital I and its co-borrowers. Oaktree Capital I is jointly and severally liable, along with its co-obligors for outstanding borrowings on the subordinated credit facility. For reasons set forth in the preceding paragraph, the Company’s financial statements generally will not reflect debt obligations, interest expense or related liabilities associated with its operating subsidiaries until such time as Oaktree Capital I directly borrows from the subordinated credit facility. No amounts were outstanding on the subordinated credit facility as of September 30, 2021.
As of September 30, 2021, Oaktree Capital I is jointly and severally liable, along with its co-obligors, for the debt obligations listed below with an aggregate outstanding principal balance of $850 million. The Company’s maximum exposure to these debt obligations is set forth below:

	As of
	September 30, 2021	December 31, 2020

$250,000, 3.78%, issued in December 2017, payable on December 18, 2032	$250,000	$250,000
Credit facility, issued in March 2014, variable rate obligations payable on December 14, 2026	—	—
$50,000, 3.91%, issued in September 2014, payable on September 3, 2024	50,000	50,000
$100,000, 4.01%, issued in September 2014, payable on September 3, 2026	100,000	100,000
$100,000, 4.21%, issued in September 2014, payable on September 3, 2029	100,000	100,000
$100,000, 3.69%, issued in July 2016, payable on July 12, 2031	100,000	100,000
$200,000, 3.64%, issued in July 2020, payable on July 22, 2030	200,000	200,000
$50,000, 3.84%, issued in July 2020, payable on July 22, 2035	50,000	50,000
Total remaining principal	$850,000	$850,000
Oaktree’s credit facility was amended on December 13, 2019 to among other things, increase the revolving loan commitment from $500 million to $650 million, provide for the refinancing of the then-outstanding $150 million term loan with revolving loans, extend the maturity date from March 29, 2023 to December 13, 2024, favorably update the commitment fee and interest rate in the corporate ratings-based pricing grid and increase the assets under management covenant threshold from $60 billion to $65 billion. Borrowings generally bear interest at a

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2021
($ in thousands, except where noted)
spread to either LIBOR or an alternative base rate. Based on the current credit ratings of OCM, the interest rate on borrowings is LIBOR plus 0.88% per annum and the commitment fee on the unused portions of the revolving credit facility is 0.08% per annum. The credit agreement contains customary financial covenants and restrictions, including ones regarding a maximum leverage ratio and a minimum required level of assets under management (as defined in the credit agreement, as amended above). Oaktree’s credit facility was further amended on September 14, 2021 to among other things, (i) extend the maturity date from December 13, 2024 to September 14, 2026, (ii) modify the assets under management covenant threshold from $65 billion of assets under management to $57.5 billion of management-fee generating assets under management and (iii) increase the maximum leverage ratio to 4.00 to 1.00. As of September 30, 2021, OCM had no outstanding borrowings under the revolving credit facility. OCM and the Company were in compliance with all financial maintenance covenants associated with its senior notes and bank credit facility as of September 30, 2021 and December 31, 2020, respectively.
Credit Facilities of the Consolidated Funds
Certain consolidated funds may maintain revolving credit facilities that are secured by the assets of the fund or may issue senior variable rate notes to fund investments on a longer term basis, generally up to ten years. The obligations of the consolidated funds are nonrecourse to the Company.
The consolidated funds had the following debt obligations outstanding:

	Outstanding Amount as of		Senior variable rate notes key terms as of September 30, 2021
Credit Agreement	September 30, 2021	December 31, 2020	Facility Capacity	Effective Interest Rate	Weighted Average Remaining Maturity (years)	Commitment Fee Rate	L/C Fee
Revolving credit facility (1)	$1,029,708	$370,920	$1,131,880	1.93%	0.9	0.25%	N/A
Less: Debt issuance costs	(3,754)	(4,932)
Total debt obligations, net (2)	$1,025,954	$365,988

(1)    The credit facility capacity is calculated on a pro rata basis using fund commitments as of September 30, 2021.
(2)    For the revolving credit facilities, amount is shown net of debt issuance costs that are included in other assets, net at September 30, 2021.
As of September 30, 2021 and December 31, 2020, the consolidated funds had debt obligations with an aggregate outstanding principal balance of $1.0 billion and $370.9 million, respectively. The carrying value of the revolving credit facilities approximated fair value due to recent issuance. Financial instruments that are valued using quoted prices for the security or similar securities are generally classified as Level III because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities, or may require adjustment for investment-specific factors or restrictions.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2021
($ in thousands, except where noted)
Debt Obligations of CLOs
Debt obligations of CLOs represent amounts due to holders of debt securities issued by the CLOs, as well as term loans of CLOs that had not priced as of period end. Outstanding debt obligations of CLOs were as follows:

	As of September 30, 2021			As of December 31, 2020
	Fair Value (1)	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)	Fair Value (1)	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)
Senior secured notes	$6,890,368	1.84%	11.1	$6,321,580	2.00%	10.2
Subordinated notes (2)	317,741	N/A	11.6	215,278	N/A	10.6
Total CLO debt obligations	$7,208,109			$6,536,858

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
The debt obligations of CLOs are nonrecourse to the Company and are backed by the investments held by the respective CLO. Assets of one CLO may not be used to satisfy the liabilities of another. As of September 30, 2021 and December 31, 2020, the fair value of CLO assets was $8.5 billion and $7.3 billion, respectively, and consisted of cash, corporate loans, corporate bonds and other securities.
The fair value of the Company’s CLO beneficial interests held at September 30, 2021 was calculated using a discounted cash flow model specific to each investment structure. The significant valuation inputs, including the input range and weighted average rate, are as follows:

Valuation Input	Low	High	Weighted Average Rate

Discount rates	8.0%	26.0%	14.3%
Constant default rates	2.0%	2.0%	2.0%
Recovery rates	65.0%	70.0%	67.5%
As of September 30, 2021, future scheduled principal or par value payments with respect to the debt obligations of CLOs were as follows:

Remainder of 2021	$30,709
2022	—
2023	—
2024	—
2025	—
Thereafter	7,259,845
Total	$7,290,554

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2021
($ in thousands, except where noted)
9. LEASES
The Company has operating leases related to office space and certain equipment with remaining lease terms expiring within one year through 2031, some of which include options to extend the leases for up to five years and some of which include options to terminate the leases within one year. As of September 30, 2021, there were no finance leases outstanding and no additional operating leases that have not yet commenced.
The components of lease expense included in general and administrative expense were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Operating lease cost	$1,960	$1,784	$5,994	$5,114
Sublease income	(103)	(96)	(308)	(285)
Total lease cost	$1,857	$1,688	$5,686	$4,829

Supplemental cash flow information related to leases was as follows:

Nine months ended September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$5,378
Weighted average remaining lease term for operating leases (in years)	9.22
Weighted average discount rate for operating leases	4.3%
As of September 30, 2021, maturities of operating lease liabilities were as follows:

Remainder of 2021	$1,645
2022	6,565
2023	5,695
2024	4,683
2025	4,601
Thereafter	25,783
Total lease payments	48,972
Less: imputed interest	(8,700)
Total operating lease liabilities	$40,272

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2021
($ in thousands, except where noted)
10. NON-CONTROLLING REDEEMABLE INTERESTS IN CONSOLIDATED FUNDS
The following table sets forth a summary of changes in the non-controlling redeemable interests in the consolidated funds. Dividends reinvested and in-kind contributions or distributions are non-cash in nature and have been presented on a gross basis in the table below.

	Nine months ended September 30,
	2021	2020

Beginning balance	$715,347	$866,222
Fund consolidation and deconsolidation, net	(192,984)	(720,729)
Contributions	766,103	864,281
Distributions	(126,832)	(217,804)
Net income (loss)	163,105	(174,244)
Change in distributions payable	10,003	(47)
Change in contribution receivable	—	15,826
Foreign currency translation and other, net	(12,725)	11,375
Ending balance	$1,322,017	$644,880
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
As of September 30, 2021 and December 31, 2020, OCGH units represented 60,834,146 of the total 159,970,766 Oaktree Operating Group units and 61,370,607 of the total 160,047,647 Oaktree Operating Group units, respectively. Based on total allocable capital of $1,495,896 and $1,421,127 as of September 30, 2021 and December 31, 2020, respectively, the OCGH non-controlling interest was $570,557 and $544,935. As of September 30, 2021 and December 31, 2020, there were no non-controlling interests attributable to third parties.
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
September 30, 2021
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
September 30, 2021
($ in thousands, except where noted)
The following table sets forth a summary of net income attributable to the preferred unitholders, the OCGH non-controlling interest and the Class A common unitholders:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Weighted average Oaktree Operating Group units outstanding (in thousands):
OCGH non-controlling interest	60,834	61,385	61,013	61,508
Class A unitholders	99,137	98,677	98,995	98,457
Total weighted average units outstanding	159,971	160,062	160,008	159,965
Oaktree Operating Group net income (loss):
Net income attributable to preferred unitholders (1)	$6,829	$6,829	$20,487	$20,487
Net income (loss) attributable to OCGH non-controlling interest	46,680	28,993	263,863	(13,306)
Net income (loss) attributable to OCG Class A unitholders	76,070	45,902	426,575	(19,878)
Oaktree Operating Group net income (loss)	$129,579	$81,724	$710,925	$(12,697)
Net income (loss) attributable to OCG Class A unitholders:
Oaktree Operating Group net income (loss) attributable to OCG Class A unitholders	$76,070	$45,902	$426,575	$(19,878)
Non-Operating Group income and expense	14,138	(348)	44,435	(906)
Net income (loss) attributable to OCG Class A unitholders	$90,208	$45,554	$471,010	$(20,784)

(1)    Represents distributions declared, if any, on the preferred units.
The change in the Company’s ownership interest in the Oaktree Operating Group is set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Net income (loss) attributable to OCG Class A unitholders	$90,208	$45,554	$471,010	$(20,784)
Equity reallocation between controlling and non-controlling interests	2,205	(184)	3,667	1,829
Change from net income (loss) attributable to OCG Class A unitholders and transfers from non-controlling interests	$92,413	$45,370	$474,677	$(18,955)
Please see notes 11, 12 and 13 for additional information regarding transactions that impacted unitholders’ capital.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2021
($ in thousands, except where noted)
12. EARNINGS PER UNIT
The computation of net income (loss) per Class A unit is set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands, except per unit amounts)
Net income (loss) per Class A unit (basic and diluted):
Net income (loss) attributable to OCG Class A unitholders	$90,208	$45,554	$471,010	$(20,784)
Weighted average number of Class A units outstanding (basic and diluted)	99,137	98,677	98,995	98,457
Basic and diluted net income (loss) per Class A unit	$0.91	$0.46	$4.76	$(0.21)
Prior to the Mergers, OCGH units could be exchanged on a one-for-one basis into Class A units, subject to certain restrictions. The exchange of these units would have proportionally increased the Company’s interest in the Oaktree Operating Group. Subsequent to the Mergers, OCGH units are no longer exchangeable into Class A units. As the restrictions set forth in the then-current exchange agreement were in place for each applicable reporting period, OCGH units were not included in the computation of diluted earnings per unit for the three and nine months ended September 30, 2021 and 2020.
Certain compensation arrangements include performance-based awards that could result in the issuance of OCGH units, which would vest over periods of four to ten years from date of issuance. As of and for the three and nine months ended September 30, 2021 and 2020, no OCGH units were considered issuable under the terms of these arrangements; consequently, no contingently issuable units were included in the computation of diluted earnings per unit for those periods.
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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2021
($ in thousands, except where noted)
During the nine months ended September 30, 2021, the Company granted LTIP awards valued at $18.0 million to employees, partners and directors of the Company and its subsidiaries, subject to annual vesting over a weighted average period of approximately 4.0 years. No awards were granted during the three months ended September 30, 2021. As of September 30, 2021, the Company expected to recognize compensation expense on its unvested LTIP awards of $49.3 million, subject to adjustment based on future performance, over a weighted average period of 3.2 years. During the three and nine months ended September 30, 2021, the Company recognized $4.7 million and $12.1 million, respectively, of compensation expense related to the LTIP, which was included in compensation and benefits expense in the condensed consolidated statement of operations.
Equity-Based Compensation
In December 2011, the Company adopted the 2011 Oaktree Capital Group, LLC Equity Incentive Plan (the “2011 Plan”). The 2011 Plan provides for the granting of options, unit appreciation rights, restricted unit awards, unit bonus awards, phantom equity awards or other unit-based awards to senior executives, directors, officers, certain employees, consultants, and advisors of the Company and its affiliates. As of September 30, 2021, a maximum of 24,007,147 units have been authorized to be awarded pursuant to the 2011 Plan, and 15,756,422 units (including 2,000,000 EVUs) have been awarded under the 2011 Plan. Each Class A and OCGH unit, when issued, represents an indirect interest in one Oaktree Operating Group unit. Total vested and unvested Converted OCGH Units, OCGH units and Class A units issued and outstanding were 159,970,766 as of September 30, 2021.
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
September 30, 2021
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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2021
($ in thousands, except where noted)
OCGH Unit Awards
The Company did not grant any OCGH units during the nine months ended September 30, 2021. As of September 30, 2021, the Company expected to recognize compensation expense on its unvested OCGH unit and Converted OCGH unit awards of $18.7 million over a weighted average period of 2.8 years. With respect to forfeitures, the Company made an accounting policy election to account for forfeitures when they occur. Accordingly, no forfeitures have been assumed in the calculation of compensation expense.
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
September 30, 2021
($ in thousands, except where noted)
A summary of the status of the Company’s unvested Converted OCGH units and other OCGH unit awards and changes for the period presented are set forth below (actual dollars per unit):

	Converted OCGH Units (1)		OCGH Units
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value

Balance as of December 31, 2020 (2)	462,742	$46.25	556,352	$37.87
Granted	—	—	—	—
Vested	(181,852)	45.38	(164,193)	37.66
Forfeited	(2,450)	49.52	—	—
Balance as of September 30, 2021	278,440	$46.80	392,159	$37.96

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

Equity Value Units
OCGH equity value units (“EVUs”) represent special limited partnership units in OCGH that entitle the holder the right to receive special distributions that will be settled in OCGH units, based on value created during a specified period in excess of a fixed “Base Value.” The value created is measured on a per unit basis, based on the appreciation of the OCGH units (before the Merger, the Class A units) and certain components of quarterly distributions with respect to OCGH units over the period beginning on January 1, 2015 and ending on each of December 31, 2019, December 31, 2020 and December 31, 2021, with one-third of the EVUs recapitalizing on each such date. As of September 30, 2021, the value created did not exceed the Base Value. EVUs also give the holder the right, subject to service vesting and Oaktree performance relative to the accreting Base Value, to receive certain quarterly distributions from OCGH. EVUs do not entitle the holder to any voting rights.
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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2021
($ in thousands, except where noted)
Deferred Equity Units
A deferred equity unit represents a special unit award that, when vested, will be settled with an unvested OCGH unit on a one-for-one basis. The number of deferred equity units that will vest is based on the achievement of certain performance targets through June 2024. Once a performance target has been met, the applicable number of OCGH units will be issued and begin to vest over periods of up to 10.0 years. The holder of a deferred equity unit is not entitled to any distributions until settled by the issuance of an OCGH unit. As of September 30, 2021, there were 767,499 deferred equity units outstanding, none of which were expected to vest. All of the outstanding deferred equity units were granted to employees of OCM, accordingly, subsequent to the Restructuring, compensation expense related to these awards is no longer included in these condensed consolidated financial statements.
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
Incentive Income
In addition to the incentive income recognized by the Company, certain of its funds have amounts recorded as potentially allocable to the Company as its share of potential future incentive income, based on each fund’s net asset value. Inasmuch as this incentive income is contingent upon future investment activity and other factors, it is not recognized by the Company as revenue until it is probable that a significant reversal will not occur. As of September 30, 2021 and December 31, 2020, respectively, the aggregate of such amounts recorded at the fund level in excess of incentive income recognized by the Company was $1,949,827 and $1,321,782, for which related direct incentive income compensation expense was estimated to be $1,044,223 and $710,774, respectively.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2021
($ in thousands, except where noted)
Commitments to Funds
As of September 30, 2021 and December 31, 2020, the Company, generally in its capacity as general partner, had undrawn capital commitments of $315.3 million and $350.6 million, respectively, including commitments to both unconsolidated and consolidated funds. Additionally, as of September 30, 2021, the Company had undrawn capital commitments of $600.0 million in its capacity as a limited partner in Opps XI (as defined in note 16).
Investment Commitments of the Consolidated Funds
Certain of the consolidated funds are parties to credit arrangements that provide for the issuance of letters of credit and/or revolving loans, which may require the particular fund to extend loans to investee companies. The consolidated funds use the same investment criteria in making these commitments as they do for investments that are included in the condensed consolidated statements of financial condition. The unfunded liability associated with these credit arrangements is equal to the amount by which the contractual loan commitment exceeds the sum of funded debt and cash held in escrow, if any. As of September 30, 2021 and December 31, 2020, the consolidated funds had potential aggregate commitments of $6.0 million and $1.1 million, respectively. These commitments are expected to be funded by the funds’ cash balances, proceeds from asset sales or drawdowns against existing capital commitments.
A consolidated fund may agree to guarantee the repayment obligations of certain investee companies. As of September 30, 2021 and December 31, 2020, there were no guaranteed amounts under such arrangements.
Certain consolidated funds are investment companies that are required to disclose financial support provided or contractually required to be provided to any of their portfolio companies. During the nine months ended September 30, 2021, the consolidated funds did not provide any financial support to portfolio companies.
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

	As of
	September 30, 2021	December 31, 2020
Due from affiliates:
Loans to affiliates and employees	$190,026	$2,372
Amounts due from unconsolidated funds	5,818	6,429
Management fees and incentive income due from unconsolidated funds and affiliates	64,613	119,600
Payments made on behalf of unconsolidated entities	35,712	905
Non-interest bearing advances made to certain non-controlling interest holders and employees	186	235
Total due from affiliates	$296,355	$129,541
Due to affiliates:
Amounts due to unconsolidated entities	$223	$9,688
Amounts due to senior executives, certain non-controlling interest holders and employees	222	—
Total due to affiliates	$445	$9,688

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2021
($ in thousands, except where noted)
Loans To Affiliates and Employees
Loans primarily consist of interest-bearing loans made to affiliates and interest-bearing loans made to certain Oaktree employees to meet tax obligations related to vesting of equity awards.
On May 7, 2021 the Company, through its consolidated subsidiary Oaktree Capital I, L.P, entered into two revolving line of credit notes with Oaktree Capital Management, L.P., one as a borrower and the other as a lender. Both revolving line of credit notes allow for outstanding principal amounts not to exceed $250.0 million and mature on May 7, 2024. As of September 30, 2021, Oaktree Capital Management, L.P. has borrowed $190.0 million from the Company through Oaktree Capital I, L.P, and generated interest income of $26 and $52 for the three and nine months ended September 30, 2021, respectively.
The employee loans, which are generally recourse to the borrower or secured by vested equity and other collateral, typically bear interest at the Company’s cost of debt. As of September 30, 2021, there were no Company loans to employees, and as of December 31, 2020, the Company’s loans to employees totaled $2.4 million. The Company’s loans generated no interest income and interest income of $3 for the three and nine months ended September 30, 2021, respectively, and $2 and $7 for the three and nine months ended September 30, 2020, respectively.
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
Revenues Earned From Oaktree Funds
In aggregate, management fees and incentive income earned from unconsolidated Oaktree funds totaled $169.4 million and $816.6 million for the three and nine months ended September 30, 2021, respectively, and $1.5 million and $46.8 million for the three and nine months ended September 30, 2020, respectively.
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
September 30, 2021
($ in thousands, except where noted)
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
The Company incurred administrative services expense of $0.2 million and $0.6 million for the three and nine months ended September 30, 2021, respectively, and $0.2 million and $0.6 million for the three and nine months ended September 30, 2020, respectively. As of September 30, 2021 and December 31, 2020, no amounts and $0.8 million, respectively were included in “Due to affiliates” in the condensed consolidated statements of financial condition.
Leases
OCM leases certain office space from affiliates of Brookfield. Effective with the Restructuring, OCM’s lease expense and obligations are no longer included in these condensed consolidated financial statements.
Subordinated Credit Facility
Oaktree Capital I, along with certain other Oaktree Operating Group members as co-borrowers, are parties to a credit agreement with a subsidiary of Brookfield that provides for a subordinated credit facility maturing on May 19, 2023. The subordinated credit facility has a revolving loan commitment of $250 million and borrowings generally bear interest at a spread to either LIBOR or an alternative base rate. Borrowings on the subordinated credit facility are subordinate to the outstanding debt obligations and borrowings on the primary credit facility of Oaktree Capital I and its co-borrowers as detailed in note 8. Oaktree Capital I is jointly and severally liable, along with its co-obligors for outstanding borrowings on the subordinated credit facility. As set forth in note 8, the Company’s financial statements generally will not reflect debt obligations, interest expense or related liabilities associated with its operating subsidiaries until such time as Oaktree Capital I directly borrows from the subordinated credit facility. No amounts were outstanding on the subordinated credit facility as of September 30, 2021.
Investment in Oaktree Opportunities Fund XI
On August 3, 2020, the Company subscribed for a limited partner interest in, and made a capital commitment of, $750 million to Oaktree Opportunities Fund XI, L.P., a parallel investment vehicle thereof or a feeder

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2021
($ in thousands, except where noted)
fund in respect of one of the foregoing (such limited partner interest, the “Opps XI Investment” and such fund entities collectively, “Opps XI”). In order to make the Opps XI Investment, the Company’s sole Class A unitholder, or one of its affiliates, will contribute cash as a capital contribution (the “Opps XI Investment Cash”) as and to the extent required to satisfy the Company’s obligations to Opps XI. The Company will use the Opps XI Investment Cash solely to fund the Opps XI Investment and satisfy its obligations in respect of Opps XI and distributions from the Opps XI Investment are intended for the benefit of the Class A unitholder, subject to applicable law. The Company’s preferred unitholders should not rely on distributions received by the Company in respect of the Company’s Opps XI Investment for payment of dividends or redemption of the preferred units. During the nine months ended September 30, 2021, the Company funded $112.5 million of its capital commitment. As of September 30, 2021, the Company has funded in the aggregate $150 million of the $750 million capital commitment.
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
18. SUBSEQUENT EVENTS
Class A Unit Distributions
A distribution of $0.83 per Class A unit was paid on November 10, 2021 to holders of record at the close of business on October 31, 2021.
Preferred Unit Distributions
A distribution of $0.414063 per Series A preferred unit will be paid on December 15, 2021 to Series A preferred unitholders of record at the close of business on December 1, 2021.
A distribution of $0.409375 per Series B preferred unit will be paid on December 15, 2021 to Series B preferred unitholders of record at the close of business on December 1, 2021.
Private Placement Notes
On November 4, 2021, OCM entered into a note and guaranty agreement with certain accredited investors pursuant to which OCM agreed to issue and sell to such investors $200 million aggregate principal amount of its 3.06% Senior Notes due January 12, 2037. These notes are guaranteed by Oaktree Capital I, a consolidated subsidiary of the Company, along with Oaktree Capital II and Oaktree AIF, as co-obligors. The issuance and funding of these notes are subject to customary closing conditions and are expected to occur on or before January 12, 2022. As OCM is the issuer of such notes, the outstanding principal and interest payments guaranteed by Oaktree Capital I will not be included in the Company’s financial statements unless an event of default occurs.

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

GAAP Consolidated Results of Operations
The following table sets forth our unaudited condensed consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands, except per unit data)
Revenues:
Management fees	$58,628	$45,466	$172,848	$138,278
Incentive income	167,534	116	811,481	43,532
Total revenues	226,162	45,582	984,329	181,810
Expenses:
Compensation and benefits	(37,080)	(33,659)	(116,803)	(96,368)
Equity-based compensation	(1,903)	(4,068)	(7,868)	(13,380)
Incentive income compensation	(81,952)	(474)	(396,435)	(15,612)
Total compensation and benefits expense	(120,935)	(38,201)	(521,106)	(125,360)
General and administrative	(5,303)	(6,395)	(18,879)	(18,816)
Depreciation and amortization	(580)	(561)	(1,745)	(1,498)
Consolidated fund expenses	(25,734)	(11,706)	(50,581)	(31,726)
Total expenses	(152,552)	(56,863)	(592,311)	(177,400)
Other income (loss):
Interest expense	(32,990)	(35,420)	(113,093)	(121,753)
Interest and dividend income	90,673	74,128	273,460	238,294
Net realized gain (loss) on consolidated funds’ investments	(10,345)	(19,635)	848	(97,642)
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	60,329	533	185,418	(222,746)
Investment income	16,989	60,296	190,768	18,030
Other income, net	—	43	19	59
Total other income (loss)	124,656	79,945	537,420	(185,758)
Income (loss) before income taxes	198,266	68,664	929,438	(181,348)
Income taxes	(3,811)	(1,170)	(9,246)	(6,499)
Net income (loss)	194,455	67,494	920,192	(187,847)
Less:
Net (income) loss attributable to non-controlling interests in consolidated funds	(51,214)	13,882	(163,105)	174,244
Net (income) loss attributable to non-controlling interests in consolidated subsidiaries	(46,204)	(28,993)	(265,590)	13,306
Net income (loss) attributable to OCG	97,037	52,383	491,497	(297)
Net income attributable to preferred unitholders	(6,829)	(6,829)	(20,487)	(20,487)
Net income (loss) attributable to OCG Class A unitholders	$90,208	$45,554	$471,010	$(20,784)

Distributions declared per Class A unit	$0.51	$0.49	$3.92	$0.71
Net income (loss) per Class A unit (basic and diluted):
Net income (loss) per Class A unit	$0.91	$0.46	$4.76	$(0.21)
Weighted average number of Class A units outstanding	99,137	98,677	98,995	98,457

Third Quarter Ended September 30, 2021 Compared to the Third Quarter Ended September 30, 2020
Revenues
Management Fees
Management fees increased $13.1 million, or 28.8%, to $58.6 million for the third quarter of 2021, from $45.5 million for the third quarter of 2020. The increase was primarily due to sub-advisory fees earned, reflecting both growth of Oaktree’s business operations and its impact to the sub-advisory fees we earn from these arrangements.
Incentive Income
Incentive income increased $167.4 million to $167.5 million for the third quarter of 2021, from $0.1 million for the third quarter of 2020. The increase in incentive income was primarily due to higher distributions from Private Equity closed-end funds that were paying incentive income.
Expenses
Compensation and Benefits
Compensation and benefits expense increased $3.4 million, or 10.1%, to $37.1 million for the third quarter of 2021, from $33.7 million for the third quarter of 2020. The increase in compensation and benefits expense was primarily due to foreign exchange, Long-Term Incentive Plan awards and headcount growth.
Equity-based Compensation
Equity-based compensation expense decreased $2.2 million, or 53.7%, to $1.9 million for the third quarter of 2021, from $4.1 million for the third quarter of 2020, reflecting that beginning in 2020, deferred compensation is primarily paid in Long-Term Incentive Plan awards rather than equity-based awards.
Incentive Income Compensation
Incentive income compensation expense increased $81.5 million to $82.0 million for the third quarter of 2021, from $0.5 million for the third quarter of 2020, primarily reflecting the increase in incentive income.
General and Administrative
General and administrative expense decreased $1.1 million, or 17.2%, to $5.3 million for the third quarter of 2021, from $6.4 million for the third quarter of 2020, primarily driven by foreign exchange.
Depreciation and Amortization
Depreciation and amortization expense was $0.6 million and $0.6 million for the third quarter of 2021 and 2020, respectively.
Consolidated Fund Expenses
Consolidated fund expenses increased $14.0 million, or 119.7%, to $25.7 million for the third quarter of 2021, from $11.7 million for the third quarter of 2020. The increase reflects the impact of general costs incurred by our consolidated funds and changes to the funds that were consolidated during the third quarter of 2021.
Other Income (Loss)
Interest Expense
Interest expense decreased $2.4 million, or 6.8%, to $33.0 million for the third quarter of 2021, from $35.4 million for the third quarter of 2020. The decrease was primarily attributable to lower interest rates, partially offset by increased debt outstanding.
Interest and Dividend Income
Interest and dividend income increased $16.6 million, or 22.4%, to $90.7 million for the third quarter of 2021, from $74.1 million for the third quarter of 2020. The increase was primarily attributable to our consolidated funds.

Net Realized Gain (Loss) on Consolidated Funds’ Investments
Net realized gain (loss) on consolidated funds’ investments increased $9.3 million, to a loss of $10.3 million for the third quarter of 2021, from a loss of $19.6 million for the third quarter of 2020. The increase in our net realized gain (loss) reflects our consolidated funds’ performance on investments sold and primarily resulted from our CLOs and our investment in Opps XI.
Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments increased $59.8 million, to a gain of $60.3 million for the third quarter of 2021, from a gain of $0.5 million for the third quarter of 2020. Excluding the impact of the reversal of net realized gain (loss) on consolidated funds’ investments, the net change in unrealized appreciation (depreciation) on consolidated funds’ investments increased $69.1 million, to a net gain of $50.0 million for the third quarter of 2021, from a net loss of $19.1 million for the third quarter of 2020, primarily resulted from our investment in Opps XI.
Investment Income
Investment income decreased $43.3 million, or 71.8%, to $17.0 million for the third quarter of 2021, from $60.3 million for the third quarter of 2020. The decrease primarily reflected lower returns on certain Private Equity investments.
Income Taxes
Income taxes increased $2.6 million, or 216.7%, to $3.8 million for the third quarter of 2021, from $1.2 million for the third quarter of 2020. The increase primarily reflected higher taxable net income attributable to our operations outside of the United States during the third quarter of 2021. Please see the Income Taxes section of “—Understanding Our Results—Consolidation of Oaktree Funds” for details.
Net (Income) Loss Attributable to Non-controlling Interests in Consolidated Funds
Net (income) loss attributable to non-controlling interests in consolidated funds increased $65.1 million, to net income of $51.2 million for the third quarter of 2021, from net loss of $13.9 million for the third quarter of 2020. The increase reflected our consolidated funds’ performance attributable to third-party investors in each period. These effects are described in more detail under “—Other Income (Loss)” above.
Net Income (Loss) Attributable to Oaktree Capital Group, LLC Class A Unitholders
Net income attributable to Oaktree Capital Group, LLC Class A unitholders increased $44.6 million, or 97.8%, to $90.2 million for the third quarter of 2021, from $45.6 million for the third quarter of 2020, primarily reflecting higher net incentive income.

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020
Revenues
Management Fees
Management fees increased $34.5 million, or 25.0%, to $172.8 million for the first nine months of 2021, from $138.3 million for the first nine months of 2020. The increase was primarily due to sub-advisory fees earned, reflecting both growth of Oaktree’s business operations and its impact to the sub-advisory fees we earn from these arrangements.
Incentive Income
Incentive income increased $768.0 million to $811.5 million for the first nine months of 2021, from $43.5 million for the first nine months of 2020. The increase in incentive income was primarily due to higher distributions from Private Equity and Credit closed-end funds that were paying incentive income and the deconsolidation of a SPAC in 2021.
Expenses
Compensation and Benefits
Compensation and benefits expense increased $20.4 million, or 21.2%, to $116.8 million for the first nine months of 2021, from $96.4 million for the first nine months of 2020. The increase in compensation and benefits expense was primarily due to foreign exchange, Long-Term Incentive Plan awards and headcount growth.
Equity-based Compensation
Equity-based compensation expense decreased $5.5 million, or 41.0%, to $7.9 million for the first nine months of 2021, from $13.4 million for the first nine months of 2020, reflecting that beginning in 2020, deferred compensation is primarily paid in Long-Term Incentive Plan awards rather than equity-based awards.
Incentive Income Compensation
Incentive income compensation expense increased $380.8 million to $396.4 million for the first nine months of 2021, from $15.6 million for the first nine months of 2020, primarily reflecting the increase in incentive income.
General and Administrative
General and administrative expense increased $0.1 million, or 0.5%, to $18.9 million for the first nine months of 2021, from $18.8 million for the first nine months of 2020.
Depreciation and Amortization
Depreciation and amortization expense was $1.7 million and $1.5 million for the first nine months of 2021 and 2020, respectively.
Consolidated Fund Expenses
Consolidated fund expenses increased $18.9 million, or 59.6%, to $50.6 million for the first nine months of 2021, from $31.7 million for the first nine months of 2020. The increase reflects the impact of general costs incurred by our consolidated funds and changes to the funds that were consolidated during the first nine months of 2021.
Other Income (Loss)
Interest Expense
Interest expense decreased $8.7 million, or 7.1%, to $113.1 million for the first nine months of 2021, from $121.8 million for the first nine months of 2020. The decrease was primarily attributable to lower interest rates, partially offset by increased debt outstanding.

Interest and Dividend Income
Interest and dividend income increased $35.2 million, or 14.8%, to $273.5 million for the first nine months of 2021, from $238.3 million for the first nine months of 2020. The increase was primarily attributable to our consolidated funds.
Net Realized Gain (Loss) on Consolidated Funds’ Investments
Net realized gain (loss) on consolidated funds’ investments increased $98.4 million, to a gain of $0.8 million for the first nine months of 2021, from a loss of $97.6 million for the first nine months of 2020. The increase in our net realized gain (loss) reflects our consolidated funds’ performance on investments sold and primarily resulted from our CLOs and our consolidated open-end credit funds.
Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments increased $408.1 million, to a gain of $185.4 million for the first nine months of 2021, from a loss of $222.7 million for the first nine months of 2020. Excluding the impact of the reversal of net realized gain (loss) on consolidated funds’ investments, the net change in unrealized appreciation (depreciation) on consolidated funds’ investments increased $506.7 million, to a net gain of $186.3 million for the first nine months of 2021, from a net loss of $320.4 million for the first nine months of 2020, primarily resulted from improved investment performance related to our consolidated closed-end and open-end credit funds and our CLO investments in the first nine months of 2021.
Investment Income
Investment income increased $172.8 million, or 960.0%, to $190.8 million for the first nine months of 2021, from income of $18.0 million for the first nine months of 2020. The increase primarily reflected higher returns on our Credit and Private Equity investments for the first nine months of 2021.
Income Taxes
Income taxes increased $2.7 million, or 41.5%, to $9.2 million for the first nine months of 2021, from $6.5 million for the first nine months of 2020. The increase primarily reflected higher taxable net income attributable to our operations outside of the United States during the first nine months of 2021. Please see the Income Taxes section of “—Understanding Our Results—Consolidation of Oaktree Funds” for details.
Net (Income) Loss Attributable to Non-controlling Interests in Consolidated Funds
Net (income) loss attributable to non-controlling interests in consolidated funds increased $337.3 million, to net income of $163.1 million for the first nine months of 2021, from a loss of $174.2 million for the first nine months of 2020. The increase reflected our consolidated funds’ performance attributable to third-party investors in each period. These effects are described in more detail under “—Other Income (Loss)” above.
Net Income (Loss) Attributable to Oaktree Capital Group, LLC Class A Unitholders
Net income (loss) attributable to Oaktree Capital Group, LLC Class A unitholders increased $491.8 million, or 2,364.4%, to $471.0 million for the first nine months of 2021, from a loss of $20.8 million for the first nine months of 2020, primarily reflecting higher net incentive income.

Operating Metrics
We monitor certain operating metrics that we believe provide important data regarding our business. These operating metrics include incentive-creating AUM, incentives created (fund level), and accrued incentives (fund level).
Incentive-creating AUM
Our incentive-creating AUM is set forth below and includes only incentive-creating AUM generated by our indirect subsidiaries, Oaktree Capital I and OCM Cayman for the periods ended September 30, 2021 and December 31, 2020. Incentive-creating AUM does not include undrawn capital commitments and is set forth below:

	As of
	September 30, 2021	June 30, 2021	September 30, 2020
Incentive-creating AUM:	(in millions)
Closed-end funds	$33,455	$32,220	$26,130
Evergreen funds	4,334	4,042	3,711
Total	$37,789	$36,262	$29,841
Third Quarter Ended September 30, 2021
Incentive-creating AUM increased $1.5 billion, or 4.1%, to $37.8 billion as of September 30, 2021, from $36.3 billion as of June 30, 2021. This increase reflected $1.8 billion of market-value appreciation, inclusive of the impact of foreign currency fluctuations, partially offset by $0.3 billion of net distributions in the third quarter of 2021.
Nine Months Ended September 30, 2021
Incentive-creating AUM increased $5.8 billion, or 18.1%, to $37.8 billion as of September 30, 2021, from $32.0 billion as of December 31, 2020. This increase reflected $9.3 billion of market-value appreciation, inclusive of the impact of foreign currency fluctuations, partially offset by $3.5 billion of net distributions during the nine months ended 2021.
Accrued Incentives (Fund Level) and Incentives Created (Fund Level)
Accrued incentives (fund level), gross and net of incentive income compensation expense, as well as changes in accrued incentives (fund level), are set forth below.

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
	2021	2020	2021	2020
Accrued Incentives (Fund Level):	(in thousands)
Beginning balance	$1,862,008	$611,689	$1,314,443	$938,806
Incentives created (fund level):
Closed-end funds	238,256	207,082	1,429,088	8,694
Evergreen funds	17,097	2,935	60,264	(1,132)
Total incentives created (fund level)	255,353	210,017	1,489,352	7,562
Less: incentive income recognized by us	(167,534)	(116)	(853,967)	(124,778)
Ending balance	$1,949,827	$821,590	$1,949,828	$821,590
Accrued incentives (fund level), net of associated incentive income compensation expense	$905,604	$381,090	$905,604	$381,090
As of September 30, 2021 and 2020, the portion of net accrued incentives (fund level) represented by funds that were currently paying incentives was $66.5 million (or 7.3%) and $35.3 million (or 9.3%), respectively, with the remainder arising from funds that as of that date were not at the stage of their cash distribution waterfall where Oaktree was entitled to receive incentives, other than possibly tax-related distributions.

As of September 30, 2021, $372.5 million, or 41.1%, of the net accrued incentives (fund level) were in evergreen or closed-end funds that were incentive paying or in their liquidation period. Please see “—Critical Accounting Policies—Fair Value of Financial Instruments” for a discussion of the fair-value hierarchy level established by GAAP.
Third Quarter Ended September 30, 2021
Incentives created (fund level) was $255.4 million for the third quarter of September 30, 2021, primarily reflecting $148.4 million from Credit funds and $66.2 million from Private Equity funds.
Nine Months Ended September 30, 2021
Incentives created (fund level) was $1.5 billion for the first nine months of September 30, 2021, primarily reflecting $679.0 million from Credit funds and $540.7 million from Private Equity funds.

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
The following table presents our unaudited condensed consolidating statement of financial condition:

	As of September 30, 2021
	Oaktree and Operating Subsidiaries	Consolidated Funds	Eliminations	Consolidated
	(in thousands)
Assets:
Cash and cash-equivalents	$217,889	$—	$—	$217,889
U.S. Treasury and other securities	6,477	—	—	6,477
Corporate investments	1,741,300	—	(697,933)	1,043,367
Deferred tax assets	3,829	—	—	3,829
Right-of-use assets	34,374	—	—	34,374
Receivables and other assets	340,802	—	(1,949)	338,853
Assets of consolidated funds	—	11,475,292	—	11,475,292
Total assets	$2,344,671	$11,475,292	$(699,882)	$13,120,081
Liabilities and Capital:
Liabilities:
Accounts payable and accrued expenses	$180,446	$—	$—	$180,446
Due to affiliates	445	—	—	445
Debt obligations	—	—	—	—
Operating lease liabilities	40,272	—	—	40,272
Liabilities of consolidated funds	—	9,497,105	(32,730)	9,464,375
Total liabilities	221,163	9,497,105	(32,730)	9,685,538
Non-controlling redeemable interests in consolidated funds	—	—	1,322,017	1,322,017
Capital:
Capital attributable to OCG preferred unitholders	400,584	—	—	400,584
Capital attributable to OCG Class A unitholders	1,148,191	406,629	(413,435)	1,141,385
Non-controlling interest in consolidated subsidiaries	574,733	249,541	(253,717)	570,557
Non-controlling interest in consolidated funds	—	1,322,017	(1,322,017)	—
Total capital	2,123,508	1,978,187	(1,989,169)	2,112,526
Total liabilities and capital	$2,344,671	$11,475,292	$(699,882)	$13,120,081

Corporate Investments

	As of
	September 30, 2021	June 30, 2021	September 30, 2020
	(in thousands)
Oaktree funds:
Credit	$1,298,949	$1,177,639	$954,919
Private Equity	268,343	274,982	279,490
Real Assets	91,558	103,367	159,408
Listed Equities	39,652	32,983	26,531
Non-Oaktree	42,798	55,313	17,483
Total corporate investments – Oaktree and operating subsidiaries	1,741,300	1,644,284	1,437,831
Eliminations	(697,933)	(626,138)	(522,134)
Total corporate investments – Consolidated	$1,043,367	$1,018,146	$915,697

Liquidity and Capital Resources
We manage our liquidity and capital requirements by focusing on our cash flows before the consolidation of Oaktree funds and the effect of normal changes in short-term assets and liabilities. Our primary cash flow activities on an unconsolidated basis involve (a) generating cash flow from operations, (b) generating income from investment activities, including strategic investments in certain third parties, (c) funding capital commitments that we have made to Oaktree funds in which we act as general partner, (d) funding our growth initiatives, (e) distributing cash flow to our Class A and OCGH unitholders, (f) borrowings, interest payments and repayments under credit agreements, our senior notes and other borrowing arrangements, and (g) issuances of, and distributions made on, our preferred units. As of September 30, 2021, the Company had $224.4 million of cash and U.S. Treasury and other securities and no outstanding debt. See the Future Sources and Uses of Liquidity section for additional details of Oaktree and its indirect subsidiaries financing activities in 2020.
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
On August 3, 2020, the Company subscribed for a limited partner interest in, and made a capital commitment of, $750 million to Oaktree Opportunities Fund XI, L.P., a parallel investment vehicle thereof or a feeder fund in respect of one of the foregoing (such limited partner interest, the “Opps XI Investment” and such fund entities collectively, “Opps XI”). In order to make the Opps XI Investment, the Company’s sole Class A unitholder, or one of its affiliates, will contribute cash as a capital contribution (the “Opps XI Investment Cash”) as and to the extent required to satisfy the Company’s obligations to Opps XI. The Company will use the Opps XI Investment Cash solely to fund the Opps XI Investment and satisfy its obligations in respect of Opps XI and distributions from the Opps XI Investment are intended for the benefit of the Class A unitholder, subject to applicable law. The Company’s preferred unitholders should not rely on distributions received by the Company in respect of the Company’s Opps XI Investment for payment of dividends or redemption of the preferred units. As of September 30, 2021, $150 million of the $750 million capital commitment was funded.

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
Significant amounts from our condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020 are discussed below.
Operating Activities
Operating activities used $1.6 billion and $775.7 million of cash for the first nine months of 2021 and 2020, respectively. These amounts principally reflected net income (loss), purchases of securities, net of non-cash adjustments, and net realized and unrealized (gain) loss from consolidated fund investments in each of the respective periods as well as net purchases of securities of the consolidated funds.
Investing Activities
Investing activities provided $161.9 million and $32.2 million of cash for the first nine months of 2021 and 2020, respectively. Net activity from purchases, maturities and sales of U.S. Treasury and other securities included net proceeds of $3.2 million and net purchases of $0.1 million for the first nine months of 2021 and 2020, respectively. Corporate investments in funds and companies of $166.9 million and $196.9 million for the first nine months of 2021 and 2020, respectively, consisted of the following:

	Nine months ended September 30,
	2021	2020
	(in thousands)
Funds	$439,217	$538,608
Eliminated in consolidation	(272,352)	(341,659)
Total investments	$166,865	$196,949

Distributions and proceeds from corporate investments in funds and companies of $325.9 million and $229.5 million for the first nine months of 2021 and 2020, respectively, consisted of the following:

	Nine months ended September 30,
	2021	2020
	(in thousands)
Funds	$397,945	$406,495
Eliminated in consolidation	(72,048)	(176,952)
Total proceeds	$325,897	$229,543
Purchases of fixed assets were $0.3 million for the first nine months of 2021 and 2020.

Financing Activities
Financing activities provided $1.7 billion and $1.1 billion of cash for the first nine months of 2021 and 2020, respectively, and included: (a) net contributions from non-controlling interests of $639.3 million and $646.0 million; (b) distributions to unitholders of $636.8 million and $134.0 million; (c) net capital contributions of $109.4 million and $56.0 million; (d) proceeds from CLO debt obligations of $3.0 billion and $1.0 billion and repayments of $2.2 billion and $559.7 million, and (e) payments of debt issuance costs of $1.8 million and $2.8 million. Additionally, the first nine months of 2021 and 2020 included borrowings of $658.8 million and $75.4 million, respectively, and no repayments and $48.5 million of repayments, respectively, related to consolidated funds.
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
Debt Financings
On November 4, 2021, OCM entered into a note and guaranty agreement with certain accredited investors pursuant to which OCM agreed to issue and sell to such investors $200 million aggregate principal amount of its 3.06% Senior Notes due January 12, 2037. These notes are guaranteed by Oaktree Capital I, a consolidated subsidiary of the Company, along with Oaktree Capital II and Oaktree AIF, as co-obligors. The issuance and funding of these notes are subject to customary closing conditions and are expected to occur on or before January 12, 2022. As OCM is the issuer of such notes, the outstanding principal and interest payments guaranteed by Oaktree Capital I will not be included in the Company’s financial statements unless an event of default occurs.
In May 2020, Oaktree Capital I, along with certain other Oaktree Operating Group members as co-borrowers, entered into a credit agreement with a subsidiary of Brookfield that provides for a subordinated credit facility maturing on May 19, 2023. The subordinated credit facility has a revolving loan commitment of $250 million and borrowings generally bear interest at a spread to either LIBOR or an alternative base rate. Borrowings on the subordinated credit facility are subordinate to the outstanding debt obligations and borrowings on the primary credit facility of Oaktree Capital I and its co-borrowers as detailed in note 8 to our condensed consolidated financial statements included elsewhere in this quarterly report. Oaktree Capital I is jointly and severally liable, along with its co-obligors for outstanding borrowings on the subordinated credit facility. As set forth in such note 8, the Company’s financial statements generally will not reflect debt obligations, interest expense or related liabilities associated with its operating subsidiaries until such time as Oaktree Capital I directly borrows from the subordinated credit facility. No amounts were outstanding on the subordinated credit facility as of September 30, 2021.

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
    In December 2019, our former indirect subsidiaries OCM, Oaktree Capital II, Oaktree AIF, and our indirect subsidiary Oaktree Capital I (collectively, the “Borrowers”) entered into the Fifth Amendment to Credit Agreement (the “Fifth Amendment”), which amended the credit agreement dated as of March 31, 2014 (as amended through and including the Fifth Amendment, the “Credit Agreement”). The Fifth Amendment extended the maturity date of the Credit Agreement from March 29, 2023 to December 13, 2024, increased the revolving credit facility (the “Revolver”) from $500 million to $650 million, provided for the refinancing of the then-outstanding $150 million term loan balance with revolving loans, and provides the Borrowers with the option to extend the new maturity date by one year up to two times if the lenders holding at least 50% of the aggregate amount of the revolving loan commitment thereunder on the date of the Borrowers’ extension request consent to such extension. The Fifth Amendment also favorably updated the commitment fee and interest rate margins in the corporate ratings-based pricing grid, increased the AUM covenant threshold from $60 billion to $65 billion and made certain other amendments to the provisions of the Credit Agreement. Borrowings under the Credit Agreement generally bear interest at a spread to either LIBOR or an alternative base rate. Based on the current credit ratings of OCM, the interest rate on borrowings is LIBOR plus 0.88% per annum and the commitment fee on the unused portions of the Revolver is 0.08% per annum. The Credit Agreement contains customary financial covenants and restrictions, including (after giving effect to the Fifth Amendment) covenants regarding a maximum leverage ratio of 3.50x-to-1.00x and a minimum required level of assets under management (as defined in the credit agreement). In September 2021, the Borrowers entered into the Sixth Amendment to Credit Agreement (the “Sixth Agreement”). The Sixth Amendment extended the maturity date of the Credit Agreement from December 13, 2024 to September 14, 2026, modified the AUM covenant threshold from $65 billion of AUM to $57.5 billion of management fee-generating AUM, and increased the maximum leverage ratio to 4.00x-to-1.00x. As of September 30, 2021, OCM had no outstanding borrowings under the $650 million revolving credit facility.
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

Contractual Obligations, Commitments and Contingencies
In the ordinary course of business, we and our consolidated funds enter into contractual arrangements that may require future cash payments. The following table sets forth information related to anticipated future cash payments as of September 30, 2021:

	Remainder of 2021	2022-2023	2024-2025	Thereafter	Total
	(in thousands)
Oaktree and Operating Subsidiaries:
Operating lease obligations (1)	$1,645	$12,260	$9,284	$25,783	$48,972
OCG limited partner commitments to Oaktree funds (2)	600,000	—	—	—	600,000
Oaktree Capital I general partner commitments to Oaktree and third-party funds (2)	315,254	—	—	—	315,254
Subtotal	916,899	12,260	9,284	25,783	964,226
Consolidated Funds:
Debt obligations payable (3)	—	1,029,708	—	—	1,029,708
Interest obligations on debt (4)	4,975	17,080	—	—	22,055
Debt obligations of CLOs (3)	30,709	—	—	7,259,845	7,290,554
Interest on debt obligations of CLOs (4)	31,708	253,660	253,660	867,415	1,406,443
Commitments to fund investments (5)	6,011	—	—	—	6,011
Total	$990,302	$1,312,708	$262,944	$8,153,043	$10,718,997

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
In some of our service contracts or management agreements, we have agreed to indemnify third-party service providers or separate account clients under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has neither been included in the above table nor recorded in our condensed consolidated financial statements as of September 30, 2021.
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
Price Risk
Impact on Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
As of September 30, 2021, we had investments, at fair value of $10.3 billion related to our consolidated funds, primarily consisting of investments held by our CLOs. We estimate that a 10% decline in market values would result in a decrease in unrealized appreciation (depreciation) on the consolidated funds’ investments of $1.0 billion. Of this decline, approximately $328.0 million would impact net income and $203.3 million would impact net income attributable to OCG Class A unitholders, with the remainder attributable to non-controlling interests and third-party debt holders in our CLOs. The magnitude of the impact on net income is largely affected by the percentage of our equity ownership interest and levered nature of our CLO investments.
Impact on Management Fees (before consolidation of funds)
Management fees are generally assessed in the case of (a) our open-end and evergreen funds, based on NAV, and (b) our closed-end funds, based on committed capital, drawn capital or cost basis during the investment period and, during the liquidation period, based on the lesser of (i) the total funded committed capital or (ii) the cost basis of assets remaining in the fund. Management fees are affected by changes in market values to the extent they are based on NAV. For the nine months ended September 30, 2021 and 2020, NAV-based management fees represented approximately 2% and 5%, respectively, of total management fees. Based on investments held as of September 30, 2021, we estimate that a 10% decline in market values of the investments held in our funds would result in an approximate $0.2 million decrease in the amount of quarterly management fees. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds, the timing of fund flows, or the impact on our sub-advisory fees which are excluded from this analysis.
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

Impact on Investment Income (before consolidation of funds)
Investment income or loss arises from our pro-rata share of income or loss from our investments, generally in our capacity as general partner in our funds and as an investor in our CLOs and third-party managed funds or companies. This income is directly affected by changes in market risk factors. Based on investments held as of September 30, 2021, a 10% decline in fair values of the investments held in our funds and other holdings would result in a $347.1 million decrease in the amount of investment income. The estimated decline of $347.1 million is greater than 10% of the September 30, 2021 corporate investments balance primarily due to the levered nature of our CLO investments. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds, the timing of fund flows or the timing of new investments or realizations.
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
We estimate that for the nine months ended September 30, 2021, without considering the impact of derivative instruments, corporate investments or consolidated funds, a 10% decline in the average exchange rate of the U.S. dollar would have resulted in the following approximate effects on our operating results:
•our management fees (relating to (a) and (b) above) would have increased by $18.4 million;
•our operating expenses would have increased by $15.7 million;
•OCGH interest in net income of consolidated subsidiaries would have increased by $1.6 million; and
•our income tax expense would have increase by $0.7 million.
These movements would have increased our net income attributable to OCG Class A unitholders by $2.0 million.
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
Interest-rate Risk
As of September 30, 2021, the Company and its operating subsidiaries had no debt obligations outstanding under the three senior notes issuances and two revolving credit facilities in its condensed consolidated statements of financial condition for which it is jointly and severally liable. Each senior notes issuance accrues interest at a fixed rate. The revolving credit facilities accrue interest at a variable rate. Of the $224.4 million of aggregate cash and U.S. Treasury and other securities as of September 30, 2021, we estimate that the Company and its operating subsidiaries would generate an additional $2.2 million in interest income on an annualized basis as a result of a 100-basis point increase in interest rates.

Our consolidated funds have debt obligations, most of which accrue interest at variable rates. Changes in these rates would affect the amount of interest payments that our funds would have to make, impacting future earnings and cash flows. As of September 30, 2021, the consolidated funds had $6.2 billion of principal or par value, as applicable, outstanding under these debt obligations. We estimate that interest expense relating to variable-rate debt would increase on an annualized basis by $61.9 million in the event interest rates were to increase by 100 basis points.
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
Date: November 12, 2021

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

10.1
Sixth Amendment, dated September 14, 2021, to the March 31, 2014 Credit Agreement, by and among Oaktree Capital Management, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P., Oaktree Capital I, L.P., the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent for the Lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 20, 2021).

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