Form 10-K
period 2021-12-31
Oaktree Capital Group, LLC
filed 2022-03-14
CIK 1403528

2
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-K
☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of March 9, 2022, there were 99,136,620 Class A units and 60,779,626 Class B units of the registrant outstanding.
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
•The COVID-19 pandemic may adversely affect us;
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
•Certain of our funds make investments in distressed businesses that involve significant risks and potential liabilities;
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
“senior executives” refers collectively to Howard S. Marks, Bruce A. Karsh, Jay S. Wintrob, John B. Frank and Sheldon M. Stone.

Part I.
Item 1. Business
Overview
Oaktree is a leading global alternative investment management firm with expertise in investing in credit, real assets, private equity, and listed equities. Oaktree’s mission is to deliver superior investment results with risk under control and to conduct its business with the highest integrity. Oaktree emphasizes an opportunistic, value-oriented and risk-controlled approach to its investments. Over the last three decades, Oaktree has developed a large and growing client base through its ability to identify and capitalize on opportunities for attractive investment returns in less efficient markets.
Oaktree was formed in 1995 by a group of individuals who had been investing together since the mid-1980s. Oaktree’s founders were pioneers in the management of high yield bonds, convertible securities and distressed debt. From those roots Oaktree has developed a diversified mix of specialized credit- and equity-oriented strategies. Oaktree operates according to a unifying investment philosophy, which consists of six tenets-risk control, consistency, market inefficiency, specialization, bottom-up analysis and disavowal of market timing-and is complemented by a set of core business principles that articulate our commitment to excellence in investing, commonality of interests with clients, a collaborative and cooperative culture, a disciplined, opportunistic approach to the expansion of products, and responsible actions with our stakeholders and society at large.
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
    Prior to the Restructuring on October 1, 2019, our consolidated operating results included substantially all of the revenues and expenses of the Oaktree Operating Group and related consolidated funds and investment vehicles. Subsequent to the Restructuring, our consolidated operating results reflect only Oaktree Capital I and OCM Cayman and related consolidated funds and investment vehicles. Since the deconsolidation of the remaining four Oaktree Operating Group entities was not required to be presented on a retrospective basis, our results of operations for the year ended December 31, 2019 reflect a full year of activities for Oaktree Capital I and OCM Cayman and related funds and investment vehicles and only nine months of activities for the remaining four Oaktree Operating Group entities and related funds and investment vehicles and, as a result, are not directly comparable to prior periods. Our results of operations for the years ended December 31, 2020 and 2021 only reflect activities for Oaktree Capital I and OCM Cayman and related funds and investment vehicles and do not include any activity for the remaining four Oaktree Operating Group entities and related funds and investment vehicles and, as a result, are not directly comparable to prior periods.
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
Oaktree’s closed-end funds also include special purpose acquisition companies managed by Oaktree and CLOs for which it serves as collateral manager. CLOs are structured finance vehicles in which Oaktree makes an investment and for which it is entitled to earn management fees. Investors in CLOs are generally unable to redeem their interests until the CLO liquidates, is called or otherwise terminates.

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
Evergreen Funds
Oaktree’s evergreen funds invest in marketable securities, private debt and equity, and in certain cases on a long or short basis. As with open-end funds, commingled evergreen funds are designed to accept new capital on an ongoing basis and generally do not distribute proceeds of realized investments to clients. Oaktree also provides discretionary management services for clients through separate accounts or funds-of-one within its evergreen fund strategies. Clients in evergreen funds are generally subject to a lock-up, which restricts their ability to withdraw their entire capital for a certain period of time after their initial subscription. Evergreen funds include business development companies (“BDCs”).
Management Fees
Oaktree receives management fees monthly or quarterly based on annual fee rates for our investment advisory services. The contractual terms of those management fees generally vary by fund structure. For closed-end funds, the management fee rate is generally applied against committed capital, contributed capital, or cost basis during the fund’s investment period and the lesser of aggregate contributed capital or cost basis of assets in the liquidation period. For those closed-end funds for which management fees are based on committed capital, Oaktree may elect to delay the start of the fund’s investment period and thus its full management fees, in which case Oaktree earns management fees based on contributed capital until it elects to start the fund’s investment period. Oaktree’s right to receive management fees typically ends after 10 or 11 years from either the initial closing date or the start of the investment period, even if assets remain in the fund. In the case of CLOs, the management fee is based on the aggregate par value of collateral assets and principal cash, as defined in the applicable CLO indentures, and a portion of the management fees is dependent on the sufficiency of the particular vehicle’s cash flow. For open-end funds, the management fee is generally based on the NAV of the fund or account. Evergreen funds typically pay management fees based on NAV, invested assets or contributions, and Oaktree’s BDCs pay management fees based on gross assets (including assets acquired with leverage), net of cash.
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
    Within the credit asset class, Oaktree’s strategies are: Opportunistic Credit, High Yield Bonds, Senior Loans, Private Credit, Multi-Strategy Credit, Emerging Markets Debt, Convertible Securities, Structured Credit and Investment Grade Solutions.
Private Equity
    Oaktree’s private equity strategies focus on a broad range of regions and market sectors, and they combine traditional private equity and special situation opportunities. Using a flexible and opportunistic approach, Oaktree invests in companies it believes to be undervalued. Oaktree seeks to enhance value through key strategic and tactical initiatives, including rightsizing capital structures, streamlining operations, improving core businesses, and creating new platforms for growth. Oaktree teams leverage deep sector knowledge and extensive proprietary networks to gain superior access to deal flow, and they reflect Oaktree’s emphasis on risk control and downside protection.
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

Investment Performance
Oaktree’s investment professionals have generated impressive investment performance through multiple market cycles. Oaktree’s long term investment performance track record of positive gross and net IRRs reflects, among many factors, Oaktree’s practice of sizing funds in proportion to our view of the supply of potential attractive investment opportunities. Information regarding Oaktree’s most significant and longest-managed closed-end funds is shown below, as of or for the year ended December 31, 2021.

			Since Inception through December 31, 2021
			IRR Since Inception (1)
($ in millions)	Strategy Inception	Assets Under Management (2)	Gross	Net	Gross Multiple of Drawn Capital (3)
Credit:
Opportunistic Credit	1988	$38,533	21.9%	15.9%	1.7x
Private Credit
European Private Debt	2013	2,452	14.2%	10.1%	1.3x
Direct Lending	2001	4,683	13.0%	8.7%	1.4x
Emerging Markets Debt	2012	1,436	11.5%	7.4%	1.2x

Private Equity:
Corporate Private Equity
European Principal	1999	6,527	12.0%	7.7%	1.8x
Power Opportunities	1995	3,089	35.1%	27.4%	2.7x
Special Situations	1994	5,697	13.2%	9.4%	1.7x

Real Assets:
Real Estate Opportunities	1994	8,523	15.3%	11.7%	1.7x
Real Estate Debt	2010	4,511	14.1%	9.7%	1.3x
Real Estate Income	2016	761	15.5%	11.8%	1.7x
Infrastructure	2014	2,122	31.6%	26.4%	1.7x

Subtotal		78,334
Other(4)		9,595
Total		$87,929

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
(2) Assets Under Management as of December 31, 2021. All figures are based on the conversion of amounts or cash flows from EUR to USD using the foreign exchange spot rate of 1.14 as of December 31, 2021.
(3) Gross multiple of drawn capital is calculated as drawn capital plus gross income and, if applicable, fee income before fees and expenses divided by drawn capital.
(4) This includes our closed-end Senior Loan funds, CLOs and certain separate accounts and co-investments.

Performance of Oaktree’s open-end funds is in part measured in relation to applicable benchmark returns. Oaktree’s emphasis on risk control and credit selection has generally led to outperformance in challenging markets and over full market cycles. Information regarding Oaktree’s open-end funds, together with relevant benchmark data, is set forth below as of or for the periods ended December 31, 2021.

			Since Inception through December 31, 2021
			Annualized Rates of Return (1)
($ in millions)	Strategy Inception	Assets Under Management	Gross	Net	Relevant Benchmark
Credit:
High Yield Bonds
U.S. High Yield Bonds	1986	$14,505	8.9%	8.3%	8.0%
Global High Yield Bonds	2010	1,288	6.7%	6.2%	6.5%

Multi-Asset Credit
Global Credit (2)	2017	8,012	5.4%	4.8%	5.1%

Investment Grade Solutions
Investment Grade Solutions (3)	Various	3,430	nm	nm	nm

Convertible Securities
High Income Convertibles	1989	1,171	10.6%	9.8%	7.9%
Global ex-U.S. Convertibles	1994	601	7.9%	7.3%	5.2%

Senior Loans
European Senior Loans	2009	1,073	6.4%	5.9%	6.7%
U.S. Senior Loans	2008	586	5.4%	4.9%	5.0%

Structured Credit
Structured Credit (3)	Various	1,342	nm	nm	nm

Listed Equities:
Emerging Markets Equities
Emerging Markets Equities	2011	7,059	4.4%	3.6%	3.1%

Subtotal		39,067
Other(4)		425
Total		$39,492

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
(2)    The performance measures reflect Global Credit Cayman Fund as the representative account for the Global Credit strategy.
(3)    Includes individual accounts across various strategies with different investment mandates. As such, a combined performance measure is not considered meaningful (“nm”).
(4)    Includes certain European High Yield Bonds and U.S. Convertible accounts.

Information regarding Oaktree’s most significant Evergreen funds is shown below, as of or for the year ended December 31, 2021.

			Since Inception through December 31, 2021
			Annualized Rates of Return (1)
($ in millions)	Strategy Inception	Assets Under Management	Gross	Net
Credit:
Private Credit
Direct Lending (2)	2012	$5,979	9.4%	7.1%

Emerging Markets Debt
Emerging Markets Debt (3)	2015	1,293	9.2%	7.0%

Opportunistic Credit
Value Opportunities	2007	1,204	10.4%	6.6%

Real Assets:
Real Estate
Real Estate Income (4)	2018	1,888	21.2%	18.0%

Listed Equities:
Value/Other Equities
Value Equities (5)	2012	613	19.2%	13.9%

Subtotal		10,977
Other(6)		448
Total		$11,425

(1) Returns represent time-weighted rates of return.
(2) AUM includes institutional evergreen accounts, Oaktree’s publicly traded BDCs and Oaktree’s non-traded BDCs. The rates of return reflect the performance of a composite of certain evergreen accounts and exclude Oaktree’s publicly-traded BDCs.
(3) AUM includes the Emerging Markets Debt Total Return and Emerging Markets Opportunities strategies. The rates of return reflect the performance of a composite of accounts for the Emerging Markets Debt Total Return strategy, including a single account with a December 2014 inception date.
(4) AUM includes assets sub-advised by Oaktree for a non-traded REIT. The rates of return reflect the performance of certain evergreen accounts and exclude a non-traded REIT managed or sub-advised by Oaktree.
(5) AUM includes performance of a proprietary fund with an initial capital commitment of $25 million since its inception in May 2012.
(6) Includes certain Real Estate and Multi-Strategy Credit accounts.

Assets Under Management
Oaktree’s assets under management increased $17.7 billion, or 11.9%, to $165.7 billion as of December 31, 2021 from $148.0 billion as of December 31, 2020, primarily driven by $14.1 billion of closed-end fund capital commitments, $13.5 billion of market value appreciation and foreign currency translation, and $5.5 billion of net inflows from open-end funds, partially offset by $13.2 billion of distributions from closed-end funds. The $14.1 billion of capital commitments to closed-end funds over the last twelve months included $2.6 billion to Oaktree Opportunities Fund XI, $2.2 billion for Oaktree Real Estate Debt Fund III, $2.0 billion to our CLOs, $1.7 billion to Oaktree Real Estate Opportunities Fund VIII and $1.4 billion to Oaktree Power Opportunities Fund VI.

	As of December 31,
	2021	2020
	(in millions)
Assets Under Management:
Closed-end funds	$87,929	$77,054
Open-end funds	39,492	33,338
Evergreen funds	11,425	10,376
DoubleLine (1)	26,836	27,235
Total	$165,682	$148,003

(1)    DoubleLine AUM reflects our pro-rata portion (based on our 20% ownership stake) of DoubleLine’s total AUM.
The following table details the change in Oaktree’s AUM during the years ended December 31, 2021 and 2020.

	Year ended December 31,
	2021	2020
	(in millions)

Beginning balance	$148,003	$124,710
Closed-end funds:
Capital commitments/other (1)	14,070	21,028
Distributions for a realization event/other (2)	(13,196)	(7,073)
Change in uncalled capital commitments for funds entering or in liquidation (3)	(659)	(320)
Change in market value, foreign-currency translation, and transfers, net (4)	11,487	5,405
Change in applicable leverage	(825)	(49)
Open-end funds:
Contributions	10,083	7,906
Redemptions	(4,630)	(4,937)
Change in market value and foreign-currency translation (4)	700	2,981
Evergreen funds:
Contributions or new capital commitments (5)	996	1,115
Redemptions or distributions/other (6)	(1,308)	(1,052)
Change in market value and foreign-currency translation (4)	1,360	843
DoubleLine:
Net change in DoubleLine	(399)	(2,554)
Ending balance	$165,682	$148,003

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
(4) The change in market value reflects the change in NAV of our funds, less management fees and other fund expenses, as well as changes in the aggregate par value of collateral assets and principal cash held by CLOs and other levered funds. The twelve months ended December 31, 2021 figures include the impact of transferring $450 million related to Oaktree Acquisition Corp I and II to closed-end funds from evergreen funds in the three months ended March 31, 2021.
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
We consider our labor relations to be good. As of December 31, 2021, OCM had 781 employees and we had 275 employees.
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

The diagram below depicts our organizational structure as of December 31, 2021.______________________
(1)Holds 100% of the Class B units, which represents 86% of the total combined voting power of our outstanding Class A and Class B units.   The Class B units have no economic interest in us.  The general partner of Oaktree Capital Group Holdings, L.P. is Oaktree Capital Group Holdings GP, LLC, which is controlled by our senior executives.
(2)Oaktree Capital Group, LLC is the public registrant and the issuer of the Series A and Series B preferred units listed on the NYSE.  It also holds, directly or indirectly, the preferred mirror units issued by Oaktree Capital I, L.P.
(3)The percent economic interest in Oaktree Operating Group represents the aggregate number of Oaktree Operating Group units held, directly or indirectly, as a percentage of the total number of Oaktree Operating Group units outstanding.  As of December 31, 2021, there were 159,919,875 Oaktree Operating Group Units outstanding.
(4)Two additional entities, not reflected in this diagram, owns less than 1% interest in OCM Holdings I, LLC.

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

Financial and Other Information
Financial and other information for the years ended December 31, 2021, 2020 and 2019 are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Metrics” included elsewhere in this annual report.
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
Investors and others should note that OCG uses the Unitholders – Investor Relations section of the Oaktree website to announce material information to investors and the marketplace. While not all of the information that we post on the Oaktree website is of a material nature, some information could be deemed to be material. Accordingly, we encourage investors, the media, and others interested in OCG to review the information that is shared on the Oaktree website at the Unitholders – Investor Relations section of the Oaktree website, ir.oaktreecapital.com. Information contained on, or available through, the Oaktree website is not incorporated by reference into this document.
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
Our business and the businesses in which our funds invest are materially affected by conditions in the global financial markets and economic conditions throughout the world that are outside our control, such as interest rates, the availability and cost of credit, inflation rates, economic uncertainty, political uncertainty, changes in laws (including laws relating to taxation), trade barriers, commodity prices, currency exchange rates and controls, volatility in financial markets, and national and international political circumstances (including wars such as the most recent Russia-Ukraine conflict, terrorist acts and security operations). These and other uncertain conditions in the global financial markets and economy have resulted in, and may continue to result in, adverse consequences for many of our funds, including restricting such funds’ investment activities and impeding such funds’ ability to effectively achieve their investment objectives. Specifically, the ongoing Russia-Ukraine conflict, including global sanctions being imposed on Russia, will likely cause continued volatility in the global financial markets and economy and, as a result, may adversely impact our financial condition.
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
The coronavirus pandemic has significantly disrupted economic conditions and may adversely affect our operations, business, financial performance and operating results.
The pandemic caused by a novel coronavirus (including potential variants, “COVID-19”) continues to pose serious threats to the health and economic wellbeing of the worldwide population and the overall economy in light of COVID-19 variants that seem to spread more easily than the original COVID-19 virus. The number of reported COVID-19 infections are rising again in certain countries worldwide likely due to these variants and the relaxation of certain efforts to mitigate the spread of COVID-19 previously imposed by governmental authorities. While the equity markets have rebounded from their steep declines in March 2020 after the World Health Organization announced that infections of COVID-19 had become a pandemic, there is continued uncertainty as to the duration of the global health and economic impact caused by COVID-19 even with COVID-19 vaccines now available. Actions at the outset of the pandemic that were intended to mitigate the spread of COVID-19 and the worldwide efforts to isolate at home and practice social distancing caused a dramatic increase in unemployment and economic instability in the United States and in certain other regions in which Oaktree operates. While such instability in certain parts of the world, including in the United States, have shown signs of recovery in large part because of the availability of COVID-19 vaccines, the continued uncertainty of COVID-19 variants may lead to renewed governmental efforts to mitigate COVID-19 spread seen at the beginning of the pandemic. Such renewed mitigation efforts would create significant uncertainty and volatility in Oaktree’s business and its funds’ and their respective portfolio companies’ businesses as compared to pre-pandemic levels.
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
• While market dislocations caused by COVID-19 may present attractive investment opportunities, increased volatility in the financial markets may limit our ability to complete those investments;
• If the impact of COVID-19 continues, we and our funds may have more limited opportunities to successfully exit existing investments, due to, among other things, lower valuations, decreased revenues and earnings, lack of potential buyers with financial resources to pursue an acquisition or changes in receptivity of public investors to public equity offerings, resulting in a reduced ability to realize value from such investments;
• Our portfolio companies have faced and may face in the future increased credit and liquidity risk due to volatility in financial markets, reduced revenue streams and limited or higher cost of access to preferred sources of funding, which may result in potential impairment of our or our funds’ equity investments. Changes in the debt financing markets may impact the ability of our portfolio companies to meet their respective financial obligations. We and our funds may experience similar difficulties, and certain funds have been forced to sell securities acquired with leverage when the value of those securities decreased substantially;
• Borrowers under loans, notes and other credit instruments in our credit funds’ portfolio may be unable to meet their principal or interest payment obligations or satisfy financial covenants, and tenants leasing real estate properties owned by our funds may not be able to pay rents in a timely manner or at all, resulting in a decrease in the value of our funds’ credit and real estate investments and lower than expected returns. In addition, for variable interest instruments, lower reference rates resulting from government stimulus programs in response to COVID-19 could lead to lower interest income for our credit funds; and
• Many of our portfolio companies operate in industries that are materially impacted by COVID-19, including but not limited to the travel, hospitality, energy, finance and real estate industries. Many of these companies have faced operational and financial challenges resulting from the spread of COVID-19 and related governmental measures, such as the closure of company facilities, restrictions on travel, quarantines and stay-at-home orders. If the disruptions caused by COVID-19 continue, the businesses of these portfolio companies could suffer, and they could become insolvent, all of which may decrease the value of our funds’ investments.
We believe COVID-19’s future impact on our business, results of operations and financial condition will be significantly driven by a number of factors that we are unable to predict or control, including, for example: the duration of the pandemic; the appearance of new variants of the virus; the pandemic’s impact on the U.S. and global economies; the timing, scope and effectiveness of additional governmental responses to the pandemic; the timing and speed of economic recovery, including the availability, administration and effectiveness of vaccines and the development of treatments for COVID-19; the impact of the pandemic and measures taken in response to it on overall supply and demand, goods and services, investor liquidity and liquidity in the financial markets, consumer confidence and levels of economic activity and the extent of disruption to important global, regional and local supply chains and economic markets; and the negative impact on our fund investors, vendors and other business partners that may indirectly adversely affect us. Any of the foregoing factors, and other cascading effects of the COVID-19 pandemic, could further impact our business, results of operations and financial condition, including by materially increasing our costs.
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
In addition, certain institutional investors, including sovereign wealth funds and public pension funds, have demonstrated an increased preference for alternatives to the traditional investment fund structure, such as managed accounts, funds-of-one and co-investment vehicles. There can be no assurance that such alternatives will be as profitable for us as the traditional investment fund structure, or as to the impact such a trend could have on the cost of our operations or profitability. Moreover, certain institutional investors are demonstrating a preference to make direct investments in alternative assets without the assistance of private asset managers like us. Such institutional investors may become our competitors and could cease to be our clients. As some existing investors cease or significantly curtail making commitments to alternative investment funds, we may need to identify and attract new investors in order to maintain or increase the size of our investment funds. There are no assurances that we can find or secure capital commitments from new investors. If economic conditions were to deteriorate or if we are unable to find new investors, we might raise less than our desired amount for a given fund.
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
We depend on the diligence, skill, judgment, reputation and business contacts of our key personnel and of key personnel of OCM provided to us through investment management agreements with our funds and a Services Agreement with us. Our future success will depend upon our and OCM’s ability to retain these key personnel and to recruit additional qualified personnel. These key personnel possess substantial experience and expertise in investing, are responsible for locating and executing our funds’ investments, have significant relationships with the institutions that are the source of many of our funds’ investment opportunities and in certain cases have strong relationships with our investors. Therefore, if these key personnel join competitors or form competing companies, it could result in the loss of significant investment opportunities and certain existing investors. OCM is not obligated to dedicate any specific personnel exclusively to us, nor are they or their personnel obligated to dedicate any specific portion of their time to the management of our business. Consequently, we may not receive the level of support and assistance that we otherwise might receive if our funds were managed directly by us. We are also subject to conflicts of interest arising out of our relationship with OCM, Brookfield and their respective affiliates. For example, Mr. Howard Marks, our Co-Chairman and one of our board members, is also the Co-Chairman of OCM and a board member of Brookfield. As discussed above (under “Business—Brookfield Merger”), Brookfield and its affiliates acquired a majority interest in Oaktree upon the completion of the Mergers. Accordingly, Mr. Marks owes duties to OCM and Brookfield, which duties may from time-to-time conflict with the interests of us and our preferred unitholders. Additionally, if our Services Agreement with OCM is significantly altered or terminated, it could result in the loss of significant key personnel of OCM that we depend on to operate as a public reporting company and could have a material adverse effect on our financial condition and results of operation.
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
In November 2020, the FCA, which regulates LIBOR, announced that subject to confirmation following its consultation with the administrator of LIBOR, it would cease publication of the one-week and two-month USD LIBOR immediately after December 31, 2021, and cease publication of the remaining tenors immediately after June 30, 2023. Additionally, the Federal Reserve Board has advised banks to stop entering into new USD LIBOR-based contracts. As of the end of December 31, 2021, one-week and two-month USD LIBOR ceased to be published, and can no longer be referenced in financial contracts. Tenors of overnight, 1, 3, 6, and 12-month USD LIBOR will continue to be calculated using panel bank submissions until June 30, 2023 for the purpose of legacy contracts, but they are not to be used in new LIBOR contracts. As a result of the phasing out of this benchmark, interest rates on our floating rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates, as well as the revenue and expenses associated with those financial instruments, may be adversely affected. It is unclear what methods of calculating a replacement benchmark will be established or adopted generally, and whether different industry bodies, such as the loan market and the derivatives market will adopt the same methodologies. To address the transition away from LIBOR, we have amended or will amend our credit agreements and related loan documentation to provide for an agreed upon methodology to calculate new benchmark rate spreads, but there are as yet no comparable forward-looking benchmarks for the various LIBOR tenors. We are carefully evaluating our CLOs to identify any discrepancy between the interest rate an issuer pays on its liabilities compared to the interest rate on the underlying assets, or the amounts payable under a derivative used to hedge its currency or interest rate exposure. For our latest generation of CLOs, we have been incorporating or will incorporate provisions to address the transition from LIBOR, however certain older CLOs have not yet come up for amendment or refinancing, and as such may not currently contain clear LIBOR transition procedures. Additionally, there will be significant work required to transition to using the new benchmark rates and implement necessary changes to our systems, processes and models. This may impact our existing transaction data, products, systems, operations, and valuation processes. The calculation of interest rates under the replacement benchmarks could also negatively impact our business and financial results. We are assessing the impact of the transition; however, we cannot reasonably estimate the impact of the transition at this time.
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
Certain of our subsidiaries operate outside the United States. In the United Kingdom, Oaktree Capital Management (UK) LLP, Oaktree Capital Management (Europe) LLP and Oaktree Capital Management (International) Limited are each subject to regulation by the Financial Conduct Authority. In Hong Kong, Oaktree Capital (Hong Kong) Limited is subject to regulation by the Hong Kong Securities and Futures Commission. In Singapore, Oaktree Capital Management Pte. Ltd. is subject to regulation by the Monetary Authority of Singapore. In Japan, Oaktree Japan, Inc. is subject to regulation by the Kanto Local Finance Bureau. In Luxembourg, Oaktree Capital Management (Lux) S.à r.l. is subject to regulation by the Commission de Surveillance du Secteur Financier. Our other European and Asian operations and our investment activities worldwide are subject to a variety of regulatory regimes that vary by country. In addition, we regularly rely on exemptions from various requirements of the regulations of certain foreign countries in conducting our asset management and fundraising activities.
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
Security breaches and other disruptions of or incidents affecting our information and technology networks could result in compromising our information and intellectual property and expose us to significant liability, reputational harm, regulatory investigation and remediation costs, which could cause material harm to our business and financial results. In the ordinary course of our business, we collect, process and store sensitive data, including our proprietary business information and intellectual property, and personal data of our employees and our clients, in our data centers and on our networks (including data stored on systems maintained by third parties). The secure processing, maintenance and transmission of this information are critical to our operations. Although we take various measures and have made, and will continue to make, significant investments in an attempt to ensure the integrity of our systems and to safeguard against such failures or security breaches, there can be no assurance that these measures and investments will provide adequate protection. Despite our security measures, our information technology and infrastructure are vulnerable to different types of attacks by third parties or breaches due to employee error, malfeasance or other disruptions. Certain of our funds invest in strategic assets having a national or regional profile or in infrastructure assets, the nature of which could expose them to a greater risk of being subject to a cyberattack or security breach. In addition, we and our employees have been and may continue to be the target of fraudulent emails or other targeted attempts to gain unauthorized access to proprietary or sensitive information, including personal data.
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
Additionally, the General Data Protection Regulation (“GDPR”) became applicable in all European Union (“EU”) member states on May 25, 2018. This regulation added a broad array of requirements for handling personal data of individuals that are residents of the EU and the processing and transfer of that data from the EU and could impose a fine of up to 4% of global annual revenue or 20 million euros, whichever is higher, for violations. The GDPR has resulted in and will continue to result in significantly greater compliance burdens and costs for companies like us. Further, due to Brexit (discussed below), we are required to comply with GDPR and also the UK equivalent. The relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear, and any changes will lead to additional costs and increase our overall risk exposure.
In addition to the GDPR, California enacted the California Consumer Privacy Act of 2018 (the “CCPA”), which went into effect on January 1, 2020. The CCPA imposes sweeping data protection obligations on many companies doing business in California and provides for substantial fines for non-compliance and, in some cases, a private right of action for consumers who are victims of data breaches involving their unencrypted personal information. Further, in November 2020, California voters passed the California Privacy Rights and Enforcement Act of 2020 (“CPRA”), which amends and further expands the CCPA with additional data privacy compliance requirements that may impact our business, and establishes a regulatory agency dedicated to enforcing those requirements. It remains unclear how various provisions of the CCPA and CPRA will be interpreted and enforced. These and other data privacy laws and regulations and their interpretations continue to develop and may be inconsistent from jurisdiction to jurisdiction. The effects of the GDPR, CCPA, CPRA, and other U.S. state, U.S. federal, and international data privacy laws and regulations are significant and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such laws and regulations.
Interruption of our information technology, communications systems or data services could disrupt our business, result in losses and/or limit our growth.
We rely heavily on our financial, accounting, communications and other information technology systems. If our systems do not operate properly, are disabled or are compromised, we could suffer financial loss, a disruption of our business, liability to our funds, regulatory intervention or reputational damage. Our information technology and communications systems are vulnerable to damage or disruption from fire, power loss, telecommunications failure, system malfunctions, natural disasters such as hurricanes, earthquakes and floods, acts of war or terrorism, employee errors or malfeasance, computer viruses, cyberattacks, or other events which are beyond our control.
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

In addition, we rely on third party service providers for certain aspects of our business, including software vendors for portfolio management and accounting software, outside financial institutions for back office processing and custody of securities and third party broker dealers for the execution of trades. An interruption or deterioration in the performance of these third parties or failures of their information systems and technology, over which we have no control, could cause system interruption, delays, loss, corruption or exposure of critical data or intellectual property and impair the quality of the funds’ operations, which could impact our reputation and hence adversely affect our business. These risks could increase as vendors increasingly offer cloud-based software services rather than software services that can be operated within our own data centers. Our portfolio companies also rely on data processing systems and the secure processing, storage and transmission of information, including payment and health information. A disruption or compromise of these systems could have a material adverse effect on the value of these businesses. Such an event may have adverse consequences on our investments or assets of the same type, or may require portfolio companies to increase preventative security measures or expand insurance coverage.
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
On June 23, 2016, the United Kingdom (the “U.K.”) held a referendum on whether to remain a member state of the EU in which a majority of voters approved an exit from the EU, commonly referred to as “Brexit.” The U.K. withdrew from the EU on January 31, 2020, but the U.K. remained in the EU’s customs union and single market for a transition period that expired on December 31, 2020. On December 24, 2020, the U.K. and the EU entered into a trade and cooperation agreement (the “Trade and Cooperation Agreement”), which was applied on a provisional basis from January 1, 2021 and has since been approved by the European Parliament and so now applies permanently. While the economic integration does not reach the level that existed during the time the UK was a member state of the EU, the Trade and Cooperation Agreement sets out preferential arrangements in areas such as trade in goods and in services, digital trade and intellectual property. Negotiations between the UK and the EU are expected to continue in relation to the relationship between the UK and the EU in certain other areas which are not covered by the Trade and Cooperation Agreement. The long term effects of Brexit will depend on the effects of the implementation and application of the Trade and Cooperation Agreement and any other relevant agreements between the U.K. and the EU.
The effects of Brexit remain uncertain and, as a result, we face risks associated with the potential uncertainty and disruptions that may follow Brexit and the implementation and application of the Trade and Cooperation Agreement, including with respect to volatility in exchange rates and interest rates and disruptions to the free movement of data, goods, services, people and capital between the U.K. and the EU. The uncertainty concerning the U.K.’s future legal, political and economic relationship with the EU could adversely affect political, regulatory, economic or market conditions in the EU, the U.K. and worldwide and could contribute to instability in global political institutions, regulatory agencies and financial markets. These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets and could significantly reduce global market liquidity and limit the ability of key market participants to operate in certain financial markets. In particular, it could also lead to a period of considerable uncertainty in relation to the U.K. financial and banking markets, as well as to the regulatory process in Europe. Asset valuations, currency exchange rates and credit ratings may also be subject to increased market volatility. Depending on the future relationship of the U.K. and the EU, the long-term effects of Brexit could be far-reaching. It could adversely affect the values of investments held by our funds, our ability to source new investments, and our ability to raise capital from investors in the U.K. and the EU. It has, and will in the future, also affect the ways in which we are able to operate in and from the U.K. and the EU. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which laws of the EU to replace or replicate.

It remains difficult to predict the overall impact of the U.K. withdrawal from the EU, the implementation and application of the Trade and Cooperation Agreement and what the economic, tax, fiscal, legal, regulatory and other implications will be for the asset management industry and the broader European and global financial markets generally and for our business and our funds and their investments specifically. However, any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, results of operations, financial prospects and condition, and cash flow.
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
Certain of our funds make investments in distressed businesses that involve significant risks and potential additional liabilities.
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
A central strategy of our opportunistic credit funds, for example, is to anticipate the occurrence of certain corporate events, such as debt or equity offerings, restructurings, reorganizations, mergers, takeover offers and other transactions. If the relevant corporate event that we anticipate is delayed, changed or never completed, the market price and value of the applicable fund’s investment could decline sharply.

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
If any of our funds are determined to be a trade or business for purposes of ERISA controlled group liability, it is possible that pension liabilities incurred by a portfolio company could result in liability being incurred by the fund, with a resulting need for additional capital contributions, the appropriation of such fund’s assets to satisfy such pension liabilities and/or the imposition of a lien by the PBGC on certain fund assets. Moreover, regardless of whether any of our funds were determined to be a trade or business for purposes of ERISA controlled group liability, a court might hold that one of our fund’s portfolio companies is jointly and severally liable for another portfolio company’s unfunded pension liabilities pursuant to the ERISA “controlled group” rules, depending upon the relevant investment structures and ownership interests as noted above.
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

In addition, in 2020 we subscribed for a limited partner interest in, and made a capital commitment of, $750 million to Oaktree Opportunities Fund XI, L.P., a parallel investment vehicle thereof or a feeder fund in respect of one of the foregoing (such limited partner interest, the “Opps XI Investment” and such fund entities collectively, “Opps XI”). In order to fund the Opps XI Investment, our sole Class A unitholder, or one of its affiliates, will contribute cash as a capital contribution (the “Opps XI Investment Cash”) as and to the extent required to satisfy our obligations to Opps XI. We will use the Opps XI Investment Cash solely to fund the Opps XI Investment and satisfy our obligations in respect of Opps XI. Distributions from the Opps XI Investment are intended for the benefit of the Class A unitholder, subject to applicable law. Our preferred unitholders should not rely on distributions received by us in respect of our Opps XI Investment for payment of dividends or redemption of the preferred units. As of December 31, 2021, the Company has funded in the aggregate $225.0 million of the $750 million capital commitment.
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
In general, to the extent of our gross ordinary income in any taxable year, we will specially allocate to the preferred units items of our gross ordinary income in an amount equal to the distributions paid in respect of the preferred units during the taxable year. Similar allocations will be made with respect to any equity securities we issue in the future that rank equally with the preferred units. Allocations of gross ordinary income will increase the capital account balances of the holders of the preferred units. Distributions will correspondingly reduce the capital account balances of the holders of the preferred units. So long as our gross ordinary income equals or exceeds the distributions paid to the holders of the preferred units, the capital account balances of the holders of the preferred units with respect to the preferred units will equal the aggregate preferred unit liquidation value at the end of each taxable year. If the distributions paid in respect of the preferred units in a taxable year exceed our gross ordinary income, items of our gross ordinary income will be allocated to the preferred units pro-rata based on the amount of distributions paid in respect of the preferred units in such taxable year. If the distributions paid in respect of the preferred units in a taxable year exceed the proportionate share of our gross ordinary income allocated in respect of the preferred units for such year, the capital account balances of the holders of the preferred units with respect to the preferred units will be reduced below the aggregate preferred unit liquidation value by the amount of such excess. In that event, we will allocate additional gross ordinary income, to the extent available in any taxable year, in subsequent years until such excess is eliminated. If we were to have insufficient gross ordinary income to eliminate such excess, holders of preferred units would be entitled, upon our liquidation, dissolution or winding up, to less than the aggregate preferred unit liquidation value. In addition, to the extent that we make additional allocations of gross ordinary income in a taxable year to eliminate such excess from prior years, the gross ordinary income allocated to holders of the preferred units in such taxable year would exceed the distributions paid to the preferred units during such taxable year. In such taxable year, holders of preferred units may recognize taxable income in respect of their investments in the preferred units in excess of our cash distributions, thus giving rise to an out-of-pocket tax liability for such holders. Future issuances of equity securities that rank equally with the preferred units could increase the likelihood that the capital account balances of holders of the preferred units decrease below the aggregate preferred unit liquidation value and holders of preferred units bear an out-of-pocket tax liability in future taxable years.
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
Our Class A units are not listed on a securities exchange. The number of holders of record of our Class A units as of March 9, 2022 was one.
Equity Compensation Plan Information
The following table sets forth information concerning the awards that may be issued under the 2011 Plan as of December 31, 2021.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	15,705,531	—	8,301,616
Equity compensation plans not approved by security holders	—	—	—
Total (3)	15,705,531	—	8,301,616

(1)    Reflects the aggregate number of OCGH units, Class A units, phantom units and EVUs granted under the 2011 Plan as of December 31, 2021. Please see note 15 to our consolidated financial statements included elsewhere in this annual report for additional information.
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
(3)    As of December 31, 2021, 4,929,054 OCGH units have been granted under the 2007 Plan. However, such amounts are not reflected in this table because our board of directors has resolved that the administrator of the 2007 Plan will no longer grant awards under the 2007 Plan.
Unregistered Sales of Equity Securities and Purchases of Equity Securities in the Fourth Quarter of 2021
None.

Item 6. Selected Financial Data
Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements of Oaktree Capital Group, LLC and the related notes included within this annual report. For a discussion and analysis of historical periods ended before January 1, 2020, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our report on Form 10-K for the year ended December 31, 2020. This discussion contains forward-looking statements that are subject to risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. The factors listed under “Risk Factors” and “Forward-Looking Statements” in this annual report provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in any forward-looking statements.
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
COVID-19 continues to pose serious threats to the health and economic wellbeing of the worldwide population and the overall economy in light of COVID-19 variants that seem to spread more easily than the original COVID-19 virus. The number of reported COVID-19 infections are rising again in certain countries worldwide likely due to these variants and the relaxation of certain efforts to mitigate the spread of COVID-19 previously imposed by governmental authorities. While the equity markets have rebounded from their steep declines in March 2020 after the World Health Organization announced that infections of COVID-19 had become a pandemic, there is continued uncertainty as to the duration of the global health and economic impact caused by COVID-19 even with COVID-19 vaccines now available. Actions at the outset of the pandemic that were intended to mitigate the spread of COVID-19 and the worldwide efforts to isolate at home and practice social distancing caused a dramatic increase in unemployment and economic instability in the United States and in certain other regions in which Oaktree operates. While such instability in certain parts of the world, including in the United States, have shown signs of recovery in large part because of the availability of COVID-19 vaccines, the continued uncertainty of COVID-19 variants may lead to renewed governmental efforts to mitigate COVID-19 spread seen at the beginning of the pandemic. Such renewed mitigation efforts would create significant uncertainty and volatility in Oaktree’s business and its funds’ and their respective portfolio companies’ businesses as compared to pre-pandemic levels.
Prolonged difficult market and economic conditions and uncertainty caused by COVID-19 will adversely impact the valuations of Oaktree’s and its funds’ investments, particularly if the value of an investment is determined in whole or in part by reference to public equity, public debt, or private debt markets. However, while any market dislocation caused by COVID-19 will adversely impact the value of Oaktree’s and its funds’ investments, the increased volatility in the financial markets may also present attractive investment opportunities for certain Oaktree investment strategies. Currently, we are unaware of any material risk to the stability of our condensed consolidated financial statements caused by any COVID-19 uncertainties or the materiality of any effect such uncertainties may have on our business and operations. Please see “Item 1A. Risk Factors— The coronavirus pandemic (“COVID-19”) has significantly disrupted economic conditions and may adversely affect our operations, business, financial performance and operating results" within this annual report.
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

    Prior to the Restructuring on October 1, 2019, our consolidated operating results included substantially all of the revenues and expenses of the Oaktree Operating Group and related consolidated funds and investment vehicles. Subsequent to the Restructuring, our consolidated operating results reflect only Oaktree Capital I and OCM Cayman and related consolidated funds and investment vehicles. Since the deconsolidation of the remaining four Oaktree Operating Group entities was not required to be presented on a retrospective basis, our results of operations for the year ended December 31, 2019 reflect a full year of activities for Oaktree Capital I and OCM Cayman and related funds and investment vehicles and only nine months of activities for the remaining four Oaktree Operating Group entities and related funds and investment vehicles and, as a result, are not directly comparable to prior periods. Our results of operations for the years ended December 31, 2021 and 2020 only reflect activities for Oaktree Capital I and OCM Cayman and related funds and investment vehicles and do not include any activity for the remaining four Oaktree Operating Group entities and related funds and investment vehicles and, as a result, are not directly comparable to prior periods.
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

GAAP Consolidated Results of Operations (1)
The following table sets forth our audited consolidated statements of operations:

	Year Ended December 31,
	2021	2020	2019
	(in thousands, except per unit data)
Revenues:
Management fees	$234,786	$185,727	$578,863
Incentive income	1,219,624	243,337	350,124
Total revenues	1,454,410	429,064	928,987
Expenses:
Compensation and benefits	(162,260)	(131,562)	(368,196)
Equity-based compensation	(10,521)	(17,365)	(65,533)
Incentive income compensation	(594,300)	(104,469)	(175,753)
Total compensation and benefits expense	(767,081)	(253,396)	(609,482)
General and administrative	(21,694)	(23,065)	(189,447)
Depreciation and amortization	(2,332)	(2,052)	(20,287)
Consolidated fund expenses	(75,338)	(33,153)	(23,315)
Total expenses	(866,445)	(311,666)	(842,531)
Other income (loss):
Interest expense	(155,265)	(157,686)	(197,159)
Interest and dividend income	389,251	318,210	368,870
Net realized loss on consolidated funds’ investments	22,238	(105,957)	(17,773)
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	122,517	(183,847)	9,937
Investment income	203,041	103,828	146,569
Other income, net	19	—	58
Total other income (loss)	581,801	(25,452)	310,502
Income before income taxes	1,169,766	91,946	396,958
Income taxes	(12,387)	(8,211)	(9,620)
Net income	1,157,379	83,735	387,338
Less:
Net (income) loss attributable to non-controlling interests in consolidated funds	(186,515)	165,412	(93,620)
Net (income) attributable to non-controlling interests in consolidated subsidiaries	(339,204)	(83,428)	(138,879)
Net income attributable to Oaktree Capital Group, LLC	631,660	165,719	154,839
Net (income) attributable to preferred unitholders	(27,316)	(27,316)	(27,316)
Net income attributable to Oaktree Capital Group, LLC Class A unitholders	$604,344	$138,403	$127,523

Distributions declared per Class A unit	$4.68	$0.71	$4.96
Net income per unit (basic and diluted):
Net income per Class A unit	$6.10	$1.40	$1.59
Weighted average number of Class A units outstanding	99,031	98,512	80,045

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

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Revenues
Management Fees
Management fees increased $49.1 million, or 26.4%, to $234.8 million for the year ended December 31, 2021, from $185.7 million for the year ended December 31, 2020. The increase was primarily due to sub-advisory fees earned, reflecting both growth of Oaktree’s business operations and its impact to the sub-advisory fees we earn from these arrangements.
Incentive Income
A summary of incentive income is set forth below:

	Year Ended December 31,
	2021	2020
	(in thousands)
Incentive Income:
Oaktree funds:
Credit	$208,459	$59,945
Private Equity	728,008	173,662
Real Assets	188,618	5,625
Listed Equities	94,539	4,105
Total incentive income	$1,219,624	$243,337
Incentive income increased $976.3 million, or 401.3%, to $1.2 billion for the year ended December 31, 2021, from $243.3 million for the year ended December 31, 2020. The increase in incentive income was primarily due to higher distributions from Private Equity and Real Assets closed-end funds that were paying incentive income. The year ended December 31, 2021 included $643.2 million from Oaktree Power Opportunities Fund IV, up from $133.7 million for the year ended December 31, 2020, and $160.4 million from Highstar Continuation Fund, which did not generate any incentive income for the year ended December 31, 2020.
Expenses
Compensation and Benefits
Compensation and benefits expense increased $30.7 million, or 23.3%, to $162.3 million for the year ended December 31, 2021, from $131.6 million for the year ended December 31, 2020. The increase in compensation and benefits expense was primarily due to headcount growth and Long-Term Incentive Plan awards.
Equity-based Compensation
Equity-based compensation expense decreased $6.9 million, or 39.7%, to $10.5 million for the year ended December 31, 2021, from $17.4 million for the year ended December 31, 2020, primarily reflecting that beginning in 2020, deferred compensation is primarily paid in Long-Term Incentive Plan awards rather than equity-based awards.
Incentive Income Compensation
Incentive income compensation expense increased $489.8 million, or 468.7%, to $594.3 million for the year ended December 31, 2021, from $104.5 million for the year ended December 31, 2020, primarily reflecting the increase in incentive income.
General and Administrative
General and administrative expense decreased $1.4 million, or 6.1%, to $21.7 million for the year ended December 31, 2021, from $23.1 million for the year ended December 31, 2020, primarily driven by foreign exchange.
Depreciation and Amortization
Depreciation and amortization expense increased $0.2 million, or 9.5%, to $2.3 million for the year ended December 31, 2021, from $2.1 million for the year ended December 31, 2020.

Consolidated Fund Expenses
Consolidated fund expenses increased $42.1 million, or 126.8%, to $75.3 million for the year ended December 31, 2021, from $33.2 million for the year ended December 31, 2020. This increase primarily reflects the impact of fund operating expenses and interest expense incurred primarily by Opps XI.
Other Income (Loss)
Interest Expense
Interest expense decreased $2.4 million, or 1.5%, to $155.3 million for the year ended December 31, 2021, from $157.7 million for the year ended December 31, 2020. The decrease was primarily attributable to lower interest rates, partially offset by increased debt outstanding.
Interest and Dividend Income
Interest and dividend income increased $71.1 million, or 22.3%, to $389.3 million for the year ended December 31, 2021, from $318.2 million for the year ended December 31, 2020. The increase was primarily attributable to our consolidated funds.
Net Realized Gain (Loss) on Consolidated Funds’ Investments
Net realized gain (loss) on consolidated funds’ investments increased $128.2 million, to a net gain of $22.2 million for the year ended December 31, 2021, from a net loss of $106.0 million for the year ended December 31, 2020. The increase in our net realized gain (loss) primarily reflects our consolidated funds’ performance on investments sold, primarily resulting from our CLOs and Opps XI, and the deconsolidation of an open-end credit fund that recognized net realized losses during the year ended December 31, 2020.
Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
The net change in unrealized appreciation (depreciation) on consolidated funds’ investments increased $306.3 million, to net appreciation of $122.5 million for the year ended December 31, 2021, from net depreciation of $183.8 million for the year ended December 31, 2020. Excluding the impact of the reversal of net realized gain (loss) on consolidated funds’ investments, the net change in unrealized appreciation (depreciation) on consolidated funds’ investments increased $434.6 million to a net gain of $144.8 million for the year ended December 31, 2021, from a net loss of $289.8 million for the year ended December 31, 2020. The increase reflected our consolidated funds’ performance in each period, primarily resulting from Opps XI and the deconsolidation of an open-end credit fund that recognized net unrealized depreciation during the year ended December 31, 2020.
Investment Income
A summary of investment income is set forth below:

	Year Ended December 31,
	2021	2020
Income (loss) from investments in funds:	(in thousands)
Oaktree funds:
Credit	$248,372	$52,574
Private Equity	93,278	58,139
Real Assets	(15,687)	(11,552)
Listed Equities	9,206	2,103
Non-Oaktree	(22,334)	(6,953)
Total investment income - Oaktree and operating subsidiaries	312,835	94,311
Eliminations	(109,794)	9,517
Total investment income	$203,041	$103,828
Investment income increased $99.2 million, or 95.5%, to $203.0 million for the year ended December 31, 2021, from $103.8 million for the year ended December 31, 2020. The increase primarily reflected higher returns on our Credit investments.

Income Taxes
Income taxes increased $4.2 million, or 51.2%, to $12.4 million for the year ended December 31, 2021, from $8.2 million for the year ended December 31, 2020, primarily reflecting higher taxable net income attributable to our operations outside of the United States during the year ended December 31, 2021. The effective tax rates applicable to Class A unitholders for 2021 and 2020 were 1% and 4%, respectively.  We generally expect variability in tax rates between periods, because the effective tax rate is a function of the mix of income and other factors, each of which can have a material impact on the particular period’s income tax expense and may vary significantly within or between years.  Please see the Income Taxes section of “—Understanding Our Results—Consolidation of Oaktree Funds.”
Net (Income) Loss Attributable to Non-controlling Interests in Consolidated Funds
Net (income) loss attributable to non-controlling interests in consolidated funds increased $351.9 million, to net income of $186.5 million for the year ended December 31, 2021, from net loss of $165.4 million for the year ended December 31, 2020. The increase reflected our consolidated funds’ performance attributable to third-party investors in each period. These effects are described in more detail under “—Other Income (Loss)” above.
Net Income Attributable to Oaktree Capital Group, LLC Class A Unitholders
Net income attributable to OCG Class A unitholders increased $465.9 million, or 336.6%, to $604.3 million for the year ended December 31, 2021, from $138.4 million for the year ended December 31, 2020, primarily reflecting our allocated portion of the incentive income and our consolidated funds’ performance in each period.

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

	As of or for the Year Ended December 31,
	2021	2020	2019
	(in thousands except as otherwise indicated)

Operating Metrics: (1)
Assets under management (in millions):
Incentive-creating assets under management	$40,945	$31,973	$25,330
Accrued incentives (fund level):
Incentives created (fund level)	1,467,898	656,590	269,421
Incentives created (fund level), net of associated incentive income compensation expense	558,668	309,715	132,959
Accrued incentives (fund level)	1,668,839	1,314,443	938,806
Accrued incentives (fund level), net of associated incentive income compensation expense	800,431	610,207	439,128
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

Incentive-creating AUM
Incentive-creating AUM is set forth below and includes only incentive-creating AUM generated by our indirect subsidiaries, Oaktree Capital I and OCM Cayman for the years ended December 31, 2021, 2020 and 2019. Incentive-creating AUM does not include undrawn capital commitments.

	As of December 31,
	2021	2020	2019
	(in millions)
Incentive-creating Assets Under Management:
Closed-end funds	$36,726	$28,099	$21,530
Evergreen funds	4,219	3,874	3,800
Total	$40,945	$31,973	$25,330
Year Ended December 31, 2021
Incentive-creating AUM increased $8.9 billion, or 27.8%, to $40.9 billion as of December 31, 2021, from $32.0 billion as of December 31, 2020. The increase primarily reflected $10.9 billion attributable to market-value gains, inclusive of the impact of foreign currency fluctuations, offset by $2.0 billion of distributions, net of drawdowns and contributions, during the year ended December 31, 2021.

The following Incentive-creating AUM rollforward reflects beginning and ending balances, gross inflows and outflows, and change in market value (including foreign currency exchange impacts) as of December 31, 2021:

As of or for the Year Ended December 31, 2021
(in millions)
Incentive-creating Assets Under Management:
Beginning balance	$31,973
Contributions and Drawdowns	8,233
Distributions	(10,252)
Market appreciation (including foreign currency)	10,991
Ending balance	$40,945
Accrued Incentives (Fund Level) and Incentives Created (Fund Level)
Accrued incentives (fund level), gross and net of incentive income compensation expense, as well as changes in accrued incentives (fund level), are set forth below.

	As of or for the Year Ended December 31,
	2021	2020	2019
	(in thousands)
Accrued Incentives (Fund Level): (1)
Beginning balance	$1,314,443	$938,806	$1,722,120
Incentives created (fund level):
Closed-end funds	1,406,656	638,158	227,680
Evergreen funds	61,242	18,432	37,141
DoubleLine	—	—	4,600
Total incentives created (fund level)	1,467,898	656,590	269,421
Less: incentive income recognized by us	(1,113,502)	(280,953)	(537,139)
Less: Restructuring reallocation of accrued incentives	—	—	(515,596)
Ending balance	$1,668,839	$1,314,443	$938,806
Accrued incentives (fund level), net of associated incentive income compensation expense	$800,431	$610,207	$439,128
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
    As of December 31, 2021, 2020 and 2019, the portion of net accrued incentives (fund level) represented by funds that were currently paying incentives was $30.0 million (or 3.7%), $152.3 million (25.0%) and $80.6 million (18.4%), respectively, with the remainder arising from funds that as of that date were not at the stage of their cash distribution waterfall where Oaktree was entitled to receive incentives, other than possibly tax-related distributions.
As of December 31, 2021, $365 million, or 45.6%, of the net accrued incentives (fund level) were in evergreen or closed-end funds in their liquidation period. Please see “—Critical Accounting Policies—Fair Value of Financial Instruments” for a discussion of the fair-value hierarchy level established by GAAP.
Year Ended December 31, 2021
Incentives created (fund level) was $1.5 billion for the year ended December 31, 2021, primarily reflecting $857.2 million of incentives created (fund level) from Credit funds, $588.0 million from Private Equity funds, and $191.0 million from Real Asset funds.

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
The following table presents our GAAP consolidating statement of financial condition:

	As of December 31, 2021
	Oaktree and Operating Subsidiaries	Consolidated Funds	Eliminations	Consolidated
	(in thousands)
Assets:
Cash and cash-equivalents	$167,319	$—	$—	$167,319
U.S. Treasury and other securities	2,086	—	—	2,086
Corporate investments	1,951,842	—	(929,278)	1,022,564
Deferred tax assets	3,548	—	—	3,548
Right-of-use assets	33,359	—	—	33,359
Receivables and other assets	419,092	—	(252)	418,840
Assets of consolidated funds	—	12,750,133	—	12,750,133
Total assets	$2,577,246	$12,750,133	$(929,530)	$14,397,849
Liabilities and Capital:
Liabilities:
Accounts payable and accrued expenses	$261,152	$—	$—	$261,152
Due to affiliates	4,198	—	—	4,198
Lease liabilities	39,294	—	—	39,294
Debt obligations	—	—	—	—
Liabilities of consolidated funds	—	10,118,662	(21,353)	10,097,309
Total liabilities	304,644	10,118,662	(21,353)	10,401,953
Non-controlling redeemable interests in consolidated funds	—	—	1,723,294	1,723,294
Capital:
Capital attributable to OCG preferred unitholders	400,584	—	—	400,584
Capital attributable to OCG Class A unitholders	1,259,790	562,162	(562,162)	1,259,790
Non-controlling interest in consolidated subsidiaries	612,228	346,015	(346,015)	612,228
Non-controlling interest in OCM Holdings I	—	—	—	—
Non-controlling interest in consolidated funds	—	1,723,294	(1,723,294)	—
Total capital	2,272,602	2,631,471	(2,631,471)	2,272,602
Total liabilities and capital	$2,577,246	$12,750,133	$(929,530)	$14,397,849

Corporate Investments

	As of December 31,
	2021	2020
	(in thousands)
Oaktree funds:
Credit	$1,610,044	$1,037,836
Private Equity	249,040	284,465
Real Assets	27,939	151,552
Listed Equities	32,335	30,911
Non-Oaktree	32,484	18,487
Total corporate investments – Oaktree and operating subsidiaries	1,951,842	1,523,251
Eliminations	(929,278)	(551,299)
Total corporate investments – Consolidated	$1,022,564	$971,952
Liquidity and Capital Resources
We manage our liquidity and capital requirements by focusing on our cash flows before the consolidation of Oaktree funds and the effect of normal changes in short-term assets and liabilities. Our primary cash flow activities on an unconsolidated basis involve (a) generating cash flow from operations, (b) generating income from investment activities, including strategic investments in certain third parties, (c) funding capital commitments that we have made to Oaktree funds in which we act as general partner, (d) funding our growth initiatives, (e) distributing cash flow to our Class A and OCGH unitholders, (f) borrowings, interest payments and repayments under credit agreements, our senior notes and other borrowing arrangements, and (g) issuances of, and distributions made on, our preferred units. As of December 31, 2021, the Company had $169.4 million of cash and U.S. Treasury and other securities and no outstanding debt. See the Future Sources and Uses of Liquidity section for additional details of Oaktree and its indirect subsidiaries financing activities in 2021.
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
On August 3, 2020, we subscribed for a limited partner interest in, and made a capital commitment of, $750 million to Oaktree Opportunities Fund XI, L.P., a parallel investment vehicle thereof or a feeder fund in respect of one of the foregoing (such limited partner interest, the “Opps XI Investment” and such fund entities collectively, “Opps XI”). In order to fund the Opps XI Investment, our sole Class A unitholder, or one of its affiliates, will contribute cash as a capital contribution (the “Opps XI Investment Cash”) as and to the extent required to satisfy our obligations to Opps XI. We will use the Opps XI Investment Cash solely to fund the Opps XI Investment and satisfy our obligations in respect of Opps XI. Distributions from the Opps XI Investment are intended for the benefit of the Class A unitholder, subject to applicable law. Our preferred unitholders should not rely on distributions received by us in respect of the Opps XI Investment for payment of dividends or redemption of the preferred units. As of December 31, 2021, $225 million of the $750 million capital commitment was funded.
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
Significant amounts from our consolidated statements of cash flows for the years ended December 31, 2021, 2020 and 2019 are discussed below.
Operating Activities
Operating activities used $2.7 billion, $1.1 billion and $3.1 billion of cash in 2021, 2020 and 2019, respectively. These amounts principally reflected net income, purchases of securities, net of non-cash adjustments, in each of the respective periods and net purchases of securities of the consolidated funds.
Investing Activities
Investing activities provided $184.8 million of cash in 2021, $47.9 million of cash in 2020, and $751.4 million of cash in 2019. Net activity from purchases, maturities and sales of U.S. Treasury and other securities included net proceeds of $7.6 million in 2021, net purchases of $0.1 million in 2020, and net proceeds of $527.3 million in 2019. Corporate investments in funds and companies of $180.0 million, $225.6 million and $264.7 million in 2021, 2020 and 2019, respectively, consisted of the following:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Funds	$760.8	$592.3	$1,000.6
Eliminated in consolidation	(580.8)	(366.7)	(735.9)
Total investments	$180.0	$225.6	$264.7
Distributions and proceeds from corporate investments in funds and companies of $357.7 million, $274.3 million and $495.5 million in 2021, 2020 and 2019, respectively, consisted of the following:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Funds	$468.6	$498.3	$897.1
Eliminated in consolidation	(110.9)	(224.0)	(401.6)
Total investments	$357.7	$274.3	$495.5
Purchases of fixed assets were $0.6 million, $0.7 million and $6.8 million in 2021, 2020 and 2019, respectively.

Financing Activities
Financing activities provided $2.7 billion of cash in 2021, $1.5 billion of cash in 2020 and $2.7 billion of cash in 2019. Financing activities included: (a) net contributions from non-controlling interests in consolidated funds of $1.0 billion, $716.5 million and $557.2 million in 2021, 2020 and 2019, respectively; (b) net borrowings on credit facilities of the consolidated funds of $761.0 million, $397.8 million and $159.4 million in 2021, 2020 and 2019, respectively; (c) distributions to unitholders of $779.6 million, $140.8 million and $827.1 million in 2021, 2020 and 2019, respectively; (d) net capital contributions of $183.7 million and $55.8 million in 2021 and 2020, respectively, and net unit purchases of $12.2 million in 2019; (e) payments of debt issuance costs of $2.6 million, $2.8 million and $4.2 million in 2021, 2020 and 2019, respectively; (f) proceeds from debt obligations issued by our CLOs of $5.4 billion, $1.1 billion and $4.8 billion in 2021, 2020 and 2019, respectively; and (g) repayments of $3.8 billion, $599.1 million, and $1.9 billion in 2021, 2020, and 2019, respectively, related to CLO debt obligations that were refinanced.
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
We believe that the sources of liquidity described below will be sufficient to fund our cash requirements for at least the next twelve months.
Debt Financings
In January 2022, our former indirect subsidiary, OCM, issued and sold to certain accredited investors $200 million of 3.06% senior notes due 2037 (the “2037 Notes”). The 2037 Notes are senior unsecured obligations of the issuer, jointly and severally guaranteed by our indirect subsidiary, Oaktree Capital I and our former indirect subsidiaries, Oaktree Capital II and Oaktree AIF. The 2037 Notes provide for certain affirmative and negative covenants, including financial covenants relating to the issuer’s and guarantors’ combined leverage ratio and minimum assets under management. In addition, the 2037 Notes contain customary representations and warranties of the issuer and the guarantors, and customary events of default, in certain cases, subject to cure periods. The issuer may prepay all, or from time to time any part of, the 2037 Notes at any time, subject in the case of optional prepayment prior to the date that is three months prior to the maturity of the notes, to the issuer’s payment of the applicable make-whole amount determined with respect to such principal amount prepaid. Upon the occurrence of a change of control, the issuer will be required to make an offer to prepay the 2037 Notes without any make-whole amount. As OCM is the issuer of such senior unsecured notes, the outstanding principal and interest payments guaranteed by Oaktree Capital I will not be included in our financial statements unless an event of default occurs.
In July 2020, our former indirect subsidiary, OCM issued and sold to certain accredited investors $200 million aggregate principal amount of 3.64% Senior Notes, Series A, due 2030 (the “Series A 2030 Notes”) and $50 million aggregate principal amount of 3.84% Senior Notes, Series B, due 2035 (the “Series B 2035 Notes”) pursuant to a note and guaranty agreement Both series of notes are senior unsecured obligations of the issuer, jointly and severally guaranteed by our indirect subsidiary, Oaktree Capital I and our former indirect subsidiaries, Oaktree Capital II and Oaktree AIF. Both series of notes provide for certain affirmative and negative covenants, including financial covenants relating to the issuer’s and guarantors’ combined leverage ratio and minimum assets under management. In addition, the Series A 2030 Notes and Series B 2035 Notes contain customary representations and warranties of the issuer and the guarantors, and customary events of default, in certain cases, subject to cure periods. The issuer may prepay all, or from time to time any part of, the Series A 2030 Notes and Series B 2035 Notes at any time, subject in the case of optional prepayment prior to the date that is three months prior to the maturity of the notes, to the issuer’s payment of the applicable make-whole amount determined with respect to such principal amount prepaid. Upon the occurrence of a change of control, the issuer will be required to make an offer to prepay both series of notes without any make-whole amount. As OCM is the issuer of such senior unsecured notes, the outstanding principal and interest payments guaranteed by Oaktree Capital I will not be included in our financial statements unless an event of default occurs.
In May 2020, Oaktree Capital I, along with certain other Oaktree Operating Group members as co-borrowers, entered into a credit agreement with a subsidiary of Brookfield that provides for a subordinated credit facility maturing on May 19, 2023. The subordinated credit facility has a revolving loan commitment of $250 million and borrowings generally bear interest at a spread to either LIBOR or an alternative base rate. Borrowings on the subordinated credit facility are subordinate to the outstanding debt obligations and borrowings on the primary credit facility of Oaktree Capital I and its co-borrowers as detailed in note 10 to our consolidated financial statements included elsewhere in this annual report. Oaktree Capital I is jointly and severally liable, along with its co-obligors for outstanding borrowings on the subordinated credit facility. As set forth in such note 10, the Company’s financial statements generally will not reflect debt obligations, interest expense or related liabilities associated with its operating subsidiaries until such time as Oaktree Capital I directly borrows from the subordinated credit facility. No amounts were outstanding on the subordinated credit facility as of December 31, 2021.
In December 2019, our former indirect subsidiaries OCM, Oaktree Capital II, Oaktree AIF, and our indirect subsidiary Oaktree Capital I (collectively, the “Borrowers”) entered into the Fifth Amendment to Credit Agreement (the “Fifth Amendment”), which amended the credit agreement dated as of March 31, 2014 (as amended through and including the Fifth Amendment, the “Credit Agreement”). The Fifth Amendment extended the maturity date of the Credit Agreement from March 29, 2023 to December 13, 2024, increased the revolving credit facility (the “Revolver”) from $500 million to $650 million, provided for the refinancing of the then-outstanding $150 million term loan balance with revolving loans, and provides the Borrowers with the option to extend the new maturity date by one year up to two times if the lenders holding at least 50% of the aggregate amount of the revolving loan commitment thereunder on the date of the Borrowers’ extension request consent to such extension. The Fifth Amendment also favorably updated the commitment fee and interest rate margins in the corporate ratings-based pricing grid, increased the AUM covenant threshold from $60 billion to $65 billion and made certain other amendments to the provisions of the Credit Agreement. Borrowings under the Credit Agreement generally bear interest at a spread to either LIBOR or an alternative base rate. Based on the current credit ratings of OCM, the interest rate on borrowings is LIBOR plus 0.88% per annum and the commitment fee on the unused portions of the Revolver is 0.08% per annum. The Credit Agreement contains customary financial covenants and restrictions, including (after giving effect to the Fifth Amendment) covenants regarding a maximum leverage ratio of 3.50x-to-1.00x and a minimum required level of assets under management (as defined in the credit agreement). In September 2021, the Borrowers entered into the Sixth Amendment to Credit Agreement (the “Sixth Agreement”). The Sixth Amendment extended the maturity date of the Credit Agreement from December 13, 2024 to September 14, 2026, modified the AUM covenant threshold from $65 billion of AUM to $57.5 billion of management fee-generating AUM, and increased the maximum leverage ratio to 4.00x-to-1.00x. As set forth in note 10 to our consolidated financial statements included elsewhere in this annual report, the Company’s financial statements generally will not reflect debt obligations, interest expense or related liabilities associated with its operating subsidiaries until such time as Oaktree Capital I directly borrows from the subordinated credit facility. As of December 31, 2021, OCM had $55 million outstanding borrowings under the $650 million revolving credit facility.
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
Contractual Obligations, Commitments and Contingencies
In the ordinary course of business, we and our consolidated funds enter into contractual arrangements that may require future cash payments. The following table sets forth information related to anticipated future cash payments as of December 31, 2021:

	2022	2023-2024	2025-2026	Thereafter	Total
	(in thousands)
Oaktree and Operating Subsidiaries:
Operating lease obligations (1)	$6,532	$10,551	$9,236	$21,284	$47,603
OCG limited partner commitments to Oaktree funds (2)	525,000	—	—	—	525,000
Oaktree Capital I general partner commitments to Oaktree and third-party funds (2)	325,818	—	—	—	325,818
Subtotal	857,350	10,551	9,236	21,284	898,421
Consolidated Funds:
Debt obligations payable (3)	1,131,918	—	—	—	1,131,918
Interest obligations on debt (4)	13,241	—	—	—	13,241
Debt obligations of CLOs (3)	246,551	—	—	7,680,092	7,926,643
Interest on debt obligations of CLOs (4)	130,900	261,801	261,801	829,795	1,484,297
Commitments to fund investments (5)	13,474	—	—	—	13,474
Total	$2,393,434	$272,352	$271,037	$8,531,171	$11,467,994

(1)    We lease our office space under agreements that expire periodically through 2031. The table includes both guaranteed and expected minimum lease payments for these leases and does not project other lease-related payments.
(2)    These obligations represent commitments by us to provide limited and general partner capital funding to our funds and limited partner capital funding to funds managed by unaffiliated third parties. These amounts are generally due on demand and are therefore presented in the 2022 column. Capital commitments are expected to be called over a period of several years.
(3)    These obligations represent future principal payments, gross of debt issuance costs, and for CLOs, the par value.
(4)    Interest obligations include accrued interest on outstanding indebtedness. Where applicable, current interest rates are applied to estimate future interest obligations on variable-rate debt.
(5)    These obligations represent commitments by our funds to make investments or fund uncalled contingent commitments. These amounts are generally due either on demand or by various contractual dates that vary by investment and are therefore presented in the 2022 column. Capital commitments are expected to be called over a period of several years.

In some of our service contracts or management agreements, we have agreed to indemnify third-party service providers or separate account clients under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has neither been included in the above table nor recorded in our consolidated financial statements as of December 31, 2021.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements. Please see note 17 to our consolidated financial statements included elsewhere in this annual report for information on our commitments and contingencies.
Critical Accounting Estimates
We prepare our consolidated financial statements in accordance with GAAP. In applying many of these accounting principles, we need to make assumptions, estimates or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates or judgments, however, are both subjective and subject to change, and actual results may differ from our assumptions and estimates. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. We believe our critical accounting policies could potentially produce materially different results if we were to change underlying assumptions, estimates or judgments. Our most significant assumptions and estimates are related to the valuation of our corporate investments and the investments of our consolidated funds, and the determination of grant date fair value of our equity-based awards. For a summary of our significant accounting policies and estimates, please see the notes to our consolidated financial statements included elsewhere in this annual report.
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
Price Risk
Impact on Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
As of December 31, 2021, we had investments at fair value of $11.5 billion related to our consolidated funds, primarily consisting of investments held by our CLOs. We estimate that a 10% decline in market values would result in a decrease in unrealized appreciation (depreciation) on the consolidated funds’ investments of $1.1 billion. Of this decline, approximately $350.7 million would impact net income and $217.1 million would impact net income attributable to OCG Class A unitholders, with the remainder attributable to non-controlling interests and third-party debt holders in our CLOs. The magnitude of the impact on net income is largely affected by the percentage of our equity ownership interest and levered nature of our CLO investments.
Impact on Management Fees (before consolidation of funds)
Management fees are generally assessed in the case of (a) our open-end and evergreen funds, based on NAV, and (b) our closed-end funds, based on committed capital, drawn capital or cost basis during the investment period and, during the liquidation period, based on the lesser of (i) the total funded committed capital or (ii) the cost basis of assets remaining in the fund. Management fees are affected by changes in market values to the extent they are based on NAV. For the years ended December 31, 2021 and 2020, NAV-based management fees represented approximately 3% and 5%, respectively, of total management fees. For the year ended December 31, 2021, we estimate that a 10% decline in market values of the investments held in our funds would have resulted in an approximate $0.6 million decrease in the amount of management fees received. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds or the timing of fund flows.
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
Impact on Investment Income (before consolidation of funds)
Investment income or loss arises from our pro-rata share of income or loss from our investments, generally in our capacity as general partner in our funds and as an investor in our CLOs and third-party managed funds or companies. This income is directly affected by changes in market risk factors. Based on investments held as of December 31, 2021, a 10% decline in fair values of the investments held in our funds and other holdings would result in a $324.6 million decrease in the amount of investment income. The estimated decline of $324.6 million is greater than 10% of the December 31, 2021 corporate investments balance primarily due to the levered nature of our CLO investments. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds, the timing of fund flows or the timing of new investments or realizations.
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
We estimate that for the year ended December 31, 2021, without considering the impact of derivative instruments, a 10% decline in the average exchange rate of the U.S. dollar would have resulted in the following approximate effects on our operating results:
•our management fees (relating to (a) and (b) above) would have increased by $25.0 million;
•our operating expenses would have increased by $22.6 million;
•OCGH interest in net income of consolidated subsidiaries would have increased by $1.7 million; and
•our income tax expense would have increased by $0.7 million.
These movements would have increased our net income attributable to OCG Class A unitholders by $2.1 million.
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
Interest-rate Risk
As of December 31, 2021, the Company and its operating subsidiaries had no debt obligations outstanding under the three senior notes issuances and two revolving credit facilities for which it is jointly and severally liable. Each senior notes issuance accrues interest at a fixed rate. The revolving credit facilities accrue interest at a variable rate. Of the $169.4 million of aggregate cash and U.S. Treasury and other securities as of December 31, 2021, we estimate that the Company and its operating subsidiaries would generate an additional $1.7 million in interest income on an annualized basis as a result of a 100-basis point increase in interest rates.
Our consolidated funds have debt obligations, most of which accrue interest at variable rates. Changes in these rates would affect the amount of interest payments that our funds would have to make, impacting future earnings and cash flows. As of December 31, 2021, the consolidated funds had $6.6 billion of principal or par value, as applicable, outstanding under these debt obligations. We estimate that interest expense relating to variable-rate debt would increase on an annualized basis by $66.1 million in the event interest rates were to increase by 100 basis points.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Unitholders and Board of Directors of Oaktree Capital Group, LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Oaktree Capital Group, LLC (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income, cash flows and changes in unitholders’ capital for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Valuation of investments which utilize significant unobservable inputs

Description of the Matter
At December 31, 2021, the Company’s investments included $915.2 million of equity method investments in unconsolidated Oaktree funds (for which the carrying amount is affected by management’s estimate of the fair value of the fund’s investments) and $1.9 billion of investments of consolidated funds, at fair value, categorized as Level III within the fair value hierarchy. The fair value of these fund investments is determined by management using the valuation techniques and significant unobservable inputs described in Notes 2 and 6 to the consolidated financial statements.
Auditing the fair value of the Company’s fund investments categorized as Level III within the fair value hierarchy was complex and involved a high degree of subjectivity due to estimation uncertainty resulting from the unobservable nature of the inputs used in the valuations and the limited number of comparable market transactions for the same or similar investments.

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

Los Angeles, California
March 11, 2022

Oaktree Capital Group, LLC
Consolidated Statements of Financial Condition
($ in thousands)

	As of December 31,
	2021	2020
Assets
Cash and cash-equivalents	$167,319	$329,253
U.S. Treasury and other securities	2,086	9,562
Corporate investments (includes $71,154 and $15,429 measured at fair value as of December 31, 2021 and 2020, respectively)	1,022,564	971,952
Due from affiliates	372,861	129,541
Deferred tax assets	3,548	4,172
Other assets	45,979	43,204
Right-of-use assets	33,359	37,942
Assets of consolidated funds:
Cash and cash-equivalents	991,800	871,088
Investments, at fair value	11,456,895	7,799,309
Dividends and interest receivable	48,584	29,169
Due from brokers	15,498	—
Receivable for securities sold	206,770	107,179
Derivative assets, at fair value	6,733	508
Other assets, net	23,853	61,236
Total assets	$14,397,849	$10,394,115
Liabilities and Unitholders’ Capital
Liabilities:
Accrued compensation expense	$245,787	$136,865
Accounts payable, accrued expenses and other liabilities	15,365	13,490
Due to affiliates	4,198	9,688
Debt obligations (Note 10)	—	—
Operating lease liabilities	39,294	44,068
Liabilities of consolidated funds:
Accounts payable, accrued expenses and other liabilities	80,897	82,005
Payables for securities purchased	1,066,261	593,855
Derivative liabilities, at fair value	11,847	933
Distributions payable	123	10,098
Debt obligations of the consolidated funds	1,131,918	370,920
Debt obligations of CLOs	7,806,263	6,536,858
Total liabilities	10,401,953	7,798,780
Commitments and contingencies (Note 17)
Non-controlling redeemable interests in consolidated funds	1,723,294	715,347
Unitholders’ capital:
Series A preferred units, 7,200,000 units issued and outstanding as of December 31, 2021 and 2020, respectively	173,669	173,669
Series B preferred units, 9,400,000 units issued and outstanding as of December 31, 2021 and 2020, respectively	226,915	226,915
Class A units, no par value, unlimited units authorized, 99,136,620 and 98,677,040 units issued and outstanding as of December 31, 2021 and 2020, respectively	—	—
Class B units, no par value, unlimited units authorized, 60,783,255 and 61,383,742 units issued and outstanding as of December 31, 2021 and 2020, respectively	—	—
Paid-in capital	1,011,333	819,963
Retained earnings	251,791	119,920
Accumulated other comprehensive loss	(3,334)	(5,414)
Unitholders’ capital attributable to Oaktree Capital Group, LLC	1,660,374	1,335,053
Non-controlling interests in consolidated subsidiaries	612,228	544,935
Total unitholders’ capital	2,272,602	1,879,988
Total liabilities and unitholders’ capital	$14,397,849	$10,394,115
Please see accompanying notes to consolidated financial statements.

Oaktree Capital Group, LLC
Consolidated Statements of Operations
(in thousands, except per unit amounts)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Management fees	$234,786	$185,727	$578,863
Incentive income	1,219,624	243,337	350,124
Total revenues	1,454,410	429,064	928,987
Expenses:
Compensation and benefits	(162,260)	(131,562)	(368,196)
Equity-based compensation	(10,521)	(17,365)	(65,533)
Incentive income compensation	(594,300)	(104,469)	(175,753)
Total compensation and benefits expense	(767,081)	(253,396)	(609,482)
General and administrative	(21,694)	(23,065)	(189,447)
Depreciation and amortization	(2,332)	(2,052)	(20,287)
Consolidated fund expenses	(75,338)	(33,153)	(23,315)
Total expenses	(866,445)	(311,666)	(842,531)
Other income (loss):
Interest expense	(155,265)	(157,686)	(197,159)
Interest and dividend income	389,251	318,210	368,870
Net realized gain (loss) on consolidated funds’ investments	22,238	(105,957)	(17,773)
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	122,517	(183,847)	9,937
Investment income	203,041	103,828	146,569
Other income, net	19	—	58
Total other income (loss)	581,801	(25,452)	310,502
Income before income taxes	1,169,766	91,946	396,958
Income taxes	(12,387)	(8,211)	(9,620)
Net income	1,157,379	83,735	387,338
Less:
Net (income) loss attributable to non-controlling interests in consolidated funds	(186,515)	165,412	(93,620)
Net (income) attributable to non-controlling interests in consolidated subsidiaries	(339,204)	(83,428)	(138,879)
Net income attributable to Oaktree Capital Group, LLC	631,660	165,719	154,839
Net (income) attributable to preferred unitholders	(27,316)	(27,316)	(27,316)
Net income attributable to Oaktree Capital Group, LLC Class A unitholders	$604,344	$138,403	$127,523

Distributions declared per Class A unit	$4.68	$0.71	$4.96
Net income per unit (basic and diluted):
Net income per Class A unit	$6.10	$1.40	$1.59
Weighted average number of Class A units outstanding	99,031	98,512	80,045
Please see accompanying notes to consolidated financial statements.

Oaktree Capital Group, LLC
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2021	2020	2019

Net income	$1,157,379	$83,735	$387,338
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	4,418	(3,088)	(5,928)
Other comprehensive income (loss), net of tax	4,418	(3,088)	(5,928)
Total comprehensive income	1,161,797	80,647	381,410
Less:
Comprehensive (income) loss attributable to non-controlling interests in consolidated funds	(186,515)	165,412	(93,620)
Comprehensive (income) attributable to non-controlling interests in consolidated subsidiaries	(341,542)	(82,253)	(137,505)
Comprehensive income attributable to OCG	633,740	163,806	150,285
Comprehensive (income) attributable to preferred unitholders	(27,316)	(27,316)	(27,316)
Comprehensive income attributable to OCG Class A unitholders	$606,424	$136,490	$122,969

Please see accompanying notes to consolidated financial statements.

Oaktree Capital Group, LLC
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$1,157,379	$83,735	$387,338
Adjustments to reconcile net income to net cash used in operating activities:
Investment income	(203,041)	(103,828)	(146,569)
Depreciation and amortization	2,332	2,052	20,287
Equity-based compensation	10,521	17,365	65,533
Net realized and unrealized (gain) loss from consolidated funds’ investments	(144,755)	289,804	7,836
Accretion of original issue and market discount of consolidated funds’ investments, net	(13,717)	(23,357)	(3,625)
Income distributions from corporate investments in funds and companies	201,983	52,988	134,512
SPAC deconsolidation gain and other non-cash items	(72,347)	46	2,929
Cash flows due to changes in operating assets and liabilities:
(Increase) decrease in deferred tax assets	335	(1,039)	122
Decrease in other assets	2,601	1,227	4,365
Increase (decrease) in net due to affiliates	(232,783)	(51,128)	177,615
Increase (decrease) in accrued compensation expense	108,922	5,763	(155,900)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(3,871)	(3,786)	63,972
Cash flows due to changes in operating assets and liabilities of consolidated funds:
Increase in dividends and interest receivable	(19,439)	(2,352)	(7,092)
(Increase) decrease in due from brokers	(15,201)	(7,953)	11,476
Increase in receivables for securities sold	(107,242)	(65,019)	(25,285)
(Increase) decrease in other assets	25,989	(50,331)	(5,251)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	41,764	(16,875)	61,380
Increase in payables for securities purchased	462,772	250,552	56,694
Purchases of securities	(9,683,352)	(4,343,064)	(6,684,118)
Proceeds from maturities and sales of securities	5,749,329	2,887,947	2,900,134
Net cash used in operating activities	(2,731,821)	(1,077,253)	(3,133,647)
Cash flows from investing activities:
Purchases of U.S. Treasury and other securities	(16,322)	(43,153)	(602,600)
Proceeds from maturities and sales of U.S. Treasury and other securities	23,938	43,053	1,129,930
Corporate investments in funds and companies	(179,996)	(225,603)	(264,673)
Distributions and proceeds from corporate investments in funds and companies	357,734	274,265	495,509
Purchases of fixed assets	(583)	(710)	(6,764)
Net cash provided by investing activities	184,771	47,852	751,402
(continued)

Please see accompanying notes to consolidated financial statements.

Oaktree Capital Group, LLC
Consolidated Statements of Cash Flows – (Continued)
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from financing activities:
Capital contributions, net	$183,684	$55,826	$—
Repurchase and cancellation of units	—	—	(12,191)
Distributions to Class A unitholders	(465,669)	(69,797)	(439,433)
Distributions to OCGH unitholders	(286,647)	(43,678)	(360,321)
Distributions to preferred unitholders	(27,316)	(27,316)	(27,316)
Distributions to non-controlling interests	—	—	(3,421)
Cash flows from financing activities of consolidated funds:
Contributions from non-controlling interests	1,189,486	940,191	664,679
Distributions to non-controlling interests	(171,883)	(223,674)	(107,499)
Proceeds from debt obligations issued by CLOs	5,367,766	1,054,403	4,754,098
Payment of debt issuance costs	(2,577)	(2,780)	(4,199)
Repayment on debt obligations issued by CLOs	(3,800,803)	(599,139)	(1,893,506)
Borrowings on credit facilities	760,999	446,300	531,411
Repayments on credit facilities	—	(48,490)	(372,000)
Net cash provided by financing activities	2,747,040	1,481,846	2,730,302
Effect of exchange rate changes on cash	(24,753)	7,251	(8,289)
Net increase in cash and cash-equivalents	175,237	459,696	339,768
Deconsolidation due to restructuring	—	—	(145,295)
Initial consolidation (deconsolidation) of funds	(216,459)	(101,148)	(184,407)
Cash and cash-equivalents, beginning balance	1,200,341	841,793	831,727
Cash and cash-equivalents, ending balance	$1,159,119	$1,200,341	$841,793

* * *
Supplemental cash flow disclosures:
Cash paid for interest	$127,228	$150,033	$136,385
Cash paid for income taxes	8,208	12,198	8,887

Supplemental disclosure of non-cash activities:
Net assets related to the initial consolidation of funds	$—	$3,708	$162,630
Net assets related to the deconsolidation of funds	350,422	974,423	1,030,712
Net assets related to the deconsolidation due to restructuring	—	—	500,629

Reconciliation of cash and cash-equivalents
Cash and cash-equivalents – Oaktree	$167,319	$329,253	$323,550
Cash and cash-equivalents – Consolidated Funds	991,800	871,088	518,243
Total cash and cash-equivalents	$1,159,119	$1,200,341	$841,793

Please see accompanying notes to consolidated financial statements.

Oaktree Capital Group, LLC
Consolidated Statements of Changes in Unitholders’ Capital
(in thousands)

	Oaktree Capital Group, LLC							Non-controlling Interests in Consolidated Subsidiaries	Total Unitholders’ Capital
	Class A Units	Class B Units	Series A Preferred Units	Series B Preferred Units	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
Unitholders' capital as of December 31, 2018	71,662	85,472	$173,669	$226,915	$893,043	$100,683	$1,053	$1,092,354	$2,487,717
Activity for the year ended December 31, 2019:
Issuance of units	29,713	5,153	—	—	—	—	—	—	—
Cancellation of units	(3,149)	(3,429)	—	—	—	—	—	—	—
Repurchase and cancellation of units	(259)	(25,403)	—	—	(8,378)	—	—	(3,813)	(12,191)
Restructuring equity distribution of entities	—	—	—	—	(413,074)	—	—	(87,555)	(500,629)
Deferred tax effect resulting from the purchase of OCGH units	—	—	—	—	203,511	—	—	—	203,511
Equity reallocation between controlling and non-controlling interests	—	—	—	—	306,015	—	—	(306,015)	—
Capital increase related to equity-based compensation	—	—	—	—	31,943	—	—	34,519	66,462
Distributions declared	—	—	(11,924)	(15,392)	(262,761)	(176,672)	—	(363,742)	(830,491)
Net income	—	—	11,924	15,392	—	127,523	—	138,879	293,718
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(4,554)	(1,374)	(5,928)
Unitholders' capital as of December 31, 2019	97,967	61,793	173,669	226,915	750,299	51,534	(3,501)	503,253	1,702,169
Activity for the year ended December 31, 2020:
Cumulative-effect adjustment from adoption of accounting guidance	—	—	—	—	—	(220)	—	(136)	(356)
Issuance of units	—	319	—	—	—	—	—	—	—
Unit Exchange	710	(710)	—	—	—	—	—	—	—
Cancellation of units associated with forfeitures	—	(31)	—	—	—	—	—	—	—
Capital contributions	—	—	—	—	57,317	—	—	—	57,317
Equity reallocation between controlling and non-controlling interests	—	—	—	—	1,832	—	—	(3,323)	(1,491)
Capital increase related to equity-based compensation	—	—	—	—	10,515	—	—	6,566	17,081
Distributions declared	—	—	(11,924)	(15,392)	—	(69,797)	—	(43,678)	(140,791)
Net income	—	—	11,924	15,392	—	138,403	—	83,428	249,147
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(1,913)	(1,175)	(3,088)
Unitholders’ capital as of December 31, 2020	98,677	61,371	173,669	226,915	819,963	119,920	(5,414)	544,935	1,879,988
Activity for the year ended December 31, 2021:
Issuance of units	—	4	—	—	—	—	—	—	—
Unit exchange	460	(460)	—	—	—	—	—	—	—
Cancellation of units associated with forfeitures	—	(132)	—	—	—	—	—	—	—
Capital contributions	—	—	—	—	196,015	—	—	5,226	201,241
Equity reallocation between controlling and non-controlling interests	—	—	—	—	(11,155)	—	—	7,339	(3,816)
Capital increase related to equity-based compensation	—	—	—	—	6,510	—	—	4,011	10,521
Distributions declared	—	—	(11,924)	(15,392)	—	(472,473)	—	(290,825)	(790,614)
Net income	—	—	11,924	15,392	—	604,344	—	339,204	970,864
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	2,080	2,338	4,418
Unitholders’ capital as of December 31, 2021	99,137	60,783	$173,669	$226,915	$1,011,333	$251,791	$(3,334)	$612,228	$2,272,602

Please see accompanying notes to consolidated financial statements.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements
December 31, 2021
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
December 31, 2021
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
Restructuring Transaction
On the closing date of the Mergers, the Company and certain other entities entered into a Restructuring Agreement (the “Restructuring”) pursuant to which the Company’s direct and indirect ownership of general partner and limited partner interests in certain Oaktree Operating Group entities were transferred to newly-formed, indirect subsidiaries of Brookfield as of October 1, 2019. As a result, on October 1, 2019, four of the six Oaktree Operating Group entities were no longer indirect subsidiaries of the Company. Accordingly, subsequent to that date, the Company’s consolidated financial statements reflect its indirect economic interest in only two of the Oaktree Operating Group entities: (i) Oaktree Capital I, L.P. (“Oaktree Capital I”), which acts as or controls the general partner of certain Oaktree funds and which holds a majority of Oaktree’s investments in its funds and (ii) Oaktree Capital Management (Cayman), L.P. (“OCM Cayman”), which represents Oaktree’s non-U.S. fee business. As of October 1, 2019, the Company’s consolidated financial statements no longer reflect any economic interests in the remaining four Oaktree Operating Group entities: (i) Oaktree Capital II, L.P. (“Oaktree Capital II”), which acts as or controls the general partner of certain Oaktree funds and which includes Oaktree’s investments in certain funds and other businesses, including Oaktree’s investment in DoubleLine Capital, L.P., (ii) OCM, an entity that serves as the U.S. registered investment adviser to most of the Oaktree funds, (iii) Oaktree Investment Holdings, L.P. (“Oaktree Investment Holdings”), which holds certain corporate investments in other entities and (iv) Oaktree AIF Investments, L.P. (“Oaktree AIF”), which primarily holds interests in certain Oaktree fund investments for regulatory and structuring purposes. As a consequence, the assets of Oaktree Capital II, OCM, Oaktree Investment Holdings and Oaktree AIF will no longer directly support the Company’s operations.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2021
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
    The Restructuring was a transfer of assets among entities under common control, since both the transferring and receiving entities are under control of OCGH. Accordingly, the assets and liabilities were removed at book value and the transfer did not result in a gain or loss to the Company. The deconsolidation of the Oaktree Operating Group entities whose interests were transferred in the Restructuring was accounted for prospectively and did not require a recast of the Company's historical financial information. On October 1, 2019, the deconsolidation of entities whose interests were transferred in the Restructuring resulted in decreases in total assets of $1.7 billion, total liabilities of $1.2 billion, and total unitholders capital of $0.5 billion. Additionally, because the deconsolidation of the remaining four Oaktree Operating Group entities was not required to be presented on a retrospective basis, the Company’s results of operations for the year ended December 31, 2019 reflect a full year of activities for Oaktree Capital I and OCM Cayman and related funds and investment vehicles and only nine months of activities for the remaining four Oaktree Operating Group entities and related funds and investment vehicles and, as a result, are not directly comparable to prior periods. The Company’s results of operations for the years ended December 31, 2021 and 2020 only reflect activities for Oaktree Capital I and OCM Cayman and related funds and investment vehicles and do not include any activity for the remaining four Oaktree Operating Group entities and related funds and investment vehicles and, as a result, are not directly comparable to prior periods.
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
December 31, 2021
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
Non-controlling Redeemable Interests in Consolidated Funds
The Company records non-controlling interests to reflect the economic interests of the unaffiliated limited partners in Oaktree-managed funds and the class A ordinary shareholders in Oaktree sponsored SPACs. These interests are presented as non-controlling redeemable interests in consolidated funds within the consolidated statements of financial condition, outside of the permanent capital section. Limited partners in open-end and evergreen funds generally have the right to withdraw their capital, subject to the terms of the respective limited

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2021
($ in thousands, except where noted)

partnership agreements, over periods ranging from one month to three years. While limited partners in consolidated closed-end funds generally have not been granted redemption rights, these limited partners do have withdrawal or redemption rights in certain limited circumstances that are beyond the control of the Company, such as instances in which retaining the limited partnership interest could cause the limited partner to violate a law, regulation or rule. For Oaktree sponsored SPACs, the class A ordinary shareholders have redemption rights that are considered to be outside of the Company’s control. These shares are presented as non-controlling redeemable interests on the Company’s consolidated statements of financial condition.
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
December 31, 2021
($ in thousands, except where noted)

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
December 31, 2021
($ in thousands, except where noted)

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
Leases
The Company determines whether an arrangement contains a lease at inception. A lease is a contract that provides the right to control an identified asset for a period of time in exchange for consideration. For identified leases, the Company determines whether it should be classified as an operating or finance lease. Operating leases are recorded in the consolidated statements of financial condition as separate line items: right-of-use assets and operating lease liabilities. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2021
($ in thousands, except where noted)

the lease. Right-of-use assets and operating lease liabilities are recognized at the commencement date of the lease and measured based on the present value of lease payments over the lease term. The right-of-use asset amount also includes deferred rent liabilities and lease incentives. The Company’s lease arrangements generally do not provide an implicit rate. As a result, in such situations the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company may also include options to extend or terminate the lease when it is reasonably certain that it will exercise that option in the measurement of its right-of-use assets and liabilities. Lease expense for operating leases is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. Please see note 11 for more information.
Cash and Cash-equivalents
Cash and cash-equivalents include demand deposit accounts, money market funds and other short-term investments with maturities of three months or less at the date of acquisition.
U.S. Treasury and Other Securities
U.S. Treasury and other securities include holdings of U.S. Treasury bills, time deposit securities, notes and bonds, commercial paper and investment grade debt securities that are issued or guaranteed by U.S. government-sponsored entities, sovereign debt, domestic and international corporate fixed and floating rate debt, and structured credit with maturities greater than three months from the date of acquisition. These securities are classified as trading and are recorded at fair value with changes in fair value included in investment income.
Corporate Investments
Corporate investments may consist of investments in funds, companies in which the Company does not have a controlling financial interest and non-investment grade debt securities. Investments for which the Company is deemed to exert significant influence are accounted for under the equity method of accounting and reflect Oaktree’s ownership interest in each fund or company. In the case of investments for which the Company is not deemed to exert significant influence or control, the fair value option of accounting has been elected. Investment income represents the Company’s pro-rata share of income or loss from these funds or companies, or the change in fair value of the investment, as applicable. Oaktree’s general partnership interests are generally illiquid. While investments in funds reflect each respective fund’s holdings at fair value, equity-method investments in companies are not adjusted to reflect the fair value of the underlying company. The fair value of the underlying investments in Oaktree funds is based on the Company’s assessment, which takes into account expected cash flows, earnings multiples and/or comparisons to similar market transactions, among other factors. Valuation adjustments reflecting consideration of credit quality, concentration risk, sales restrictions and other liquidity factors are integral to valuing these instruments.
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
December 31, 2021
($ in thousands, except where noted)

management fees on a net basis) with respect to each performance obligation and associated reimbursement arrangements. The Company has elected to apply the variable consideration exemption for its fee arrangements with its customers. Please see note 3 for more information on revenues.
Management Fees
Management fees are recognized over the period in which the investment management services are performed because customers simultaneously consume and receive benefits that are satisfied over time. The contractual terms of management fees generally vary by fund structure. For closed-end funds, the management fee rate is generally applied against committed capital, contributed capital, or cost basis during the fund’s investment period and the lesser of aggregate contributed capital or cost basis of assets in the liquidation period. For closed-end funds that pay management fees based on committed capital, the Company may elect to delay the start of the fund’s investment period and thus its full management fees, in which case it earns management fees based on contributed capital, until the Company elects to start the fund’s investment period. The Company’s right to receive management fees typically ends after 10 or 11 years from either the initial closing date or the start of the investment period, even if assets remain in the fund. In the case of CLOs, the management fee is based on the aggregate par value of collateral assets and principal cash, as defined in the applicable CLO indentures, and a portion of the management fees is dependent on the sufficiency of the particular vehicle’s cash flow. For open-end and evergreen funds, the management fee is generally based on the NAV of the fund. For the BDCs, the management fee is based on gross assets (including assets acquired with leverage), net of cash. In the case of certain open-end fund accounts, the Company has the potential to earn performance-based fees, typically in reference to a relevant benchmark index or hurdle rate, which are classified as management fees. The Company also earns quarterly incentive fees on the investment income from certain evergreen funds, such as the BDCs and other fund accounts, which are generally recurring in nature and reflected as management fees.
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
December 31, 2021
($ in thousands, except where noted)

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
The Company may earn incentive income upon deconsolidation of a SPAC arising from the completion of a merger with an identified target. Upon deconsolidation, the Company will derecognize the net assets of the entity and record any gain or loss related to the remeasurement of its investments to fair value as incentive income in its consolidated statements of operations. Subsequent fair value changes in the Company’s investments held in the entity will be recorded in investment income in its consolidated statements of operations. For the year ended December 31, 2021, the Company recorded $72.3 million of incentive income related to the deconsolidation of a SPAC.
Total Compensation and Benefits
Compensation and Benefits
Compensation and benefits expense reflects all compensation-related items not directly related to incentive income, investment income or equity-based compensation, and includes salaries, bonuses, compensation based on management fees or a definition of profits, employee benefits, payroll taxes, phantom equity awards, and long-term incentive plan. Bonuses are generally accrued over the related service period. Phantom equity awards represent liability-classified awards subject to vesting and remeasurement at the end of each reporting period. Prior to the Merger, the remeasurement was based on changes in the Company’s Class A unit trading price. After the Merger, the remeasurement is based on changes in the value of Converted OCGH Units or other OCGH units, as applicable. Subsequent to the Restructuring, our consolidated operating results include compensation and benefits expense primarily related to employees of OCM Cayman.
Equity-based Compensation
Equity-based compensation expense reflects the non-cash charge associated with grants of Converted OCGH Units, OCGH units, deferred equity units and other performance-based units, and is calculated based on the grant-date fair value of the unit award. Prior to the Merger, the value of the OCGH unit was based on the market price of the Class A units as well as other pertinent factors. A discount was then applied to the Class A unit market price to reflect the lack of marketability for equity-classified awards, if applicable. The determination of an appropriate discount for lack of marketability was based on a review of discounts on the sale of restricted shares of publicly-traded companies and multi-period put-based quantitative methods. Factors that influenced the size of the discount for lack of marketability applicable to OCGH units included (a) the estimated time it would take for an OCGH unitholder to exchange units into Class A units, (b) the volatility of the Company’s business and (c) thin trading of the Class A units. Each of these factors was subject to significant judgment. After the Merger, OCGH unit grants are valued based on a formula as described in note 15 under “Restated Exchange Agreement—Valuation” and reflect a discount for lack of marketability due to the post-vesting restrictions described in note 15. Factors that influence the formula-based valuation include the estimated time it would take for an OCGH unitholder to exchange units for value pursuant to the Restated Exchange Agreement and estimates of the Company’s future results, which are inputs to the valuation formula. Each of these factors is subject to significant judgment.
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
December 31, 2021
($ in thousands, except where noted)

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
Depreciation and Amortization
Depreciation and amortization expense includes costs associated with the purchase of furniture and equipment, capitalized software, office leasehold improvements, corporate aircraft and acquired intangibles. Furniture and equipment and capitalized software costs are depreciated using the straight-line method over the estimated useful life of the asset, generally three to five years beginning in the first full month after the asset is placed in service. Leasehold improvements are amortized using the straight-line method over the shorter of the respective estimated useful life or the lease term. The corporate aircraft is depreciated using the straight-line method over their estimated useful life. Acquired intangibles primarily relate to contractual rights and are amortized over their estimated useful lives on a straight-line basis, which range from seven to 25 years.
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
December 31, 2021
($ in thousands, except where noted)

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
Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting unitholders’ capital that are excluded from net income (loss). Other gains and losses result from foreign-currency translation adjustments, net of tax.
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
December 31, 2021
($ in thousands, except where noted)

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
December 31, 2021
($ in thousands, except where noted)

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
December 31, 2021
($ in thousands, except where noted)

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
December 31, 2021
($ in thousands, except where noted)

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
Recent Accounting Developments
In March 2020, the Financial Accounting Standards Board (“FASB”) issued guidance which provides temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance is effective upon issuance and generally may be elected over time through December 31, 2022. The Company has not adopted any of the optional expedients or exceptions through December 31, 2021, but will continue to evaluate the possible adoption (including potential impact) of any such expedients or exceptions during the effective period as circumstances evolve.
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
December 31, 2021
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

	Year Ended December 31,
	2021	2020	2019
Management Fees
Closed-end	$4,572	$1,982	$345,026
Open-end	6,124	9,262	93,401
Evergreen	—	—	89,227
Sub-advisory fees	224,090	174,483	51,209
Total	$234,786	$185,727	$578,863

Incentive Income
Closed-end	$1,156,472	$218,660	$334,287
Evergreen	63,152	24,677	15,837
Total	$1,219,624	$243,337	$350,124
Contract Balances
The Company receives management fees monthly or quarterly in accordance with its contracts with customers. Incentive income is received generally after all contributed capital and the preferred return on that capital have been distributed to the fund’s investors. Contract assets relate to the Company’s conditional right to receive payment for its performance completed under the contract. Receivables are recorded when the right to consideration becomes unconditional (i.e., only requires the passage of time). Contract liabilities (i.e., deferred revenues) relate to payments received in advance of performance under the contract. Contract liabilities are recognized as revenues when the Company provides investment management services.
The table below sets forth contract balances for the periods indicated:

	As of December 31,
	2021	2020

Receivables	$138,435	$80,390
Contract assets (1)	151,360	64,532
Contract liabilities (2)	—	(100)

(1)    The changes in the balances primarily relate to accruals, net of payments received.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2021
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
Consolidated VIEs
As of December 31, 2021, the Company consolidated 25 VIEs for which it was the primary beneficiary, including 10 funds managed by Oaktree and 15 CLOs for which Oaktree serves as collateral manager. As of December 31, 2020, the Company consolidated 23 VIEs.
As of December 31, 2021, the assets and liabilities of the 25 consolidated VIEs representing funds and CLOs amounted to $12.8 billion and $10.1 billion, respectively. The assets of these consolidated VIEs primarily consisted of investments in debt and equity securities, while their liabilities primarily represented debt obligations issued by CLOs. The assets of these VIEs may be used only to settle obligations of the same VIE. In addition, there is no recourse to the Company for the VIEs’ liabilities. In exchange for managing either the funds’ or CLOs’ collateral, the Company typically earns management fees and may earn performance fees, all of which are eliminated in consolidation. As of December 31, 2021, the Company’s investments in consolidated VIEs had a carrying value of $938.4 million, which represented its maximum risk of loss as of that date. The Company’s investments in CLOs are generally subordinated to other interests in the CLOs and entitle the Company to receive a pro-rata portion of the residual cash flows, if any, from the CLOs. Please see note 10 for more information on CLO debt obligations.
Unconsolidated VIEs
The Company holds variable interests in certain VIEs in the form of direct equity interests that are not consolidated because it is not the primary beneficiary, inasmuch as its fee arrangements are considered at-market and it does not hold interests in those entities that are considered more than insignificant.
The carrying value of the Company’s investments in VIEs that were not consolidated are shown below.

	As of December 31,
	2021	2020

Corporate investments	$895,116	$812,264
Due from affiliates	188,237	48,587
Maximum exposure to loss	$1,083,353	$860,851

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2021
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
Corporate investments consisted of the following:

	As of December 31,
Corporate Investments	2021	2020
Equity-method investments:
Funds	$915,185	$951,660
Companies	36,225	4,863
Other investments, at fair value	71,154	15,429
Total corporate investments	$1,022,564	$971,952
The components of investment income are set forth below:

	Year Ended December 31,
Investment Income (Loss)	2021	2020	2019
Equity-method investments:
Funds	$203,142	$117,866	$68,145
Companies	9,086	1,008	57,475
Other investments, at fair value	(9,187)	(15,046)	20,949
Total investment income	$203,041	$103,828	$146,569
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
Each reporting period, the Company evaluates each of its equity-method investments to determine if any are considered significant, as defined by the SEC. As of December 31, 2021 and 2020, or for the years ended December 31, 2021, 2020 and 2019, no individual equity-method investment met the significance criteria.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2021
($ in thousands, except where noted)

Summarized financial information of the Company’s equity-method investments is set forth below:

	As of December 31,
Statements of Financial Condition	2021	2020
Assets:
Cash and cash-equivalents	$4,116,251	$3,627,763
Investments, at fair value	52,629,756	42,314,215
Other assets	1,216,301	1,512,269
Total assets	$57,962,308	$47,454,247
Liabilities and Capital:
Debt obligations	$3,477,050	$5,959,409
Other liabilities	8,112,941	3,018,263
Total liabilities	11,589,991	8,977,672
Total capital	46,372,317	38,476,575
Total liabilities and capital	$57,962,308	$47,454,247

	Year Ended December 31,
	2021	2020	2019
Statements of Operations
Revenues / investment income	$1,932,884	$5,061,676	$766,096
Interest expense	(184,829)	(341,823)	(150,078)
Other expenses	(795,570)	(1,607,354)	(402,814)
Net realized and unrealized gain on investments	10,242,513	7,202,148	1,077,761
Net income	$11,194,998	$10,314,647	$1,290,965
Other Investments, at Fair Value
Other investments, at fair value primarily consist of: (a) investments in certain Oaktree and non-Oaktree funds, (b) non-investment grade debt securities, and (c) derivatives utilized to hedge the Company’s exposure to investment income earned from its funds.
The following table summarizes net gains (losses) attributable to the Company’s other investments:

	Year Ended December 31,
	2021	2020	2019

Realized gain	$9,306	$8,946	$7,763
Net change in unrealized gain (loss)	(18,493)	(23,992)	13,186
Total gain (loss)	$(9,187)	$(15,046)	$20,949

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2021
($ in thousands, except where noted)

Investments of Consolidated Funds
Investments, at Fair Value
Investments held and securities sold short by the consolidated funds are summarized below:

	Fair Value as of December 31,		Fair Value as a Percentage of Investments of Consolidated Funds as of December 31,
Investments	2021	2020	2021	2020
United States:
Debt securities:
Communication services	$635,930	$554,779	5.6%	7.1%
Consumer discretionary	665,405	568,195	5.8	7.3
Consumer staples	190,391	118,641	1.7	1.5
Energy	354,585	232,309	3.1	3.0
Financials	463,412	287,291	4.0	3.7
Health care	459,713	410,317	4.0	5.3
Industrials	891,850	727,471	7.8	9.3
Information technology	685,959	504,442	6.0	6.5
Materials	436,434	251,978	3.8	3.2
Real estate	202,131	111,622	1.8	1.4
Utilities	305,220	264,758	2.7	3.4
Other	10,683	11,847	0.1	0.2
Total debt securities (cost: $5,303,858 and $4,064,289 as of December 31, 2021 and 2020, respectively)	5,301,713	4,043,650	46.3	51.9
Equity securities:
Communication services	54,635	16,822	0.5	0.2
Consumer discretionary	126,978	604	1.1	0.0
Energy	369,912	21,747	3.2	0.3
Financials	151,501	85,715	1.3	1.1
Health care	33,475	—	0.3	—
Industrials	246,856	8,752	2.2	0.1
Materials	82,273	—	0.7	—
Utilities	81,989	77,085	0.7	1.0
Total equity securities (cost: $1,086,667 and $282,682 as of December 31, 2021 and 2020, respectively)	1,147,619	210,725	10.0	2.7
Real estate:
Real estate	—	6,879	—	0.1
Total real estate securities (cost: $— and $6,760 as of December 31, 2021 and 2020, respectively)	—	6,879	—	0.1

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2021
($ in thousands, except where noted)

	Fair Value as of December 31,		Fair Value as a Percentage of Investments of Consolidated Funds as of December 31,
Investments	2021	2020	2021	2020
Europe:
Debt securities:
Communication services	$756,728	$471,595	6.6%	6.0%
Consumer discretionary	915,535	755,084	8.0	9.7
Consumer staples	206,590	219,934	1.8	2.8
Energy	1,251	8,033	0.0	0.1
Financials	98,126	75,988	0.9	1.0
Health care	751,936	629,210	6.6	8.1
Industrials	656,033	487,243	5.7	6.2
Information technology	383,041	255,662	3.3	3.3
Materials	466,181	303,468	4.1	3.9
Real estate	34,116	26,100	0.3	0.3
Utilities	1,777	9,397	0.0	0.1
Other	15,049	4,628	0.1	0.1
Total debt securities (cost: $4,289,708 and $3,233,125 as of December 31, 2021 and 2020, respectively)	4,286,363	3,246,342	37.4	41.6
Equity securities:
Consumer discretionary	102,919	—	0.9	—
Financials	19,987	2,917	0.2	0.0
Industrials	27,475	—	0.2	—
Total equity securities (cost: $119,114 and $2,919 as of December 31, 2021 and 2020, respectively)	150,381	2,917	1.3	0.0
Real estate:
Real estate	33,834	—	0.3	—
Total real estate securities (cost: $34,927 and $— as of December 31, 2021 and 2020, respectively)	33,834	—	0.3	—
Asia and other:
Debt securities:
Communication services	6,087	18,741	0.1	0.2
Consumer discretionary	71,082	35,580	0.6	0.5
Consumer staples	13,378	23,755	0.1	0.3
Energy	24,325	9,247	0.2	0.1
Financials	14,739	12,335	0.1	0.2
Health care	4,084	1,084	0.0	0.0
Industrials	7,084	4,759	0.1	0.1
Information technology	714	3,631	0.0	0.0
Materials	121,151	68,791	1.1	0.9
Real estate	131,155	75,187	1.1	1.0
Utilities	3,743	9,619	0.0	0.1
Other	9,482	26,067	0.1	0.3
Total debt securities (cost: $417,825 and $288,452 as of December 31, 2021 and 2020, respectively)	407,024	288,796	3.6	3.7

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2021
($ in thousands, except where noted)

	Fair Value as of December 31,		Fair Value as a Percentage of Investments of Consolidated Funds as of December 31,
Investments	2021	2020	2021	2020
Asia and other:
Equity securities:
Consumer discretionary	$1,057	$—	0.0%	—%
Energy	8,332	—	0.1	—
Industrials	81,782	—	0.7	—
Real estate	38,614	—	0.3	—
Utilities	176	—	0.0	—
Total equity securities (cost: $120,308 and $0 as of December 31, 2021 and 2020, respectively)	129,961	—	1.1	—

Total debt securities	9,995,100	7,578,788	87.2	97.2
Total equity securities	1,427,961	213,642	12.5	2.7
Total real estate	33,834	6,879	0.3	0.1
Total investments, at fair value	$11,456,895	$7,799,309	100.0%	100.0%
As of December 31, 2021 and 2020, no single issuer or investment had a fair value that exceeded 5% of Oaktree’s total consolidated net assets.
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
The following table summarizes net gains (losses) from investment activities:

	Year Ended December 31,
	2021		2020		2019
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments
Investments and other financial instruments	$25,599	$135,306	$(8,926)	$(137,882)	$(11,227)	$137,521
CLO liabilities (1)	(6,951)	(14,370)	(85,592)	(21,971)	—	(131,948)
Foreign-currency forward contracts (2)	6,232	4,477	(11,184)	(23,813)	(6,546)	4,364
Total-return and interest-rate swaps (2)	(92)	(57)	(148)	(69)	—	—
Options and futures (2)	(2,550)	(3,697)	(107)	(112)	—	—
Warrants (2)	—	858	—	—	—	—
Total	$22,238	$122,517	$(105,957)	$(183,847)	$(17,773)	$9,937

(1)    Represents the net change in the fair value of CLO liabilities based on the more observable fair value of CLO assets, as measured under the CLO measurement guidance. Please see note 2 for more information.
(2)    Please see note 7 for additional information.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2021
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

	As of December 31, 2021				As of December 31, 2020
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
U.S. Treasury and other securities (1)	$2,086	$—	$—	$2,086	$9,562	$—	$—	$9,562
Corporate investments	62,124	7,316	1,714	71,154	—	4,575	27,045	31,620
Foreign-currency forward contracts (2)	—	11,213	—	11,213	—	459	—	459
Total assets	$64,210	$18,529	$1,714	$84,453	$9,562	$5,034	$27,045	$41,641

Liabilities
Foreign-currency forward contracts (3)	$—	$(536)	$—	$(536)	$—	$(20,051)	$—	$(20,051)

(1)    For U.S. Treasury securities the carrying value approximates fair value due to their short-term nature and are classified as Level I investments within the fair value hierarchy detailed above.
(2)    Amounts are included in other assets, except for $6,414 as of December 31, 2021, which is included within corporate investments in the consolidated statements of financial condition.
(3)    Amounts are included in accounts payable, accrued expenses and other liabilities in the consolidated statements of financial condition, except for $494 and $16,191 as of December 31, 2021 and 2020, respectively, which are included within corporate investments in the consolidated statements of financial condition.
The table below sets forth a summary of changes in the fair value of Level III financial instruments:

	Year Ended December 31,
	2021	2020
	Corporate Investments	Corporate Investments
Corporate Investments:
Beginning balance	$27,045	$30,311
Contributions or additions	—	2,562
Distributions	(485)	(6,993)
Transfers into Level III	2,101	—
Transfers out of Level III	(27,045)	—
Net gain included in earnings	98	1,165
Ending balance	$1,714	$27,045

Net change in unrealized gains (losses) attributable to financial instruments still held at end of period	$(189)	$2,320

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2021
($ in thousands, except where noted)

The Company’s Level III financial instruments held as of December 31, 2021 primarily include the CLO beneficial interest of one unconsolidated CLO. The fair value of the Company’s CLO beneficial interests held at December 31, 2021 was calculated using a discounted cash flow model specific to each investment structure. The significant valuation inputs, including the input range and weighted average rate, are as follows:

Valuation Input	Low	High	Weighted Average Rate

Discount rates	8.0%	20.0%	13.4%
Constant default rates	2.0%	2.0%	2.0%
Recovery rates	60.0%	60.0%	60.0%
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

	As of December 31, 2021				As of December 31, 2020
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Investments:
Corporate debt – bank debt	$—	$7,867,741	$597,188	$8,464,929	$—	$6,363,403	$255,282	$6,618,685
Corporate debt – all other	—	1,300,595	229,576	1,530,171	—	881,018	79,085	960,103
Equities – common stock	206,133	76,751	581,748	864,632	3,052	1	187,370	190,423
Equities – preferred stock	77,299	—	486,030	563,329	—	—	23,219	23,219
Real estate	—	—	33,834	33,834	—	6,879	—	6,879
Total investments	283,432	9,245,087	1,928,376	11,456,895	3,052	7,251,301	544,956	7,799,309
Derivatives:
Foreign-currency forward contracts	—	5,062	—	5,062	—	482	—	482
Swaps	—	1,162	—	1,162	—	—	—	—
Options and futures	509	—	—	509	26	—	—	26
Total derivatives (1)	509	6,224	—	6,733	26	482	—	508
Total assets	$283,941	$9,251,311	$1,928,376	$11,463,628	$3,078	$7,251,783	$544,956	$7,799,817

Liabilities
CLO debt obligations:
Senior secured notes	$—	$(7,472,521)	$—	$(7,472,521)	$—	$(6,321,580)	$—	$(6,321,580)
Subordinated notes	—	(333,742)	—	(333,742)	—	(215,278)	—	(215,278)
Total CLO debt obligations (2)	—	(7,806,263)	—	(7,806,263)	—	(6,536,858)	—	(6,536,858)
Derivatives:
Foreign-currency forward contracts	—	(886)	—	(886)	—	(933)	—	(933)
Swaps	(4,100)	(235)	—	(4,335)	—	—	—	—
Warrants	—	(6,626)	—	(6,626)	—	—	—	—
Total derivatives (3)	(4,100)	(7,747)	—	(11,847)	—	(933)	—	(933)
Total liabilities	$(4,100)	$(7,814,010)	$—	$(7,818,110)	$—	$(6,537,791)	$—	$(6,537,791)

(1)    Amounts are included in other assets under “assets of consolidated funds” in the consolidated statements of financial condition.
(2)    The fair value of CLO liabilities is classified based on the more observable fair value of CLO assets. Please see notes 2 and 10 for more information.
(3)    Amounts are included in accounts payable, accrued expenses and other liabilities under “liabilities of consolidated funds” in the consolidated statements of financial condition.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2021
($ in thousands, except where noted)

The following tables set forth a summary of changes in the fair value of Level III investments:

	Corporate Debt – Bank Debt	Corporate Debt – All Other	Equities – Common Stock	Equities – Preferred Stock	Real Estate	Total
2021
Beginning balance	$255,282	$79,085	$187,370	$23,219	$—	$544,956
Deconsolidation of funds	(3,065)	(12,598)	—	—	—	(15,663)
Transfers into Level III	69,877	2,960	209	—	—	73,046
Transfers out of Level III	(96,862)	(26,215)	—	(32,190)	—	(155,267)
Purchases	531,414	185,404	536,239	463,529	57,732	1,774,318
Sales	(150,525)	(4,919)	(105,609)	(17,771)	(22,233)	(301,057)
Realized gain (loss), net	4,222	450	(8,948)	3,122	(572)	(1,726)
Unrealized appreciation (depreciation), net	(13,155)	5,409	(27,513)	46,121	(1,093)	9,769
Ending balance	$597,188	$229,576	$581,748	$486,030	$33,834	$1,928,376
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$(13,869)	$4,956	$37,345	$46,122	$(1,091)	$73,463

2020
Beginning balance	$149,642	$31,266	$130,437	$657	$230,741	$542,743
Deconsolidation of funds	(150,358)	(14,601)	(264,513)	—	(269,404)	(698,876)
Transfers into Level III	164,888	60,315	26,192	—	—	251,395
Transfers out of Level III	(76,444)	(27,809)	(53,532)	—	—	(157,785)
Purchases	310,696	78,242	369,766	23,133	38,663	820,500
Sales	(122,416)	(39,784)	(110)	—	—	(162,310)
Realized loss, net	(8,966)	(366)	(13,115)	—	—	(22,447)
Unrealized depreciation, net	(11,760)	(8,178)	(7,755)	(571)	—	(28,264)
Ending balance	$255,282	$79,085	$187,370	$23,219	$—	$544,956
Net change in unrealized depreciation attributable to assets still held at end of period	$(9,637)	$(1,002)	$(11,957)	$(557)	$—	$(23,153)
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

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2021
($ in thousands, except where noted)

The following table sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the consolidated funds’ Level III investments as of December 31, 2021:

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (1)(2)	Range	Weighted Average (3)

Credit-oriented investments:
Consumer discretionary:	$20,954	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	12,677	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	6,864	Discounted cash flow (6)	Discount rate	9% – 11%	10%
Communication services:	60,384	Market approach (comparable companies) (7)	Revenue multiple (8)	2x - 4x	3x
	38,352	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	3,402	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
Energy:	51,012	Discounted cash flow (6)	Discount rate	12% – 13%	12%
	33,987	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	13,640	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Financials:	29,519	Discounted cash flow (6)	Discount rate	10% – 12%	11%
	23,129	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	13,187	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
Industrials:	87,727	Discounted cash flow (6)	Discount rate	8% – 13%	10%
	1,852	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Materials:	136,117	Discounted cash flow (6)	Discount rate	8% – 14%	9%
	24,420	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	6,674	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Real estate:	76,503	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	60,643	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	0.7x - 0.9x	0.8x
	27,235	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Other:	78,631	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	11,425	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	8,430	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	0.9x - 1.1x	1.0x
Equity investments:
	411,574	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	364,851	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	0.9x - 1.0x	1.0x
	110,973	Market approach (comparable companies) (7)	Earnings multiple (10)	6x - 16x	11x
	83,999	Discounted cash flow (6)	Discount rate	7% – 16%	16%
	59,805	Market approach (comparable companies) (7)	Revenue multiple (8)	3x - 11x	9x
	36,576	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Real estate-oriented:
	18,526	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	15,308	Discounted cash flow (6)	Discount rate	24% – 26%	25%
Total Level III investments	$1,928,376

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2021
($ in thousands, except where noted)

The following table sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the consolidated funds’ Level III investments as of December 31, 2020:

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (1)(2)	Range	Weighted Average (3)

Credit-oriented investments:
Energy:	14,318	Discounted cash flow (6)	Discount rate	7% - 9%	8%
	10,431	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Financials:	24,301	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Health care:	20,447	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Industrials:	50,263	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	12,298	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
Materials:	59,615	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
Real estate:	78,635	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	18,177	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Other:	38,932	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	6,951	Discounted cash flow (6)	Discount rate	6% - 8%	7%
Equity investments:
	133,779	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	76,809	Discounted cash flow (6)	Discount rate	6% – 8%	7%
Total Level III investments	$544,956

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
(4)    Certain investments are valued based on recent transactions, generally defined as investments purchased or sold within six months of the valuation date. The fair value may also be based on a pending transaction expected to close after the valuation date.
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
(7)    A market approach is generally used to value distressed investments and investments in which the consolidated funds have a controlling interest in the underlying.
(8)    Revenue multiples are based on comparable public companies and transactions with comparable companies. The Company typically applies the multiple to trailing twelve-months’ revenue. However, in certain cases other revenue measures, such as pro forma revenue, may be utilized if deemed to be more relevant.
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

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2021
($ in thousands, except where noted)

During the year ended December 31, 2021, there were no changes in the valuation techniques for Level III securities. During the year ended December 31, 2020, the valuation technique for one Level III credit-oriented investment changed, due to its performance, from a discounted cash flow to a market approach based on comparable companies.
7. DERIVATIVES AND HEDGING
The fair value of freestanding derivatives consisted of the following:

	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
As of December 31, 2021
Foreign-currency forward contracts	$324,322	$11,213	$(24,735)	$(536)

As of December 31, 2020
Foreign-currency forward contracts	$22,624	$459	$(288,626)	$(20,051)
Realized and unrealized gains and losses arising from freestanding derivatives were recorded in the consolidated statements of operations as follows:

	Year Ended December 31,
	2021	2020	2019

Investment income (loss)	$15,924	$(13,045)	$5,243
General and administrative expense (1)	7,866	(9,315)	2,143
Total gain (loss)	$23,790	$(22,360)	$7,386

(1)    To the extent that the Company’s freestanding derivatives are utilized to hedge its foreign-currency exposure to investment income and management fees earned from consolidated funds, the related hedged items are eliminated in consolidation, with the derivative impact (a positive number reflects a reduction in expenses) reflected in consolidated general and administrative expense.
There were no derivatives outstanding that were designated as hedging instruments for accounting purposes as of December 31, 2021 and 2020. Additionally, the Company had not designated any derivatives as fair-value hedges or hedges of net investments in foreign operations as of December 31, 2021 and 2020.
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

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2021
($ in thousands, except where noted)

The fair value of derivatives held by the consolidated funds consisted of the following:

	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
As of December 31, 2021
Foreign-currency forward contracts	$210,868	$5,062	$(24,845)	$(886)
Total-return and interest-rate and credit default swaps	13,727	1,162	(27,254)	(4,335)
Options and futures	213,575	509	—	—
Warrants	—	—	—	(6,626)
Total	$438,170	$6,733	$(52,099)	$(11,847)

As of December 31, 2020
Foreign-currency forward contracts	$28,638	$482	$(47,787)	$(933)
Options and futures	22,567	26	—	—
Total	$51,205	$508	$(47,787)	$(933)

The impact of derivatives held by the consolidated funds in the consolidated statements of operations was as follows:

	Year Ended December 31,
	2021		2020		2019
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments
Foreign-currency forward contracts	$6,232	$4,477	$(11,184)	$(23,813)	$(6,546)	$4,364
Total-return and interest-rate and credit default swaps	(92)	(57)	(148)	(69)	—	—
Options and futures	(2,550)	(3,697)	(107)	(112)	—	—
Warrants	—	858	—	—	—	—
Total	$3,590	$1,581	$(11,439)	$(23,994)	$(6,546)	$4,364

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2021
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

	Gross Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of December 31, 2021		Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Foreign-currency forward contracts	$11,213	$404	$—	$10,809
Derivative assets of consolidated funds:
Foreign-currency forward contracts	5,062	—	—	5,062
Total-return and interest-rate and credit default swaps	1,162	—	—	1,162
Options and futures	509	—	—	509
Subtotal	6,733	—	—	6,733
Total	$17,946	$404	$—	$17,542

Derivative Liabilities:
Foreign-currency forward contracts	$(536)	$(404)	$—	$(132)
Derivative liabilities of consolidated funds:
Foreign-currency forward contracts	(886)	—	—	(886)
Total-return and interest-rate and credit default swaps	(4,335)	—	—	(4,335)
Warrants	(6,626)	—	—	(6,626)
Subtotal	(11,847)	—	—	(11,847)
Total	$(12,383)	$(404)	$—	$(11,979)

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2021
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
The following table sets forth the Company’s fixed assets and accumulated depreciation:

	As of December 31,
	2021	2020

Furniture, equipment and capitalized software	$10,187	$10,240
Leasehold improvements	27,315	27,315
Other	965	978
Fixed assets	38,467	38,533
Accumulated depreciation	(27,036)	(25,257)
Fixed assets, net	$11,431	$13,276
9. GOODWILL AND INTANGIBLES
Goodwill represents the excess of cost over the fair value of identifiable net assets of acquired businesses. Goodwill has an indefinite useful life and is not amortized, but instead is tested for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or circumstances indicate that impairment may have occurred. Goodwill is included in other assets in the consolidated statements of financial position. As of December 31, 2021, the Company determined there was no goodwill impairment. The carrying value of goodwill was $18.4 million as of December 31, 2021 and 2020, and is included in other assets in the consolidated statements of financial condition.
As a result of the Restructuring, goodwill and intangible assets of $50.9 million and $301.7 million, respectively, were transferred as part of the deconsolidation of entities effective October 1, 2019. Amortization expense associated with the Company’s intangible assets was $12.6 million for the year ended December 31, 2019. No amortization expense associated with the Company’s intangible assets was recognized for the years ended December 31, 2021 and 2020. As of December 31, 2021 and 2020, there were no outstanding intangible asset balances.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2021
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
As of December 31, 2021, Oaktree Capital I is jointly and severally liable, along with its co-obligors, for the debt obligations listed below with an aggregate outstanding principal balance of $905 million. The Company’s maximum exposure to these debt obligations is set forth below:

	As of December 31,
	2021	2020

Senior unsecured notes
$50,000, 3.91%, issued in September 2014, payable on September 3, 2024	50,000	50,000
$100,000, 4.01%, issued in September 2014, payable on September 3, 2026	100,000	100,000
$100,000, 4.21%, issued in September 2014, payable on September 3, 2029	100,000	100,000
$100,000, 3.69%, issued in July 2016, payable on July 12, 2031	100,000	100,000
$250,000, 3.78%, issued in December 2017, payable on December 18, 2032	250,000	250,000
$200,000, 3.64%, issued in July 2020, payable on July 22, 2030	200,000	200,000
$50,000, 3.84%, issued in July 2020, payable on July 22, 2035	50,000	50,000
Credit facility, issued in March 2014, variable rate obligations payable on September 14, 2026	55,000	—
Total remaining principal	$905,000	$850,000
On May 1, 2020, OCM received commitments from certain accredited investors to purchase $250 million of senior unsecured notes that bear a blended 3.68% fixed rate of interest and a weighted average maturity of 2031. The notes are guaranteed by Oaktree Capital I, a consolidated subsidiary of the Company, along with Oaktree Capital II and Oaktree AIF, as co-obligors. On May 20, 2020, OCM and the co-obligors entered into a note and guaranty agreement. As OCM is the issuer of such senior notes, the outstanding principal and interest payments guaranteed by Oaktree Capital I will not be included in the Company’s financial statements unless an event of default occurs. The offering closed on July 22, 2020 and OCM received proceeds of $250 million on the closing date.
Oaktree Capital I, along with certain other Oaktree Operating Group members as co-borrowers, are parties to a credit agreement with a subsidiary of Brookfield that provides for a subordinated credit facility maturing on May 19, 2023. The subordinated credit facility has a revolving loan commitment of $250 million and borrowings generally bear interest at a spread to either LIBOR or an alternative base rate. Borrowings on the subordinated credit facility are subordinate to the outstanding debt obligations and borrowings on the primary credit facility of Oaktree Capital I and its co-borrowers. Oaktree Capital I is jointly and severally liable, along with its co-obligors for outstanding borrowings on the subordinated credit facility. For reasons set forth in the preceding paragraph, the Company’s financial statements generally will not reflect debt obligations, interest expense or related liabilities associated with its operating subsidiaries until such time as Oaktree Capital I directly borrows from the subordinated credit facility. No amounts were outstanding on the subordinated credit facility as of December 31, 2021.
Oaktree’s credit facility was amended on December 13, 2019 to among other things, increase the revolving loan commitment from $500 million to $650 million, provide for the refinancing of the then-outstanding $150 million term loan with revolving loans, extend the maturity date from March 29, 2023 to December 13, 2024, favorably update the commitment fee and interest rate in the corporate ratings-based pricing grid and increase the assets

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2021
($ in thousands, except where noted)

under management covenant threshold from $60 billion to $65 billion. Borrowings generally bear interest at a spread to either LIBOR or an alternative base rate. Based on the current credit ratings of OCM, the interest rate on borrowings is LIBOR plus 0.88% per annum and the commitment fee on the unused portions of the revolving credit facility is 0.08% per annum. The credit agreement contains customary financial covenants and restrictions, including ones regarding a maximum leverage ratio and a minimum required level of assets under management (as defined in the credit agreement, as amended above). Oaktree’s credit facility was further amended on September 14, 2021 to among other things, (i) extend the maturity date from December 13, 2024 to September 14, 2026, (ii) modify the assets under management covenant threshold from $65 billion of assets under management to $57.5 billion of management-fee generating assets under management and (iii) increase the maximum leverage ratio to 4.00 to 1.00. As of December 31, 2021, OCM had $55 million outstanding borrowings under the revolving credit facility. OCM and the Company were in compliance with all financial maintenance covenants associated with its senior notes and bank credit facility as of December 31, 2021 and 2020, respectively.
On October 14, 2021, OCM received commitments from certain accredited investors to purchase $200 million of senior unsecured notes that bear a 3.06% fixed rate of interest and a maturity of 2037. The notes are guaranteed by Oaktree Capital I, a consolidated subsidiary of the Company, along with Oaktree Capital II and Oaktree AIF, as co-obligors. On November 4, 2021, OCM and the co-obligors entered into a note and guaranty agreement. As OCM is the issuer of such notes, the outstanding principal and interest payments guaranteed by Oaktree Capital I will not be included in the Company’s financial statements unless an event of default occurs. The offering closed on January 12, 2022 and OCM received proceeds of $200 million on the closing date.
Debt Obligations of the Consolidated Funds
Certain consolidated funds may maintain revolving credit facilities that are secured by the assets of the fund or may issue senior variable rate notes to fund investments on a longer term basis, generally up to ten years. The obligations of the consolidated funds are nonrecourse to the Company.
The consolidated funds had the following debt obligations outstanding:

	Outstanding Amount as of December 31,		Facility Capacity	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)	Commitment Fee Rate	L/C Fee
Credit Agreement	2021	2020
Revolving credit facilities (1)(2)	$1,119,178	$370,920	$1,188,342	1.94%	0.6	0.25%	N/A
Secured borrowings (2)	12,740	—	12,740	3.00	0.3	N/A	N/A
Less: Debt issuance costs	(2,552)	(4,932)
Total debt obligations, net (3)	$1,129,366	$365,988

(1)    The credit facility capacity is calculated on a pro rata basis using fund commitments as of December 31, 2021.
(2)    Details of the revolving credit facility and secured borrowings are shown as of December 31, 2021.
(3)    For the revolving credit facilities, amount is shown net of debt issuance costs that are included in other assets, net at December 31, 2021.
As of December 31, 2021 and 2020, the consolidated funds had debt obligations with an aggregate outstanding principal balance of $1.1 billion and $370.9 million, respectively. The carrying value of the revolving credit facilities approximated fair value due to recent issuance. Secured borrowings outstanding were recorded as a result of certain securities that were sold and simultaneously repurchased at a premium, with amounts payable to the counterparty due on the repurchase settlement date. Financial instruments that are valued using quoted prices for the security or similar securities are generally classified as Level III because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities, or may require adjustment for investment-specific factors or restrictions.
As a result of the Restructuring, senior variable rate notes and debt issuance costs of $870.7 million and $4.6 million, respectively, were transferred as part of the deconsolidation of entities effective October 1, 2019.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2021
($ in thousands, except where noted)

Debt Obligations of CLOs
Debt obligations of CLOs represent amounts due to holders of debt securities issued by the CLOs, as well as term loans of CLOs that had not priced as of period end. Outstanding debt obligations of CLOs were as follows:

	As of December 31, 2021			As of December 31, 2020
	Fair Value (1)	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)	Fair Value (1)	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)
Senior secured notes	$7,472,521	1.75%	11.0	$6,321,580	2.00%	10.2
Subordinated notes (2)	333,742	N/A	11.2	215,278	N/A	10.6
Total CLO debt obligations	$7,806,263			$6,536,858

(1)    The fair value of CLO liabilities was measured as the fair value of CLO assets less the sum of (a) the fair value of any beneficial interests held by the Company and (b) the carrying value of any beneficial interests that represent compensation for services. The fair value of the beneficial interests was calculated using a discounted cash flow model specific to each investment structure. Please see notes 2 and 6 for more information, including the significant valuation inputs such as input range and weighted average rate.
(2)    The subordinated notes do not have a contractual interest rate; instead, they receive distributions from the excess cash flows generated by the CLO.
The debt obligations of CLOs are nonrecourse to the Company and are backed by the investments held by the respective CLO. Assets of one CLO may not be used to satisfy the liabilities of another. As of December 31, 2021 and 2020, the fair value of CLO assets was $9.1 billion and $7.3 billion, respectively, and consisted of cash, corporate loans, corporate bonds and other securities.
As of December 31, 2021, future scheduled principal or par value payments with respect to the debt obligations of CLOs were as follows:

2022	$246,551
2023	—
2024	—
2025	—
2026	—
Thereafter	7,680,092
Total	$7,926,643

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2021
($ in thousands, except where noted)

11. LEASES
The Company has operating leases related to office space and certain equipment with remaining lease terms expiring within one year through 2031, some of which include options to extend the leases for up to five years and some of which include options to terminate the leases within one year. As of December 31, 2021, there were no finance leases outstanding, and the Company has committed to take on additional space for two existing operating leases within the next year.
The components of lease expense included in general and administrative expense were as follows:

	Twelve months ended December 31, 2021	Twelve months ended December 31, 2020

Operating lease cost	$7,947	$7,768
Sublease income	(407)	(382)
Total lease cost	$7,540	$7,386
Supplemental cash flow information related to leases was as follows:

Twelve months ended December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$7,033
Weighted average remaining lease term for operating leases (in years)	9.1
Weighted average discount rate for operating leases	4.3%
As of December 31, 2021, maturities of operating lease liabilities were as follows:

2022	6,532
2023	5,788
2024	4,763
2025	4,618
2026	4,618
Thereafter	21,284
Total lease payments	47,603
Less: imputed interest	(8,309)
Total operating lease liabilities	$39,294

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2021
($ in thousands, except where noted)

12. NON-CONTROLLING REDEEMABLE INTERESTS IN CONSOLIDATED FUNDS
The following table sets forth a summary of changes in the non-controlling redeemable interests in the consolidated funds. Dividends reinvested and in-kind contributions or distributions are non-cash in nature and have been presented on a gross basis in the table below.

	Year Ended December 31,
	2021	2020	2019
Beginning balance	$715,347	$866,222	$961,622
Initial consolidation of a fund	—	—	96,248
Deconsolidation of funds due to restructuring	—	—	(406,058)
Deconsolidation of funds	(192,984)	(720,729)	(423,598)
Contributions	1,189,486	940,191	664,679
Distributions	(171,883)	(223,674)	(107,499)
Net income (loss)	186,515	(165,412)	93,620
Change in distributions payable	9,975	(10,050)	(16,105)
Change in contribution receivable	—	15,826	—
Foreign-currency translation and other	(13,162)	12,973	3,313
Ending balance	$1,723,294	$715,347	$866,222

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2021
($ in thousands, except where noted)

13. UNITHOLDERS’ CAPITAL
Unitholders’ capital reflects the economic interests attributable to Class A unitholders, preferred unitholders, non-controlling interests in consolidated subsidiaries and non-controlling interests in consolidated funds. Non-controlling interests in consolidated subsidiaries represent the portion of unitholders’ capital attributable to the OCGH non-controlling interest and third parties. The OCGH non-controlling interest is determined at the Oaktree Operating Group level, after giving effect to distributions, if any, attributable to the preferred unitholders, based on the proportionate share of Oaktree Operating Group units held by the OCGH unitholders. Certain expenses, such as income taxes and related administrative expenses of Oaktree Capital Group, LLC and its Intermediate Holding Companies, are solely attributable to the Class A unitholders. As of December 31, 2021 and 2020, respectively, OCGH units represented 60,783,255 of the total 159,919,875 Oaktree Operating Group units and 61,370,607 of the total 160,047,647 Oaktree Operating Group units. Based on allocable capital of $1,565,119 and $1,421,127 as of December 31, 2021 and 2020, respectively, the OCGH non-controlling interest was $612,228 and $544,935. As of December 31, 2021 and 2020, there were no non-controlling interests attributable to third parties.
Distributions per Class A unit are set forth below:

Payment Date	Record Date	Applicable to Period Ended	Distribution Per Unit
November 10, 2021	October 31, 2021	September 30, 2021	$0.83
August 10, 2021	July 30, 2021	June 30, 2021	0.50
May 10, 2021	April 30, 2021	March 31, 2021	2.28
February 25, 2021	February 15, 2021	December 31, 2020	1.07
Total 2021			$4.68

August 10, 2020	July 31, 2020	June 30, 2020	$0.49
February 24, 2020	February 3, 2020	December 31, 2019	0.22
Total 2020			$0.71

November 12, 2019	October 31, 2019	September 30, 2019	$0.03
September 30, 2019	September 30, 2019	-	3.13
May 10, 2019	May 6, 2019	March 31, 2019	1.05
February 22, 2019	February 15, 2019	December 31, 2018	0.75
Total 2019			$4.96

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
December 31, 2021
($ in thousands, except where noted)

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
December 31, 2021
($ in thousands, except where noted)

The following table sets forth a summary of net income attributable to the preferred unitholders, the OCGH non-controlling interest and the Class A common unitholders:

	Year Ended December 31,
	2021	2020	2019
Weighted average Oaktree Operating Group units outstanding (in thousands):
OCGH non-controlling interest	60,956	61,474	79,084
Class A unitholders	99,031	98,512	80,045
Total weighted average units outstanding	159,987	159,986	159,129
Oaktree Operating Group net income:
Net income attributable to preferred unitholders (1)	$27,316	$27,316	$27,316
Net income attributable to OCGH non-controlling interest	339,250	83,428	137,100
Net income attributable to OCG Class A unitholders	544,551	135,656	137,921
Oaktree Operating Group net income (2)	$911,117	$246,400	$302,337
Net income attributable to OCG Class A unitholders:
Oaktree Operating Group net income attributable to OCG Class A unitholders	$544,551	$135,656	$137,921
Non-Operating Group income (expense)	59,793	2,747	(8,662)
Income tax expense of Intermediate Holding Companies	—	—	(1,736)
Net income attributable to OCG Class A unitholders	$604,344	$138,403	$127,523

(1)    Represents distributions declared, if any, on the preferred units.
(2)    Oaktree Operating Group net income does not include amounts attributable to other non-controlling interests, which amounted to $0, $0 and $1,779 for the years ended December 31, 2021, 2020 and 2019, respectively. As a result of the Restructuring, as of October 1, 2019, four of the six Oaktree Operating Group entities are no longer indirect subsidiaries of the Company. Accordingly, subsequent to that date, the consolidated financial statements reflect the Company’s indirect economic interest in only two of the Oaktree Operating Group entities: (i) Oaktree Capital I and (ii) OCM Cayman.
The change in the Company’s ownership interest in the Oaktree Operating Group is set forth below:

	Year Ended December 31,
	2021	2020	2019
Net income attributable to OCG Class A unitholders	$604,344	$138,403	$127,523
Equity reallocation between controlling and non-controlling interests	(11,155)	1,832	306,015
Change from net income attributable to OCG Class A unitholders and transfers from non-controlling interests	$593,189	$140,235	$433,538
Please see notes 13, 14 and 15 for additional information regarding transactions that impacted unitholders’ capital.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2021
($ in thousands, except where noted)

14. EARNINGS PER UNIT
The computation of net income per Class A unit is set forth below:

	Year Ended December 31,
	2021	2020	2019
Net income per Class A unit (basic and diluted):	(in thousands, except per unit amounts)

Net income attributable to OCG Class A unitholders	$604,344	$138,403	$127,523
Weighted average number of Class A units outstanding (basic and diluted)	99,031	98,512	80,045
Basic and diluted net income per Class A unit	$6.10	$1.40	$1.59
Prior to the Mergers, OCGH units could be exchanged on a one-for-one basis into Class A units, subject to certain restrictions. The exchange of these units would have proportionally increased the Company’s interest in the Oaktree Operating Group. Subsequent to the Mergers, OCGH units are no longer exchangeable into Class A units. As the restrictions set forth in the then-current exchange agreement were in place for each applicable reporting period, OCGH units were not included in the computation of diluted earnings per unit for the years ended December 31, 2021, 2020 and 2019.
A deferred equity unit represents a special unit award that, when vested, will be settled with an unvested OCGH unit on a one-for-one basis. The number of deferred equity units that will vest is based on the achievement of certain performance targets through June 2024. Once a performance target has been met, the applicable number of OCGH units will be issued and begin to vest over periods of up to 10.0 years. The holder of a deferred equity unit is not entitled to any distributions until the issuance of an OCGH unit in settlement of a deferred equity unit. As of or for the years ended December 31, 2021 and 2020, no OCGH units were considered issuable under the terms of the arrangement; consequently, no contingently issuable units were included in the computation of diluted earnings per unit for those periods. Please see note 15 for more information.
Certain compensation arrangements include performance-based awards that could result in the issuance of OCGH units, which would vest over periods of four to ten years from date of issuance. As of and for the years ended December 31, 2021 and 2020, no OCGH units were considered issuable under the terms of these arrangements; consequently, no contingently issuable units were included in the computation of diluted earnings per unit for those periods.
The Company had a contingent consideration liability that was payable in cash and fully-vested OCGH units. In May 2018, the contingent consideration arrangement was modified in respect of certain performance targets and payment terms. The new arrangement provided for contingent consideration payable in cash and Class A units. As part of the Restructuring effective October 1, 2019, the contingent consideration arrangement was transferred to the entities that were deconsolidated and therefore no longer was an obligation of the Company. Please see note 17 for more information.
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
December 31, 2021
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
For the years ended December 31, 2021 and 2020, the Company granted LTIP awards valued at $20.5 million and $42.8 million, respectively, to employees, partners and directors of the Company and its subsidiaries, subject to annual vesting over a weighted average period of approximately 4.2 years and 4.7 years, respectively. As of December 31, 2021, the Company expected to recognize compensation expense on its unvested LTIP awards of $46.4 million, subject to adjustment based on future performance, over a weighted average period of 3.1 years. For the years ended December 31, 2021 and 2020, the Company recognized $16.9 million and $11.0 million, respectively, of compensation expense related to the LTIP, which were included in compensation and benefits expense in the consolidated statement of operations.
Equity-Based Compensation
In December 2011, the Company adopted the 2011 Oaktree Capital Group, LLC Equity Incentive Plan (the “2011 Plan”). The 2011 Plan provides for the granting of options, unit appreciation rights, restricted unit awards, unit bonus awards, phantom equity awards or other unit-based awards to senior executives, directors, officers, certain employees, consultants, and advisors of the Company and its affiliates. As of December 31, 2021, a maximum of 24,007,147 units have been authorized to be awarded pursuant to the 2011 Plan, and 15,705,531 units (including 2,000,000 EVUs) have been awarded under the 2011 Plan. Each Class A and OCGH unit, when issued, represented an indirect interest in one Oaktree Operating Group unit. Total vested and unvested Converted OCGH Units, OCGH units and Class A units issued and outstanding were 159,919,875 as of December 31, 2021.
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
    In general, OCGH limited partners will be entitled to provide an election notice to participate in an Exchange with respect to eligible vested OCGH Units and Converted OCGH Units during the first 60 calendar days of each year beginning January 1, 2022 (an “Open Period”). Each Exchange will thereafter be consummated within the first 155 days of such calendar year, subject to extension in certain circumstances.
Valuation
    Except as described below, each OCGH Unit will be valued (i) by applying a 13.5x multiple to the trailing three-year average (or two-year average for Exchanges in 2022) of fee-related earnings less stock-based compensation at grant value and excluding depreciation and amortization and a 6.75x multiple to the trailing three-year average of net incentives created, and (ii) adding 100% of the value of net cash (defined as cash less the face value of debt and preferred stock, other than certain preferred stock issued in connection with certain Exchanges), 100% of the value of corporate investments and 75% of fund-level net accrued incentives as of December 31 of the prior year, in each case subject to certain adjustments. Amounts received in respect of each OCGH Unit will be

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2021
($ in thousands, except where noted)

reduced by the amount of any non-tax related distributions received in the calendar year in which the Exchange occurs, but increased by an amount accruing daily from January 1 of such year to the date of the closing of the Exchange at a rate per annum equal to the 5-year treasury note rate as of December 31 of the prior year plus 3%. However, in 2020 and 2021, Converted OCGH Units and Phantom Units were valued at $49.00 per unit, less the amount of any capital distributions received upon vesting. Thereafter any such Converted OCGH Units and Phantom Units will be valued using the same methodology applied to all other OCGH Units.
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

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2021
($ in thousands, except where noted)

OCGH Unit Awards
The Company did not grant any OCGH units for the year ended December 31, 2021. The Company granted 150,000 OCGH units for the year ended December 31, 2020. As of December 31, 2021, the Company expected to recognize compensation expense on its unvested OCGH unit awards of $20.2 million over a weighted average period of 2.6 years.
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
Through December 31, 2021, Converted OCGH Units could have been exchanged at $49.00 per unit, less the amount of any capital distributions received upon vesting. Thereafter, any such Converted OCGH Units will be valued using the same methodology applied to all other OCGH units.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2021
($ in thousands, except where noted)

A summary of the status of the Company’s unvested Converted OCGH units and other OCGH unit awards and changes for the periods presented are set forth below (actual dollars per unit):

	Converted OCGH Units (1)		OCGH Units
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Balance, December 31, 2018	2,700,585	$42.76	1,864,049	$39.83
Granted	1,494,324	49.56	1,873,155	39.95
Vested	(975,072)	43.06	(515,534)	35.44
Restructuring (2)	(2,380,641)	45.83	(2,600,264)	40.87
Forfeited	(107,955)	44.63	—	—
Balance, December 31, 2019	731,241	45.99	621,406	39.49
Granted	—	—	150,000	32.93
Vested	(253,696)	45.52	(215,054)	39.10
Forfeited	(14,803)	45.59	—	—
Balance, December 31, 2020	462,742	46.25	556,352	37.87
Granted	—	—	—	—
Vested	(181,852)	45.38	(170,053)	37.50
Forfeited	(3,426)	48.98	(47,769)	40.85
Balance, December 31, 2021	277,464	$46.79	338,530	$37.64

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

Equity Value Units
OCGH equity value units (“EVUs”) represent special limited partnership units in OCGH that entitle the holder the right to receive special distributions that will be settled in OCGH units, based on value created during a specified period in excess of a fixed “Base Value.” The value created is measured on a per unit basis, based on the appreciation of the OCGH units (before the Merger, the Class A units) and certain components of quarterly distributions with respect to OCGH units over the period beginning on January 1, 2015 and ending on each of December 31, 2019, December 31, 2020 and December 31, 2021, with one-third of the EVUs recapitalizing on each such date. As of December 31, 2021, the value created did not exceed the Base Value. EVUs also give the holder the right, subject to service vesting and Oaktree performance relative to the accreting Base Value, to receive certain quarterly distributions from OCGH. EVUs do not entitle the holder to any voting rights.
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
December 31, 2021
($ in thousands, except where noted)

All of the outstanding EVUs were granted to an employee of OCM, accordingly, subsequent to the Restructuring, compensation expense related to these awards is no longer included in these consolidated financial statements.
Deferred Equity Units
A deferred equity unit represents a special unit award that, when vested, will be settled with an unvested OCGH unit on a one-for-one basis. The number of deferred equity units that will vest is based on the achievement of certain performance targets through June 2024. Once a performance target has been met, the applicable number of OCGH units will be issued and begin to vest over periods of up to 10.0 years. The holder of a deferred equity unit is not entitled to any distributions until settled by the issuance of an OCGH unit. As of December 31, 2021, there were 557,308 deferred equity units outstanding, none of which were expected to vest. All of the outstanding deferred equity units were granted to employees of OCM, accordingly, subsequent to the Restructuring, compensation expense related to these awards is no longer included in these consolidated financial statements.
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
Income tax expense from operations consisted of the following:

	Year Ended December 31,
	2021	2020	2019
Current:
U.S. federal income tax	$—	$—	$(93)
State and local income tax	—	—	1,674
Foreign income tax	12,105	8,147	7,933
	$12,105	$8,147	$9,514
Deferred:
U.S. federal income tax	$—	$—	$519
State and local income tax	—	—	(158)
Foreign income tax	282	64	(255)
	$282	$64	$106
Total:
U.S. federal income tax	$—	$—	$426
State and local income tax	—	—	1,516
Foreign income tax	12,387	8,211	7,678
Income tax expense	$12,387	$8,211	$9,620

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2021
($ in thousands, except where noted)

The Company’s income (loss) before income taxes consisted of the following:

	Year Ended December 31,
	2021	2020	2019
Domestic income (loss) before income taxes	$1,073,218	$71,749	$380,653
Foreign income (loss) before income taxes	96,548	20,197	16,305
Total income (loss) before income taxes	$1,169,766	$91,946	$396,958
The Company’s effective tax rate differed from the federal statutory rate for the following reasons:

	Year Ended December 31,
	2021	2020	2019
Income tax expense at federal statutory rate	21.00%	21.00%	21.00%
Income passed through	(19.27)	(16.39)	(20.96)
State and local taxes, net of federal benefit	—	—	0.45
Foreign taxes	(0.67)	4.32	1.07
Other, net	—	—	0.86
Total effective rate	1.06%	8.93%	2.42%

The components of the Company’s deferred tax assets and liabilities were as follows:

	As of December 31,
	2021	2020	2019
Deferred tax assets:
Net operating losses	$1,817	$2,264	$—
Other (1)	1,731	1,908	3,096
Total deferred tax assets	3,548	4,172	3,096
Total deferred tax liabilities	—	—	—
Net deferred tax assets before valuation allowance	3,548	4,172	3,096
Valuation allowance	—	—	—
Net deferred tax assets	$3,548	$4,172	$3,096

(1)     As of December 31, 2021, balance of Other of $1,731 relates to fixed assets and accruals.
When assessing the realizability of deferred tax assets, the Company considers whether it is probable that some or all of the deferred tax assets will not be realized. In determining whether the deferred tax assets are realizable, the Company considers the period of expiration of the tax asset, historical and projected taxable income, and tax liabilities for the tax jurisdiction in which the tax asset is located. The deferred tax asset recognized by the Company, as it relates to the higher tax basis in the carrying value of certain assets compared to the book basis of those assets, will be recognized in future years by these taxable entities. Deferred tax assets are based on the amount of the tax benefit that the Company’s management has determined is more likely than not to be realized in future periods. In determining the realizability of this tax benefit, management considered numerous factors that will give rise to pre-tax income in future periods. Among these are the historical and expected future book and tax basis pre-tax income of the Company and unrealized gains in the Company’s assets at the determination date. Based on these and other factors, the Company determined that, as of December 31, 2021, all deferred tax assets were more likely than not to be realized in future periods.
The Company recognizes tax benefits related to its tax positions only where the position is “more likely than not” to be sustained in the event of examination by tax authorities. As part of its assessment, the Company analyzes its tax filing positions in all of the federal, state and foreign tax jurisdictions where it is required to file

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2021
($ in thousands, except where noted)

income tax returns, and for all open tax years in these jurisdictions. As of December 31, 2021, there is no remaining balance related to income tax reserves.
The following is a reconciliation of unrecognized tax benefits (excluding interest and penalties thereon):

	Year Ended December 31,
	2021	2020	2019
Unrecognized tax benefits, January 1	$—	$107	$2,699
Reductions for tax positions related to prior years (1)	—	—	(2,440)
Lapse in statute of limitations	—	(107)	(152)
Unrecognized tax benefits, December 31	$—	$—	$107

(1)    Reduction of $2,440 during 2019 relates to the transfer of unrecognized tax benefits to Brookfield.
As of October 1, 2019, all unrecognized tax benefits related to Oaktree Holdings, Inc., Oaktree AIF Holdings, Inc., and Oaktree Capital Management, L.P. were transferred through equity to Brookfield.
The Company recognizes interest and penalties related to unrecognized tax positions in the provision for income taxes in the consolidated statements of operations.  As of December 31, 2021 and 2020, there were no aggregate amount of interest and penalties accrued.  The Company recognized no expense in 2021, net benefit of $0.1 million in 2020, and net expense of $0.2 million in 2019.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, local and foreign tax regulators. With limited exceptions, the Company is no longer subject to income tax audits by taxing authorities for periods before 2018. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to its tax examinations and that any settlements related thereto will not have a material adverse effect on the Company’s consolidated financial statements; however, there can be no assurances as to the ultimate outcomes.
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
Prior to the Merger, Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc. entered into a tax receivable agreement with the OCGH (the “Original TRA”) unitholders that provided for the payment by Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc. to the OCGH unitholders of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that Oaktree Holdings, Inc. or Oaktree AIF Holdings, Inc. actually realizes (or is deemed to realize in the case of an early termination payment by Oaktree Holdings, Inc. or Oaktree AIF Holdings, Inc. or a change of control, as discussed below) as a result of these increases in tax basis and of certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. These payment obligations were obligations of Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc. and not of the Oaktree Operating Group. For the year ended December 31, 2019, amounts paid under the tax receivable agreement under this structure totaled $10.0 million.
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
December 31, 2021
($ in thousands, except where noted)

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
Incentive Income
In addition to the incentive income recognized by the Company, certain of its funds have amounts recorded as potentially allocable to the Company as its share of potential future incentive income, based on each fund’s net asset value. Inasmuch as this incentive income is contingent upon future investment activity and other factors, it is not recognized by the Company as revenue until it is probable that a significant reversal will not occur. As of December 31, 2021 and 2020, the aggregate of such amounts recorded at the fund level in excess of incentive income recognized by the Company was $1,668,839 and $1,321,782, respectively, for which related direct incentive income compensation expense was estimated to be $868,408 and $710,774, respectively.
Commitments to Funds
As of December 31, 2021 and 2020, the Company, generally in its capacity as general partner, had undrawn capital commitments of $325.8 million and $350.6 million, respectively, including commitments to both unconsolidated and consolidated funds. Additionally, as of December 31, 2021, the Company had undrawn capital commitments of $525.0 million in its capacity as a limited partner in Opps XI (as defined in note 18).
Investment Commitments of the Consolidated Funds
Certain of the consolidated funds are parties to credit arrangements that provide for the issuance of letters of credit and/or revolving loans, which may require the particular fund to extend loans to investee companies. The consolidated funds use the same investment criteria in making these commitments as they do for investments that are included in the consolidated statements of financial condition. The unfunded liability associated with these credit arrangements is equal to the amount by which the contractual loan commitment exceeds the sum of funded debt and cash held in escrow, if any. As of December 31, 2021 and 2020, the consolidated funds had potential aggregate commitments of $13.5 million and $1.1 million, respectively. These commitments are expected to be funded by the funds’ cash balances, proceeds from asset sales or drawdowns against existing capital commitments.
A consolidated fund may agree to guarantee the repayment obligations of certain investee companies. As of December 31, 2021 and 2020, there were no guaranteed amounts under such arrangements.
Certain consolidated funds are investment companies that are required to disclose financial support provided or contractually required to be provided to any of their portfolio companies. During the year ended December 31, 2021, the consolidated funds did not provide any financial support to portfolio companies.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2021
($ in thousands, except where noted)

Operating Leases
Oaktree leases its main headquarters office in Los Angeles and offices in 17 other cities in the U.S., Europe, Asia and Australia, pursuant to current lease terms expiring through 2031. The Company’s occupancy costs, including non-lease expenses, were $9,019, $8,681 and $20,081 for the years ended December 31, 2021, 2020 and 2019, respectively.
As of December 31, 2021, the Company’s aggregate estimated minimum commitments under Oaktree’s operating leases were as follows:

2022	$6,532
2023	5,788
2024	4,763
2025	4,618
2026	4,618
Thereafter	21,284
Total	$47,603
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

	As of December 31,
	2021	2020
Due from affiliates:
Loans to affiliates and employees	$44,088	$2,372
Amounts due from unconsolidated funds	2,829	6,429
Management fees and incentive income due from unconsolidated funds and affiliates	289,795	119,600
Receivable from unconsolidated entities	36,001	905
Non-interest bearing advances made to certain non-controlling interest holders and employees	148	235
Total due from affiliates	$372,861	$129,541
Due to affiliates:
Amounts due to unconsolidated entities	$4,198	$9,688
Loans To Affiliates and Employees
Loans primarily consist of interest-bearing loans made to affiliates and interest-bearing loans made to certain Oaktree employees to facilitate their investment in Oaktree funds or to meet tax obligations related to vesting of equity awards.
On May 7, 2021 the Company, through its consolidated subsidiary Oaktree Capital I, L.P, entered into two revolving line of credit notes with Oaktree Capital Management, L.P., one as a borrower and the other as a lender. Both revolving line of credit notes allow for outstanding principal amounts not to exceed $250.0 million and mature on May 7, 2024. As of December 31, 2021, Oaktree Capital Management, L.P. has borrowed $44.0 million from the Company through Oaktree Capital I, L.P, and generated interest income of $80 for the year ended December 31, 2021.
The employee loans, which are generally recourse to the borrower or secured by vested equity and other collateral, typically bear interest at the Company’s cost of debt. As of December 31, 2021, there were no Company

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2021
($ in thousands, except where noted)

loans to employees, and as of December 31, 2020, the Company’s loans to employees totaled $2.4 million. The Company’s loans generated interest income of $5, $9 and $73 for the years ended December 31, 2021, 2020 and 2019, respectively.
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
Revenues Earned From Oaktree Funds
In aggregate, management fees and incentive income earned from unconsolidated Oaktree funds totaled $1.2 billion, $245.0 million and $843.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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
December 31, 2021
($ in thousands, except where noted)

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

For each of the years ended December 31, 2021 and 2020, the Company incurred administrative services expense of $0.8 million.
Subordinated Credit Facility
Oaktree Capital I, along with certain other Oaktree Operating Group members as co-borrowers, are parties to a credit agreement with a subsidiary of Brookfield that provides for a subordinated credit facility maturing on May 19, 2023. The subordinated credit facility has a revolving loan commitment of $250 million and borrowings generally bear interest at a spread to either LIBOR or an alternative base rate. Borrowings on the subordinated credit facility are subordinate to the outstanding debt obligations and borrowings on the primary credit facility of Oaktree Capital I and its co-borrowers as detailed in note 10. Oaktree Capital I is jointly and severally liable, along with its co-obligors for outstanding borrowings on the subordinated credit facility. As set forth in note 10, the Company’s financial statements generally will not reflect debt obligations, interest expense or related liabilities associated with its operating subsidiaries until such time as Oaktree Capital I directly borrows from the subordinated credit facility. No amounts were outstanding on the subordinated credit facility as of December 31, 2021.
Investment in Oaktree Opportunities Fund XI
On August 3, 2020, the Company subscribed for a limited partner interest in, and made a capital commitment of, $750 million to Oaktree Opportunities Fund XI, L.P., a parallel investment vehicle thereof or a feeder fund in respect of one of the foregoing (such limited partner interest, the “Opps XI Investment” and such fund entities collectively, “Opps XI”). In order to make the Opps XI Investment, the Company’s sole Class A unitholder, or one of its affiliates, will contribute cash as a capital contribution (the “Opps XI Investment Cash”) as and to the extent required to satisfy the Company’s obligations to Opps XI. The Company will use the Opps XI Investment Cash solely to fund the Opps XI Investment and satisfy its obligations in respect of Opps XI and distributions from the Opps XI Investment are intended for the benefit of the Class A unitholder, subject to applicable law. The Company’s preferred unitholders should not rely on distributions received by the Company in respect of the Company’s Opps XI Investment for payment of dividends or redemption of the preferred units. For the year ended December 31, 2021, the Company funded $187.5 million of its capital commitments. As of December 31, 2021, the Company has funded in the aggregate $225.0 million of the $750 million capital commitment.
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
The regulatory capital requirements referred to above may restrict the Company’s ability to withdraw capital from its entities for purposes such as paying cash distributions or advances to the Company. As of December 31, 2021 and 2020, respectively, there was approximately $210.7 million and $166.7 million of such potentially restricted amounts. Effective with the Restructuring, the U.S. broker-dealer’s restricted amounts, if any, are no longer included in these consolidated financial statements.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2021
($ in thousands, except where noted)

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
21. SUBSEQUENT EVENTS
Class A Unit Distribution
    A distribution of $0.90 per Class A unit was paid on February 25, 2022 to holders of record at the close of business on February 15, 2022.
Preferred Unit Distributions
    A distribution of $0.414063 per Series A preferred unit will be paid on March 15, 2022 to Series A preferred unitholders of record at the close of business on March 1, 2022.
    A distribution of $0.409375 per Series B preferred unit will be paid on March 15, 2022 to Series B preferred unitholders of record at the close of business on March 1, 2022.
Private Placement Notes
On March 10, 2022, Oaktree Capital I received commitments from certain accredited investors to purchase €50 million of its 2.20% Senior Notes, Series A, due 2032, €75 million of its 2.40% Senior Notes, Series B, due 2034, and €75 million of its 2.58% Senior Notes, Series C, due 2037. These notes are senior unsecured obligations of Oaktree Capital I, a consolidated subsidiary of the Company, and jointly and severally guaranteed by OCM, Oaktree Capital II and Oaktree AIF. The offering is subject to the execution of definitive documents which is expected to occur on March 30, 2022 with funding expected to occur on June 8, 2022.

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
Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control—Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2021 was effective.
Item 9B. Other Information
On March 10, 2022, we entered into an amendment and restatement of Mr. Wintrob’s employment agreement in order to extend the term of his employment thereunder through March 31, 2024.

On March 10, 2022, Oaktree Capital I received commitments from certain accredited investors to purchase €50,000,000 of its 2.20% Senior Notes, Series A, due 2032 (the “Euros 2032 Notes”), €75,000,000 of its 2.40% Senior Notes, Series B, due 2034 (the “Euros 2034 Notes”), and €75,000,000 of its 2.58% Senior Notes, Series C, due 2037 (together with the Euros 2032 Notes and the Euros 2034 Notes, the “Euros Senior Notes”) to be guaranteed by OCM, Oaktree Capital II and Oaktree AIF. The Euros Senior Notes are senior unsecured obligations of Oaktree Capital I, jointly and severally guaranteed by OCM, Oaktree Capital II and Oaktree AIF. Oaktree Capital I intends to use the proceeds from the sale of the Euros Senior Notes for general corporate purposes. The offering is subject to the execution of definitive documents which is expected to occur on March 30, 2022 with funding expected to occur on June 8, 2022. The offer and sale of the Euros Senior Notes will be made solely in private placement transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act. The Euros Senior Notes have not been registered under the Securities Act or any state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state laws.
PART III.

Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
The following table sets forth information about our executive officers and directors as of March 9, 2022:

Name	Age	Position
Howard S. Marks	75	Director and Co-Chairman

Bruce A. Karsh	66	Director, Co-Chairman and Chief Investment Officer

Jay S. Wintrob	64	Director and Chief Executive Officer

John B. Frank	65	Director and Vice Chairman

Daniel D. Levin	43	Chief Financial Officer

Sheldon M. Stone	69	Director and Principal

Justin B. Beber	52	Director

J. Bruce Flatt	56	Director

Steven J. Gilbert	74	Director

D. Richard Masson	63	Director

Depelsha T. McGruder	49	Director

Marna C. Whittington	74	Director

Todd E. Molz	50	General Counsel, Chief Administrative Officer and Secretary

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
Bruce A. Karsh is our Co-Chairman and one of the firm’s co-founders and has been a director since May 2007. He also is Chief Investment Officer and serves as portfolio manager for Oaktree’s Global Opportunities, Value Opportunities and Multi-Asset Credit strategies. Prior to co-founding Oaktree, Mr. Karsh was a managing director of TCW Asset Management Company, and the portfolio manager of the Special Credits Funds from 1988 until 1995. Prior to joining TCW, Mr. Karsh worked as Assistant to the Chairman of SunAmerica, Inc. Prior to that, he was an attorney with the law firm of O’Melveny & Myers. Before working at O’Melveny & Myers, Mr. Karsh clerked for the Honorable Anthony M. Kennedy, then of the U.S. Court of Appeals for the Ninth Circuit and retired Associate Justice of the U.S. Supreme Court. Mr. Karsh holds an A.B. degree in economics summa cum laude from Duke University, where he was elected to Phi Beta Kappa. He went on to earn a J.D. from the University of Virginia School of Law, where he served as Notes Editor of the Virginia Law Review and was a member of the Order of the Coif. Mr. Karsh serves on the boards of a number of privately held companies. He is a member of the investment committee of the Broad Foundations. Mr. Karsh is Trustee Emeritus of Duke University, having served as Trustee from 2003 to 2015, and as Chairman of the Board of DUMAC, LLC, the entity that managed Duke’s endowment, from 2005 to 2014. Additionally, Mr. Karsh’s extensive leadership and management skills, his expertise in our industry and his current and past service on boards of other public companies add value to our board of directors.
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
Justin B. Beber is a Managing Partner, Head of Corporate Strategy and Chief Legal Officer for Brookfield Asset Management. In this role, he provides strategic advice and legal oversight across Brookfield’s asset management business globally. Mr. Beber also serves as Head of Strategic Initiatives for Brookfield’s Infrastructure Group with overall responsibility for corporate operations and transaction execution. He also serves as Chief Investment Officer for its water infrastructure business. Prior to joining Brookfield in 2007, Mr. Beber was a partner with a leading Toronto-based law firm, where his practice focused on corporate finance, mergers and acquisitions and private equity. Mr. Beber earned his combined MBA/LLB from the Schulich School of Business and Osgoode Hall Law School at York University in Canada and holds a Bachelor of Economics from McGill University. Mr. Beber has been an Oaktree director since 2019. Mr. Beber’s legal background and expertise in our industry add value to our board of directors.
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
Steven J. Gilbert has been a director since October 2016. He is the founder and Chairman of the Board of Gilbert Global Equity Partners, L.P., an institutional investment firm established in 1997. In addition, Mr. Gilbert also founded Soros Capital, Commonwealth Capital Partners, and Chemical Venture Partners. He currently serves as Vice Chairman of the Executive Board of MidOcean Equity Partners, LP, Chairman of TRI Pointe Homes, Inc. and independent director on the Board of Directors of Empire State Realty Trust, Inc., MBIA Inc. and Fairholme Funds, Inc. Mr. Gilbert had recently served as a director of SDCL Edge Acquisition Corp. and Birch Grove Capital and has served on the boards of more than 25 other companies over the span of his career. Mr. Gilbert received a J.D. degree from Harvard Law School, an M.B.A. from Harvard Business School, and a B.S. in economics from the Wharton School of the University of Pennsylvania. Mr. Gilbert’s investment and finance expertise add value to our board of directors.

D. Richard Masson has been a director since May 2007. Prior to his retirement from Oaktree in 2009, Mr. Masson was a co-founder and Principal of Oaktree, where he served as head of analysis for the Opportunities group from 1995 to 2001 and as co-head of analysis from 2001 to 2009. Prior thereto, he was Managing Director of TCW and its affiliate, TCW Asset Management Company, and head of the Special Credits Analytical Group. Prior to joining TCW in 1988, Mr. Masson worked for three years at Houlihan, Lokey, Howard and Zukin, Inc., where he was responsible for the valuation and analysis of securities and businesses. Prior to Houlihan, Mr. Masson was a senior accountant with the Comprehensive Professional Services Group at Price Waterhouse in Los Angeles. Mr. Masson holds a B.S. in business administration from the University of California, Berkeley and an M.B.A. in finance from the University of California, Los Angeles. He is a Certified Public Accountant (inactive). Mr. Masson’s investment and finance expertise and his familiarity with our company add value to our board of directors.
Depelsha T. McGruder is the chief operating officer and treasurer for the Ford Foundation and has been a director since February 2021. Prior to joining the foundation in 2020, she served as COO of New York Public Radio (NYPR), overseeing internal operations and strategic planning for WNYC, WQXR, Gothamist.com, The Greene Space, and New Jersey Public Radio since 2018. Before her tenure at NYPR, Ms. McGruder spent 17 years at Viacom in senior leadership positions at both MTV and BET Networks. She started her career as a broadcast journalist, working as an on-air reporter, anchor, and producer for two commercial television stations in Georgia and subsequently spent time as a strategy consultant at Accenture in the media, telecommunications and high technology practice. Ms. McGruder is the founder and president of Moms of Black Boys United and M.O.B.B. United for Social Change, sister organizations dedicated to positively influencing how black boys and men are perceived and treated by law enforcement and in society. She holds a B.A. from Howard University and an M.B.A. from Harvard Business School. Ms. McGruder’s finance expertise add value to our board of directors.
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

Board Structure and Governance
Composition of Our Board of Directors
Our operating agreement establishes a board of directors responsible for the oversight of our business and operations. Our operating agreement provides that until the earliest to occur of (a) Messrs. Howard Marks and Bruce Karsh, collectively, ceasing to beneficially own at least 42% of the equity in the Oaktree Operating Group they owned as of September 30, 2019, (b) Messrs. Howard Marks and Bruce Karsh both ceasing to be actively and substantially involved in the oversight of the affairs of the Oaktree Operating Group business, (c) the incapacitation of both Messrs. Howard Marks and Bruce Karsh, (d) either Messrs. Howard Marks or Bruce Karsh becoming incapacitated, and the other ceasing to be actively and substantially involved in the oversight of the affairs of the Oaktree Operating Group business for a period of at least 90 consecutive days or an aggregate of 180 calendar days in any 360-day period, except as a result of incapacitation, or (e) September 30, 2026, the board of directors will be comprised of no less than five individuals and, without Brookfield’s consent, no more than 10 individuals, with two selected by OCGH and two selected by Brookfield. The remaining directors will be nominated by OCGH and be subject to joint written appointment by each of OCGH and Brookfield. In February 2021, the size of the board of directors was expanded to 11 directors with the consent of Brookfield. Upon the occurrence of any events described in clauses (a) through (e) above, for so long as the holders of OCGH units as of September 30, 2019 and certain related parties and certain permitted transferees (the “Permitted OCGH Holders”) continue to beneficially own at least 15% of the equity in the Oaktree Operating Group beneficially owned by them immediately after the closing of the mergers on September 30, 2019, OCGH will be entitled to appoint a number of directors equal to the greater of (i) a number of directors proportionate to such equity ownership and (ii) two directors. Otherwise, for so long as the Permitted OCGH Holders continue to beneficially own at least 5% (but less than 15%) of the equity of the Oaktree Operating Group beneficially owned by them immediately after the closing of the mergers on September 30, 2019, OCGH will be entitled to appoint one director. Brookfield will appoint the remaining directors to the board of directors. Our board of directors consists of Messrs. Marks, Karsh, Wintrob, Frank, Stone, Masson, Beber, Flatt, Gilbert and Mss. McGruder and Whittington (for a total of 11 directors). Subject to our operating agreement, actions by our board of directors must be taken with the approval of at least a majority of its members.
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

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our executive officers and directors and persons who beneficially own more than ten percent of a registered class of our equity securities to file initial reports of ownership and reports of changes in ownership with the SEC and furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us or written representations from such persons that they were not required to file a Form 5 to report previously unreported ownership or changes in ownership, we believe that, with respect to the year ended December 31, 2021, such persons complied with all such filing requirements.

Item 11. Executive Compensation
Compensation Discussion and Analysis
Overview of Compensation Philosophy and Program
Except with respect to carried interest and profit sharing arrangements that certain of our Named Executive Officers (“NEOs”) receive from Oaktree Capital I, OCM Cayman or their respective consolidated subsidiaries, our NEOs do not receive compensation from us for their services. Rather, we pay a service fee to OCM pursuant to the Services Agreement, as described under “Certain Relationships and Related Transactions, and Director Independence—OCG Services Agreement with OCM,” and OCM compensates its officers and other employees that perform duties for us. Their compensation is set by OCM. Fiscal year 2020 was the first complete fiscal year in which we paid the service fee to OCM and our NEOs did not receive compensation from us for their services (other than carried interest and profit sharing arrangements that certain of our NEOs receive from Oaktree Capital I, OCM Cayman or their respective consolidated subsidiaries). Accordingly, the following discussion and analysis cannot be compared directly to the compensation discussion and analysis included in the Company’s annual reports for fiscal years prior to 2020.
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
The following individuals were our NEOs for fiscal year 2021: (a) Bruce A. Karsh, our Co-Chairman and Chief Investment Officer; (b) Jay S. Wintrob, our Chief Executive Officer; (c) Daniel D. Levin, our Chief Financial Officer; and (d) John B. Frank, our Vice Chairman. We only have four NEOs for fiscal year 2021 because none of our other executive officers receive compensation from us or our subsidiaries.
Profit Sharing Arrangements
We paid Mr. Wintrob and Mr. Frank a certain percentage of our profits comprised of fee-related earnings, net investment income and net incentive income, with certain adjustments, attributable to Oaktree Capital I, OCM Cayman and their respective consolidated subsidiaries. More details regarding these arrangements, are described below.
Carried Interest or Incentive Income
Mr. Karsh and Mr. Frank have a right to receive a portion of the incentive income generated by certain of our funds through their participation interests in the carry pools generated by the general partners of these funds. The carry pools (and our NEOs’ participation therein) are referred to as our “Carry Plans.” Under the terms of the closed-end funds, we (and officers and employees who share in carried interest) are generally not entitled to carried interest distributions (other than tax distributions) until the investors in the funds have received a return of all contributed capital plus a preferred return, which is typically 8%. Because the aggregate amount of carried interest payable through the Carry Plans is directly tied to the realized performance of the funds, we believe this fosters a strong alignment of interests among the investors in those funds and these NEOs, and therefore benefits both those investors and our unitholders.
For purposes of our financial statements, we treat the income allocated to all of our personnel who have participation interests in the incentive income generated by our funds as compensation, and the allocations of incentive income earned by our NEOs in respect of 2021 are accordingly set forth under “All Other Compensation” in the Summary Compensation Table below, even though they may not have received such amounts in cash.
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
All of the compensation earned by Mr. Karsh from us in fiscal year 2021 consisted of carried interest we received from certain of our Distressed Debt funds, our largest closed-end strategy. Mr. Karsh received such carried interest as the portfolio manager of these funds.

B.Jay S. Wintrob
Pursuant to his employment agreement, Mr. Wintrob is entitled to profit sharing payments equal to a fixed percentage of Oaktree’s operating profit and income during the employment term. The fixed percentage is 1.5% in each of 2015-2022, up to the level of profit and income in 2014 and 1.75% of profit and income that exceeds the 2014 level, if any. Beginning in 2017, Mr. Wintrob’s profit sharing payments are calculated by including a portion of the net incentive income on pre-employment funds. For 2020 and later, the payments are calculated taking into account 50% of the net incentive income earned by Oaktree that is derived from such funds. In all cases, Mr. Wintrob’s profit sharing payments will have a floor of $5,000,000 per year, pro-rated for partial years. Payments will be made, in arrears, in a combination of cash and awards under a long-term incentive plan administered by OCM, but at least the first $3,000,000 in each year will be paid in cash. The portion of Mr. Wintrob’s annual profit sharing attributable to 2021 that will be paid in the form of an award under a long-term incentive plan is not reflected in the Summary Compensation table below because that plan is a liability of OCM.
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
For 2021 Mr. Frank also received (a) 1.3% of the net incentive income of the Oaktree Operating Group from certain funds that existed as of December 31, 2014 (b) 1.0% of the net incentive income of Oaktree Operating Group from certain funds that started during 2015 or had substantial or final closings during 2015, and (c) 0.5% of the net incentive income of the Oaktree Operating Group from certain funds that started after December 31, 2015 or whose final or more substantial closing occurred after December 31, 2015.
Additionally, for 2021 Mr. Frank was entitled to receive profit sharing payments that reflect 0.5% of the net investment income and fee-related earnings of the Oaktree Operating Group subject to certain adjustments. Mr. Frank’s profit sharing of net incentive income, net investment income and fee-related earnings was subject to a cap of $2,000,000 in 2021.
Mr. Frank’s remuneration for 2021 was determined based on his responsibilities as Vice Chairman.
No Perquisites
We do not provide our executive officers with perquisites.

Summary Compensation Table for 2021
The following table provides summary information concerning the compensation of Jay S. Wintrob, our principal executive officer, Daniel D. Levin, our chief financial officer, and our two other most highly compensated executive officers as of December 31, 2021, for services rendered to us during 2021. As explained above, we only have four NEOs for fiscal year 2021 because none of our other executive officers receive compensation from us or our subsidiaries.
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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($) (1)	Total ($)
Bruce A. Karsh, Co-Chairman and Chief Investment Officer	2021	$—	$—	$—	$2,119,747	$2,119,747
	2020	$—	$—	$—	$3,606,745	$3,606,745
	2019	$—	$—	$—	$12,417,737	$12,417,737
Jay S. Wintrob, Chief Executive Officer	2021	$—	$—	$—	$10,347,945	$10,347,945
	2020	$—	$—	$—	$303,625	$303,625
	2019	$—	$—	$2,973,118	$4,114,485	$7,087,603
Daniel D. Levin, Chief Financial Officer	2021	$—	$—	$—	$—	$—
	2020	$—	$—	$—	$—	$—
	2019	$375,000	$1,104,375	$2,393,609	$—	$3,872,984
John B. Frank, Vice Chairman	2021	$—	$—	$—	$2,401,490	$2,401,490
	2020	$—	$—	$—	$1,474,758	$1,474,758
	2019	$—	$—	$—	$6,872,568	$6,872,568

(1)    Please see the “All Other Compensation Supplemental Table” below.

All Other Compensation Supplemental Table
The following table provides additional information regarding each component of the All Other Compensation column in the Summary Compensation Table:

Name	Year	Payments in Respect of Carried Interest (1)	Profits Participation (2)	Airplane Use	Perquisites	Total
Bruce A. Karsh	2021	$2,119,747	$—	$—	$—	$2,119,747
	2020	$3,606,745	$—	$—	$—	$3,606,745
	2019	$11,239,082	$—	$1,142,639	$36,016	$12,417,737
Jay S. Wintrob	2021	$—	$10,347,945	$—	$—	$10,347,945
	2020	$—	$303,625	$—	$—	$303,625
	2019	$—	$4,089,204	$—	$25,281	$4,114,485
Daniel D. Levin	2021	$—	$—	$—	$—	$—
	2020	$—	$—	$—	$—	$—
	2019	$—	$—	$—	$—	$—
John B. Frank	2021	$827,477	$1,574,013	$—	$—	$2,401,490
	2020	$1,171,444	$303,314	$—	$—	$1,474,758
	2019	$4,355,588	$2,500,000	$—	$16,980	$6,872,568

(1)    Amounts included for 2021 represent amounts earned on an accrual basis in respect of participation interests in incentive income generated by our funds with respect to the year ended December 31, 2021. To the extent that timing differences may exist between when amounts are earned on an accrual basis and paid in cash, these amounts do not reflect actual cash carried interest distributions to the NEOs during such periods. Timing differences typically arise when cash is distributed in the quarter immediately following the one in which the related income was earned.
(2)    Amounts included for 2021 represent the amounts earned on an accrual basis in a given year in respect of the NEO’s annual profits participation interest.
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

Incentive Income
Participation in incentive income generated by our funds through the Carry Plans is typically subject to a five-year vesting schedule, under which a participating NEO’s interest will vest in increments of 22% on each of the first through fourth anniversaries of the closing date of the applicable fund, with the remaining 12% of the interest vesting on or after the fifth anniversary of such closing date, subject to certain limitations as set forth in the applicable governing documents. Under the terms of the applicable governing documents, NEOs are subject to various covenants addressing confidentiality, intellectual property, non-solicitation and non-disparagement. Pursuant to the terms of the Carry Plans, a participating NEO’s incentive income interest is subject to clawback in the event that the general partner of the applicable fund is required to return any distributions (other than tax distributions) received in respect of such NEO’s interest in the applicable fund.
Grants of Plan-Based Awards in 2021
No grants of equity-based awards were made to our NEOs during the 2021 fiscal year. No grants of long-term incentive awards were made by us to our NEOs during the 2021 fiscal year.
Potential Payments upon Termination of Employment or Change in Control at 2022 Year End
We do not have any formal cash-based severance or change of control plans or agreements in place for any of our NEOs.
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
The following table sets forth the estimated value of the incentive income distributions that would be made in respect of the participating NEO’s unvested incentive income interests under the Carry Plans attributable to OCG, assuming those interests became fully vested on December 31, 2021 upon a termination of employment without cause or for good reason (as applicable) or termination due to death, disability or resignation. No amount is payable or accelerated in respect of an interest in the incentive income upon an individual’s termination, regardless of the reason for the termination. Rather, an individual who is terminated will receive amounts payable as and when we receive the associated incentive income (which is expected to occur over a number of years) in accordance with the same payment schedule as would have been in effect in the absence of termination.
The values disclosed below in respect of the rights of participating NEOs to continue to participate in distributions of incentive income, whether at the same level as before termination or at a reduced level as described above under “—Potential Payments Upon Termination of Employment or Change in Control at 2022 Year End,” have been determined assuming that each of the funds in respect of which the participating NEOs would have a right to incentive income had been liquidated on December 31, 2021 and all of the funds’ assets distributed in accordance with their respective distribution provisions at a value equal to their book value as of December 31, 2021. We have calculated the amounts set forth below using these assumptions because distributions made on a liquidation basis would yield the maximum amounts potentially payable to each of the participating NEOs, had a termination of employment actually occurred on December 31, 2021. We note, however, that the values set forth below were computed based on assumptions that may not be accurate or applicable to a given circumstance of termination. The actual amounts to be paid upon a particular termination of employment cannot be directly determined since such payments would be based on several factors, including when termination of employment occurs, the circumstances of termination, the time period for fund liquidation, the investment performance of the fund and the value at which such liquidations actually occur, when Oaktree determines to make distributions from such funds, when income is realized from such funds and the actual amounts so realized.
Estimated Distributions in Respect of Acceleration of Unvested Incentive Income Interests

Name	Liquidation Value of Interests Subject to Vesting Acceleration
Bruce A. Karsh	$1,103,852
John B. Frank	$390,784
Impact of Termination Without Cause or for Good Reason on Profit Sharing Payments (Mr. Wintrob)
If Mr. Wintrob’s employment is terminated by OCM without cause or by Mr. Wintrob for good reason (as defined in Mr. Wintrob’s employment agreement), Mr. Wintrob will be entitled, as described above under “—Treatment of Profit Sharing Payments on Certain Terminations of Employment and Other Significant Events”, to: (i) the profit sharing payments, through the fiscal quarter of termination, a portion of which are attributable to equity interests in Oaktree Capital I, OCM Cayman or their respective consolidated subsidiaries, and (ii) immediate vesting of all unvested Converted OCGH Units delivered in respect of prior profit sharing payments. Any additional payments to which Mr. Wintrob is entitled in connection with such termination will be made by OCM and not by us.
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
CEO Median Employee Pay Ratio
As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the ratio of the annual total compensation of Mr. Wintrob, our Chief Executive Officer, to the median of the annual total compensation of our employees other than Mr. Wintrob. We selected December 31, 2021 as the date on which we would identify the median employee. To identify the median employee, we used the sum of 2021 base salary (annualized for full-time employees hired during 2021 and pro-rated for part-time and temporary employees), 2021 cash bonus, overtime pay accrued in 2021 and long-term incentive grants earned in respect of 2021 compensation.
The 2021 annual total compensation of our Chief Executive Officer is the amount reflected in the “Total” column of our Summary Compensation Table for 2021. Mr. Wintrob had 2021 annual total compensation from us of $10,347,945. Our median employee’s annual total compensation for 2021 was $309,430. As a result, we estimate that Mr. Wintrob’s 2021 annual total compensation from us was approximately 33 times that of our median employee.
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
Director Compensation Table for 2021
The following table sets forth the cash and long-term incentive compensation paid to our outside directors listed below for the year ended December 31, 2021:

Name	Fees Earned or Paid in Cash (1)	Other Compensation (2)	Total
Steven J. Gilbert	$225,000	$100,000	$325,000
D. Richard Masson	$125,000	$100,000	$225,000
Depelsha T. McGruder	$125,000	$100,000	$225,000
Marna C. Whittington	$140,000	$100,000	$240,000

(1)    Annual cash retainer and fees for serving on our board of directors and for serving on the Audit Committee of our Board. Mr. Gilbert also receives an annual cash retainer of $100,000 for serving as our lead outside director. The members of our board of directors also serve on the board of Atlas OCM Holdings, LLC for no additional compensation.
(2)    Initial value of long-term incentive awards granted in 2021 under the Oaktree Capital Group, LLC Long-Term Incentive Plan, subject to four-year vesting. Please see note 15 to our consolidated financial statements included elsewhere in this annual report for additional information about the long-term incentive plan.
During 2021, we compensated our outside directors named above through an annual cash retainer of $100,000 and the grant of long-term incentive awards. Directors who were also senior executives of the Company during any portion of 2021, specifically Messrs. Marks, Karsh, Stone, Wintrob and Frank, and directors who were also employees of Brookfield during any portion of 2021, specifically Messrs. Flatt and Beber, do not receive any additional compensation for serving on our board of directors. Members of our audit committee received an additional annual retainer of $25,000, and the chair of the audit committee received an additional annual retainer of $15,000. The lead outside director received an additional annual retainer of $100,000. All members of the board of directors are reimbursed for their reasonable out-of-pocket expenses incurred in attending board meetings.
The long-term incentive awards granted in 2021 for Messrs. Gilbert and Masson, and Mss. McGruder and Whittington under the Oaktree Capital Group, LLC Long-Term Incentive Plan had an initial value equal to $100,000.
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

Compensation Committee Report
As described above, our board of directors does not have a compensation committee. The board of directors, whose members are listed below, has reviewed and discussed with management the foregoing Compensation Discussion and Analysis and, based on such review and discussion, has determined that the Compensation Discussion and Analysis should be included in this annual report.
Howard S. Marks
Bruce A. Karsh
Jay S. Wintrob
John B. Frank
Sheldon M. Stone
J. Bruce Flatt
Justin B. Beber
D. Richard Masson
Steven J. Gilbert
Marna C. Whittington
Depelsha T. McGruder

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
In the following table, the applicable percentage ownership with respect to the Class A units and the Class B units beneficially owned represents the applicable unitholder’s holdings of Class A units and Class B units, respectively, as a percentage of 99,136,620 Class A units outstanding and 60,779,626 Class B units outstanding, respectively, as of March 9, 2022. The applicable percentage ownership with respect to the OCGH units beneficially owned represents the applicable unitholder’s holdings of OCGH units as a percentage of the 159,916,246 Oaktree Operating Group units outstanding as of March 9, 2022. The applicable unitholder’s aggregate holdings of Class A units and OCGH units represents such unitholder’s aggregate economic interest in the Oaktree Operating Group.
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

	Class A Units Beneficially Owned		Class B Units Beneficially Owned			OCGH Units Beneficially Owned (1)		Series A Preferred Units Beneficially Owned		Series B Preferred Units Beneficially Owned
Named Executive Officers and Directors	Number	Percent	Number		Percent	Number	Percent	Number	Percent	Number	Percent
Howard S. Marks	—	—	—	(2)	—	12,047,050	7.5%	—	—	—	—
Bruce A. Karsh	—	—	—	(2)	—	12,042,778	7.5	—	—	—	—
Jay S. Wintrob	—	—	—		—	332,712	*	—	—	—	—
John B. Frank	—	—	—		—	1,465,604	*	—	—	—	—
Daniel D. Levin	—	—	—		—	121,629	*	—	—	—	—
Sheldon M. Stone	—	—	—		—	6,493,406	4.1	—	—	—	—
Todd E. Molz	—	—	—		—	238,210	*	—	—	—	—
Justin B. Beber	—	—	—		—	—	—	—	—	—	—
Bruce Flatt	—	—	—		—	—	—	—	—	—	—
Steven J. Gilbert	—	—	—		—	5,347	*	4,211	*	25,000	*
D. Richard Masson	—	—	—		—	2,147,710	1.3	—	—	—	—
Depelsha T. McGruder	—	—	—		—	—	—	—	—	—	—
Marna C. Whittington	—	—	—		—	1,770	*	—	—	—	—
All executive officers and directors as a group (13 persons)	—	—	—		—	34,896,216	21.8	4,211	*	25,000	*
5% Unitholders
Oaktree Capital Group Holdings, L.P.	—	—	60,779,626		100%	—	—	—	—	—	—
Brookfield U.S. Holdings, Inc.	99,136,620	100%	—		—	—	—	—	—	—	—

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
(2)    Excludes 60,779,626 Class B units held by OCGH. The general partner of OCGH is Oaktree Capital Group Holdings GP, LLC. In their capacities as members of the executive committee of Oaktree Capital Group Holdings GP, LLC holding more than 50% of the aggregate number of OCGH units held by all of the members of the executive committee as a group, Mr. Marks and Mr. Karsh may be deemed to be beneficial owners of the securities held by OCGH. Each of Mr. Marks and Mr. Karsh disclaims beneficial ownership of such securities.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Exchange Agreement
The Third Amended and Restated Exchange Agreement allows, among other things, limited partners of OCGH to exchange their OCGH units that have vested for cash, Brookfield Class A Shares, notes issued by a Brookfield subsidiary or equity interests in a subsidiary of OCGH that will entitle such limited partners to the proceeds from a note. Either of such notes will have a three-year maturity and will accrue interest at the then-current 5-year treasury note rate plus 3%. Only Converted OCGH Units (each “Converted OCGH Unit” being an OCGH Unit that was converted from one unvested Class A Unit held by a current, or in certain cases former, employee, officer or director of Oaktree or its subsidiaries at the closing of the Mergers), OCGH Units issued and outstanding at the time of the closing of the Mergers, OCGH Units issued after the closing of the Mergers pursuant to agreements in effect on March 13, 2019, OCGH Units issuable upon vesting of certain phantom equity awards ("Phantom Units") and other OCGH Units consented-to by Brookfield will, when vested, be eligible to participate in an exchange. The form of the consideration in an exchange is generally in the discretion of Brookfield, subject to certain limitations.
In general, OCGH limited partners are entitled to provide an election notice to participate in an exchange with respect to eligible vested OCGH Units during the first 60 calendar days of each year. Each exchange will be consummated within the first 155 days of such calendar year, subject to extension in certain circumstances.
Restructuring Agreement
At the closing of the Merger, Oaktree and certain other entities entered into a Restructuring Agreement pursuant to which, effective as of October 1, 2019, Oaktree's direct and indirect ownership of general partner and limited partner interests in certain Oaktree Operating Group entities were transferred (the "Restructuring") to newly-formed, indirect subsidiaries of Brookfield. As a result, as of October 1, 2019, while Oaktree's consolidated financial statements continue to reflect its indirect economic interest in Oaktree Capital I and OCM Cayman, such financial statements no longer include economic interests in Oaktree Capital II, Oaktree Investment Holdings, OCM or Oaktree AIF.
OCG Services Agreement with OCM
OCG entered into a Services Agreement with OCM effective October 1, 2019 (the “Services Agreement”). OCM was an operating subsidiary of OCG prior to the Restructuring and provides certain services relating to the management and operation of our business.
Under the Services Agreement, we are required to pay a fee of $750,000 to OCM annually for the services provided, payable in quarterly installments.
The Services Agreement has an indefinite term, but may be terminated by us or OCM upon at least 90 days’ written notice to the other party. We incurred service fees of $750,000 for fiscal year 2021 under the Services Agreement.
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
Oaktree Capital Management (UK) LLP (“Oaktree UK LLP”) has entered into an Amended and Restated Services Agreement (the “UK LLP Services Agreement”) with OCM. Under the UK LLP Services Agreement, OCM has appointed Oaktree UK LLP as a sub-investment manager or sub-advisor to certain Oaktree funds. In such capacity, Oaktree UK LLP provides certain investment and marketing related services and trading and execution services on behalf of OCM for a service fee paid by OCM in an amount that is determined between the two parties from time to time. In addition, OCM provides certain trading and execution services and internal audit services to Oaktree UK LLP for a service fee paid by Oaktree UK LLP in an amount that is determined between the two parties from time to time. The UK LLP Services Agreement may be terminated, either in respect of an Oaktree fund or in its entirety, by either OCM or Oaktree UK LLP for any reason upon 30 days’ written notice to the other. For fiscal year 2021, OCM incurred $97.1 million as service fees under the UK LLP Services Agreement.
Oaktree Capital Management (International) Limited (“OCM International”) has entered into a Services Agreement (the “OCMI Services Agreement”) with OCM. Under the OCMI Services Agreement, OCM has appointed OCM International as a sub-investment manager and sub-advisor to certain Oaktree funds OCM manages. In such capacity, OCM International provides certain investment and marketing related services on behalf of OCM for a service fee paid by OCM in an amount that is determined between the two parties from time to time. The OCMI Services Agreement may be terminated, either in respect of an Oaktree fund or in its entirety, by either OCM or OCM International for any reason upon 30 days’ written notice to the other. For fiscal year 2021, OCM incurred $29.1 million as service fees under the OCMI Services Agreement.
Oaktree Capital (Hong Kong) Limited (“Oaktree HK”) has entered into a Third Amended and Restated Services Agreement (the “HK Services Agreement”) with OCM. Under the HK Services Agreement, OCM has engaged Oaktree HK to provide certain investment and marketing related services to OCM as the investment manager of certain Oaktree funds for a service fee paid by OCM in an amount that is determined between the two parties from time to time. The HK Services Agreement may be terminated by either OCM or Oaktree HK for any reason upon 30 days’ written notice to the other. During fiscal year 2021, OCM incurred $39.6 million as service fees under the HK Services Agreement.
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
Each of the Oaktree Operating Group partnerships has an identical number of common units outstanding, and we use the term “Oaktree Operating Group unit” to refer, collectively, to a common unit in each of the Oaktree Operating Group partnerships. As of March 9, 2022, there were 159,916,246 Oaktree Operating Group units outstanding. The holders of Oaktree Operating Group units, including Oaktree Capital I, OCM Cayman and their respective Intermediate Holding Companies, will incur U.S. federal, state and local income taxes on their proportionate share of any net taxable income of the Oaktree Operating Group. Net profits and net losses of Oaktree Operating Group units generally are allocated to the holders of such units (including the Intermediate Holding Companies) pro rata in accordance with the percentages of their respective interests. The partnership agreement of each Oaktree Operating Group partnership provides for cash distributions, which we refer to as “tax distributions,” to the partners of such partnership if we determine that the allocation of the partnership’s income will give rise to taxable income for its partners. Generally, these tax distributions are computed based on our estimate of the net taxable income of the relevant entity allocable to a partner multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporate resident in Los Angeles, California or New York, New York (taking into account the nondeductibility of certain expenses and the character of our income). Tax distributions are made only to the extent that all distributions from the Oaktree Operating Group for the relevant year were insufficient to cover such tax liabilities.
The partnership agreements of the Oaktree Operating Group partnerships also provide that substantially all of our expenses will be borne by the Oaktree Operating Group.
In connection with the Merger and the Restructuring, the partnership agreements of the Oaktree Operating Group entities were amended in order to (i) align the governance provisions with the provisions of our operating agreement and the operating agreement of Atlas OCM Holdings, LLC, (ii) provide for cash distributions to be made in a manner consistent with the payment of obligations under any notes that may be issued pursuant to the exchange mechanism in the Exchange Agreement, (iii) provide for non-pro rata distributions to discharge expenses relating to indemnification of directors, officers and other indemnitees under our operating agreement and the operating agreement of Atlas OCM Holdings, LLC, and (iv) provide for the payment of certain expenses of the Oaktree Operating Group. The amendments also aligned the partnership agreements of the Oaktree Operating Group entities with the cash distribution policy adopted at the closing of the Merger, which generally provides for the distribution by entities within the Oaktree Operating Group to their equity holders of at least 85% of the cash available for distribution (taking into account the special distributions described in this paragraph).
In connection with the issuance by the Company of each series of preferred units, Oaktree Capital I issued preferred units that have economic terms designed to mirror those of the Company’s preferred units and that are held directly or indirectly by the Company.
Aircraft Use
OCM leases from Mr. Karsh on a non-exclusive basis an aircraft owned personally by him, pursuant to which he may use the plane for both Oaktree-related travel and personal travel. All payments related to the plane are made by OCM and not by us.

Investments in Funds
Our directors and executive officers are permitted to invest their own capital (or the capital of family trusts or other estate planning vehicles they control) in Oaktree funds. These investment opportunities are available to all Oaktree professionals who Oaktree has determined have a status that reasonably permits Oaktree to offer them these types of investments in compliance with applicable laws and regulations. These investment opportunities are available on the same terms and conditions as those applicable to third-party investors in Oaktree funds and bear their share of management fees, except that they are not subject to incentive fees. As of December 31, 2021, Oaktree manages approximately $1.0 billion of AUM invested by our directors, executive officers and certain current and former employees in Oaktree funds. During the year ended December 31, 2021, the following current directors and executive officers made the following contributions of their own capital (and/or the capital of family trusts or other estate planning vehicles they control) to Oaktree funds and are expected to continue to contribute capital in Oaktree funds from time to time: Mr. Marks contributed an aggregate of $21,919,000; Mr. Karsh and an organization affiliated with Mr. Karsh contributed an aggregate of $32,642,558; Mr. Frank contributed an aggregate of $5,288,691; Mr. Stone contributed an aggregate of $5,683,978; Mr. Wintrob contributed an aggregate of $4,386,978; Mr. Masson contributed an aggregate of $438,504; Mr. Levin contributed an aggregate of $1,073,369 and Mr. Molz contributed an aggregate of $126,809, respectively. During the year ended December 31, 2021, the following current directors and executive officers (and/or family trusts or other estate planning vehicles they control) received the following net distributions from Oaktree funds as a result of their invested capital: Mr. Stone received $16,487,076; Mr. Wintrob received $8,994,608; Mr. Frank received $3,774,036; Mr. Karsh and an organization affiliated with Mr. Karsh received an aggregate of $81,043,181; Mr. Marks received $15,581,655; Mr. Masson received $448,929; Mr. Molz received $312,952, Mr. Levin received $466,000 and Ms. Whittington received $376,177, from Oaktree funds, respectively.
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

Item 14. Principal Accounting Fees and Services
The following table sets forth the aggregate fees for professional services provided by our independent registered public accounting firm, Ernst & Young LLP, for the years ended December 31, 2021 and 2020.

	For the Year Ended December 31,
	2021		2020
	Oaktree Capital Group, LLC	Oaktree Consolidated Funds and Affiliates	Oaktree Capital Group, LLC	Oaktree Consolidated Funds and Affiliates
	($ in thousands)
Audit fees (1)	$3,888	$699	$3,635	$616
Audit-related fees (2)	305	206	313	166
Tax fees (3)	6,308	664	5,792	704

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
(3)    Tax fees consist of fees related to tax compliance and tax advisory services. Tax fees in 2021 include $3,447 for tax compliance services and $3,525 for tax advisory services. Tax fees in 2020 include $3,829 for tax compliance services and $2,667 for tax advisory services.
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
Date: March 11, 2022

Oaktree Capital Group, LLC
By:	/s/ Daniel D. Levin
Name:	Daniel D. Levin

Title:	Chief Financial Officer and Authorized Signatory
 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on this 11th day of March 2022:

Signature	Title
/s/ Howard S. Marks
Howard S. Marks	Director and Co-Chairman
/s/ Bruce A. Karsh
Bruce A. Karsh	Director, Co-Chairman and Chief Investment Officer
/s/ Jay S. Wintrob
Jay S. Wintrob	Director and Chief Executive Officer (Principal Executive Officer)
/s/ John B. Frank
John B. Frank	Director and Vice Chairman
/s/ Daniel D. Levin
Daniel D. Levin	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ Sheldon M. Stone
Sheldon M. Stone	Director and Principal
/s/ Justin B. Beber
Justin B. Beber	Director
/s/ J. Bruce Flatt
J. Bruce Flatt	Director
/s/ Steven J. Gilbert
Steven J. Gilbert	Director
/s/ D. Richard Masson
D. Richard Masson	Director
/s/ Depelsha McGruder
Depelsha McGruder	Director
/s/ Marna C. Whittington
Marna C. Whittington	Director

EXHIBITS INDEX

Exhibit No.	Description of Exhibit

3.1	Restated Certificate of Formation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on June 17, 2011).

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

4.4
Amendment to the 2014 Note and Guaranty Agreement, dated as of October 18, 2017, by and among Oaktree Capital Management, L.P., Oaktree Capital I, L.P., Oaktree Capital II, L.P. and Oaktree AIF Investments, L.P. and each of the holders party thereto (incorporated by reference to Exhibit 4.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021).

4.5
Second Amendment to the 2014 Note and Guaranty Agreement, dated as of April 24, 2020, by and among Oaktree Capital Management, L.P., Oaktree Capital I, L.P., Oaktree Capital II, L.P. and Oaktree AIF Investments, L.P. and each of the holders party thereto (incorporated by reference to Exhibit 4.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021).

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

4.10
Amendment to the 2016 Note and Guaranty Agreement, dated as of April 24, 2020, by and among Oaktree Capital Management, L.P., Oaktree Capital I, L.P., Oaktree Capital II, L.P. and Oaktree AIF Investments, L.P. and each of the holders party thereto (incorporated by reference to Exhibit 4.10 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021).

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

4.13
Amendment to the 2017 Note and Guaranty Agreement, dated as of April 24, 2020, by and among Oaktree Capital Management, L.P., Oaktree Capital I, L.P., Oaktree Capital II, L.P. and Oaktree AIF Investments, L.P. and each of the holders party thereto (incorporated by reference to Exhibit 4.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021).

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

4.19
Note and Guaranty Agreement, dated as of November 4, 2021, by and among Oaktree Capital Management, L.P., Oaktree Capital I, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P. and each of the purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 8, 2021).

4.20	Form of 3.06% Senior Notes due January 12, 2037 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 8, 2021).

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

10.7
Amended & Restated Services Agreement, dated as of December 18, 2020, between Oaktree Capital Management, L.P. and Oaktree Capital Management (UK) LLP (incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021).

10.8
Services Agreement, dated as of September 25, 2018, between Oaktree Capital Management, L.P. and Oaktree Capital Management (International) Limited (incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 2, 2020).

10.9
Third Amended and Restated Services Agreement, dated as of January 6, 2021, between Oaktree Capital Management, L.P. and Oaktree Capital (Hong Kong) Limited (incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021).

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

10.10.6
Sixth Amendment to Credit Agreement, dated as of September 14, 2021, by and among Oaktree Capital Management, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P., Oaktree Capital I, L.P., the Lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent for the Lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 20, 2021).

10.11*
Summary Employment Agreement by and among Oaktree Capital Management Limited and Howard Marks, dated as of September 26, 2006 (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on August 1, 2011).

10.12*	Seventh Amended and Restated Limited Partnership Agreement of Oaktree Fund GP I, L.P., dated as of June 30, 2021.†

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

10.15*	Fourth Amended and Restated Employment Agreement by and among the Registrant, Oaktree Capital Management, L.P. and Jay S. Wintrob dated March 10, 2022.†

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

10.20*
Oaktree Capital Group, LLC Long-Term Incentive Plan (incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021).

10.21*
Form of Award Agreement under the Oaktree Capital Group, LLC Long-Term Incentive Plan (incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021).

10.22*
Summaries of compensation for Daniel D. Levin and John B. Frank (incorporated by reference to sections C and D, respectively, under “Executive Compensation-Compensation Discussion and Analysis-Compensation of the Individual NEOs” on pages 140-146 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 11, 2022).

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