Form 10-Q
period 2022-03-31
Oaktree Capital Group, LLC
filed 2022-05-13
CIK 1403528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
FORM 10-Q
________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of May 10, 2022, there were 102,695,918 Class A units and 56,823,386 Class B units of the registrant outstanding.

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
Any forward-looking statements and information speak only as of the date of this quarterly report or as of the date they were made, and except as required by law, OCG does not undertake any obligation to update forward-looking statements and information. For a more detailed discussion of these factors, also see the information under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in OCG’s most recent report on Form 10-K for the year ended December 31, 2021 (our “annual report”), and in this quarterly report, and in each case any material updates to these factors contained in any of OCG’s future filings.
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
“senior executives” refers collectively to Howard S. Marks, Bruce A. Karsh, Jay S. Wintrob, John B. Frank and Sheldon M. Stone.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Financial Condition (Unaudited)
($ in thousands)

	As of
	March 31, 2022	December 31, 2021
Assets
Cash and cash-equivalents	$121,325	$167,319
U.S. Treasury and other securities	6,603	2,086
Corporate investments (includes $56,106 and $71,154 measured at fair value as of March 31, 2022 and December 31, 2021, respectively)	1,021,487	1,022,564
Due from affiliates	67,276	372,861
Deferred tax assets	3,954	3,548
Right-of-use assets	31,575	33,359
Other assets	47,618	45,979
Assets of consolidated funds:
Cash and cash-equivalents	1,036,645	991,800
Investments, at fair value	12,256,098	11,456,895
Dividends and interest receivable	59,446	48,584
Due from brokers	54,648	15,498
Receivable for securities sold	309,809	206,770
Derivative assets, at fair value	12,259	6,733
Other assets, net	12,951	23,853
Total assets	$15,041,694	$14,397,849
Liabilities and Unitholders’ Capital
Liabilities:
Accrued compensation expense	$140,463	$245,787
Accounts payable, accrued expenses and other liabilities	15,092	15,365
Due to affiliates	9,049	4,198
Debt obligations (Note 8)	—	—
Operating lease liabilities	37,368	39,294
Liabilities of consolidated funds:
Accounts payable, accrued expenses and other liabilities	57,353	80,897
Payables for securities purchased	1,105,295	1,066,261
Derivative liabilities, at fair value	43,594	11,847
Distributions payable	126	123
Borrowings under credit facilities	1,154,030	1,131,918
Debt obligations of CLOs	7,972,105	7,806,263
Total liabilities	10,534,475	10,401,953
Commitments and contingencies (Note 15)
Non-controlling redeemable interests in consolidated funds	2,266,941	1,723,294
Unitholders’ capital:
Series A preferred units, 7,200,000 units issued and outstanding as of March 31, 2022 and December 31, 2021	173,669	173,669
Series B preferred units, 9,400,000 units issued and outstanding as of March 31, 2022 and December 31, 2021	226,915	226,915
Class A units, no par value, unlimited units authorized, 99,136,620 and 99,136,620 units issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Class B units, no par value, unlimited units authorized, 60,779,066 and 60,783,255 units issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Paid-in capital	1,139,037	1,011,333
Retained earnings	166,053	251,791
Accumulated other comprehensive loss	(3,701)	(3,334)
Unitholders’ capital attributable to Oaktree Capital Group, LLC	1,701,973	1,660,374
Non-controlling interests in consolidated subsidiaries	538,305	612,228
Total unitholders’ capital	2,240,278	2,272,602
Total liabilities and unitholders’ capital	$15,041,694	$14,397,849
Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per unit amounts)

	Three months ended March 31,
	2022	2021
Revenues:
Management fees	$60,431	$56,326
Incentive income	2,599	551,425
Total revenues	63,030	607,751
Expenses:
Compensation and benefits	(44,089)	(41,247)
Equity-based compensation	(1,497)	(3,403)
Incentive income compensation	(4,957)	(265,930)
Total compensation and benefits expense	(50,543)	(310,580)
General and administrative	(5,038)	(4,945)
Depreciation and amortization	(583)	(579)
Consolidated fund expenses	(24,802)	(10,834)
Total expenses	(80,966)	(326,938)
Other income (loss):
Interest expense	(39,191)	(36,876)
Interest and dividend income	123,572	88,444
Net realized gain (loss) on consolidated funds’ investments	(89,225)	6,044
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	128,359	53,868
Investment income	11,741	113,239
Other income, net	—	19
Total other income	135,256	224,738
Income before income taxes	117,320	505,551
Income taxes	(3,697)	(2,270)
Net income (loss)	113,623	503,281
Less:
Net income attributable to non-controlling interests in consolidated funds	(98,943)	(51,305)
Net (income) loss attributable to non-controlling interests in consolidated subsidiaries	3,002	(166,428)
Net income (loss) attributable to Oaktree Capital Group, LLC	17,682	285,548
Net income attributable to preferred unitholders	(6,829)	(6,829)
Net income attributable to Oaktree Capital Group, LLC Class A unitholders	$10,853	$278,719

Distributions declared per Class A unit	$0.97	$1.07
Net income per Class A unit (basic and diluted):
Net income per Class A unit	$0.11	$2.82
Weighted average number of Class A units outstanding	99,137	98,708

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three months ended March 31,
	2022	2021

Net income	$113,623	$503,281
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(593)	(8,926)
Other comprehensive loss, net of tax	(593)	(8,926)
Total comprehensive income	113,030	494,355
Less:
Comprehensive income attributable to non-controlling interests in consolidated funds	(98,943)	(51,305)
Comprehensive (income) loss attributable to non-controlling interests in consolidated subsidiaries	3,228	(163,694)
Comprehensive income attributable to OCG	17,315	279,356
Comprehensive income attributable to preferred unitholders	(6,829)	(6,829)
Comprehensive income attributable to OCG Class A unitholders	$10,486	$272,527

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$113,623	$503,281
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income	(11,741)	(113,239)
Depreciation and amortization	583	579
Equity-based compensation	1,497	3,403
Net realized and unrealized gain from consolidated funds’ investments	(39,134)	(59,912)
Accretion of original issue and market discount of consolidated funds’ investments, net	(7,223)	842
Income distributions from corporate investments in funds and companies	10,898	70,497
SPAC deconsolidation gain and other non-cash items	—	(72,347)
Cash flows due to changes in operating assets and liabilities:
Decrease in deferred tax assets	505	105
Decrease in other assets	4,942	559
(Increase) decrease in net due from affiliates	312,556	(13,319)
Increase (decrease) in accrued compensation expense	(105,324)	12,240
Decrease in accounts payable, accrued expenses and other liabilities	(3,145)	(4,996)
Cash flows due to changes in operating assets and liabilities of consolidated funds:
Increase in dividends and interest receivable	(11,352)	(10,434)
Increase in due from brokers	(39,158)	(420)
Increase in receivables for securities sold	(44,608)	(38,668)
Decrease in other assets	12,401	40,333
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(10,383)	18,490
Increase in payables for securities purchased	19,641	373,474
Purchases of securities	(3,092,034)	(2,108,475)
Proceeds from maturities and sales of securities	2,185,654	1,464,664
Net cash (used) provided in operating activities	(701,802)	66,657
Cash flows from investing activities:
Purchases of U.S. Treasury and other securities	(4,425)	(7,503)
Proceeds from maturities and sales of U.S. Treasury and other securities	—	7,503
Corporate investments in funds and companies	(21,922)	(74,391)
Distributions and proceeds from corporate investments in funds and companies	14,031	111,408
Purchases of fixed assets	(96)	(12)
Net cash (used) provided by investing activities	(12,412)	37,005

(continued)

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) — (Continued)
(in thousands)

	Three months ended March 31,
	2022	2021
Cash flows from financing activities:
Capital contributions, net	$111,211	$35,517
Distributions to Class A unitholders	(94,964)	(105,584)
Distributions to OCGH unitholders	(54,703)	(65,671)
Distributions to preferred unitholders	(6,829)	(6,829)
Cash flows from financing activities of consolidated funds:
Contributions from non-controlling interests	533,419	256,391
Distributions to non-controlling interests	(89,928)	(22,582)
Proceeds from debt obligations issued by CLOs	528,876	83,205
Payment of debt issuance costs	(2,275)	(1,182)
Repayment on debt obligations issued by CLOs	(237,540)	(39,219)
Borrowings on credit facilities	242,749	154,859
Repayments on credit facilities	(220,637)	—
Net cash provided by financing activities	709,379	288,905
Effect of exchange rate changes on cash	3,686	(9,349)
Net (decrease) increase in cash and cash-equivalents	(1,149)	383,218
Initial consolidation (deconsolidation) of funds	—	(206,099)
Cash and cash-equivalents, beginning balance	1,159,119	1,200,341
Cash and cash-equivalents, ending balance	$1,157,970	$1,377,460

Reconciliation of cash and cash-equivalents
Cash and cash-equivalents – Oaktree	$121,325	$504,693
Cash and cash-equivalents – consolidated funds	1,036,645	872,767
Total cash and cash-equivalents	$1,157,970	$1,377,460

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Changes in Unitholders’ Capital (Unaudited)
(in thousands)

	Oaktree Capital Group, LLC							Non-controlling Interests in Consolidated Subsidiaries	Total Unitholders’ Capital
	Class A Units	Class B Units	Series A Preferred Units	Series B Preferred Units	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)

Unitholders’ capital as of December 31, 2021	99,137	60,783	$173,669	$226,915	$1,011,333	$251,791	$(3,334)	$612,228	$2,272,602
Activity for the three months ended:
Net issuance of units	—	3	—	—	—	—	—	—	—
Cancellation of units associated with forfeitures	—	(7)	—	—	—	—	—	—	—
Capital contributions	—	—	—	—	112,500	—	—	—	112,500
Equity reallocation between controlling and non-controlling interests	—	—	—	—	14,275	—	—	(15,564)	(1,289)
Capital increase related to equity-based compensation	—	—	—	—	929	—	—	569	1,498
Distributions declared	—	—	(2,981)	(3,848)	—	(96,591)	—	(55,700)	(159,120)
Net income	—	—	2,981	3,848	—	10,853	—	(3,002)	14,680
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(367)	(226)	(593)
Unitholders’ capital as of March 31, 2022	99,137	60,779	$173,669	$226,915	$1,139,037	$166,053	$(3,701)	$538,305	$2,240,278

	Oaktree Capital Group, LLC							Non-controlling Interests in Consolidated Subsidiaries	Total Unitholders’ Capital
	Class A Units	Class B Units	Series A Preferred Units	Series B Preferred Units	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)

Unitholders’ capital as of December 31, 2020	98,677	61,371	$173,669	$226,915	$819,963	$119,920	$(5,414)	$544,935	$1,879,988
Activity for the three months ended:
Net issuance of units	—	4	—	—	—	—	—	—	—
Unit exchange	460	(460)	—	—	—	—	—	—	—
Cancellation of units associated with forfeitures	—	(3)	—	—	—	—	—	—	—
Capital contributions	—	—	—	—	37,500	—	—	—	37,500
Equity reallocation between controlling and non-controlling interests	—	—	—	—	3,678	—	—	(5,661)	(1,983)
Capital increase related to equity-based compensation	—	—	—	—	2,099	—	—	1,304	3,403
Distributions declared	—	—	(2,981)	(3,848)	—	(105,584)	—	(65,671)	(178,084)
Net income	—	—	2,981	3,848	—	278,719	—	166,428	451,976
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(6,192)	(2,734)	(8,926)
Unitholders’ capital as of March 31, 2021	99,137	60,912	$173,669	$226,915	$863,240	$293,055	$(11,606)	$638,601	$2,183,874

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2022
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
March 31, 2022
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
March 31, 2022
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
The Restructuring was a transfer of assets among entities under common control, since both the transferring and receiving entities are under control of OCGH. Accordingly, the assets and liabilities were removed at book value and the transfer did not result in a gain or loss to the Company. The deconsolidation of the Oaktree Operating Group entities whose interests were transferred in the Restructuring was accounted for prospectively and did not require a recast of the Company's historical financial information. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 11, 2022.
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
March 31, 2022
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
March 31, 2022
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
March 31, 2022
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
March 31, 2022
($ in thousands, except where noted)
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
March 31, 2022
($ in thousands, except where noted)
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
The Company may also include options to extend or terminate the lease when it is reasonably certain that it will exercise that option in the measurement of its right-of-use assets and liabilities. Lease expense for operating leases is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. Please see note 9 for more information.
Cash and Cash-equivalents
Cash and cash-equivalents include demand deposit accounts, money market funds, and other short-term investments with maturities of three months or less at the date of acquisition.
U.S. Treasury and Other Securities
U.S. Treasury and other securities include holdings of U.S. Treasury bills, time deposit securities, notes and bonds, and commercial paper, and investment grade debt securities that are issued or guaranteed by U.S. government-sponsored entities, sovereign debt, domestic and international corporate fixed and floating rate debt, and structured credit with maturities greater than three months from the date of acquisition. These securities are classified as trading and are recorded at fair value with changes in fair value included in investment income.
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
March 31, 2022
($ in thousands, except where noted)
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
Management Fees
Management fees are recognized over the period in which the investment management services are performed because customers simultaneously consume and receive benefits that are satisfied over time. The contractual terms of management fees generally vary by fund structure. For closed-end funds, the management fee rate is generally applied against committed capital, contributed capital or cost basis during the fund’s investment period and the lesser of aggregate contributed capital or cost basis of assets in the liquidation period. For closed-end funds that pay management fees based on committed capital, the Company may elect to delay the start of the fund’s investment period and thus its full management fees, in which case it earns management fees based on contributed capital, until the Company elects to start the fund’s investment period. The Company’s right to receive management fees typically ends after 10 or 11 years from either the initial closing date or the start of the investment period, even if assets remain in the fund. In the case of CLOs, the management fee is based on the aggregate par value of collateral assets and principal cash, as defined in the applicable CLO indentures, and a portion of the management fees is dependent on the sufficiency of the particular vehicle’s cash flow. For open-end and evergreen funds, the management fee is generally based on the NAV of the fund. For the BDCs, the management fee is based on gross assets (including assets acquired with leverage), net of cash. In the case of certain open-end fund accounts, the Company has the potential to earn performance-based fees, typically in reference to a relevant benchmark index or hurdle rate, which are classified as management fees. The Company also earns quarterly incentive fees on the investment income from certain evergreen funds, such as the BDCs and other fund accounts, which are generally recurring in nature and reflected as management fees.
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
March 31, 2022
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
March 31, 2022
($ in thousands, except where noted)
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
Depreciation and Amortization
Depreciation and amortization expense includes costs associated with the purchase of furniture and equipment, capitalized software, and office leasehold improvements. Furniture and equipment and capitalized software are depreciated using the straight-line method over the estimated useful life of the asset, generally three to five years beginning in the first full month after the asset is placed in service. Leasehold improvements are amortized using the straight-line method over the shorter of the respective estimated useful life or the lease term.
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
March 31, 2022
($ in thousands, except where noted)
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
March 31, 2022
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
March 31, 2022
($ in thousands, except where noted)
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
March 31, 2022
($ in thousands, except where noted)
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
March 31, 2022
($ in thousands, except where noted)
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
Recent Accounting Developments
In March 2020, the Financial Accounting Standards Board (“FASB”) issued guidance which provides temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance is effective upon issuance and generally may be elected over time through December 31, 2022. The Company has not adopted any of the optional expedients or exceptions through March 31, 2022, but will continue to evaluate the possible adoption (including potential impact) of any such expedients or exceptions during the effective period as circumstances evolve.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2022
($ in thousands, except where noted)
3. REVENUES
The Company provides investment management services through funds and separate accounts. The Company earns revenues from the management fees and incentive income generated by the funds that it manages. Additionally, for acting as a sub-investment manager, or sub-advisor, to certain Oaktree funds, the Company earns sub-advisory fees. Under certain subsidiary services agreements the Company provides certain investment and marketing related services to Oaktree affiliated entities. Revenues are affected by economic factors related to the asset class composition of the holdings and the contractual terms such as the basis for calculating the management fees and investors’ ability to redeem. Substantially all of our incentive income was generated by closed-end funds for the three months ended March 31, 2022 and 2021. For the three months ended March 31, 2021, the Company recorded $72.3 million of incentive income related to the deconsolidation of a SPAC.
Revenues by fund structure and sub-advisory fees are set forth below.

	Three months ended March 31,
	2022	2021
Management Fees
Closed-end	$1,382	$1,017
Open-end	1,370	1,344
Sub-advisory fees	57,679	53,965
Total	$60,431	$56,326

	Three months ended March 31,
	2022	2021
Incentive Income
Closed-end and Evergreen	$2,599	$551,424
Contract Balances
The Company receives management fees monthly or quarterly in accordance with its contracts with customers.Incentive income is received generally after all contributed capital and the preferred return on that capital have been distributed to the fund’s investors.Contract assets relate to the Company’s conditional right to receive payment for its performance completed under the contract. Receivables are recorded when the right to consideration becomes unconditional (i.e., only requires the passage of time). Contract liabilities (i.e., deferred revenues) relate to payments received in advance of performance under the contract. Contract liabilities are recognized as revenues when the Company provides investment management services.
The table below sets forth contract balances for the periods indicated:

	As of
	March 31, 2022	December 31, 2021

Receivables	$38,108	$138,435
Contract assets (1)	344	151,360

(1)    The changes in the balances primarily relate to accruals, net of payments received.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2022
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
Consolidated VIEs
As of March 31, 2022, the Company consolidated 27 VIEs for which it was the primary beneficiary, including 11 funds managed by Oaktree and 16 CLOs for which Oaktree serves as collateral manager. As of December 31, 2021, the Company consolidated 25 VIEs.
As of March 31, 2022, the assets and liabilities of the 27 consolidated VIEs representing funds and CLOs amounted to $13.7 billion and $10.3 billion, respectively. The assets of these consolidated VIEs primarily consisted of investments in debt and equity securities, while their liabilities primarily represented debt obligations issued by CLOs. The assets of these VIEs may be used only to settle obligations of the same VIE. In addition, there is no recourse to the Company for the VIEs’ liabilities. In exchange for managing either the funds’ or CLOs’ collateral, the Company typically earns management fees and may earn performance fees, all of which are eliminated in consolidation. As of March 31, 2022, the Company’s investments in consolidated VIEs had a carrying value of $1.2 billion, which represented its maximum risk of loss as of that date. The Company’s investments in CLOs are generally subordinated to other interests in the CLOs and entitle the Company to receive a pro-rata portion of the residual cash flows, if any, from the CLOs. Please see note 8 for more information on CLO debt obligations.
Unconsolidated VIEs
The Company holds variable interests in certain VIEs in the form of direct equity interests that are not consolidated because it is not the primary beneficiary, inasmuch as its fee arrangements are considered at-market and it does not hold interests in those entities that are considered more than insignificant.
The carrying value of the Company’s investments in VIEs that were not consolidated are shown below.

	Carrying Value as of
	March 31, 2022	December 31, 2021

Corporate investments	$943,564	$895,116
Due from affiliates	2,976	188,237
Maximum exposure to loss	$946,540	$1,083,353

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2022
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
Corporate investments consisted of the following:

	As of
Corporate Investments	March 31, 2022	December 31, 2021

Equity-method investments:
Funds	$955,784	$915,185
Companies	9,597	36,225
Other investments, at fair value	56,106	71,154
Total corporate investments	$1,021,487	$1,022,564
The components of investment income (loss) are set forth below:

	Three months ended March 31,
Investment Income (Loss)	2022	2021

Equity-method investments:
Funds	$14,253	$106,524
Companies	(646)	22
Other investments, at fair value	(1,866)	6,693
Total investment income	$11,741	$113,239

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
Each reporting period, the Company evaluates each of its equity-method investments to determine if any are considered significant, as defined by the SEC. For the three months ended March 31, 2022, no individual equity-method investment met the significance criteria.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2022
($ in thousands, except where noted)
Summarized financial information of the Company’s equity-method investments is set forth below.

	Three months ended March 31,
Statements of Operations	2022	2021
Revenues / investment income	$840,605	$413,311
Interest expense	(54,290)	(38,941)
Other expenses	(220,991)	(199,258)
Net realized and unrealized gain on investments	986,800	4,336,081
Net income	$1,552,124	$4,511,193
Other Investments, at Fair Value
Other investments, at fair value primarily consist of (a) investments in certain Oaktree and non-Oaktree funds, (b) non-investment grade debt securities, and (c) derivatives utilized to hedge the Company’s exposure to investment income earned from its funds.
The following table summarizes net gains (losses) attributable to the Company’s other investments:

	Three months ended March 31,
	2022	2021

Realized (loss) gain	$(91)	$8,672
Net change in unrealized loss	(1,775)	(1,979)
Total (loss) gain	$(1,866)	$6,693

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2022
($ in thousands, except where noted)
Investments of Consolidated Funds
Investments, at Fair Value
Investments held and securities sold short by the consolidated funds are summarized below:

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
United States:
Debt securities:
Communication services	$632,188	$635,930	5.2%	5.6%
Consumer discretionary	755,434	665,405	6.2	5.8
Consumer staples	258,509	190,391	2.1	1.7
Energy	358,067	354,585	2.9	3.1
Financials	507,025	463,412	4.1	4.0
Health care	452,332	459,713	3.7	4.0
Industrials	1,033,990	891,850	8.4	7.8
Information technology	664,185	685,959	5.4	6.0
Materials	504,009	436,434	4.1	3.8
Real estate	215,600	202,131	1.8	1.8
Utilities	315,793	305,220	2.6	2.7
Other	13,213	10,683	0.1	0.1
Total debt securities (cost:$5,781,052 and $5,303,858 as of March 31, 2022 and December 31, 2021, respectively)	5,710,345	5,301,713	46.5	46.3
Equity securities:
Communication services	63,485	54,635	0.5	0.5
Consumer discretionary	148,153	126,978	1.2	1.1
Energy	438,506	369,912	3.6	3.2
Financials	191,637	151,501	1.6	1.3
Health care	42,397	33,475	0.3	0.3
Industrials	237,983	246,856	1.9	2.2
Materials	82,273	82,273	0.7	0.7
Utilities	85,994	81,989	0.7	0.7
Total equity securities (cost: $1,007,406 and $1,086,667 as of March 31, 2022 and December 31, 2021, respectively)	1,290,428	1,147,619	10.5	10.0
Real estate:
Real estate	—	—	—	—
Financials	—	—	—	—
Total real estate securities (cost: $— and $— as of March 31, 2022 and December 31, 2021, respectively)	—	—	—	—

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2022
($ in thousands, except where noted)

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Europe:
Debt securities:
Communication services	$749,449	$756,728	6.1%	6.6%
Consumer discretionary	846,533	915,535	6.9	8.0
Consumer staples	215,726	206,590	1.8	1.8
Energy	1,024	1,251	0.0	0.0
Financials	97,529	98,126	0.8	0.9
Health care	703,823	751,936	5.7	6.6
Industrials	659,808	656,033	5.4	5.7
Information technology	372,578	383,041	3.0	3.3
Materials	496,064	466,181	4.0	4.1
Real estate	32,766	34,116	0.3	0.3
Utilities	2,192	1,777	0.0	0.0
Other	12,324	15,049	0.1	0.1
Total debt securities (cost: $4,256,220 and $4,289,708 as of March 31, 2022 and December 31, 2021, respectively)	4,189,816	4,286,363	34.1	37.4
Equity securities:
Consumer discretionary	114,679	102,919	0.9	0.9
Materials	28,729	—	0.2	—
Financials	29,178	19,987	0.2	0.2
Health care	89	—	0.0	—
Industrials	78,883	27,475	0.6	0.2
Total equity securities (cost: $219,444 and $119,114 as of March 31, 2022 and December 31, 2021, respectively)	251,558	150,381	2.1	1.3
Real estate:
Real estate	36,887	33,834	0.3	0.3
Total real estate securities (cost: $38,874 and $34,927 as of March 31, 2022 and December 31, 2021, respectively)	36,887	33,834	0.3	0.3
Asia and other:
Debt securities:
Communication services	7,410	6,087	0.1	0.1
Consumer discretionary	77,447	71,082	0.6	0.6
Consumer staples	13,014	13,378	0.1	0.1
Energy	27,375	24,325	0.2	0.2
Financials	13,985	14,739	0.1	0.1
Health care	2,980	4,084	0.0	0.0
Industrials	10,642	7,084	0.1	0.1
Information technology	572	714	0.0	0.0
Materials	120,201	121,151	1.0	1.1
Real estate	325,643	131,155	2.7	1.1
Utilities	3,680	3,743	0.0	0.0
Other	10,670	9,482	0.1	0.1
Total debt securities (cost: $626,545 and $417,825 as of March 31, 2022 and December 31, 2021, respectively)	613,619	407,024	5.1	3.6

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2022
($ in thousands, except where noted)

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Asia and other:
Equity securities:
Consumer discretionary	$1,108	$1,057	0.0%	0.0%
Energy	8,555	8,332	0.1	0.1
Industrials	110,558	81,782	0.9	0.7
Real estate	42,960	38,614	0.4	0.3
Utilities	242	176	0.0	—
Total equity securities (cost: $146,930 and $120,308 as of March 31, 2022 and December 31, 2021, respectively)	163,423	129,961	1.4	1.1

Total debt securities	10,513,780	9,995,100	85.8	87.2
Total equity securities	1,705,431	1,427,961	13.9	12.5
Total real estate	36,887	33,834	0.3	0.3
Total investments, at fair value	$12,256,098	$11,456,895	100.0%	100.0%
As of March 31, 2022 and December 31, 2021, no single issuer or investment had a fair value that exceeded 5% of Oaktree’s total consolidated net assets.
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
The following table summarizes net gains (losses) from investment activities:

	Three months ended March 31,
	2022		2021
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Investments and other financial instruments	$(90,055)	$201,267	$4,967	$47,372
CLO liabilities (1)	(2,115)	(45,844)	1,928	4,563
Foreign-currency forward contracts (2)	956	2,928	(1,373)	2,706
Total-return and interest-rate swaps (2)	(3,984)	(32,833)	—	(34)
Options and futures (2)	5,973	1,983	522	199
Warrants (2)	—	858	—	(938)
Total	$(89,225)	$128,359	$6,044	$53,868

(1)    Represents the net change in the fair value of CLO liabilities based on the more observable fair value of CLO assets, as measured under the CLO measurement guidance. Please see note 2 for more information.
(2)    Please see note 7 for additional information.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2022
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

	As of March 31, 2022				As of December 31, 2021
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
U.S. Treasury and other securities (1)	$6,603	$—	$—	$6,603	$2,086	$—	$—	$2,086
Corporate investments	47,413	8,693	—	56,106	62,124	7,316	1,714	71,154
Foreign-currency forward contracts (2)	—	5,095	—	5,095	—	11,213	—	11,213
Total assets	$54,016	$13,788	$—	$67,804	$64,210	$18,529	$1,714	$84,453

Liabilities
Foreign-currency forward contracts (3)	$—	$(407)	$—	$(407)	$—	$(536)	$—	$(536)

(1)    For U.S. Treasury securities the carrying value approximates fair value due to their short-term nature and are classified as Level I investments within the fair value hierarchy detailed above.
(2)    Amounts are included in other assets, except for $2,345 as of March 31, 2022, which is included within corporate investments in the condensed consolidated statements of financial condition.
(3)    Amounts are included in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition, except for $147 and $494 as of March 31, 2022 and December 31, 2021, respectively, which are included within corporate investments in the condensed consolidated statements of financial condition.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2022
($ in thousands, except where noted)
The table below sets forth a summary of changes in the fair value of Level III financial instruments:

	Three months ended March 31,
	2022	2021

Corporate Investments:
Beginning balance	$1,714	$27,045
Contributions or additions	—	—
Distributions and sales	(1,590)	(692)
Net gain (loss) included in earnings	(124)	1,571
Ending balance	$—	$27,924

Net change in unrealized gains (losses) attributable to financial instruments still held at end of period	$411	$879

The Company’s Level III financial instruments held as of December 31, 2022 primarily include the CLO beneficial interest of one unconsolidated CLO, which was sold during the quarter ended March 31, 2022.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2022
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

	As of March 31, 2022				As of December 31, 2021
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Investments:
Corporate debt – bank debt	$—	$8,054,042	$867,294	$8,921,336	$—	$7,867,741	$597,188	$8,464,929
Corporate debt – all other	—	1,367,954	224,490	1,592,444	—	1,300,595	229,576	1,530,171
Equities – common stock	321,797	23,320	690,278	1,035,395	206,133	76,751	581,748	864,632
Equities – preferred stock	76,284	—	593,752	670,036	77,299	—	486,030	563,329
Real estate	—	—	36,887	36,887	—	—	33,834	33,834
Total investments	398,081	9,445,316	2,412,701	12,256,098	283,432	9,245,087	1,928,376	11,456,895
Derivatives:
Foreign-currency forward contracts	—	9,063	—	9,063	—	5,062	—	5,062
Swaps	—	718	—	718	—	1,162	—	—
Options and futures	2,478	—	—	2,478	509	—	—	509
Total derivatives (1)	2,478	9,781	—	12,259	509	6,224	—	5,571
Total assets	$400,559	$9,455,097	$2,412,701	$12,268,357	$283,941	$9,251,311	$1,928,376	$11,462,466

Liabilities
CLO debt obligations:
Senior secured notes	$—	$(7,649,601)	$—	$(7,649,601)	$—	$(7,472,521)	$—	$(7,472,521)
Subordinated notes	—	(322,504)	—	(322,504)	—	(333,742)	—	(333,742)
Total CLO debt obligations (2)	—	(7,972,105)	—	(7,972,105)	—	(7,806,263)	—	(7,806,263)
Derivatives:
Foreign-currency forward contracts	—	(1,563)	—	(1,563)	—	(886)	—	(886)
Swaps	(36,997)	(936)	—	(37,933)	(4,100)	(235)	—	(4,335)
Options and futures	(36)	—	—	(36)	—	—	—	—
Warrants	—	(4,062)	—	(4,062)	—	(6,626)	—	(6,626)
Total derivatives (3)	(37,033)	(6,561)	—	(43,594)	(4,100)	(7,747)	—	(11,847)
Total liabilities	$(37,033)	$(7,978,666)	$—	$(8,015,699)	$(4,100)	$(7,814,010)	$—	$(7,818,110)

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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2022
($ in thousands, except where noted)
The following tables set forth a summary of changes in the fair value of Level III investments:

	Corporate Debt – Bank Debt	Corporate Debt – All Other	Equities – Common Stock	Equities – Preferred Stock	Real Estate	Total
Three months ended March 31, 2022
Beginning balance	$597,188	$229,576	$581,748	$486,030	$33,834	$1,928,376
Deconsolidation of funds	—	—	—	—	—	—
Transfers into Level III	4,407	1,412	—	—	—	5,819
Transfers out of Level III	(20,683)	(2,475)	(6)	—	—	(23,164)
Purchases	351,155	1,962	100,462	91,378	3,947	548,904
Sales	(65,804)	(7)	(43,063)	—	—	(108,874)
Realized gain (losses), net	2,888	(22)	(128,379)	—	—	(125,513)
Unrealized appreciation (depreciation), net	(1,857)	(5,956)	179,516	16,344	(894)	187,153
Ending balance	$867,294	$224,490	$690,278	$593,752	$36,887	$2,412,701
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$(486)	$(67)	$37	$(7)	$2	$(521)
Three months ended March 31, 2021
Beginning balance	$255,283	$79,085	$187,370	$23,219	$—	$544,957
Deconsolidation of funds	(3,065)	—	—	—	—	(3,065)
Transfers into Level III	36,022	305	5	—	—	36,332
Transfers out of Level III	(26,318)	(4,044)	—	—	—	(30,362)
Purchases	177,279	35,071	69,794	128,490	—	410,634
Sales	(14,005)	(3,932)	(215)	—	—	(18,152)
Realized gains (losses), net	1,131	386	—	—	—	1,517
Unrealized appreciation (depreciation), net	2,704	5,676	208	5,313	—	13,901
Ending balance	$429,031	$112,547	$257,162	$157,022	$—	$955,762
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$2,972	$5,717	$219	$5,312	$—	$14,220
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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2022
($ in thousands, except where noted)
The following table sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the consolidated funds’ Level III investments as of March 31, 2022:

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (1)(2)	Range	Weighted Average (3)

Credit-oriented investments:
Communication services	60,892	Discounted cash flow (8)	Discount rate	12% - 14%	13%
	37,527	Recent market information (6)	Quoted prices	Not applicable	Not applicable
	3,497	Recent transaction price (7)	Quoted prices	Not applicable	Not applicable
Consumer discretionary:	26,998	Discounted cash flow (8)	Discount rate	11% - 12%	11%
	5,626	Recent market information (6)	Quoted prices	Not applicable	Not applicable
Energy:	97,658	Discounted cash flow (8)	Discount rate	12% - 22%	14%
	867	Recent market information (6)	Quoted prices	Not applicable	Not applicable
Financials:	36,734	Discounted cash flow (8)	Discount rate	12% - 17%	13%
	47,607	Recent market information (6)	Quoted prices	Not applicable	Not applicable
	8,216	Recent transaction price (7)	Quoted prices	Not applicable	Not applicable
Industrials	108,713	Discounted cash flow (8)	Discount rate	9% - 13%	10%
	3,213	Recent market information (6)	Quoted prices	Not applicable	Not applicable
	30,845	Market approach (value of underlying assets)	Multiple of underlying assets (9)	0.9x - 1.0x	1.0x
Materials:	135,479	Discounted cash flow (8)	Discount rate	9% - 15%	12%
	24,420	Recent transaction price (7)	Quoted prices	Not applicable	Not applicable
Real estate:	269,806	Recent transaction price (7)	Quoted prices	Not applicable	Not applicable
	60,644	Market approach (value of underlying assets)	Multiple of underlying assets (9)	0.7x - 0.9x	0.8x
	24,149	Recent market information (6)	Quoted prices	Not applicable	Not applicable
	48,348	Discounted cash flow (8)	Discount rate	9% - 15%	11%
Other:	49,119	Recent market information (6)	Quoted prices	Not applicable	Not applicable
	11,422	Recent transaction price (7)	Quoted prices	Not applicable	Not applicable
Equity investments:
	397,556	Recent transaction price (7)	Quoted prices	Not applicable	Not applicable
	132,088	Discounted cash flow (8)	Discount rate	0.9% - 24%	13%
	192,358	Market approach (comparable companies) (4)	Revenue multiple (8)	6x - 70x	12x
	67,995	Market approach (comparable companies) (4)	Revenue multiple (8)	0.3x - 11x	2x
	90,308	Recent market information (6)	Quoted prices	Not applicable	Not applicable
	403,729	Market approach (comparable companies) (4)	Multiple of underlying assets (9)	0.9x - 1.0x	1.0x
Real estate-oriented investments:
	33,973	Discounted cash flow (8)	Discount rate	23% - 25%	24%
	2,914	Recent transaction price (7)	Quoted prices	Not applicable	Not applicable
Total Level III investments	2,412,701

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2022
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
March 31, 2022
($ in thousands, except where noted)
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
During the three months ended March 31, 2022 and 2021, there were no changes in the valuation techniques for Level III securities.
7. DERIVATIVES AND HEDGING
The fair value of freestanding derivatives consisted of the following:

	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
As of March 31, 2022
Foreign-currency forward contracts	$318,313	$5,095	$(21,500)	$(407)

As of December 31, 2021
Foreign-currency forward contracts	$324,322	$11,213	$(24,735)	$(536)
Realized and unrealized gains and losses arising from freestanding derivatives were recorded in the condensed consolidated statements of operations as follows:

	Three months ended March 31,
	2022	2021

Investment income	$1,384	$8,915
General and administrative expense (1)	988	3,668
Total gain (loss)	$2,372	$12,583

(1)    To the extent that the Company’s freestanding derivatives are utilized to hedge its foreign-currency exposure to investment income and management fees earned from consolidated funds, the related hedged items are eliminated in consolidation, with the derivative impact (a positive number reflects a reduction in expenses) reflected in consolidated general and administrative expense.
There were no derivatives outstanding that were designated as hedging instruments for accounting purposes as of March 31, 2022 and December 31, 2021.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2022
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
The fair value of derivatives held by the consolidated funds consisted of the following:

	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
As of March 31, 2022
Foreign-currency forward contracts	$381,809	$9,063	$(18,099)	$(1,563)
Total-return and interest-rate and credit default swaps	8,291	718	(182,441)	(37,933)
Options and futures	222,665	2,478	(64)	(36)
Warrants	—	—	—	(7,095)
Total	$612,765	$12,259	$(200,604)	$(46,627)

As of December 31, 2021
Foreign-currency forward contracts	$210,868	$5,062	$(24,845)	$(886)
Total-return and interest-rate and credit default swaps	13,727	1,162	(27,254)	(4,335)
Options and futures	213,575	509	—	—
Warrants	—	—	—	(6,626)
Total	$438,170	$6,733	$(52,099)	$(11,847)

The impact of derivatives held by the consolidated funds in the consolidated statements of operations was as follows:

	Three months ended March 31,
	2022		2021
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Foreign-currency forward contracts	$956	$2,928	$(1,373)	$2,706
Total-return and interest-rate and credit default swaps	(3,984)	(32,833)	—	(34)
Options and futures	5,973	1,983	522	199
Warrants	—	858	—	938
Total	$2,945	$(27,064)	$(851)	$3,809

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2022
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

	Gross Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of March 31, 2022		Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Foreign-currency forward contracts	$5,095	$407	$—	$4,688
Derivative assets of consolidated funds:
Foreign-currency forward contracts	9,063	—	—	9,063
Total-return and interest-rate and credit default swaps	718	—	—	718
Options and futures	2,478	—	—	2,478
Subtotal	12,259	—	—	12,259
Total	$17,354	$407	$—	$16,947

Derivative Liabilities:
Foreign-currency forward contracts	$(407)	$(407)	$—	$—
Derivative liabilities of consolidated funds:
Foreign-currency forward contracts	(1,563)	—	—	(1,563)
Total-return and interest-rate and credit default swaps	(37,933)	—	—	(37,933)
Options and futures	(36)	—	—	(36)
Warrants	(6,626)	—	—	(6,626)
Subtotal	(46,158)	—	—	(46,158)
Total	$(46,565)	$(407)	$—	$(46,158)

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2022
($ in thousands, except where noted)

	Gross Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of December 31, 2021		Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Foreign-currency forward contracts	$11,213	$404	$—	$10,809
Derivative assets of consolidated funds:
Foreign-currency forward contracts	5,062	—	—	5,062
Total-return and interest-rate and credit default swaps	1,162	—	—	1,162
Options and futures	509	—	—	509
Subtotal	6,733	—	—	6,733
Total	$17,946	$404	$—	$17,542

Derivative Liabilities:
Foreign-currency forward contracts	$(536)	$(404)	$—	$(132)
Derivative liabilities of consolidated funds:
Foreign-currency forward contracts	(886)	—	—	(886)
Total-return and interest-rate and credit default swaps	(4,335)	—	—	(4,335)
Warrants	(6,626)	—		(6,626)
Subtotal	(11,847)	—	—	(11,847)
Total	$(12,383)	$(404)	$—	$(11,979)

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2022
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
On May 20, 2020, OCM entered into a note and guaranty agreement with certain accredited investors pursuant to which OCM agreed to issue and sell to such investors $250 million of senior unsecured notes that bear a blended 3.68% fixed rate of interest and a weighted average maturity of 2031. These notes are guaranteed by Oaktree Capital I, a consolidated subsidiary of the Company, along with Oaktree Capital II and Oaktree AIF, as co-obligors. The offering closed on July 22, 2020 and OCM received proceeds of $250 million on the closing date. As OCM is the issuer of such senior notes, the outstanding principal and interest payments guaranteed by Oaktree Capital I will not be included in the Company’s financial statements unless an event of default occurs.
Oaktree Capital I, along with certain other Oaktree Operating Group members as co-borrowers, are parties to a credit agreement with a subsidiary of Brookfield that provides for a subordinated credit facility maturing on May 19, 2023. The subordinated credit facility has a revolving loan commitment of $250 million and borrowings generally bear interest at a spread to either LIBOR or an alternative base rate. Borrowings on the subordinated credit facility are subordinate to the outstanding debt obligations and borrowings on the primary credit facility of Oaktree Capital I and its co-borrowers. Oaktree Capital I is jointly and severally liable, along with its co-obligors for outstanding borrowings on the subordinated credit facility. For reasons set forth in the preceding paragraph, the Company’s financial statements generally will not reflect debt obligations, interest expense or related liabilities associated with its operating subsidiaries until such time as Oaktree Capital I directly borrows from the subordinated credit facility. In March 2022, this credit facility was amended to extend the revolving credit maturity date from May 19, 2023 to September 14, 2026. No amounts were outstanding on the subordinated credit facility as of March 31, 2022.
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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2022
($ in thousands, except where noted)
As of March 31, 2022, Oaktree Capital I is jointly and severally liable, along with its co-obligors, for the debt obligations listed below with an aggregate outstanding principal balance of $1,050 million. The Company’s maximum exposure to these debt obligations is set forth below:

	As of
	March 31, 2022	December 31, 2021
Senior unsecured notes
$50,000, 3.91%, issued in September 2014, payable on September 3, 2024	$50,000	50,000
$100,000, 4.01%, issued in September 2014, payable on September 3, 2026	100,000	100,000
$100,000, 4.21%, issued in September 2014, payable on September 3, 2029	100,000	100,000
$100,000, 3.69%, issued in July 2016, payable on July 12, 2031	100,000	100,000
$250,000, 3.78%, issued in December 2017, payable on December 18, 2032	250,000	250,000
$200,000, 3.64%, issued in July 2020, payable on July 22, 2030	200,000	200,000
$50,000, 3.84%, issued in July 2020, payable on July 22, 2035	50,000	50,000
$200,000, 3.06%, issued in January 2022, payable on January 12, 2037	200,000	—
Credit facility, issued in March 2014, variable rate obligations payable on September 14, 2026	—	55,000
Total remaining principal	$1,050,000	$905,000
On December 13, 2019, Oaktree’s credit facility was amended to increase the credit limit from $500 million to $650 million. The credit facility generally bear interest at a spread to either LIBOR or an alternative base rate. Based on the current credit ratings of OCM, the interest rate on borrowings is LIBOR plus 1.00% per annum and the commitment fee on the unused portions of the revolving credit facility is 0.10% per annum. The credit agreement contains customary financial covenants and restrictions, including ones regarding a maximum leverage ratio and a minimum required level of assets under management (as defined in the credit agreement, as amended above). Oaktree’s credit facility was further amended on September 14, 2021 to among other things, (i) extend the maturity date from December 13, 2024 to September 14, 2026, (ii) modify the assets under management covenant threshold from $65 billion of assets under management to $57.5 billion of management-fee generating assets under management and (iii) increase the maximum leverage ratio to 4.00 to 1.00. As of March 31, 2022, OCM had no outstanding borrowings under the revolving credit facility. OCM and the Company were in compliance with all financial maintenance covenants associated with its senior notes and bank credit facility as of March 31, 2022 and December 31, 2021, respectively.

On March 30, 2022, Oaktree Capital I entered into a note and guaranty agreement with certain accredited investors pursuant to which Oaktree Capital I agreed to issue and sell to such investors €50 million of its 2.20% Senior Notes, Series A, due 2032, €75 million of its 2.40% Senior Notes, Series B, due 2034, and €75 million of its 2.58% Senior Notes, Series C, due 2037. These notes are senior unsecured obligations of Oaktree Capital I, a consolidated subsidiary of the Company, and jointly and severally guaranteed by OCM, Oaktree Capital II and Oaktree AIF. The issuance and funding of these notes are subject to customary closing conditions and are expected to occur on or before June 8, 2022.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2022
($ in thousands, except where noted)
Debt Obligations of the Consolidated Funds
Certain consolidated funds may maintain revolving credit facilities that are secured by the assets of the fund or may issue senior variable rate notes to fund investments on a longer term basis, generally up to ten years. The obligations of the consolidated funds are nonrecourse to the Company.
The consolidated funds had the following debt obligations outstanding:

	Outstanding Amount as of		Key terms as of March 31, 2022
Credit Agreement	March 31, 2022	December 31, 2021	Facility Capacity	Effective Interest Rate	Weighted Average Remaining Maturity (years)	Commitment Fee Rate	L/C Fee
Revolving credit facility (1)	$1,154,030	$1,119,178	$1,319,030	2.09%	0.4	0.25%	N/A
Secured borrowings	$—	$12,740
Total debt obligations	$1,154,030	$1,131,918
Less: Debt issuance costs	(1,458)	(2,552)
Total debt obligations, net (2)	$2,306,602	$2,261,284

(1)    The credit facility capacity is calculated on a pro rata basis using fund commitments as of March 31, 2022.
(2)    For the revolving credit facilities, amount is shown net of debt issuance costs of $1,458 and $2,552 that are included in other assets, net at March 31, 2022 and December 31, 2021.
As of March 31, 2022 and December 31, 2021, the consolidated funds had debt obligations with an aggregate outstanding principal balance of $1.2 billion and $1.1 billion, respectively. The carrying value of the revolving credit facilities approximated fair value due to recent issuance. Secured borrowing outstanding were recorded as a result of certain securities that were sold and simultaneously repurchased at a premium, with amounts payable to the counterparty due on the repurchase settlement date. Financial instruments that are valued using quoted prices for the security or similar securities are generally classified as Level III because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities, or may require adjustment for investment-specific factors or restrictions.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2022
($ in thousands, except where noted)
Debt Obligations of CLOs
Debt obligations of CLOs represent amounts due to holders of debt securities issued by the CLOs, as well as term loans of CLOs that had not priced as of period end. Outstanding debt obligations of CLOs were as follows:

	As of March 31, 2022			As of December 31, 2021
	Fair Value (1)	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)	Fair Value (1)	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)
Senior secured notes	$7,649,601	1.85%	11.0	$7,472,521	1.75%	11.0
Subordinated notes (2)	322,504	N/A	11.5	333,742	N/A	11.2
Total CLO debt obligations	$7,972,105			$7,806,263

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
The debt obligations of CLOs are nonrecourse to the Company and are backed by the investments held by the respective CLO. Assets of one CLO may not be used to satisfy the liabilities of another. As of March 31, 2022 and December 31, 2021, the fair value of CLO assets was $8.5 billion and $9.1 billion, respectively, and consisted of cash, corporate loans, corporate bonds and other securities.
The fair value of the Company’s CLO beneficial interests held at March 31, 2022 was calculated using a discounted cash flow model specific to each investment structure. The significant valuation inputs, including the input range and weighted average rate, are as follows:

Valuation Input	Low	High	Weighted Average Rate

Discount rates	11.0%	18.0%	14.0%
Constant default rates	2.0%	2.0%	2.0%
Recovery rates	65.0%	70.0%	67.9%
As of March 31, 2022, future scheduled principal or par value payments with respect to the debt obligations of CLOs were as follows:

Remainder of 2022	$119,744
2023	—
2024	—
2025	—
2026	—
Thereafter	8,045,176
Total	$8,164,920

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2022
($ in thousands, except where noted)
9. LEASES
The Company has operating leases related to office space and certain equipment with remaining lease terms expiring within one year through 2031, some of which include options to extend the leases for up to five years and some of which include options to terminate the leases within one year. As of March 31, 2022, there were no finance leases outstanding and no additional operating leases that have not yet commenced.
The components of lease expense included in general and administrative expense were as follows:

	Three months ended March 31,
	2022	2021

Operating lease cost	$1,779	$2,005
Sublease income	(13)	(102)
Total lease cost	$1,766	$1,903

Supplemental cash flow information related to leases was as follows:

Three months ended March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$1,603
Weighted average remaining lease term for operating leases (in years)	8.9
Weighted average discount rate for operating leases	4.4%
As of March 31, 2022, maturities of operating lease liabilities were as follows:

Remainder of 2022	$4,834
2023	5,686
2024	4,655
2025	4,510
2026	4,510
Thereafter	20,779
Total lease payments	44,974
Less: imputed interest	(7,606)
Total operating lease liabilities	$37,368

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2022
($ in thousands, except where noted)
10. NON-CONTROLLING REDEEMABLE INTERESTS IN CONSOLIDATED FUNDS
The following table sets forth a summary of changes in the non-controlling redeemable interests in the consolidated funds. Dividends reinvested and in-kind contributions or distributions are non-cash in nature and have been presented on a gross basis in the table below.

	Three months ended March 31,
	2022	2021

Beginning balance	$1,723,294	$715,347
Deconsolidation of funds	—	(192,837)
Contributions	533,419	256,391
Distributions	(89,928)	(22,582)
Net income	98,943	51,305
Change in distributions payable	(3)	10,073
Foreign currency translation and other, net	1,216	(12,676)
Ending balance	$2,266,941	$805,021
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
As of March 31, 2022 and December 31, 2021, OCGH units represented 60,779,066 of the total 159,915,686 Oaktree Operating Group units and 60,783,255 of the total 159,919,875 Oaktree Operating Group units, respectively. Based on total allocable capital of $1,408,530 and $1,565,119 as of March 31, 2022 and December 31, 2021, respectively, the OCGH non-controlling interest was $538,305 and $612,228. As of March 31, 2022 and December 31, 2021, there were no non-controlling interests attributable to third parties.
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
March 31, 2022
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
The following table sets forth a summary of net income attributable to the preferred unitholders, the OCGH non-controlling interest and the Class A common unitholders:

	Three months ended March 31,
	2022	2021
Weighted average Oaktree Operating Group units outstanding (in thousands):
OCGH non-controlling interest	60,779	61,342
Class A unitholders	99,137	98,708
Total weighted average units outstanding	159,916	160,050
Oaktree Operating Group net income (loss):
Net income attributable to preferred unitholders (1)	$6,829	$6,829
Net income (loss) attributable to OCGH non-controlling interest	(3,002)	164,635
Net income (loss) attributable to OCG Class A unitholders	(7,849)	264,917
Oaktree Operating Group net income (loss)	$(4,022)	$436,381
Net income (loss) attributable to OCG Class A unitholders:
Oaktree Operating Group net income (loss) attributable to OCG Class A unitholders	$(7,849)	$264,917
Non-Operating Group income and expense	18,702	13,802
Net income attributable to OCG Class A unitholders	$10,853	$278,719

(1)    Represents distributions declared, if any, on the preferred units.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2022
($ in thousands, except where noted)
The change in the Company’s ownership interest in the Oaktree Operating Group is set forth below:

	Three months ended March 31,
	2022	2021

Net income attributable to OCG Class A unitholders	$10,853	$278,719
Equity reallocation between controlling and non-controlling interests	14,275	3,678
Change from net income attributable to OCG Class A unitholders and transfers from non-controlling interests	$25,128	$282,397
Please see notes 11, 12 and 13 for additional information regarding transactions that impacted unitholders’ capital.
12. EARNINGS PER UNIT
The computation of net income (loss) per Class A unit is set forth below:

	Three months ended March 31,
	2022	2021
	(in thousands, except per unit amounts)
Net income per Class A unit (basic and diluted):
Net income attributable to OCG Class A unitholders	$10,853	$278,719
Weighted average number of Class A units outstanding (basic and diluted)	99,137	98,708
Basic and diluted net income per Class A unit	$0.11	$2.82
Subsequent to the Mergers, OCGH units are not exchangeable into Class A units. As the restrictions set forth in the then-current exchange agreement were in place for each applicable reporting period, OCGH units were not included in the computation of diluted earnings per unit for the three months ended March 31, 2022 and 2021.
Certain compensation arrangements include performance-based awards that could result in the issuance of OCGH units, which would vest over periods of four to ten years from date of issuance. As of and for three months ended March 31, 2022 and 2021, no OCGH units were considered issuable under the terms of these arrangements; consequently, no contingently issuable units were included in the computation of diluted earnings per unit for those periods.
13. EQUITY-BASED AND OTHER DEFERRED COMPENSATION
Long-Term Incentive Plan Awards
In March 2020 the Company adopted the Oaktree Capital Group, LLC Long-Term Incentive Plan (the “LTIP”). The LTIP provides for the granting of cash-based incentive awards to senior executives, directors, officers, partners, employees, consultants and advisors of the Company and its affiliates. Awards may be denominated in U.S. dollars or other currencies determined by the LTIP’s plan administrator. The unvested value of each LTIP award adjusts over its vesting period to track the performance of a fund designated by the plan administrator or by the award recipient from investment options selected by the plan administrator. Investment options may include funds managed by Company affiliates or by third parties. Awards do not represent an actual interest in the funds whose performance they track. Such fund investments are purely nominal and solely for the purpose of calculating the value of an award on each vesting or payment date. Awards under the LTIP represent only a contractual right to receive a cash payment upon vesting from the Company or the affiliate that issued the award. Awards tracking the performance of funds that make periodic distributions to their investors may provide for award recipients to receive corresponding payments from the Company or the affiliate issuing the award, with the remaining unvested value of the award reduced to reflect the amount of each such payment. Each payment under an award is fully vested upon receipt. Awards denominated in currencies other than U.S. dollars which track the performance of U.S. dollar-

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2022
($ in thousands, except where noted)
denominated funds are nominally converted into U.S. dollars for performance tracking purposes, with amounts payable under the awards converted back into the original currency at a market rate at the time of each vesting payment. Certain recipients of awards denominated in currencies other than U.S. dollars which track the performance of U.S. dollar-denominated funds receive the option to hedge the value of their awards to a currency other than U.S. dollars. All such currency hedges are calculated on a purely hypothetical basis and do not represent a right to participate in actual currency hedging contracts.
During the three months ended March 31, 2022, the Company granted LTIP awards valued at $13.6 million to employees, partners and directors of the Company and its subsidiaries, subject to annual vesting over a weighted average period of approximately 4.0 years. As of March 31, 2022, the Company expected to recognize compensation expense on its unvested LTIP awards of $40.2 million, subject to adjustment based on future performance, over a weighted average period of 2.8 years. During three months ended March 31, 2022, the Company recognized $4.6 million of compensation expense related to the LTIP, which was included in compensation and benefits expense in the condensed consolidated statement of operations.
Equity-Based Compensation
In December 2011, the Company adopted the 2011 Oaktree Capital Group, LLC Equity Incentive Plan (the “2011 Plan”). The 2011 Plan provides for the granting of options, unit appreciation rights, restricted unit awards, unit bonus awards, phantom equity awards or other unit-based awards to senior executives, directors, officers, certain employees, consultants, and advisors of the Company and its affiliates. As of March 31, 2022, a maximum of 23,988,048 units have been authorized to be awarded pursuant to the 2011 Plan, and 15,705,531 units have been awarded under the 2011 Plan. Each Class A and OCGH unit, when issued, represented an indirect interest in one Oaktree Operating Group unit. Total vested and unvested Converted OCGH Units, OCGH units and Class A units issued and outstanding were 159,915,686 as of March 31, 2022.
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
March 31, 2022
($ in thousands, except where noted)
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
OCGH Unit Awards
The Company did not grant any OCGH units during the three months ended March 31, 2022. As of March 31, 2022, the Company expected to recognize compensation expense on its unvested OCGH unit and Converted OCGH unit awards of $15.3 million over a weighted average period of 3.8 years. With respect to forfeitures, the Company made an accounting policy election to account for forfeitures when they occur. Accordingly, no forfeitures have been assumed in the calculation of compensation expense.
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
March 31, 2022
($ in thousands, except where noted)
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
Through 2021, Converted OCGH Units could have been exchanged at $49.00 per unit, less the amount of any capital distributions received upon vesting. Thereafter, any such Converted OCGH Units is valued using the same methodology applied to all other OCGH units.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2022
($ in thousands, except where noted)
A summary of the status of the Company’s unvested Converted OCGH units and other OCGH unit awards and changes for the period presented are set forth below (actual dollars per unit):

	Converted OCGH Units (1)		OCGH Units
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value

Balance as of December 31, 2021 (2)	277,464	$46.79	338,530	$37.64
Vested	(137,875)	45.38	(135,723)	31.01
Forfeited	(1,723)	49.52	—	—
Balance as of March 31, 2022	137,866	$48.20	202,807	$42.07

(1)    Upon completion of the Merger, each unvested Class A Unit held by current, or in certain cases former, employees, officers and directors of Oaktree and its subsidiaries was converted into one unvested OCGH Unit (each, a “Converted OCGH Unit”) and thereafter became subject to the terms and conditions of the OCGH limited partnership agreement. The Converted OCGH Units (i) are subject to the same vesting terms that were applicable to such units prior to the completion of the Merger, (ii) are entitled to receive ongoing distributions in respect of earnings, but not capital distributions and (iii) upon vesting, receive the accumulated value of capital distributions that accrued while such units were unvested. Through 2021, Converted OCGH Units were valued at $49.00 per unit, less the amount of any capital distributions received upon vesting.
(2)    Effective with the Restructuring, compensation related to unvested equity awards granted for service provided by employees of OCM is no longer included in these condensed consolidated financial statements.

Equity Value Units
OCGH equity value units (“EVUs”) represent special limited partnership units in OCGH that entitle the holder the right to receive special distributions that will be settled in OCGH units, based on value created during a specified period in excess of a fixed “Base Value.” The value created is measured on a per unit basis, based on the appreciation of the OCGH units (before the Merger, the Class A units) and certain components of quarterly distributions with respect to OCGH units over the period beginning on January 1, 2015 and ending on each of December 31, 2019, December 31, 2020 and December 31, 2021, with one-third of the EVUs recapitalizing on each such date. No OCGH units were issued as a result of the recapitalizations. EVUs also give the holder the right, subject to service vesting and Oaktree performance relative to the accreting Base Value, to receive certain quarterly distributions from OCGH. EVUs do not entitle the holder to any voting rights.
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
March 31, 2022
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
Incentive Income
In addition to the incentive income recognized by the Company, certain of its funds have amounts recorded as potentially allocable to the Company as its share of potential future incentive income, based on each fund’s net asset value. Inasmuch as this incentive income is contingent upon future investment activity and other factors, it is not recognized by the Company as revenue until it is probable that a significant reversal will not occur. As of March 31, 2022 and December 31, 2021, respectively, the aggregate of such amounts recorded at the fund level in excess of incentive income recognized by the Company was $1,666,346 and $1,668,839, for which related direct incentive income compensation expense was estimated to be $865,529 and $868,408, respectively.
Commitments to Funds
As of March 31, 2022 and December 31, 2021, the Company, generally in its capacity as general partner, had undrawn capital commitments of $288.4 million and $325.8 million, respectively, including commitments to both unconsolidated and consolidated funds. Additionally, as of March 31, 2022, the Company had undrawn capital commitments of $412.5 million in its capacity as a limited partner in Opps XI (as defined in note 16).
Investment Commitments of the Consolidated Funds
Certain of the consolidated funds are parties to credit arrangements that provide for the issuance of letters of credit and/or revolving loans, which may require the particular fund to extend loans to investee companies. The consolidated funds use the same investment criteria in making these commitments as they do for investments that are included in the condensed consolidated statements of financial condition. The unfunded liability associated with these credit arrangements is equal to the amount by which the contractual loan commitment exceeds the sum of funded debt and cash held in escrow, if any. As of March 31, 2022 and December 31, 2021, the consolidated funds had potential aggregate commitments of $14.6 million and $13.5 million, respectively. These commitments are expected to be funded by the funds’ cash balances, proceeds from asset sales or drawdowns against existing capital commitments.
A consolidated fund may agree to guarantee the repayment obligations of certain investee companies. As of March 31, 2022 and December 31, 2021, there were no guaranteed amounts under such arrangements.
Certain consolidated funds are investment companies that are required to disclose financial support provided or contractually required to be provided to any of their portfolio companies. During the three months ended March 31, 2022, the consolidated funds did not provide any financial support to portfolio companies.
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
March 31, 2022
($ in thousands, except where noted)
analysis. The carrying value of amounts due from affiliates approximated fair value due to their short-term nature or because their weighted average interest rate approximated the Company’s cost of debt.

	As of
	March 31, 2022	December 31, 2021
Due from affiliates:
Loans to affiliates and employees	$—	$44,088
Amounts due from unconsolidated funds	2,507	2,829
Management fees and incentive income due from unconsolidated funds and affiliates	39,208	289,795
Receivable from unconsolidated entities	25,419	36,001
Non-interest bearing advances made to certain non-controlling interest holders and employees	142	148
Total due from affiliates	$67,276	$372,861
Due to affiliates:
Amounts due to unconsolidated entities	$9,049	$4,198
Amounts due to senior executives, certain non-controlling interest holders and employees	—	—
Total due to affiliates	$9,049	$4,198
Loans To Affiliates and Employees
Loans primarily consist of interest-bearing loans made to affiliates and interest-bearing loans made to certain Oaktree employees to facilitate their investment in Oaktree funds or to meet tax obligations related to vesting of equity awards.
On May 7, 2021 the Company, through its consolidated subsidiary Oaktree Capital I, L.P, entered into two revolving line of credit notes with Oaktree Capital Management, L.P., one as a borrower and the other as a lender. Both revolving line of credit notes allow for outstanding principal amounts not to exceed $250.0 million and mature on May 7, 2024. As of March 31, 2022, Oaktree Capital Management, L.P. had no borrowings outstanding from the Company through Oaktree Capital I, L.P, and the Company generated interest income of $9 and $52 for the three months ended March 31, 2022 and March 31, 2021, respectively.
The employee loans, which are generally recourse to the borrower or secured by vested equity and other collateral, typically bear interest at the Company’s cost of debt. As of March 31, 2022 and December 31, 2021, there were no Company loans to employees.
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
Revenues Earned From Oaktree Funds
In aggregate, management fees and incentive income earned from unconsolidated Oaktree funds totaled $5.4 million and $553.0 million for the three months ended March 31, 2022 and 2021, respectively.
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
March 31, 2022
($ in thousands, except where noted)
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
The Company incurred administrative services expense of $0.2 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, no amounts and $0.2 million, respectively were included in “Due to affiliates” in the condensed consolidated statements of financial condition.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2022
($ in thousands, except where noted)
Subordinated Credit Facility
Oaktree Capital I, along with certain other Oaktree Operating Group members as co-borrowers, are parties to a credit agreement with a subsidiary of Brookfield that provides for a subordinated credit facility maturing on May 19, 2023. The subordinated credit facility has a revolving loan commitment of $250 million and borrowings generally bear interest at a spread to either LIBOR or an alternative base rate. Borrowings on the subordinated credit facility are subordinate to the outstanding debt obligations and borrowings on the primary credit facility of Oaktree Capital I and its co-borrowers as detailed in note 8. Oaktree Capital I is jointly and severally liable, along with its co-obligors for outstanding borrowings on the subordinated credit facility. As set forth in note 8, the Company’s financial statements generally will not reflect debt obligations, interest expense or related liabilities associated with its operating subsidiaries until such time as Oaktree Capital I directly borrows from the subordinated credit facility. In March 2022, this credit facility was amended to extend the revolving credit maturity date from May 19, 2023 to September 14, 2026. No amounts were outstanding on the subordinated credit facility as of March 31, 2022.
Investment in Oaktree Opportunities Fund XI
The Company has subscribed for a limited partner interest in, and made a capital commitment of, $750 million to Oaktree Opportunities Fund XI, L.P., a parallel investment vehicle thereof or a feeder fund in respect of one of the foregoing (such limited partner interest, the “Opps XI Investment” and such fund entities collectively, “Opps XI”). In order to make the Opps XI Investment, the Company’s sole Class A unitholder, or one of its affiliates, will contribute cash as a capital contribution (the “Opps XI Investment Cash”) as and to the extent required to satisfy the Company’s obligations to Opps XI. The Company will use the Opps XI Investment Cash solely to fund the Opps XI Investment and satisfy its obligations in respect of Opps XI and distributions from the Opps XI Investment are intended for the benefit of the Class A unitholder, subject to applicable law. The Company’s preferred unitholders should not rely on distributions received by the Company in respect of the Company’s Opps XI Investment for payment of dividends or redemption of the preferred units. During the three months ended March 31, 2022, the Company funded $112.5 million of its capital commitment. As of March 31, 2022, the Company has funded in the aggregate $338 million of the $750 million capital commitment.
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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2022
($ in thousands, except where noted)
18. SUBSEQUENT EVENTS
Class A Unit Distributions
A distribution of $0.27 per Class A unit was paid on May 10, 2022 to holders of record at the close of business on April 30, 2022.
Preferred Unit Distributions
A distribution of $0.414063 per Series A preferred unit will be paid on June 15, 2022 to Series A preferred unitholders of record at the close of business on June 1, 2022.
A distribution of $0.409375 per Series B preferred unit will be paid on June 15, 2022 to Series B preferred unitholders of record at the close of business on June 1, 2022.

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
Prolonged difficult market and economic conditions and uncertainty caused by COVID-19 will adversely impact the valuations of Oaktree’s and its funds’ investments, particularly if the value of an investment is determined in whole or in part by reference to public equity, public debt, or private debt markets. However, while any market dislocation caused by COVID-19 will adversely impact the value of Oaktree’s and its funds’ investments, the increased volatility in the financial markets may also present attractive investment opportunities for certain Oaktree investment strategies. Currently, we are unaware of any material risk to the stability of our condensed consolidated financial statements caused by any COVID-19 uncertainties or the materiality of any effect such uncertainties may have on our business and operations. Please see “Item 1A. Risk Factors— The coronavirus pandemic has significantly disrupted economic conditions and may adversely affect our operations, business, financial performance and operating results" within Oaktree’s annual report.
The ongoing Russia-Ukraine conflict, including global sanctions being imposed on Russia, will create continued uncertainty and volatility in the global financial markets and economy and, as a result, may adversely impact Oaktree’s business and its funds’ and their respective portfolio companies’ business. As of the date of this filing, we are not aware of any material risk to the stability of our condensed consolidated financial statements caused by the Russia-Ukraine conflict or the materiality of any effect such uncertainties may have on our business and operations.
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
We do not consolidate most of the Oaktree funds that are VIEs because we are not the primary beneficiary due to the fact that our fee arrangements are considered at-market and thus not deemed to be variable interests, and we do not hold any other interests in those funds that are considered to be more than insignificant. However, investment vehicles in which we have a significant investment, such as CLOs and certain Oaktree funds, are consolidated (“consolidated funds”). When a CLO or fund is consolidated, we reflect the assets, liabilities, revenues, expenses and cash flows of the consolidated funds on a gross basis, and the majority of the economic interests in those consolidated funds, which are held by third-party investors, are reflected as debt obligations of CLOs or non-controlling redeemable interests in consolidated funds in the condensed consolidated financial statements. All of the revenues earned by us as investment manager of the consolidated funds are eliminated in consolidation. However, because the eliminated amounts are earned from and funded by third-party investors, the consolidation of a fund does not impact net income or loss attributable to us.
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

GAAP Consolidated Results of Operations
The following table sets forth our unaudited condensed consolidated statements of operations:

	Three months ended March 31,
	2022	2021
	(in thousands, except per unit data)
Revenues:
Management fees	$60,431	$56,326
Incentive income	2,599	551,425
Total revenues	63,030	607,751
Expenses:
Compensation and benefits	(44,089)	(41,247)
Equity-based compensation	(1,497)	(3,403)
Incentive income compensation	(4,957)	(265,930)
Total compensation and benefits expense	(50,543)	(310,580)
General and administrative	(5,038)	(4,945)
Depreciation and amortization	(583)	(579)
Consolidated fund expenses	(24,802)	(10,834)
Total expenses	(80,966)	(326,938)
Other income (loss):
Interest expense	(39,191)	(36,876)
Interest and dividend income	123,572	88,444
Net realized gain (loss) on consolidated funds’ investments	(89,225)	6,044
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	128,359	53,868
Investment income	11,741	113,239
Other income, net	—	19
Total other income	135,256	224,738
Income before income taxes	117,320	505,551
Income taxes	(3,697)	(2,270)
Net income	113,623	503,281
Less:
Net income attributable to non-controlling interests in consolidated funds	(98,943)	(51,305)
Net (income) loss attributable to non-controlling interests in consolidated subsidiaries	3,002	(166,428)
Net income attributable to OCG	17,682	285,548
Net income attributable to preferred unitholders	(6,829)	(6,829)
Net income attributable to OCG Class A unitholders	$10,853	$278,719

Distributions declared per Class A unit	$0.97	$1.07
Net income per Class A unit (basic and diluted):
Net income per Class A unit	$0.11	$2.82
Weighted average number of Class A units outstanding	99,137	98,708

First Quarter Ended March 31, 2022 Compared to the First Quarter Ended March 31, 2021
Revenues
Management Fees
Management fees increased $4.1 million, or 7.3%, to $60.4 million for the first quarter of 2022, from $56.3 million for the first quarter of 2021. The increase was primarily due to sub-advisory fees earned, reflecting both growth of Oaktree’s business operations and its impact to the sub-advisory fees we earn from these arrangements.
Incentive Income
Incentive income decreased $548.8 million to $2.6 million for the first quarter of 2022, from $551.4 million for the first quarter of 2021. The decrease in incentive income was primarily due to limited distributions from closed-end funds that were paying incentive income in 2022, while 2021 benefited from large distributions from Private Equity closed-end funds that were paying incentive income and the deconsolidation of a SPAC in 2021.
Expenses
Compensation and Benefits
Compensation and benefits expense increased $2.9 million, or 7.0%, to $44.1 million for the first quarter of 2022, from $41.2 million for the first quarter of 2021. The increase in compensation and benefits expense was primarily due to the increased value of phantom equity awards and headcount growth.
Equity-based Compensation
Equity-based compensation expense decreased $1.9 million, or 55.9%, to $1.5 million for the first quarter of 2022, from $3.4 million for the first quarter of 2021, reflecting that beginning in 2020, deferred compensation is primarily paid in Long-Term Incentive Plan awards rather than equity-based awards.
Incentive Income Compensation
Incentive income compensation expense decreased $260.9 million to $5.0 million for the first quarter of 2022, from $265.9 million for the first quarter of 2021, primarily reflecting the decrease in incentive income.
General and Administrative
General and administrative expense increased $0.1 million, or 2.0%, to $5.0 million for the first quarter of 2022, from $4.9 million for the first quarter of 2021, primarily driven by growth of Oaktree’s business operations.
Depreciation and Amortization
Depreciation and amortization expense was $0.6 million and $0.6 million for the first quarter of 2022 and 2021, respectively.
Consolidated Fund Expenses
Consolidated fund expenses increased $14.0 million, or 129.6%, to $24.8 million for the first quarter of 2022, from $10.8 million for the first quarter of 2021. The increase reflects the impact of general costs incurred by our consolidated funds and changes to the funds that were consolidated during the first quarter of 2022.
Other Income (Loss)
Interest Expense
Interest expense increased $2.3 million, or 6.2%, to $39.2 million for the first quarter of 2022, from $36.9 million for the first quarter of 2021. The increase was primarily attributable to additional CLO issuances and increased debt outstanding by our consolidated funds, primarily Opps XI.
Interest and Dividend Income
Interest and dividend income increased $35.2 million, or 39.8%, to $123.6 million for the first quarter of 2022, from $88.4 million for the first quarter of 2021. The increase was primarily attributable to our consolidated funds.

Net Realized Gain (Loss) on Consolidated Funds’ Investments
Net realized gain (loss) on consolidated funds’ investments decreased $95.2 million, to a loss of $89.2 million for the first quarter of 2022, from a gain of $6.0 million for the first quarter of 2021. The net realized loss during the first quarter of 2022 reflects our consolidated funds’ performance on investments sold and is primarily due to realized losses on our Real Assets investments.
Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments increased $74.5 million, to a gain of $128.4 million for the first quarter of 2022, from a gain of $53.9 million for the first quarter of 2021. Excluding the impact of the reversal of net realized gain (loss) on consolidated funds’ investments, the net change in unrealized appreciation (depreciation) on consolidated funds’ investments decreased $20.8 million, to a net gain of $39.1 million for the first quarter of 2022, from a net gain of $59.9 million for the first quarter of 2021, primarily resulting from our CLOs, partially offset by our investment in Opps XI and our Real Assets investments.
Investment Income
Investment income decreased $101.5 million, or 89.7%, to $11.7 million for the first quarter of 2022, from $113.2 million for the first quarter of 2021. The decrease primarily reflected lower returns on our Private Equity investments.
Income Taxes
Income taxes increased $1.4 million, or 60.9%, to $3.7 million for the first quarter of 2022, from $2.3 million for the first quarter of 2021. The increase primarily reflected higher taxable net income attributable to our operations outside of the United States during the first quarter of 2022. Please see the Income Taxes section of “—Understanding Our Results—Consolidation of Oaktree Funds” for details.
Net Income Attributable to Non-controlling Interests in Consolidated Funds
Net income attributable to non-controlling interests in consolidated funds increased $47.6 million, to net income of $98.9 million for the first quarter of 2022, from net income of $51.3 million for the first quarter of 2021. The increase reflected our consolidated funds’ performance attributable to third-party investors in each period. These effects are described in more detail under “—Other Income (Loss)” above.
Net Income (Loss) Attributable to Oaktree Capital Group, LLC Class A Unitholders
Net income attributable to Oaktree Capital Group, LLC Class A unitholders decreased $267.8 million, or (96.1)%, to $10.9 million for the first quarter of 2022, from $278.7 million for the first quarter of 2021, primarily reflecting lower net incentive income.

Operating Metrics
We monitor certain operating metrics that we believe provide important data regarding our business. These operating metrics include incentive-creating AUM, incentives created (fund level), and accrued incentives (fund level).
Incentive-creating AUM
Our incentive-creating AUM is set forth below and includes only incentive-creating AUM generated by our indirect subsidiaries, Oaktree Capital I and OCM Cayman for the periods ended March 31, 2022 and December 31, 2021. Incentive-creating AUM does not include undrawn capital commitments and is set forth below:

	As of
	March 31, 2022	December 31, 2021	March 31, 2021
Incentive-creating AUM:	(in millions)
Closed-end funds	$40,356	$36,726	$30,982
Evergreen funds	4,239	4,219	4,079
Total	$44,595	$40,945	$35,061
First Quarter Ended March 31, 2022
Incentive-creating AUM increased $3.7 billion, or 9.0%, to $44.6 billion as of March 31, 2022, from $40.9 billion as of December 31, 2021. This increase reflected $2.1 billion of market-value appreciation, inclusive of the impact of foreign currency fluctuations, and $1.6 billion of drawdowns, net of distributions in the first quarter of 2022.
Accrued Incentives (Fund Level) and Incentives Created (Fund Level)
Accrued incentives (fund level), gross and net of incentive income compensation expense, as well as changes in accrued incentives (fund level), are set forth below.

	As of or for the Three Months Ended March 31,
	2022	2021
Accrued Incentives (Fund Level):	(in thousands)
Beginning balance	$1,668,838	$1,314,443
Incentives created (fund level):
Closed-end funds	157,081	796,559
Evergreen funds	6,689	23,557
Total incentives created (fund level)	163,770	820,116
Less: incentive income recognized by us	(166,263)	(593,911)
Ending balance	$1,666,345	$1,540,648
Accrued incentives (fund level), net of associated incentive income compensation expense	$800,817	$715,450
As of March 31, 2022 and 2021, the portion of net accrued incentives (fund level) represented by funds that were currently paying incentives was $29.2 million (or 3.6%) and $115.7 million (or 16.2%), respectively, with the remainder arising from funds that as of that date were not at the stage of their cash distribution waterfall where Oaktree was entitled to receive incentives, other than possibly tax-related distributions.
As of March 31, 2022, $352.4 million, or 44.0%, of the net accrued incentives (fund level) were in evergreen or closed-end funds that were incentive paying or in their liquidation period. Please see “—Critical Accounting Policies—Fair Value of Financial Instruments” for a discussion of the fair-value hierarchy level established by GAAP.
First Quarter Ended March 31, 2022
Incentives created (fund level) was $163.8 million for the first quarter of March 31, 2022, primarily reflecting $124.8 million from Credit and $36.9 million from Private Equity.

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
The following table presents our unaudited condensed consolidating statement of financial condition:

	As of March 31, 2022
	Oaktree and Operating Subsidiaries	Consolidated Funds	Eliminations	Consolidated
	(in thousands)
Assets:
Cash and cash-equivalents	$121,325	$—	$—	$121,325
U.S. Treasury and other securities	6,603	—	—	6,603
Corporate investments	2,161,136	—	(1,139,649)	1,021,487
Deferred tax assets	3,954	—	—	3,954
Right-of-use assets	31,575	—	—	31,575
Receivables and other assets	117,657	—	(2,763)	114,894
Assets of consolidated funds	—	13,741,856	—	13,741,856
Total assets	$2,442,250	$13,741,856	$(1,142,412)	$15,041,694
Liabilities and Capital:
Liabilities:
Accounts payable and accrued expenses	$155,555	$—	$—	$155,555
Due to affiliates	9,049	—	—	9,049
Debt obligations	—	—	—	—
Operating lease liabilities	37,368	—	—	37,368
Liabilities of consolidated funds	—	10,339,741	(7,238)	10,332,503
Total liabilities	201,972	10,339,741	(7,238)	10,534,475
Non-controlling redeemable interests in consolidated funds	—	—	2,266,941	2,266,941
Capital:
Capital attributable to OCG preferred unitholders	400,584	—	—	400,584
Capital attributable to OCG Class A unitholders	1,301,389	703,694	(703,694)	1,301,389
Non-controlling interest in consolidated subsidiaries	538,305	431,480	(431,480)	538,305
Non-controlling interest in consolidated funds	—	2,266,941	(2,266,941)	—
Total capital	2,240,278	3,402,115	(3,402,115)	2,240,278
Total liabilities and capital	$2,442,250	$13,741,856	$(1,142,412)	$15,041,694

Corporate Investments

	As of
	March 31, 2022	December 31, 2021	March 31, 2021
	(in thousands)
Oaktree funds:
Credit	$1,845,362	$1,610,044	$1,138,745
Private Equity	242,251	249,040	273,215
Real Assets	27,265	27,939	145,980
Listed Equities	26,120	32,335	33,306
Non-Oaktree	20,138	32,484	63,183
Total corporate investments – Oaktree and operating subsidiaries	2,161,136	1,951,842	1,654,429
Eliminations	(1,139,649)	(929,278)	(596,571)
Total corporate investments – Consolidated	$1,021,487	$1,022,564	$1,057,858

Liquidity and Capital Resources
We manage our liquidity and capital requirements by focusing on our cash flows before the consolidation of Oaktree funds and the effect of normal changes in short-term assets and liabilities. Our primary cash flow activities on an unconsolidated basis involve (a) generating cash flow from operations, (b) generating income from investment activities, including strategic investments in certain third parties, (c) funding capital commitments that we have made to Oaktree funds in which we act as general partner, (d) funding our growth initiatives, (e) distributing cash flow to our Class A and OCGH unitholders, (f) borrowings, interest payments and repayments under credit agreements, our senior notes and other borrowing arrangements, and (g) issuances of, and distributions made on, our preferred units. As of March 31, 2022, the Company had $127.9 million of cash and U.S. Treasury and other securities and no outstanding debt. See the Future Sources and Uses of Liquidity section for additional details of Oaktree and its indirect subsidiaries financing activities in 2021.
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
The Company has subscribed for a limited partner interest in, and made a capital commitment of, $750 million to Oaktree Opportunities Fund XI, L.P., a parallel investment vehicle thereof or a feeder fund in respect of one of the foregoing (such limited partner interest, the “Opps XI Investment” and such fund entities collectively, “Opps XI”). In order to fund the Opps XI Investment, the Company’s sole Class A unitholder, or one of its affiliates, will contribute cash as a capital contribution (the “Opps XI Investment Cash”) as and to the extent required to satisfy the Company’s obligations to Opps XI. The Company will use the Opps XI Investment Cash solely to fund the Opps XI Investment and satisfy its obligations in respect of Opps XI and distributions from the Opps XI Investment are intended for the benefit of the Class A unitholder, subject to applicable law. The Company’s preferred unitholders should not rely on distributions received by the Company in respect of the Company’s Opps XI Investment for payment of dividends or redemption of the preferred units. As of March 31, 2022, $338 million of the $750 million capital commitment was funded.

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
Significant amounts from our condensed consolidated statements of cash flows for the three months ended March 31, 2022 and 2021 are discussed below.
Operating Activities
Operating activities used $0.7 billion and $66.7 million of cash for the first three months of 2022 and 2021, respectively. These amounts principally reflected net income (loss), purchases of securities, net of non-cash adjustments, and net realized and unrealized (gain) loss from consolidated fund investments in each of the respective periods as well as net purchases of securities of the consolidated funds.
Investing Activities
Investing activities used $12.4 million and provided $37.0 million of cash for the first three months of 2022 and 2021, respectively. Net activity from purchases, maturities and sales of U.S. Treasury and other securities included net purchases of $4.4 million and $0.0 million for the first three months of 2022 and 2021, respectively. Corporate investments in funds and companies of $21.9 million and $74.4 million for the first three months of 2022 and 2021, respectively, consisted of the following:

	Three months ended March 31,
	2022	2021
	(in thousands)
Funds	$265,063	$126,404
Eliminated in consolidation	(243,141)	(52,013)
Total investments	$21,922	$74,391

Distributions and proceeds from corporate investments in funds and companies of $14.0 million and $111.4 million for the first three months of 2022 and 2021, respectively, consisted of the following:

	Three months ended March 31,
	2022	2021
	(in thousands)
Funds	$84,785	$148,448
Eliminated in consolidation	(70,754)	(37,040)
Total proceeds	$14,031	$111,408
Purchases of fixed assets were $0.1 million for the first three months of 2022 and 2021.

Financing Activities
Financing activities provided $709.4 million and $288.9 million of cash for the first three months of 2022 and 2021, respectively, and included: (a) net contributions from non-controlling interests of $443.5 million and $233.8 million; (b) distributions to unitholders of $156.5 million and $178.1 million; (c) net capital contributions of $111.2 million and $35.5 million; (d) proceeds from CLO debt obligations of $528.9 million and $83.2 million and repayments of $237.5 million and $39.2 million, and (e) payments of debt issuance costs of $2.3 million and $1.2 million. Additionally, the first three months of 2022 and 2021 included borrowings of $242.7 million and $154.9 million, respectively, and repayments of $220.6 million and $0.0 million, respectively, related to consolidated funds.
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
Debt Financings
On March 30, 2022, Oaktree Capital I entered into a note and guaranty agreement with certain accredited investors pursuant to which Oaktree Capital I agreed to issue and sell to such investors €50 million of its 2.20% Senior Notes, Series A, due 2032, €75 million of its 2.40% Senior Notes, Series B, due 2034, and €75 million of its 2.58% Senior Notes, Series C, due 2037. These notes are senior unsecured obligations of Oaktree Capital I, a consolidated subsidiary of the Company, and jointly and severally guaranteed by OCM, Oaktree Capital II and Oaktree AIF. The issuance and funding of these notes are subject to customary closing conditions and are expected to occur on or before June 8, 2022.
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
In May 2020, Oaktree Capital I, along with certain other Oaktree Operating Group members as co-borrowers, entered into a credit agreement with a subsidiary of Brookfield that provides for a subordinated credit facility maturing on May 19, 2023. The subordinated credit facility has a revolving loan commitment of $250 million and borrowings generally bear interest at a spread to either LIBOR or an alternative base rate. Borrowings on the subordinated credit facility are subordinate to the outstanding debt obligations and borrowings on the primary credit facility of Oaktree Capital I and its co-borrowers as detailed in note 8 to our condensed consolidated financial statements included elsewhere in this quarterly report. Oaktree Capital I is jointly and severally liable, along with its co-obligors for outstanding borrowings on the subordinated credit facility. As set forth in such note 8, the Company’s financial statements generally will not reflect debt obligations, interest expense or related liabilities associated with its operating subsidiaries until such time as Oaktree Capital I directly borrows from the subordinated credit facility. In March 2022, the Company entered into an amendment to the credit facility to extend the revolving credit maturity date from May 19, 2023 to September 14, 2021. No amounts were outstanding on the subordinated credit facility as of March 31, 2022.
    In December 2019, our former indirect subsidiaries OCM, Oaktree Capital II, Oaktree AIF, and our indirect subsidiary Oaktree Capital I (collectively, the “Borrowers”) entered into the Fifth Amendment to Credit Agreement (the “Fifth Amendment”), which amended the credit agreement dated as of March 31, 2014 (as amended through and including the Fifth Amendment, the “Credit Agreement”). The Fifth Amendment extended the maturity date of the Credit Agreement from March 29, 2023 to December 13, 2024, increased the revolving credit facility (the “Revolver”) from $500 million to $650 million, provided for the refinancing of the then-outstanding $150 million term loan balance with revolving loans, and provides the Borrowers with the option to extend the new maturity date by one year up to two times if the lenders holding at least 50% of the aggregate amount of the revolving loan commitment thereunder on the date of the Borrowers’ extension request consent to such extension. The Fifth Amendment also favorably updated the commitment fee and interest rate margins in the corporate ratings-based pricing grid, increased the AUM covenant threshold from $60 billion to $65 billion and made certain other amendments to the provisions of the Credit Agreement. Borrowings under the Credit Agreement generally bear interest at a spread to either LIBOR or an alternative base rate. Based on the current credit ratings of OCM, the interest rate on borrowings is LIBOR plus 0.88% per annum and the commitment fee on the unused portions of the Revolver is 0.08% per annum. The Credit Agreement contains customary financial covenants and restrictions, including (after giving effect to the Fifth Amendment) covenants regarding a maximum leverage ratio of 3.50x-to-1.00x and a minimum required level of assets under management (as defined in the credit agreement). In September 2021, the Borrowers entered into the Sixth Amendment to Credit Agreement (the “Sixth Agreement”). The Sixth Amendment extended the maturity date of the Credit Agreement from December 13, 2024 to September 14, 2026, modified the AUM covenant threshold from $65 billion of AUM to $57.5 billion of management fee-generating AUM, and increased the maximum leverage ratio to 4.00x-to-1.00x. As of March 31, 2022, OCM had no outstanding borrowings under the $650 million revolving credit facility.
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

Contractual Obligations, Commitments and Contingencies
In the ordinary course of business, we and our consolidated funds enter into contractual arrangements that may require future cash payments. The following table sets forth information related to anticipated future cash payments as of March 31, 2022:

	Remainder of 2022	2023-2024	2025-2026	Thereafter	Total
	(in thousands)
Oaktree and Operating Subsidiaries:
Operating lease obligations (1)	$4,834	$10,341	$9,020	$20,779	$44,974
OCG limited partner commitments to Oaktree funds (2)	412,500	—	—	—	412,500
Oaktree Capital I general partner commitments to Oaktree and third-party funds (2)	288,358	—	—	—	288,358
Subtotal	705,692	10,341	9,020	20,779	745,832
Consolidated Funds:
Debt obligations payable (3)	$1,154,030	$—	$—	$—	$1,154,030
Interest obligations on debt (4)	8,083	—	—	—	8,083
Debt obligations of CLOs (3)	119,744	—	—	8,045,176	8,164,920
Interest on debt obligations of CLOs (4)	106,695	284,520	284,520	910,709	1,586,444
Commitments to fund investments (5)	14,585	—	—	—	14,585
Total	$2,108,829	$294,861	$293,540	$8,976,664	$11,673,894

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
In some of our service contracts or management agreements, we have agreed to indemnify third-party service providers or separate account clients under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has neither been included in the above table nor recorded in our condensed consolidated financial statements as of March 31, 2022.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements. Please see note 15 to our condensed consolidated financial statements included elsewhere in this quarterly report for information on our commitments and contingencies.

Critical Accounting Estimates
We prepare our condensed consolidated financial statements in accordance with GAAP. In applying many of these accounting principles, we need to make assumptions, estimates or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our condensed consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates or judgments, however, are both subjective and subject to change, and actual results may differ from our assumptions and estimates. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. We believe our critical accounting policies could potentially produce materially different results if we were to change underlying assumptions, estimates or judgments. Our most significant assumptions and estimates are related to the valuation of our corporate investments and the investments of our consolidated funds, and the determination of grant date fair value of our equity-based awards. For a summary of our significant accounting policies and estimates, please see the notes to our condensed consolidated financial statements included elsewhere in this quarterly report. For a summary of our critical accounting policies, please see “Management’s Discussion and Analysis of Financial Condition and Result of Operations—Critical Accounting Estimates” in our annual report.
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
Price Risk
Impact on Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
As of March 31, 2022, we had investments, at fair value of $12.3 billion related to our consolidated funds, primarily consisting of investments held by our CLOs. We estimate that a 10% decline in market values would result in a decrease in unrealized appreciation (depreciation) on the consolidated funds’ investments of $1.2 billion. Of this decline, approximately $393.0 million would impact net income and $243.3 million would impact net income attributable to OCG Class A unitholders, with the remainder attributable to non-controlling interests and third-party debt holders in our CLOs. The magnitude of the impact on net income is largely affected by the percentage of our equity ownership interest and levered nature of our CLO investments.
Impact on Management Fees (before consolidation of funds)
Management fees are generally assessed in the case of (a) our open-end and evergreen funds, based on NAV, and (b) our closed-end funds, based on committed capital, drawn capital or cost basis during the investment period and, during the liquidation period, based on the lesser of (i) the total funded committed capital or (ii) the cost basis of assets remaining in the fund. Management fees are affected by changes in market values to the extent they are based on NAV. For the three months ended March 31, 2022 and 2021, NAV-based management fees represented approximately 2% and 5%, respectively, of total management fees. Based on investments held as of March 31, 2022, we estimate that a 10% decline in market values of the investments held in our funds would result in an approximate $0.1 million decrease in the amount of quarterly management fees. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds, the timing of fund flows, or the impact on our sub-advisory fees which are excluded from this analysis.
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

Impact on Investment Income (before consolidation of funds)
Investment income or loss arises from our pro-rata share of income or loss from our investments, generally in our capacity as general partner in our funds and as an investor in our CLOs and third-party managed funds or companies. This income is directly affected by changes in market risk factors. Based on investments held as of March 31, 2022, a 10% decline in fair values of the investments held in our funds and other holdings would result in a $351.4 million decrease in the amount of investment income. The estimated decline of $351.4 million is greater than 10% of the March 31, 2022 corporate investments balance primarily due to the levered nature of our CLO investments. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds, the timing of fund flows or the timing of new investments or realizations.
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
We estimate that for the three months ended March 31, 2022, without considering the impact of derivative instruments, corporate investments or consolidated funds, a 10% decline in the average exchange rate of the U.S. dollar would have resulted in the following approximate effects on our operating results:
•our management fees (relating to (a) and (b) above) would have increased by $6.5 million;
•our operating expenses would have increased by $5.5 million;
•OCGH interest in net income of consolidated subsidiaries would have increased by $0.6 million; and
•our income tax expense would have increase by $0.3 million.
These movements would have increased our net income attributable to OCG Class A unitholders by $0.8 million.
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
Interest-rate Risk
As of March 31, 2022, the Company and its operating subsidiaries had no debt obligations outstanding under the three senior notes issuances and two revolving credit facilities in its condensed consolidated statements of financial condition for which it is jointly and severally liable. Each senior notes issuance accrues interest at a fixed rate. The revolving credit facilities accrue interest at a variable rate. Of the $127.9 million of aggregate cash and U.S. Treasury and other securities as of March 31, 2022, we estimate that the Company and its operating subsidiaries would generate an additional $1.3 million in interest income on an annualized basis as a result of a 100-basis point increase in interest rates.

Our consolidated funds have debt obligations, most of which accrue interest at variable rates. Changes in these rates would affect the amount of interest payments that our funds would have to make, impacting future earnings and cash flows. As of March 31, 2022, the consolidated funds had $7.1 billion of principal or par value, as applicable, outstanding under these debt obligations. We estimate that interest expense relating to variable-rate debt would increase on an annualized basis by $70.5 million in the event interest rates were to increase by 100 basis points.
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
Date: May 13, 2022

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

4.1
Note and Guaranty Agreement, dated as of March 30, 2022, by and among Oaktree Capital I, L.P., Oaktree Capital Management, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P. and each of the purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 5, 2022).

4.2	Form of 2.20% Senior Notes, Series A, due 2032 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 5, 2022).

4.3	Form of 2.40% Senior Notes, Series B, due 2034 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 5, 2022).

4.4	Form of 2.58% Senior Notes, Series C, due 2037 (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 5, 2022).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. †

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

† Furnished herewith