Form 10-Q
period 2022-06-30
Oaktree Capital Group, LLC
filed 2022-08-12
CIK 1403528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
FORM 10-Q
________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of August 10, 2022, there were 103,080,160 Class A units and 56,822,301 Class B units of the registrant outstanding.

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
In addition to factors previously disclosed in Oaktree Capital Group, LLC’s (“OCG”) reports filed with securities regulators in the United States and those identified elsewhere in this quarterly report, the following factors, among others, could cause actual results to differ materially from forward-looking statements and information or historical performance: course and severity of the coronavirus (including any subsequent variants, “COVID-19”) pandemic and its direct and indirect business impacts; the ability of OCG to retain and hire key personnel; the continued availability of capital and financing; the business, economic and political conditions in the markets in which OCG operates; changes in OCG’s anticipated revenue and income, which are inherently volatile; changes in the value of OCG’s investments; the termination or amendment (including fee amendments) of certain service or sub-advisory agreements that generate revenues for OCG that are between OCG and its subsidiaries on the one hand and certain affiliates of OCG on the other hand; the pace of OCG’s raising of new funds; changes in assets under management; the timing and receipt of, and impact of taxes on, carried interest; distributions from and liquidation of OCG’s existing funds; the amount and timing of distributions on OCG’s preferred units; changes in OCG’s operating or other expenses; the degree to which OCG encounters competition; and general political, economic and market conditions.
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
“senior executives” refers collectively to Howard S. Marks, Bruce A. Karsh, Jay S. Wintrob, John B. Frank and Sheldon M. Stone.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Financial Condition (Unaudited)
($ in thousands)

	As of
	June 30, 2022	December 31, 2021
Assets
Cash and cash-equivalents	$348,040	$167,319
U.S. Treasury and other securities	6,285	2,086
Corporate investments (includes $101,729 and $71,154 measured at fair value as of June 30, 2022 and December 31, 2021, respectively)	1,133,667	1,022,564
Due from affiliates	76,524	372,861
Deferred tax assets	3,653	3,548
Right-of-use assets	28,075	33,359
Other assets	62,209	45,979
Assets of consolidated funds:
Cash and cash-equivalents	777,389	991,800
Investments, at fair value	11,637,552	11,456,895
Dividends and interest receivable	53,220	48,584
Due from brokers	72,685	15,498
Receivable for securities sold	177,606	206,770
Derivative assets, at fair value	19,511	6,733
Other assets, net	18,259	23,853
Total assets	$14,414,675	$14,397,849
Liabilities and Unitholders’ Capital
Liabilities:
Accrued compensation expense	$134,956	$245,787
Accounts payable, accrued expenses and other liabilities	21,082	15,365
Due to affiliates	11,266	4,198
Debt obligations (Note 8)	213,754	—
Operating lease liabilities	33,361	39,294
Liabilities of consolidated funds:
Accounts payable, accrued expenses and other liabilities	72,540	80,897
Payables for securities purchased	984,798	1,066,261
Derivative liabilities, at fair value	37,441	11,847
Distributions payable	138	123
Borrowings under credit facilities	937,980	1,131,918
Debt obligations of CLOs	7,821,877	7,806,263
Total liabilities	10,269,193	10,401,953
Commitments and contingencies (Note 15)
Non-controlling redeemable interests in consolidated funds	1,955,708	1,723,294
Unitholders’ capital:
Series A preferred units, 7,200,000 units issued and outstanding as of June 30, 2022 and December 31, 2021	173,669	173,669
Series B preferred units, 9,400,000 units issued and outstanding as of June 30, 2022 and December 31, 2021	226,915	226,915
Class A units, no par value, unlimited units authorized, 103,080,160 and 99,136,620 units issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Class B units, no par value, unlimited units authorized, 56,822,301 and 60,783,255 units issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Paid-in capital	1,173,557	1,011,333
Retained earnings	128,154	251,791
Accumulated other comprehensive loss	2,126	(3,334)
Unitholders’ capital attributable to Oaktree Capital Group, LLC	1,704,421	1,660,374
Non-controlling interests in consolidated subsidiaries	485,353	612,228
Total unitholders’ capital	2,189,774	2,272,602
Total liabilities and unitholders’ capital	$14,414,675	$14,397,849
Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per unit amounts)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenues:
Management fees	$63,079	$57,894	$123,510	$114,220
Incentive income	53,504	92,522	56,103	643,947
Total revenues	116,583	150,416	179,613	758,167
Expenses:
Compensation and benefits	(37,830)	(38,476)	(81,919)	(79,723)
Equity-based compensation	(1,952)	(2,562)	(3,450)	(5,965)
Incentive income compensation	(12,937)	(48,553)	(17,894)	(314,483)
Total compensation and benefits expense	(52,719)	(89,591)	(103,263)	(400,171)
General and administrative	(6,259)	(8,631)	(11,297)	(13,576)
Depreciation and amortization	(411)	(586)	(993)	(1,165)
Consolidated fund expenses	(15,357)	(14,013)	(40,159)	(24,847)
Total expenses	(74,746)	(112,821)	(155,712)	(439,759)
Other income (loss):
Interest expense	(57,849)	(43,227)	(97,040)	(80,103)
Interest and dividend income	129,857	94,343	253,429	182,787
Net realized gain (loss) on consolidated funds’ investments	16,126	5,149	(73,099)	11,193
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	(155,352)	71,221	(26,993)	125,089
Investment income (loss)	(30,674)	60,540	(18,933)	173,779
Other income (loss), net	—	—	—	19
Total other income (loss)	(97,892)	188,026	37,364	412,764
Income (loss) before income taxes	(56,055)	225,621	61,265	731,172
Income taxes	(3,716)	(3,165)	(7,413)	(5,435)
Net income (loss)	(59,771)	222,456	53,852	725,737
Less:
Net (income) loss attributable to non-controlling interests in consolidated funds	32,093	(60,586)	(66,850)	(111,891)
Net (income) loss attributable to non-controlling interests in consolidated subsidiaries	13,151	(52,958)	16,153	(219,386)
Net income (loss) attributable to Oaktree Capital Group, LLC	(14,527)	108,912	3,155	394,460
Net income attributable to preferred unitholders	(6,829)	(6,829)	(13,658)	(13,658)
Net income (loss) attributable to Oaktree Capital Group, LLC Class A unitholders	$(21,356)	$102,083	$(10,503)	$380,802

Distributions declared per Class A unit	$0.16	$2.34	$1.13	$3.41
Net income (loss) per Class A unit (basic and diluted):
Net income (loss) per Class A unit	$(0.21)	$1.03	$(0.10)	$3.85
Weighted average number of Class A units outstanding	102,820	99,137	100,989	98,923

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Net income (loss)	$(59,771)	$222,456	$53,852	$725,737
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	9,389	(7,413)	8,796	(16,339)
Other comprehensive income (loss), net of tax	9,389	(7,413)	8,796	(16,339)
Total comprehensive income (loss)	(50,382)	215,043	62,648	709,398
Less:
Comprehensive (income) loss attributable to non-controlling interests in consolidated funds	32,093	(60,586)	(66,850)	(111,891)
Comprehensive (income) loss attributable to non-controlling interests in consolidated subsidiaries	9,589	(50,139)	12,817	(213,833)
Comprehensive income (loss) attributable to OCG	(8,700)	104,318	8,615	383,674
Comprehensive income attributable to preferred unitholders	(6,829)	(6,829)	(13,658)	(13,658)
Comprehensive income (loss) attributable to OCG Class A unitholders	$(15,529)	$97,489	$(5,043)	$370,016

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$53,852	$725,737
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment (income) loss	18,933	(173,779)
Depreciation and amortization	993	1,165
Equity-based compensation	3,450	5,965
Net realized and unrealized (gain) loss from consolidated funds’ investments	100,092	(136,282)
Accretion of original issue and market discount of consolidated funds’ investments, net	(15,584)	(1,816)
Income distributions from corporate investments in funds and companies	48,474	116,175
SPAC deconsolidation gain and other non-cash items	(52,559)	(72,347)
Cash flows due to changes in operating assets and liabilities:
Decrease in deferred tax assets	505	105
Increase in other assets	(4,794)	(809)
(Increase) decrease in net due from affiliates	300,010	(37,487)
Increase (decrease) in accrued compensation expense	(110,831)	19,202
Decrease in accounts payable, accrued expenses and other liabilities	(2,530)	(3,968)
Cash flows due to changes in operating assets and liabilities of consolidated funds:
Increase in dividends and interest receivable	(7,607)	(22,526)
Increase in due from brokers	(57,390)	(2,771)
(Increase) decrease in receivables for securities sold	25,325	(67,461)
Decrease in other assets	3,621	24,528
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(11,923)	26,189
Increase in payables for securities purchased	24,203	314,646
Purchases of securities	(5,113,662)	(4,367,986)
Proceeds from maturities and sales of securities	3,840,170	2,858,001
Net cash used in operating activities	(957,252)	(795,519)
Cash flows from investing activities:
Purchases of U.S. Treasury and other securities	(8,824)	(7,503)
Proceeds from maturities and sales of U.S. Treasury and other securities	4,433	15,044
Corporate investments in funds and companies	(30,098)	(90,684)
Distributions and proceeds from corporate investments in funds and companies	23,343	150,591
Purchases of fixed assets	(138)	(171)
Net cash provided by (used in) investing activities	(11,284)	67,277

(continued)

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) — (Continued)
(in thousands)

	Six months ended June 30,
	2022	2021
Cash flows from financing activities:
Capital contributions, net	$110,529	$34,873
Proceeds from issuance of debt obligations	214,094	—
Distributions to Class A unitholders	(121,957)	(331,813)
Distributions to Non-controlling Interests	(71,204)	(204,550)
Distributions to preferred unitholders	(13,658)	(13,658)
Payment of debt issuance costs	(1,150)	—
Cash flows from financing activities of consolidated funds:
Contributions from non-controlling interests	547,100	315,064
Distributions to non-controlling interests	(132,979)	(99,719)
Proceeds from debt obligations issued by CLOs	1,676,771	1,592,719
Payment of debt issuance costs	(6,181)	(1,827)
Repayment on debt obligations issued by CLOs	(807,542)	(926,441)
Borrowings on credit facilities	403,652	575,561
Repayments on credit facilities	(547,590)	—
Net cash provided by financing activities	1,249,885	940,209
Effect of exchange rate changes on cash	(18,418)	(5,522)
Net increase in cash and cash-equivalents	262,931	206,445
Initial consolidation (deconsolidation) of funds	(296,621)	(206,796)
Cash and cash-equivalents, beginning balance	1,159,119	1,200,341
Cash and cash-equivalents, ending balance	$1,125,429	$1,199,990

Reconciliation of cash and cash-equivalents
Cash and cash-equivalents – Oaktree	$348,040	$237,149
Cash and cash-equivalents – consolidated funds	777,389	962,841
Total cash and cash-equivalents	$1,125,429	$1,199,990

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Changes in Unitholders’ Capital (Unaudited)
(in thousands)

	Oaktree Capital Group, LLC							Non-controlling Interests in Consolidated Subsidiaries	Total Unitholders’ Capital
	Class A Units	Class B Units	Series A Preferred Units	Series B Preferred Units	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)

Unitholders’ capital as of March 31, 2022	99,137	60,779	$173,669	$226,915	$1,139,037	$166,053	$(3,701)	$538,305	$2,240,278
Activity for the three months ended:
Unit exchange	3,943	(3,943)	—	—	—	—	—	—	$—
Cancellation of units associated with forfeitures	—	(14)	—	—	—	—	—	—	$—
Equity reallocation between controlling and non-controlling interests	—	—	—	—	33,309	—	—	(33,991)	$(682)
Capital increase related to equity-based compensation	—	—	—	—	1,211	—	—	741	$1,952
Distributions declared	—	—	(2,981)	(3,848)	—	(16,543)	—	(10,113)	$(33,485)
Net income	—	—	2,981	3,848	—	(21,356)	—	(13,151)	$(27,678)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	5,827	3,562	$9,389
Unitholders’ capital as of June 30, 2022	103,080	56,822	$173,669	$226,915	$1,173,557	$128,154	$2,126	$485,353	$2,189,774

	Oaktree Capital Group, LLC							Non-controlling Interests in Consolidated Subsidiaries	Total Unitholders’ Capital
	Class A Units	Class B Units	Series A Preferred Units	Series B Preferred Units	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)

Unitholders’ capital as of December 31, 2021	99,137	60,783	$173,669	$226,915	$1,011,333	$251,791	$(3,334)	$612,228	$2,272,602
Activity for the six months ended:
Net issuance of units	—	3	—	—	—	—	—	—	$—
Unit exchange	3,943	(3,943)	—	—	—	—	—	—	$—
Cancellation of units associated with forfeitures	—	(21)	—	—	—	—	—	—	$—
Capital contributions	—	—	—	—	112,500	—	—	—	$112,500
Equity reallocation between controlling and non-controlling interests	—	—	—	—	47,584	—	—	(49,555)	$(1,971)
Capital increase related to equity-based compensation	—	—	—	—	2,140	—	—	1,310	$3,450
Distributions declared	—	—	(5,962)	(7,696)	—	(113,134)	—	(65,813)	$(192,605)
Net income	—	—	5,962	7,696	—	(10,503)	—	(16,153)	$(12,998)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	5,460	3,336	$8,796
Unitholders’ capital as of June 30, 2022	103,080	56,822	$173,669	$226,915	$1,173,557	$128,154	$2,126	$485,353	$2,189,774
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
June 30, 2022
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
Oaktree Capital Group, LLC is a Delaware limited liability company that was formed on April 13, 2007. The Company is owned by (i) an affiliate of Brookfield Asset Management, Inc. (“Brookfield”) as the sole holder of the Company’s Class A common units, (ii) its Series A and Series B preferred unitholders, which units are listed on the NYSE and (iii) Oaktree Capital Group Holdings, L.P. (“OCGH”) as the sole holder of the Company’s Class B common units, which units do not represent an economic interest in the Company. OCGH is owned by Oaktree’s senior executives, current and former employees, and certain other investors (collectively, the “OCGH unitholders”). Subject to the operating agreement of the Company, to the extent the approval of any matter requires the vote of the Company’s unitholders, the Class A units are entitled to one vote per unit and the Class B units are entitled to ten votes per unit, voting together as a single class.
The Oaktree business is conducted through a group of six operating entities collectively referred to as the “Oaktree Operating Group.” The interests in the Oaktree Operating Group are referred to as the “Oaktree Operating Group units.” An Oaktree Operating Group unit is not a separate legal interest but represents one limited partnership interest in each of the Oaktree Operating Group entities. OCGH has a direct economic interest in all six of the Oaktree Operating Group members. The Company’s operations, however, are conducted through an indirect economic interest in only two of these six Oaktree Operating Group entities. Accordingly, the Company’s condensed consolidated financial statements reflect its indirect economic interest in: (i) Oaktree Capital I, L.P. (“Oaktree Capital I”), which acts as or controls the general partner of certain Oaktree funds and which holds a majority of Oaktree’s investments in its funds and (ii) Oaktree Capital Management (Cayman), L.P. (“OCM Cayman”), which represents Oaktree’s non-U.S. fee business. References to “Oaktree” in these financial statements will generally refer to the collective business of the Oaktree Operating Group, of which consolidated subsidiaries of the Company are components.
The Company’s current ownership and operational structure were the results of a merger with Brookfield completed on September 30, 2019 (“Merger”) and a subsequent restructuring (“Restructuring”) completed on October 1, 2019 in connection with the Merger. See audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”) for more information regarding the Merger and Restructuring.
Oaktree Capital Management, L.P. (“OCM”), an affiliate of the Company, provides certain administrative and other services relating to the operations of the Company’s business pursuant to a Services Agreement between the Company and OCM (as amended from time to time, the “Services Agreement”).

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2022
($ in thousands, except where noted)
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
These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2022.
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
June 30, 2022
($ in thousands, except where noted)
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
June 30, 2022
($ in thousands, except where noted)
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
June 30, 2022
($ in thousands, except where noted)
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
June 30, 2022
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
June 30, 2022
($ in thousands, except where noted)
Cash and Cash-equivalents
Cash and cash-equivalents include demand deposit accounts, money market funds, and other short-term investments with maturities of three months or less at the date of acquisition.
U.S. Treasury and Other Securities
U.S. Treasury and other securities include holdings of U.S. Treasury bills, notes and bonds, time deposit securities, commercial paper and investment grade debt securities, including sovereign debt, domestic and international corporate fixed and floating rate debt, structured credit and debt issued or guaranteed by U.S. government-sponsored entities with maturities greater than three months from the date of acquisition. These securities are classified as trading and are recorded at fair value with changes in fair value included in investment income.
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
Management Fees

Management fees are recognized over the period in which the investment management services are performed because customers simultaneously consume and receive benefits that are satisfied over time. The

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2022
($ in thousands, except where noted)
contractual terms of management fees generally vary by fund structure. For closed-end funds, the management fee rate is generally applied against committed capital, contributed capital or cost basis during the fund’s investment period and the lesser of aggregate contributed capital or cost basis of assets in the liquidation period. For closed-end funds that pay management fees based on committed capital, Oaktree may elect to delay the start of the fund’s investment period and thus its full management fees, in which case it earns management fees based on contributed capital, until Oaktree elects to start the fund’s investment period. Oaktree’s right to receive management fees typically ends after 10 or 11 years from either the initial closing date or the start of the investment period, even if assets remain in the fund. In the case of CLOs, the management fee is based on the aggregate par value of collateral assets and principal cash, as defined in the applicable CLO indentures, and a portion of the management fees is dependent on the sufficiency of the particular vehicle’s cash flow. For open-end and evergreen funds, the management fee is generally based on the NAV of the fund. For the BDCs, the management fee is based on gross assets (including assets acquired with leverage), net of cash. In the case of certain open-end fund accounts, Oaktree has the potential to earn performance-based fees, typically in reference to a relevant benchmark index or hurdle rate, which are classified as management fees. Oaktree also earns quarterly incentive fees on the investment income from certain evergreen funds, such as the BDCs and other fund accounts, which are generally recurring in nature and reflected as management fees.
The ultimate amount of management fees that will be earned over the life of the contract is subject to a large number and broad range of possible outcomes due to market volatility and other factors outside of Oaktree’s control. As a result, the amount of revenue earned in any given period is generally determined at the end of each reporting period and relates to services performed during that period. Included in this amount is a gross-up for reimbursable costs incurred on behalf of the Oaktree funds in which the Company has determined it is the principal within the principal and agent relationship of the related fund. Such reimbursable costs are presented in compensation and benefits and general and administrative expenses.
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
June 30, 2022
($ in thousands, except where noted)
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
Equity-based Compensation
Equity-based compensation expense reflects the non-cash charge associated with grants of Converted OCGH Units, OCGH units, deferred equity units and other performance-based units.
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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2022
($ in thousands, except where noted)
Depreciation and Amortization
Depreciation and amortization expense includes costs associated with the purchase of furniture and equipment, capitalized software and office leasehold improvements. Furniture and equipment and capitalized software are depreciated using the straight-line method over the estimated useful life of the asset, generally three to five years beginning in the first full month after the asset is placed in service. Leasehold improvements are amortized using the straight-line method over the shorter of the respective estimated useful life or the lease term.
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
June 30, 2022
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
June 30, 2022
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
June 30, 2022
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
June 30, 2022
($ in thousands, except where noted)
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
Recent Accounting Developments
In March 2020, the Financial Accounting Standards Board (“FASB”) issued guidance which provides temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance is effective upon issuance and generally may be elected over time through December 31, 2022. The Company has not adopted any of the optional expedients or exceptions through June 30, 2022, but will continue to evaluate the possible adoption (including potential impact) of any such expedients or exceptions during the effective period as circumstances evolve.
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The amendments in this update clarify the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual sale restrictions

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2022
($ in thousands, except where noted)
and introduce new disclosure requirements related to such equity securities. The amendments are effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
3. REVENUES
The Company provides investment management services through funds and separate accounts. The Company earns revenues from the management fees and incentive income generated by the funds that it manages. Additionally, for acting as a sub-investment manager, or sub-advisor, to certain Oaktree funds, the Company earns sub-advisory fees. Under certain subsidiary services agreements the Company provides certain investment and marketing related services to Oaktree affiliated entities. Revenues are affected by economic factors related to the asset class composition of the holdings and the contractual terms such as the basis for calculating the management fees and investors’ ability to redeem. For the three and six months ended June 30, 2022, the Company recorded $52.6 million of incentive income related to the deconsolidation of a SPAC. Substantially all of our incentive income was generated by closed-end funds for the three and six months ended June 30, 2021.
Revenues by fund structure and sub-advisory fees are set forth below.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Management Fees
Closed-end	$1,462	$1,389	$2,844	$2,406
Open-end	1,339	1,319	2,709	2,663
Sub-advisory fees	60,278	55,186	117,957	109,151
Total	$63,079	$57,894	$123,510	$114,220

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Incentive Income
Closed-end and Evergreen	$53,504	$92,522	$56,103	$643,947
Contract Balances
The Company receives management fees monthly or quarterly in accordance with its contracts with customers. Incentive income is received generally after all contributed capital and preferred return on that capital have been distributed to the fund’s investors. Contract assets relate to the Company’s conditional right to receive payment for its performance completed under the contract. Receivables are recorded when the right to consideration becomes unconditional (i.e., only requires the passage of time). Contract liabilities (i.e., deferred revenues) relate to payments received in advance of performance under the contract. Contract liabilities are recognized as revenues when the Company provides investment management services.
The table below sets forth contract balances for the periods indicated:

	As of
	June 30, 2022	December 31, 2021

Receivables	$64,550	$138,435
Contract assets (1)	—	151,360

(1)    The changes in the balances primarily relate to accruals, net of payments received.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2022
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
Consolidated VIEs
As of June 30, 2022, the Company consolidated 25 VIEs for which it was the primary beneficiary, including 9 funds managed by Oaktree and 16 CLOs for which Oaktree serves as collateral manager. As of December 31, 2021, the Company consolidated 25 VIEs.
As of June 30, 2022, the assets and liabilities of the 25 consolidated VIEs representing funds and CLOs amounted to $12.8 billion and $9.9 billion, respectively. The assets of these consolidated VIEs primarily consisted of investments in debt and equity securities, while their liabilities primarily represented debt obligations issued by CLOs. The assets of these VIEs may be used only to settle obligations of the same VIE. In addition, there is no recourse to the Company for the VIEs’ liabilities. In exchange for managing either the funds’ or CLOs’ collateral, the Company typically earns management fees and may earn performance fees, all of which are eliminated in consolidation. As of June 30, 2022, the Company’s investments in consolidated VIEs had a carrying value of $0.9 billion, which represented its maximum risk of loss as of that date. The Company’s investments in CLOs are generally subordinated to other interests in the CLOs and entitle the Company to receive a pro-rata portion of the residual cash flows, if any, from the CLOs. Please see note 8 for more information on CLO debt obligations.
Unconsolidated VIEs
The Company holds variable interests in certain VIEs in the form of direct equity interests that are not consolidated because it is not the primary beneficiary, inasmuch as its fee arrangements are considered at-market and it does not hold interests in those entities that are considered more than insignificant.
The carrying value of the Company’s investments in VIEs that were not consolidated are shown below.

	Carrying Value as of
	June 30, 2022	December 31, 2021

Corporate investments	$917,522	$895,116
Due from affiliates	2,142	188,237
Maximum exposure to loss	$919,664	$1,083,353

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2022
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
Corporate investments consisted of the following:

	As of
Corporate Investments	June 30, 2022	December 31, 2021

Equity-method investments:
Funds	$1,024,798	$915,185
Companies	7,140	36,225
Other investments, at fair value	101,729	71,154
Total corporate investments	$1,133,667	$1,022,564
The components of investment income (loss) are set forth below:

	Three months ended June 30,		Six months ended June 30,
Investment Income (Loss)	2022	2021	2022	2021

Equity-method investments:
Funds	$(34,591)	$63,689	$(20,338)	$170,213
Companies	(590)	(37)	(1,236)	(15)
Other investments, at fair value	4,507	(3,112)	2,641	3,581
Total investment income (loss)	$(30,674)	$60,540	$(18,933)	$173,779

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
Each reporting period, the Company evaluates each of its equity-method investments to determine if any are considered significant, as defined by the SEC. For the six months ended June 30, 2022, no individual equity-method investment met the significance criteria.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2022
($ in thousands, except where noted)
Summarized financial information of the Company’s equity-method investments is set forth below.

	Three months ended June 30,		Six months ended June 30,
Statements of Operations	2022	2021	2022	2021
Revenues / investment income	$789,232	$530,517	$1,629,837	$943,828
Interest expense	(70,880)	(45,063)	(125,170)	(84,004)
Other expenses	(181,318)	(204,371)	(402,309)	(403,629)
Net realized and unrealized gain (loss) on investments	(896,459)	2,780,093	90,341	7,116,174
Net income (loss)	$(359,425)	$3,061,176	$1,192,699	$7,572,369
Other Investments, at Fair Value
Other investments, at fair value primarily consist of (a) investments in certain Oaktree and non-Oaktree funds (b) non-investment grade debt securities, and (c) derivatives utilized to economically hedge the Company’s exposure to investment income earned from its funds.
The following table summarizes net gains (losses) attributable to the Company’s other investments:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Realized gain	$835	$16,475	$744	$25,147
Net change in unrealized gain (loss)	3,672	(19,587)	1,897	(21,566)
Total gain (loss)	$4,507	$(3,112)	$2,641	$3,581

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2022
($ in thousands, except where noted)
Investments of Consolidated Funds
Investments, at Fair Value
Investments held and securities sold short by the consolidated funds are summarized below:

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
United States:
Debt securities:
Communication services	$553,825	$635,930	4.8%	5.6%
Consumer discretionary	817,711	665,405	7.0	5.8
Consumer staples	284,998	190,391	2.4	1.7
Energy	340,200	354,585	2.9	3.1
Financials	555,469	463,412	4.8	4.0
Health care	379,530	459,713	3.3	4.0
Industrials	960,028	891,850	8.2	7.8
Information technology	717,465	685,959	6.2	6.0
Materials	566,299	436,434	4.9	3.8
Real estate	218,468	202,131	1.9	1.8
Utilities	334,638	305,220	2.9	2.7
Other	15,961	10,683	0.1	0.1
Total debt securities (cost: $6,130,546 and $5,303,858 as of June 30, 2022 and December 31, 2021, respectively)	5,744,592	5,301,713	49.4	46.3
Equity securities:
Communication services	76,262	54,635	0.7	0.5
Consumer discretionary	137,486	126,978	1.2	1.1
Energy	425,882	369,912	3.7	3.2
Financials	188,473	151,501	1.6	1.3
Health care	31,429	33,475	0.3	0.3
Industrials	292,763	246,856	2.5	2.2
Information Technology	132	—	0.0	0.0
Materials	874	82,273	0.0	0.7
Utilities	82,581	81,989	0.7	0.7
Total equity securities (cost: $948,789 and $1,086,667 as of June 30, 2022 and December 31, 2021, respectively)	1,235,882	1,147,619	10.7	10.0

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2022
($ in thousands, except where noted)

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Europe:
Debt securities:
Communication services	$656,085	$756,728	5.6%	6.6%
Consumer discretionary	728,958	915,535	6.3	8.0
Consumer staples	200,253	206,590	1.7	1.8
Energy	1,066	1,251	0.0	0.0
Financials	81,095	98,126	0.7	0.9
Health care	627,782	751,936	5.4	6.6
Industrials	526,935	656,033	4.5	5.7
Information technology	281,592	383,041	2.4	3.3
Materials	416,887	466,181	3.6	4.1
Real estate	29,702	34,116	0.3	0.3
Utilities	4,594	1,777	0.0	0.0
Other	7,126	15,049	0.1	0.1
Total debt securities (cost: $3,948,722 and $4,289,708 as of June 30, 2022 and December 31, 2021, respectively)	3,562,075	4,286,363	30.6	37.4
Equity securities:
Consumer discretionary	121,586	102,919	1.0	0.9
Consumer staples	29,491	—	0.3	—
Financials	29,829	19,987	0.3	0.2
Health care	—	—	0.0	—
Industrials	81,099	27,475	0.7	0.2
Real estate	19,217	—	0.2	—
Total equity securities (cost: $254,561 and $119,114 as of June 30, 2022 and December 31, 2021, respectively)	281,222	150,381	2.5	1.3
Real estate:
Real estate	59,141	33,834	0.5	0.3
Total real estate securities (cost: $58,242 and $34,927 as of June 30, 2022 and December 31, 2021, respectively)	59,141	33,834	0.5	0.3
Asia and other:
Debt securities:
Communication services	7,259	6,087	0.1	0.1
Consumer discretionary	69,232	71,082	0.6	0.6
Consumer staples	10,601	13,378	0.1	0.1
Energy	24,826	24,325	0.2	0.2
Financials	7,457	14,739	0.1	0.1
Health care	5,882	4,084	0.1	0.0
Industrials	22,178	7,084	0.2	0.1
Information technology	390	714	0.0	0.0
Materials	115,504	121,151	1.0	1.1
Real estate	329,023	131,155	2.8	1.1
Utilities	3,378	3,743	0.0	0.0
Other	21,194	9,482	0.2	0.1
Total debt securities (cost: $646,759 and $417,825 as of June 30, 2022 and December 31, 2021, respectively)	616,924	407,024	5.3	3.6

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2022
($ in thousands, except where noted)

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Asia and other:
Equity securities:
Consumer discretionary	952	1,057	0.0%	0.0%
Energy	9,307	8,332	0.1	0.1
Industrials	94,518	81,782	0.8	0.7
Real estate	32,916	38,614	0.3	0.3
Utilities	23	176	0.0	0.0
Total equity securities (cost: $120,953 and $120,308 as of June 30, 2022 and December 31, 2021, respectively)	137,716	129,961	1.2	1.1

Total debt securities	$9,923,591	$9,995,100	85.3	87.2
Total equity securities	1,654,820	1,427,961	14.2	12.5
Total real estate	59,141	33,834	0.5	0.3
Total investments, at fair value	$11,637,552	$11,456,895	100.0%	100.0%
As of June 30, 2022 and December 31, 2021, no single issuer or investment had a fair value that exceeded 5% of Oaktree’s total consolidated net assets.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2022
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
The following table summarizes net gains (losses) from investment activities:

	Three months ended June 30,
	2022		2021
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Investments and other financial instruments	$21,673	$(124,313)	$2,268	$60,460
CLO liabilities (1)	(12,319)	(40,956)	2,602	7,582
Foreign-currency forward contracts (2)	14,133	9,494	1,073	2,116
Total-return and interest-rate swaps (2)	4,266	32,939	(79)	1,018
Options and futures (2)	4,108	(2,088)	(715)	(81)
Commodity swaps (2)	(15,735)	(30,428)	—	126
Total	$16,126	$(155,352)	$5,149	$71,221

	Six months ended June 30,
	2022		2021
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Investments and other financial instruments	$(68,382)	$76,954	$7,235	$107,832
CLO liabilities (1)	(14,434)	(86,800)	4,530	12,145
Foreign-currency forward contracts (2)	15,089	12,422	(300)	4,822
Total-return and interest-rate swaps (2)	282	106	(79)	984
Options and futures (2)	10,081	(105)	(193)	118
Commodity swaps (2)	(15,735)	(29,570)	—	(812)
Total	$(73,099)	$(26,993)	$11,193	$125,089

(1)    Represents the net change in the fair value of CLO liabilities based on the more observable fair value of CLO assets, as measured under the CLO measurement guidance. Please see note 2 for more information.
(2)    Please see note 7 for additional information.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2022
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

	As of June 30, 2022				As of December 31, 2021
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
U.S. Treasury and other securities (1)	$6,285	$—	$—	$6,285	$2,086	$—	$—	$2,086
Corporate investments	86,702	1,217	6,397	94,316	62,124	7,316	1,714	71,154
Foreign-currency forward contracts - included in corporate investments	—	7,413	—	7,413	—	6,414	—	6,414
Foreign-currency forward contracts - included in other assets	—	4,844	—	4,844	—	4,799	—	4,799
Total assets	$92,987	$13,474	$6,397	$112,858	$64,210	$18,529	$1,714	$84,453

Liabilities
Foreign-currency forward contracts - included in other liabilities	—	—	—	—	—	(536)	—	(536)
Foreign-currency forward contracts - included in debt obligations	—	(5,327)	—	(5,327)	—	—	—	—

(1)    For U.S. Treasury securities the carrying value approximates fair value due to their short-term nature and are classified as Level I investments within the fair value hierarchy detailed above.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2022
($ in thousands, except where noted)
The table below sets forth a summary of changes in the fair value of Level III financial instruments:

	Three months ended June 30,
	2022	2021

Corporate Investments:
Beginning balance	$—	$27,924
Contributions or additions	7,863	10,218
Distributions	—	(13,332)
Net gain (loss) included in earnings	(1,466)	7,961
Ending balance	$6,397	$32,771

Net change in unrealized gains (losses) attributable to financial instruments still held at end of period	$(1,211)	$(8,515)

	Six months ended June 30,
	2022	2021

Corporate Investments:
Beginning balance	$1,714	$27,045
Contributions or additions	7,863	10,218
Distributions	(1,590)	(14,024)
Net gain (loss) included in earnings	(1,590)	9,532
Ending balance	$6,397	$32,771

Net change in unrealized gains (losses) attributable to financial instruments still held at end of period	$(1,622)	$(7,636)
The Company’s Level III financial instrument held as of June 30, 2022 consists of sponsor earn-out shares received in connection with the deconsolidation of a SPAC during the quarter. The Company’s Level III financial instruments held as of December 31, 2021 primarily consisted of the subordinated notes of one unconsolidated CLO, which was sold during the six months ended June 30, 2022.
The table below sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the Company’s Level III financial instruments at June 30,2022:

	Fair Value as of		Significant Unobservable Input
Financial Instrument	June 30, 2022	Valuation Technique		Input Value

Sponsor earn-out shares	$6,397	Black-Scholes option pricing model	Volatility	55%

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2022
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

	As of June 30, 2022				As of December 31, 2021
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Investments:
Corporate debt – bank debt	$—	$7,572,054	$850,679	$8,422,733	$—	$7,867,741	$597,188	$8,464,929
Corporate debt – all other	4,380	1,294,854	201,624	1,500,858	—	1,300,595	229,576	1,530,171
Equities – common stock	286,958	24,015	682,462	993,435	206,133	76,751	581,748	864,632
Equities – preferred stock	75,823	132	585,430	661,385	77,299	—	486,030	563,329
Real estate	—	—	59,141	59,141	—	—	33,834	33,834
Total investments	367,161	8,891,055	2,379,336	11,637,552	283,432	9,245,087	1,928,376	11,456,895
Derivatives:
Foreign-currency forward contracts	—	18,768	—	18,768	—	5,062	—	5,062
Swaps	699	35	—	734	—	1,162	—	1,162
Options and futures	9	—	—	9	509	—	—	509
Total derivatives (1)	708	18,803	—	19,511	509	6,224	—	6,733
Total assets	$367,869	$8,909,858	$2,379,336	$11,657,063	$283,941	$9,251,311	$1,928,376	$11,463,628

Liabilities
CLO debt obligations:
Senior secured notes	$—	$(7,533,790)	$—	$(7,533,790)	$—	$(7,472,521)	$—	$(7,472,521)
Subordinated notes	—	(288,087)	—	(288,087)	—	(333,742)	—	(333,742)
Total CLO debt obligations (2)	—	(7,821,877)	—	(7,821,877)	—	(7,806,263)	—	(7,806,263)
Derivatives:
Foreign-currency forward contracts	—	(1,203)	—	(1,203)	—	(886)	—	(886)
Swaps	(35,227)	(777)	—	(36,004)	(4,100)	(235)	—	(4,335)
Options and futures	(234)	—	—	(234)	—	—	—	—
Warrants	—	—	—	—	—	(6,626)	—	(6,626)
Total derivatives (3)	(35,461)	(1,980)	—	(37,441)	(4,100)	(7,747)	—	(11,847)
Total liabilities	$(35,461)	$(7,823,857)	$—	$(7,859,318)	$(4,100)	$(7,814,010)	$—	$(7,818,110)

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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2022
($ in thousands, except where noted)
The following tables set forth a summary of changes in the fair value of Level III investments:

	Corporate Debt – Bank Debt	Corporate Debt – All Other	Equities – Common Stock	Equities – Preferred Stock	Real Estate	Total
Three months ended June 30, 2022
Beginning balance	$867,294	$224,490	$690,278	$593,752	$36,887	$2,412,701
Deconsolidation of funds	(33,428)	—	(456)	—	—	(33,884)
Transfers into Level III	82,845	3,942	—	—	—	86,787
Transfers out of Level III	(20,766)	(1,475)	—	—	—	(22,241)
Purchases	62,126	6,207	9,179	79,781	20,194	177,487
Sales	(98,436)	(24,425)	(63,306)	(91,191)	—	(277,358)
Realized gain (losses), net	(422)	3	6,396	4	(827)	5,154
Unrealized appreciation (depreciation), net	(8,534)	(7,118)	40,371	3,084	2,887	30,690
Ending balance	$850,679	$201,624	$682,462	$585,430	$59,141	$2,379,336
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$(3,828)	$(87)	$(319)	$(2)	$—	$(4,236)
Three months ended June 30, 2021
Beginning balance	$429,031	$112,547	$257,162	$157,022	$—	$955,762
Transfers into Level III	15,261	2,655	—	—	—	17,916
Transfers out of Level III	(40,082)	(11,172)	—	—	—	(51,254)
Purchases	79,746	73,893	95,706	32,372	46,617	328,334
Sales	(65,875)	(554)	(4,579)	(1,655)	—	(72,663)
Realized losses, net	2,290	54	(8,272)	157	—	(5,771)
Unrealized appreciation (depreciation), net	660	(825)	10,177	4,289	(951)	13,350
Ending balance	$421,031	$176,598	$350,194	$192,185	$45,666	$1,185,674
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$(7)	$(306)	$1,787	$4,290	$(950)	$4,814

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2022
($ in thousands, except where noted)

	Corporate Debt – Bank Debt	Corporate Debt – All Other	Equities – Common Stock	Equities – Preferred Stock	Real Estate	Total
Six months ended June 30, 2022
Beginning balance	$597,188	$229,576	$581,748	$486,030	$33,834	$1,928,376
Deconsolidation of funds	(33,428)	—	(456)	—	—	(33,884)
Transfers into Level III	87,252	5,354	—	—	—	92,606
Transfers out of Level III	(41,449)	(3,950)	(6)	—	—	(45,405)
Purchases	413,281	8,169	109,641	171,159	24,141	726,391
Sales	(164,240)	(24,432)	(106,369)	(91,191)	—	(386,232)
Realized gain, net	2,466	(19)	(121,983)	4	(827)	(120,359)
Unrealized appreciation (depreciation), net	(10,391)	(13,074)	219,887	19,428	1,993	217,843
Ending balance	$850,679	$201,624	$682,462	$585,430	$59,141	$2,379,336
Net change in unrealized appreciation attributable to assets still held at end of period	$(4,314)	$(154)	$(282)	$(9)	$2	$(4,757)
Six months ended June 30, 2021
Beginning balance	$255,283	$79,085	$187,370	$23,219	$—	$544,957
Deconsolidation of funds	(3,065)	—	—	—	—	(3,065)
Transfers into Level III	51,283	2,960	5	—	—	54,248
Transfers out of Level III	(66,400)	(15,216)	—	—	—	(81,616)
Purchases	257,025	108,964	165,500	160,862	46,617	738,968
Sales	(79,880)	(4,486)	(4,794)	(1,655)	—	(90,815)
Realized losses, net	3,421	440	(8,272)	157	—	(4,254)
Unrealized depreciation, net	3,364	4,851	10,385	9,602	(951)	27,251
Ending balance	$421,031	$176,598	$350,194	$192,185	$45,666	$1,185,674
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$2,965	$5,411	$2,006	$9,602	$(950)	$19,034
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
The following table sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the consolidated funds’ Level III investments as of June 30, 2022:

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (1)(2)	Range	Weighted Average (3)

Credit-oriented investments:
Communication services	$97,538	Discounted cash flow (4)	Discount rate	12% - 19%	15%
	—	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Energy	—	Recent transaction price (6)	Quoted prices	Not applicable	Not applicable
	272	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	86,336	Discounted cash flow (4)	Discount rate	13% - 23%	15%
Financials	—	Market approach (comparable companies) (7)	Multiple of underlying assets (8)	0.9x - 1.1x	1.1x

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2022
($ in thousands, except where noted)

	41,921	Discounted cash flow (4)	Discount rate	14% - 17%	15%
	26,154	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	11,463	Recent transaction price (6)	Quoted prices	Not applicable	Not applicable
Health care	21,092	Discounted cash flow (4)	Discount rate	11% - 16%	13%
	43,701	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	—	Recent transaction price (8)	Quoted prices	Not applicable	Not applicable
Industrials	5,215	Discounted cash flow (6)	Discount rate	11% - 15%	12%
	976	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	6,260	Recent transaction price (8)	Quoted prices	Not applicable	Not applicable
	32,032	Market approach (value of underlying assets)	Multiple of underlying assets	0.9x - 1.1x	1.0x
Materials	128,041	Discounted cash flow (4)	Discount rate	11% - 15%	13%
	14,634	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	86,459	Recent transaction price (8)	Quoted prices	Not applicable	Not applicable
Real estate	41,186	Recent market information (7)	Quoted prices	Not applicable	Not applicable
	272,568	Recent transaction price (8)	Quoted prices	Not applicable	Not applicable
	60,644	Market approach (value of underlying assets)	Multiple of underlying assets	0.7x - 0.9x	0.8x
Utilities	—	Recent market information (7)	Quoted prices	Not applicable	Not applicable
Other	57,097	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	17,008	Discounted cash flow (4)	Discount rate	12% - 13%	12%
	1,708	Recent transaction price (6)	Quoted prices	Not applicable	Not applicable
Equity investments:
	219,433	Recent transaction price (6)	Quoted prices	Not applicable	Not applicable
	109,450	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	133,551	Discounted cash flow (4)	Discount rate	13% - 20%	19%
	99,589	Market approach (comparable companies) (7)	Revenue multiple (9)	0.3x - 4.0x	0.9x
	252,393	Market approach (comparable companies) (7)	Earnings multiple (10)	5.0x - 54.0x	7.7x
	453,476	Market approach (comparable companies) (7)	Multiple of underlying assets (8)	1.0x - 1.5x	1.0x
Real estate-oriented investments:
	55,139	Discounted cash flow (4)	Discount rate	13% - 20%	17%
	4,000	Recent transaction price (6)	Quoted prices	Not applicable	Not applicable
Total Level III investments	$2,379,336

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2022
($ in thousands, except where noted)
The following table sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the consolidated funds’ Level III investments as of December 31, 2021:

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (1)(2)	Range	Weighted Average (3)

Credit-oriented investments:
Consumer discretionary	$20,954	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	12,677	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	6,864	Discounted cash flow (6)	Discount rate	9% – 11%	10%
Communication services	60,384	Market approach (comparable companies) (7)	Revenue multiple (8)	2.0x - 4.0x	3.0x
	38,352	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	3,402	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
Energy	51,012	Discounted cash flow (6)	Discount rate	12% – 13%	12%
	33,987	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	13,640	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Financials	29,519	Discounted cash flow (6)	Discount rate	10% – 12%	11%
	23,129	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	13,187	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
Industrials	87,727	Discounted cash flow (6)	Discount rate	8% – 13%	10%
	1,852	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Materials	136,117	Discounted cash flow (6)	Discount rate	8% – 14%	9%
	24,420	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	6,674	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Real estate	76,503	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	60,643	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	0.7x - 0.9x	0.8x
	27,235	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Other	78,631	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	11,425	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	8,430	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	0.9x - 1.1x	1.0x
Equity investments:
	411,574	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	364,851	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	0.9x - 1.0x	1.0x
	110,973	Market approach (comparable companies) (7)	Earnings multiple (10)	6.0x - 16.0x	11.3x
	83,999	Discounted cash flow (6)	Discount rate	7% – 16%	16%
	59,805	Market approach (comparable companies) (7)	Revenue multiple (8)	3.0x - 11.0x	8.7x
	36,576	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Real estate-oriented:
	18,526	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	15,308	Discounted cash flow (6)	Discount rate	24% – 26%	25%
Total Level III investments	$1,928,376

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
June 30, 2022
($ in thousands, except where noted)
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
There were no changes in the valuation techniques for Level III securities for the three and six months ended June 30, 2022. During the three and six months ended June 30, 2021, the valuation technique for one Level III credit-oriented investment changed from recent transaction price to discounted cash flow and another from discounted cash flow to recent market information.
7. DERIVATIVES AND HEDGING
The fair value of freestanding derivatives consisted of the following:

	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
As of June 30, 2022
Foreign-currency forward contracts	$290,072	$12,257	$(235,660)	$(5,327)

As of December 31, 2021
Foreign-currency forward contracts	$324,322	$11,213	$(24,735)	$(536)
Realized and unrealized gains and losses arising from freestanding derivatives were recorded in the condensed consolidated statements of operations as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Investment income	$64	$(976)	$1,448	$7,939
General and administrative expense (1)	302	(50)	1,290	3,618
Total	$366	$(1,026)	$2,738	$11,557

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2022
($ in thousands, except where noted)
(1)    To the extent that the Company’s freestanding derivatives are utilized to hedge its foreign-currency exposure to investment income and management fees earned from consolidated funds, the related hedged items are eliminated in consolidation, with the derivative impact (a positive number reflects a reduction in expenses) reflected in consolidated general and administrative expense.
There were no derivatives outstanding that were designated as hedging instruments for accounting purposes as of June 30, 2022 and December 31, 2021.

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
The fair value of derivatives held by the consolidated funds consisted of the following:

	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
As of June 30, 2022
Foreign-currency forward contracts	$447,396	$18,768	$(20,161)	$(1,203)
Total-return and interest-rate and credit default swaps	2,030	734	(160,147)	(36,004)
Options and futures	21,501	9	(809,371)	(234)
Total	$470,927	$19,511	$(989,679)	$(37,441)

As of December 31, 2021
Foreign-currency forward contracts	$210,868	$5,062	$(24,845)	$(886)
Total-return and interest-rate and credit default swaps	13,727	1,162	(27,254)	(4,335)
Options and futures	213,575	509	—	—
Warrants	—	—	—	(6,626)
Total	$438,170	$6,733	$(52,099)	$(11,847)

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2022
($ in thousands, except where noted)
The impact of derivatives held by the consolidated funds in the consolidated statements of operations was as follows:

	Three months ended June 30,
	2022		2021
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Foreign-currency forward contracts	$14,133	$9,494	$1,073	$2,116
Total-return and interest-rate and credit default swaps	4,266	32,939	(79)	1,018
Options and futures	4,108	(2,088)	(715)	(81)
Commodity swaps	(15,735)	(30,428)	—	126
Total	$6,772	$9,917	$279	$3,179

	Six months ended June 30,
	2022		2021
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Foreign-currency forward contracts	$15,089	$12,422	$(300)	$4,822
Total-return and interest-rate and credit default swaps	282	106	(79)	984
Options and futures	10,081	(105)	(193)	118
Commodity swaps	(15,735)	(29,570)	—	(812)
Total	$9,717	$(17,147)	$(572)	$5,112
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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2022
($ in thousands, except where noted)

	Gross Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of June 30, 2022		Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Foreign-currency forward contracts	$12,731	$474	$—	$12,257
Derivative assets of consolidated funds:
Cross-currency swap	—	—	—	—
Foreign-currency forward contracts	18,768	—	—	18,768
Total-return and interest-rate and credit default swaps	734	—	—	734
Options and futures	9	—	—	9
Subtotal	19,511	—	—	19,511
Total	$32,242	$474	$—	$31,768

Derivative Liabilities:
Foreign-currency forward contracts	$(5,801)	$(474)	$—	$(5,327)
Derivative liabilities of consolidated funds:
Foreign-currency forward contracts	(1,203)	—	—	(1,203)
Total-return and interest-rate and credit default swaps	(36,004)	—	—	(36,004)
Options and futures	(234)	—	—	(234)
Warrants	—	—	—	—
Subtotal	(37,441)	—	—	(37,441)
Total	$(43,242)	$(474)	$—	$(42,768)

	Gross Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of December 31, 2021		Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Foreign-currency forward contracts	$11,213	$404	$—	$10,809
Derivative assets of consolidated funds:
Foreign-currency forward contracts	5,062	—	—	5,062
Total-return and interest-rate and credit default swaps	1,162	—	—	1,162
Options and futures	509	—	—	509
Subtotal	6,733	—	—	6,733
Total	$17,946	$404	$—	$17,542

Derivative Liabilities:
Foreign-currency forward contracts	$(536)	$(404)	$—	$(132)
Derivative liabilities of consolidated funds:
Foreign-currency forward contracts	(886)	—	—	(886)
Total-return and interest-rate and credit default swaps	(4,335)	—	—	(4,335)
Warrants	(6,626)	—		(6,626)
Subtotal	(11,847)	—	—	(11,847)
Total	$(12,383)	$(404)	$—	$(11,979)

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2022
($ in thousands, except where noted)
8. DEBT OBLIGATIONS AND CREDIT FACILITIES
Oaktree Capital I Debt Obligations
On March 30, 2022, Oaktree Capital I entered into a note and guaranty agreement with certain accredited investors pursuant to which Oaktree Capital I agreed to issue and sell to such investors €50 million of its 2.20% Senior Notes, Series A, due 2032, €75 million of its 2.40% Senior Notes, Series B, due 2034, and €75 million of its 2.58% Senior Notes, Series C, due 2037. These notes are senior unsecured obligations of Oaktree Capital I, a consolidated subsidiary of the Company, and jointly and severally guaranteed by OCM, Oaktree Capital II, L,P. (“Oaktree Capital II”) and Oaktree AIF Investments, L.P. (“Oaktree AIF”). The offering closed on June 8, 2022 and Oaktree Capital I received proceeds of €200 million on the closing date.

	As of
	June 30, 2022	December 31, 2021
Senior unsecured notes
€50,000, 2.20%, issued in June 2022, payable on June 8, 2032	$53,724	$—
€75,000, 2.40%, issued in June 2022, payable on June 8, 2034	$80,586	$—
€75,000, 2.58%, issued in June 2022, payable on June 8, 2037	$80,586	$—
Less: Debt issuance costs	$(1,142)	$—
Total debt obligations, net	$213,754	$—
Oaktree Capital I Guaranty Agreements
OCM, Oaktree Capital I, Oaktree Capital II and Oaktree AIF are co-obligors and jointly and severally liable for all debt obligations listed below, however, debt obligations are reflected in the condensed consolidated financial statements based upon the entity that actually made the borrowing and received the related proceeds. Prior to 2022, OCM had historically been the only direct borrower or issuer under credit agreements and private placement notes with third parties and made all payments of principal and interest. The Company’s financial statements after the Restructuring generally will not reflect debt obligations, interest expense or related liabilities associated with OCM, Oaktree Capital II and Oaktree AIF.
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
Oaktree Capital I, along with certain other Oaktree Operating Group members as co-borrowers, are parties to a credit agreement with a subsidiary of Brookfield that provides for a subordinated credit facility maturing on May 19, 2023. The subordinated credit facility has a revolving loan commitment of $250 million and borrowings generally bear interest at a spread to either LIBOR or an alternative base rate. Borrowings on the subordinated credit facility are subordinate to the outstanding debt obligations and borrowings on the primary credit facility of Oaktree Capital I and its co-borrowers. Oaktree Capital I is jointly and severally liable, along with its co-obligors for outstanding borrowings on the subordinated credit facility. The Company’s financial statements generally will not reflect debt obligations, interest expense or related liabilities associated with the subordinated credit facility until such time as Oaktree Capital I directly borrows from it. In March 2022, this credit facility was amended to extend the revolving credit maturity date from May 19, 2023 to September 14, 2026. No amounts were outstanding on the subordinated credit facility as of June 30, 2022.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2022
($ in thousands, except where noted)

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
Oaktree has a credit facility with a credit limit of $650 million. Based on the current credit ratings of OCM, the interest rate on borrowings is LIBOR plus 1.00% per annum and the commitment fee on the unused portions of the revolving credit facility is 0.10% per annum. The credit facility was amended on September 14, 2021 to among other things, (i) extend the maturity date from December 13, 2024 to September 14, 2026, (ii) modify the assets under management covenant threshold from $65 billion of assets under management to $57.5 billion of management-fee generating assets under management and (iii) increase the maximum leverage ratio to 4.00 to 1.00.
As of June 30, 2022, OCM had no outstanding borrowings under the revolving credit facility. OCM and the Company were in compliance with all financial maintenance covenants associated with its senior notes and bank credit facility as of June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022, Oaktree Capital I is jointly and severally liable, along with its co-obligors, for the debt obligations listed below with an aggregate outstanding principal balance of $1,050 million. The Company’s maximum exposure to these debt obligations is set forth below:

	As of
	June 30, 2022	December 31, 2021
Senior unsecured notes
$50,000, 3.91%, issued in September 2014, payable on September 3, 2024	50,000	50,000
$100,000, 4.01%, issued in September 2014, payable on September 3, 2026	100,000	100,000
$100,000, 4.21%, issued in September 2014, payable on September 3, 2029	100,000	100,000
$100,000, 3.69%, issued in July 2016, payable on July 12, 2031	100,000	100,000
$250,000, 3.78%, issued in December 2017, payable on December 18, 2032	250,000	250,000
$200,000, 3.64%, issued in July 2020, payable on July 22, 2030	200,000	200,000
$50,000, 3.84%, issued in July 2020, payable on July 22, 2035	50,000	50,000
$200,000, 3.06%, issued in January 2022, payable on January 12, 2037	200,000	—
Credit facility, issued in March 2014, variable rate obligations payable on September 14, 2026	—	55,000
Total remaining principal	$1,050,000	$905,000

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2022
($ in thousands, except where noted)
Debt Obligations of the Consolidated Funds
Certain consolidated funds may maintain revolving credit facilities that are secured by the assets of the fund or may issue senior variable rate notes to fund investments on a longer term basis, generally up to ten years. The obligations of the consolidated funds are nonrecourse to the Company.
The consolidated funds had the following debt obligations outstanding:

	Outstanding Amount as of		Key terms as of June 30, 2022
Credit Agreement	June 30, 2022	December 31, 2021	Facility Capacity	Effective Interest Rate	Weighted Average Remaining Maturity (years)	Commitment Fee Rate	L/C Fee
Revolving credit facility (1)	$937,980	$1,119,178	$1,243,342	2.96%	0.13	0.25%	N/A
Secured borrowings	—	12,740
Total debt obligations	$937,980	$1,131,918
Less: Debt issuance costs	(365)	(2,552)
Total debt obligations, net (2)	$937,615	$1,129,366

(1)    The credit facility capacity is calculated on a pro rata basis using fund commitments as of June 30, 2022.
(2)    For the revolving credit facilities, amount is shown net of debt issuance costs of $365 and $2,552 that are included in other assets, net at June 30, 2022.

As of June 30, 2022 and December 31, 2021, the consolidated funds had debt obligations with an aggregate outstanding principal balance of $0.9 billion and $1.1 billion, respectively. The carrying value of the revolving credit facilities approximated fair value due to recent issuance. Secured borrowing outstanding were recorded as a result of certain securities that were sold and simultaneously repurchased at a premium, with amounts payable to the counterparty due on the repurchase settlement date. Financial instruments that are valued using quoted prices for the security or similar securities are generally classified as Level III because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities, or may require adjustment for investment-specific factors or restrictions.
Debt Obligations of CLOs
Debt obligations of CLOs represent amounts due to holders of debt securities issued by the CLOs, as well as term loans of CLOs that had not priced as of period end. Outstanding debt obligations of CLOs were as follows:

	As of June 30, 2022			As of December 31, 2021
	Fair Value (1)	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)	Fair Value (1)	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)
Senior secured notes	$7,533,790	2.51%	11.0	$7,472,521	1.75%	11.0
Subordinated notes (2)	288,087	N/A	9.5	333,742	N/A	11.2
Total CLO debt obligations	$7,821,877			$7,806,263

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
The debt obligations of CLOs are nonrecourse to the Company and are backed by the investments held by the respective CLO. Assets of one CLO may not be used to satisfy the liabilities of another. As of June 30, 2022

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2022
($ in thousands, except where noted)
and December 31, 2021, the fair value of CLO assets was $9.0 billion and $9.1 billion, respectively, and consisted of cash, corporate loans, corporate bonds and other securities.
As of June 30, 2022, future scheduled principal or par value payments with respect to the debt obligations of CLOs were as follows:

Remainder of 2022	$27,825
2023	—
2024	—
2025	—
2026	—
Thereafter	8,467,324
Total	$8,495,149

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2022
($ in thousands, except where noted)
9. LEASES
The Company has operating leases related to office space and certain equipment with remaining lease terms expiring within one year through 2031, some of which include options to extend the leases for up to five years and some of which include options to terminate the leases within one year. As of June 30, 2022, there were no finance leases outstanding and no additional operating leases that have not yet commenced.
The components of lease expense included in general and administrative expense were as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Operating lease cost	$1,759	$2,029	$3,538	$4,034
Sublease income	(219)	(103)	(206)	(205)
Total lease cost	$1,540	$1,926	$3,332	$3,829

Supplemental cash flow information related to leases was as follows:

Six months ended June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$3,052
Weighted average remaining lease term for operating leases (in years)	8.73
Weighted average discount rate for operating leases	4.4%
As of June 30, 2022, maturities of operating lease liabilities were as follows:

Remainder of 2022	$3,022
2023	5,292
2024	4,286
2025	4,155
2026	4,155
Thereafter	19,126
Total lease payments	40,036
Less: imputed interest	(6,675)
Total operating lease liabilities	$33,361

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2022
($ in thousands, except where noted)
10. NON-CONTROLLING REDEEMABLE INTERESTS IN CONSOLIDATED FUNDS
The following table sets forth a summary of changes in the non-controlling redeemable interests in the consolidated funds. Dividends reinvested and in-kind contributions or distributions are non-cash in nature and have been presented on a gross basis in the table below.

	Six months ended June 30,
	2022	2021

Beginning balance	$1,723,294	$715,347
Fund consolidation and deconsolidation, net	(247,270)	(192,941)
Contributions	547,100	315,064
Distributions	(132,979)	(99,719)
Net income	66,850	111,891
Change in distributions payable	(15)	10,098
Foreign currency translation and other, net	(1,272)	(14,787)
Ending balance	$1,955,708	$844,953
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
As of June 30, 2022 and December 31, 2021, OCGH units represented 56,822,301 of the total 159,902,461 Oaktree Operating Group units and 60,783,255 of the total 159,919,875 Oaktree Operating Group units, respectively. Based on total allocable capital of $1,364,096 and $1,565,119 as of June 30, 2022 and December 31, 2021, respectively, the OCGH non-controlling interest was $485,353 and $612,228. As of June 30, 2022 and December 31, 2021, there were no non-controlling interests attributable to third parties.
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
June 30, 2022
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
June 30, 2022
($ in thousands, except where noted)
The following table sets forth a summary of net income attributable to the preferred unitholders, the OCGH non-controlling interest and the Class A common unitholders:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Weighted average Oaktree Operating Group units outstanding (in thousands):
Non-controlling interest	60,676	60,869	60,727	61,104
Class A unitholders	99,231	99,137	99,184	98,923
Total weighted average units outstanding	159,907	160,006	159,911	160,027

Oaktree Operating Group net income (loss):
Net income attributable to preferred unitholders (1)	$6,829	$6,829	$13,658	$13,658
Net income (loss) attributable to non-controlling interest	(13,151)	52,548	(16,153)	217,183
Net income (loss) attributable to OCG Class A unitholders	(17,812)	85,588	(25,661)	350,505
Oaktree Operating Group net income (loss)	$(24,134)	$144,965	$(28,156)	$581,346
Net income (loss) attributable to OCG Class A unitholders:
Oaktree Operating Group net income (loss) attributable to OCG Class A unitholders	$(17,812)	$85,588	$(25,661)	$350,505
Non-Operating Group income and expense	(3,544)	16,495	15,158	30,297
Net income (loss) attributable to OCG Class A unitholders	$(21,356)	$102,083	$(10,503)	$380,802

(1)    Represents distributions declared, if any, on the preferred units.
The change in the Company’s ownership interest in the Oaktree Operating Group is set forth below:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Net income (loss) attributable to OCG Class A unitholders	$(21,356)	$102,083	$(10,503)	$380,802
Equity reallocation between controlling and non-controlling interests	33,309	(2,216)	47,584	1,462
Change from net income (loss) attributable to OCG Class A unitholders and transfers from non-controlling interests	$11,953	$99,867	$37,081	$382,264
Please see notes 11, 12 and 13 for additional information regarding transactions that impacted unitholders’ capital.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2022
($ in thousands, except where noted)
12. EARNINGS PER UNIT
The computation of net income (loss) per Class A unit is set forth below:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands, except per unit amounts)
Net income (loss) per Class A unit (basic and diluted):
Net income (loss) attributable to OCG Class A unitholders	$(21,356)	$102,083	$(10,503)	$380,802
Weighted average number of Class A units outstanding (basic and diluted)	102,820	99,137	100,989	98,923
Basic and diluted net income (loss) per Class A unit	$(0.21)	$1.03	$(0.10)	$3.85
OCGH units are not exchangeable into Class A units. As the restrictions set forth in the then-current exchange agreement were in place for each applicable reporting period, OCGH units were not included in the computation of diluted earnings per unit for the three and six months ended June 30, 2022 and 2021.
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
During the six months ended June 30, 2022, the Company granted LTIP awards valued at $18.5 million to employees, partners and directors of the Company and its subsidiaries, subject to annual vesting over a weighted average period of approximately 4.6 years. No awards were granted during the three months ended June 30, 2022. As of June 30, 2022, the Company expected to recognize compensation expense on its unvested LTIP awards of $49.0 million, subject to adjustment based on future performance, over a weighted average period of 3.1 years. During the three and six months ended June 30, 2022, the Company recognized $5.0 million and $9.6 million, respectively, of compensation expense related to the LTIP, which was included in compensation and benefits expense in the condensed consolidated statement of operations.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2022
($ in thousands, except where noted)
Equity-Based Compensation
In December 2011, the Company adopted the 2011 Oaktree Capital Group, LLC Equity Incentive Plan (the “2011 Plan”). The 2011 Plan provides for the granting of options, unit appreciation rights, restricted unit awards, unit bonus awards, phantom equity awards or other unit-based awards to senior executives, directors, officers, certain employees, consultants, and advisors of the Company and its affiliates. As of June 30, 2022, a maximum of 23,988,048 units have been authorized to be awarded pursuant to the 2011 Plan, and 15,698,587 units (including 2,000,000 EVUs) have been awarded under the 2011 Plan. Each Class A and OCGH unit, when issued, represents an indirect interest in one Oaktree Operating Group unit. Total vested and unvested Converted OCGH Units, OCGH units and Class A units issued and outstanding were 159,902,461 as of June 30, 2022.
Restated Exchange Agreement
At the closing of the Merger, Oaktree entered into a Third Amended and Restated Exchange Agreement (the “OCGH Unit Exchange Agreement”) that among other things, allows limited partners of OCGH to exchange (“Exchanges”) certain vested limited partnership units of OCGH (“OCGH Units”) for cash, Brookfield Class A Shares, notes issued by a Brookfield subsidiary or equity interests in a subsidiary of OCGH that entitles such limited partners to the proceeds from a note, or a combination of the foregoing. Either of such notes will have a three-year maturity and will accrue interest at the then-current 5-year treasury note rate plus 3%. Only Converted OCGH Units, OCGH Units issued and outstanding at the time of the closing of the Merger, OCGH Units issued after the closing of the Merger pursuant to agreements in effect on March 13, 2019, OCGH Units issuable upon vesting of certain phantom equity awards (“Phantom Units”) and other OCGH Units consented-to by Brookfield will be, when vested, eligible to participate in an Exchange. Any such Exchange is subject to certain annual caps and limitations as set forth in the OCGH Unit Exchange Agreement. The form of the consideration in an Exchange is generally in the discretion of Brookfield, subject to certain limitations.
In general, OCGH limited partners are entitled to provide an election notice to participate in an Exchange with respect to eligible vested OCGH Units and Converted OCGH Units during the first 60 calendar days of each year beginning January 1, 2022 (an “Open Period”). In 2021 and 2020, holders of Converted OCGH Units and Phantom Units were eligible to provide an election notice with respect to their vested units. Each Exchange is consummated within the first 155 days of such calendar year, subject to extension in certain circumstances.
Valuation
Except as described below, each OCGH Unit is valued (i) by applying a 13.5x multiple to the trailing three-year average (or two-year average for Exchanges in 2022) of fee-related earnings less stock-based compensation at grant value and excluding depreciation and amortization and a 6.75x multiple to the trailing three-year average of net incentives created, and (ii) adding 100% of the value of net cash (defined as cash less the face value of debt and preferred stock, other than certain preferred stock issued in connection with certain Exchanges), 100% of the value of corporate investments and 75% of fund-level net accrued incentives as of December 31 of the prior year, in each case subject to certain adjustments. Amounts received in respect of each OCGH Unit is reduced by the amount of any non-tax related distributions received in the calendar year in which the Exchange occurs, but increased by an amount accruing daily from January 1 of such year to the date of the closing of the Exchange at a rate per annum equal to the 5-year treasury note rate as of December 31 of the prior year plus 3%. However, in 2020 and 2021, Converted OCGH Units and Phantom Units were valued at $49.00 per unit, less the amount of any capital distributions received upon vesting. Thereafter any such Converted OCGH Units and Phantom Units is valued using the same methodology applied to all other OCGH Units.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2022
($ in thousands, except where noted)
OCGH Unit Awards
As of June 30, 2022, the Company expected to recognize compensation expense on its unvested OCGH unit and Converted OCGH unit awards of $14.8 million over a weighted average period of 3.6 years. With respect to forfeitures, the Company made an accounting policy election to account for forfeitures when they occur. Accordingly, no forfeitures have been assumed in the calculation of compensation expense.
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
A summary of the status of the Company’s unvested Converted OCGH units and other OCGH unit awards and changes for the period presented are set forth below (actual dollars per unit):

	Converted OCGH Units (1)		OCGH Units
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value

Balance as of December 31, 2021	277,464	$46.79	338,530	$37.64
Granted	—	—	—	—
Vested	(137,875)	45.30	(135,723)	31.01
Forfeited	(2,969)	49.52	—	—
Balance as of June 30, 2022	136,620	$48.20	202,807	$42.07

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
Oaktree Equity Plan
In April 2022, the Company established an equity participation plan (“OEP”), through which certain employees of the Company’s indirect subsidiaries participate in certain equity interests in the Oaktree Operating Group.
During the three months ended June 30, 2022, the Company granted OEP awards valued at $8.0 million to certain employees of the Company and its subsidiaries, subject to annual vesting over a period of approximately 6.5 years. For the three and six months ended June 30, 2022, the Company recognized $0.3 million, and $0.3 million, respectively, of compensation expense related to the OEP awards, which were included in equity-based compensation expense in the combined and consolidated statements of operations. Total unvested units issued were 875,248 units as of June 30, 2022.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2022
($ in thousands, except where noted)
Valuation
The Company uses the Black-Scholes option pricing model to determine the grant date fair value of the OEP units. This model requires the Company to estimate the expected volatility and the expected term of the OEP units which are highly complex and subjective variables. The variables take into consideration, among other things, projected OEP unit exercise behavior. The Company uses a predicted volatility of its stock price during the expected life of the units that is based on the historical performance of the Company’s stock price as well as including an estimate using guideline companies. The expected term is computed using the simplified method as the Company’s best estimate given its lack of actual exercise history. The Company has selected a risk-free rate based on the implied yield available on U.S. Treasury securities with a maturity equivalent to the expected term of the award. Forfeitures are recognized as incurred. The OEP units were valued at $9.13 per unit, net of the upfront cash consideration from the employee.
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
Incentive Income
In addition to the incentive income recognized by the Company, certain of its funds have amounts recorded as potentially allocable to the Company as its share of potential future incentive income, based on each fund’s net asset value. Inasmuch as this incentive income is contingent upon future investment activity and other factors, it is not recognized by the Company as revenue until it is probable that a significant reversal will not occur. As of June 30, 2022 and December 31, 2021, respectively, the aggregate of such amounts recorded at the fund level in excess of incentive income recognized by the Company was $1,573,418 and $1,668,839, for which related direct incentive income compensation expense was estimated to be $820,739 and $868,408, respectively.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2022
($ in thousands, except where noted)
Commitments to Funds
As of June 30, 2022 and December 31, 2021, the Company, generally in its capacity as general partner, had undrawn capital and other commitments of $525.5 million and $325.8 million, respectively, including commitments to both unconsolidated and consolidated funds. Additionally, as of June 30, 2022 the Company had undrawn capital commitments of $412.5 million in its capacity as a limited partner in Opps XI (as defined in note 16).
Investment Commitments of the Consolidated Funds
Certain of the consolidated funds are parties to credit arrangements that provide for the issuance of letters of credit and/or revolving loans, which may require the particular fund to extend loans to investee companies. The consolidated funds use the same investment criteria in making these commitments as they do for investments that are included in the condensed consolidated statements of financial condition. The unfunded liability associated with these credit arrangements is equal to the amount by which the contractual loan commitment exceeds the sum of funded debt and cash held in escrow, if any. As of June 30, 2022 and December 31, 2021, the consolidated funds had potential aggregate commitments of $8.2 million and $13.5 million, respectively. These commitments are expected to be funded by the funds’ cash balances, proceeds from asset sales or drawdowns against existing capital commitments.
A consolidated fund may agree to guarantee the repayment obligations of certain investee companies. As of June 30, 2022 and December 31, 2021, there were no guaranteed amounts under such arrangements.
Certain consolidated funds are investment companies that are required to disclose financial support provided or contractually required to be provided to any of their portfolio companies. During the six months ended June 30, 2022, the consolidated funds did not provide any financial support to portfolio companies.
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

	As of
	June 30, 2022	December 31, 2021
Due from affiliates:
Loans to affiliates and employees	$—	$44,088
Amounts due from unconsolidated funds	1,868	2,829
Management fees and incentive income due from unconsolidated funds and affiliates	64,550	289,795
Payments made on behalf of unconsolidated entities	10,052	36,001
Non-interest bearing advances made to certain non-controlling interest holders and employees	54	148
Total due from affiliates	$76,524	$372,861
Due to affiliates:
Amounts due to unconsolidated entities	11,266	4,198
Total due to affiliates	$11,266	$4,198

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2022
($ in thousands, except where noted)
Loans To Affiliates and Employees
Loans primarily consist of (i) interest-bearing loans made to affiliates, and (ii) interest-bearing loans made to certain Oaktree employees to meet tax obligations related to vesting of equity awards.
On May 7, 2021 the Company, through its consolidated subsidiary Oaktree Capital I, L.P, entered into two revolving line of credit notes with Oaktree Capital Management, L.P., one as a borrower and the other as a lender. Both revolving line of credit notes allow for outstanding principal amounts not to exceed $250.0 million and mature on May 7, 2024. There were no loans to affiliates as of June 30, 2022, and no interest income were generated for the six months ended June 30, 2022.
The employee loans, which are generally recourse to the borrower or secured by vested equity and other collateral, typically bear interest at the Company’s cost of debt. As of June 30, 2022 and December 31, 2021, there were no Company loans to employees. The Company’s loans generated no interest income for the three and six months ended June 30, 2022, and $2 and $3 for the three and six months ended June 30, 2021, respectively.
As of June 30, 2022, certain employees had an outstanding note balance of $2.5 million to OCM.
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
Revenues Earned From Oaktree Funds
In aggregate, management fees and incentive income earned from unconsolidated Oaktree funds totaled $116.6 million and $179.6 million for the three and six months ended June 30, 2022, respectively, and $94.2 million and $647.2 million for the three and six months ended June 30, 2021, respectively.
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
June 30, 2022
($ in thousands, except where noted)
Administrative Services
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
The Company incurred administrative services expense of $0.2 million and $0.4 million for the three and six months ended June 30, 2022, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2021, respectively. As of June 30, 2022 and December 31, 2021, no amounts and $0.2 million, respectively were included in “Due to affiliates” in the condensed consolidated statements of financial condition.
Investment in Oaktree Opportunities Fund XI
The Company has subscribed for a limited partner interest in, and made a capital commitment of, $750.0 million to Oaktree Opportunities Fund XI, L.P., a parallel investment vehicle thereof or a feeder fund in respect of one of the foregoing (such limited partner interest, the “Opps XI Investment” and such fund entities collectively, “Opps XI”). In order to make the Opps XI Investment, the Company’s sole Class A unitholder, or one of its affiliates, will contribute cash as a capital contribution (the “Opps XI Investment Cash”) as and to the extent required to satisfy the Company’s obligations to Opps XI. The Company will use the Opps XI Investment Cash solely to fund the Opps XI Investment and satisfy its obligations in respect of Opps XI and distributions from the Opps XI Investment are intended for the benefit of the Class A unitholder, subject to applicable law. The Company’s preferred unitholders should not rely on distributions received by the Company in respect of the Company’s Opps XI Investment for payment of dividends or redemption of the preferred units. During the six months ended June 30, 2022, the Company funded $112.5 million of its capital commitment. As of June 30, 2022, the Company has funded in the aggregate $337.5 million of the $750.0 million capital commitment.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2022
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
18. SUBSEQUENT EVENTS
Class A Unit Distributions
A distribution of $0.38 per Class A unit was paid on August 10, 2022 to holders of record at the close of business on August 3, 2022.
Preferred Unit Distributions
A distribution of $0.414063 per Series A preferred unit will be paid on September 15, 2022 to Series A preferred unitholders of record at the close of business on September 1, 2022.
A distribution of $0.409375 per Series B preferred unit will be paid on September 15, 2022 to Series B preferred unitholders of record at the close of business on September 1, 2022.
Investment in 17Capital
On July 15, 2022, the Company completed its acquisition of a majority interest in 17Capital.

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
The Company’s current ownership and operational structure were the results of a merger with an affiliate of Brookfield Asset Management, Inc. (“Brookfield”) completed on September 30, 2019 (the “Merger”) and a subsequent restructuring (“Restructuring”) completed on October 1, 2019 in connection with such Merger. As a result of the Restructuring, references to “Oaktree” in this quarterly report will generally refer to the collective business of the Oaktree Operating Group, of which consolidated subsidiaries of the Company are components. Please see “Item 1. Business — Brookfield Merger and — Restructuring Transaction" within our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission for more information regarding the Merger and Restructuring.
OCM provides certain administrative and other services relating to the operations of the Company’s business pursuant to a Services Agreement between the Company and OCM.
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
The ongoing Russia-Ukraine conflict, including global sanctions imposed on Russia, will create continued uncertainty and volatility in the global financial markets and economy and, as a result, may adversely impact Oaktree’s business and its funds’ and their respective portfolio companies’ business. As of the date of this filing, we are not aware of any material risk to the stability of our condensed consolidated financial statements caused by the Russia-Ukraine conflict or the materiality of any effect such uncertainties may have on our business and operations.
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

Revenues
Oaktree’s business generates three types of revenue: management fees, incentive income and investment income. Management fees earned from third parties are billed monthly or quarterly based on annual rates and are typically earned for each of the funds that we manage. The contractual terms of management fees generally vary by fund structure. Management fees also may include performance-based fees earned from certain open-end and evergreen fund accounts. Subsequent to the Restructuring, our management fees consist primarily of fees earned from funds managed by OCM Cayman and sub-advisory fees for services provided to OCM. We also have the potential to earn incentive income from most of the closed-end and certain evergreen funds managed by Oaktree in our capacity as the general partner of those funds. These closed-end funds generally provide that we receive incentive income only after we have returned to our investors all of their contributed capital plus an annual preferred return, typically 8%. Once this occurs, we generally receive as incentive income 80% of all distributions otherwise attributable to our investors, and those investors receive the remaining 20% until we have received, as incentive income, 20% of all such distributions in excess of the contributed capital from the inception of the fund. Thereafter, all such future distributions attributable to our investors are distributed 80% to those investors and 20% to us as incentive income. Our third revenue source, investment income, represents our pro-rata share of income or loss from our investments, generally in our capacity as general partner in Oaktree funds and as an investor in our CLOs and third-party managed funds and companies.
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
Equity-based Compensation
Equity-based compensation expense reflects the non-cash charge associated with grants of Class A units, OCGH units, EVUs, OEP units, deferred equity units and other performance-based units. Subsequent to the Restructuring, our consolidated operating results primarily include equity-based compensation expense related to employees of OCM Cayman.
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
Other Income (Loss)
Interest Expense
Interest expense primarily reflects the interest expense of the consolidated funds, as well as the interest expense of Oaktree and its operating subsidiaries. Prior to the Restructuring, our financial statements reflected debt service of the entire Oaktree Operating Group. After the Restructuring, our financial statements reflect debt obligations, interest expense or related liabilities associated with our operating subsidiaries only if one of our two remaining Oaktree Operating Group entities, directly borrows or issues notes under Oaktree’s credit agreements, private placement notes or other debt arrangement.
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
Income Taxes
The Company is a publicly traded partnership. Because it satisfies the qualifying income test, it is not required to be treated as a corporation for U.S. federal and state income tax purposes; rather it is taxed as a partnership. The Company currently holds interests in Oaktree Capital I, L.P. (a non-corporate entity that is not subject to U.S. federal corporate income tax) and Oaktree Capital Management (Cayman), L.P. (which holds subsidiaries that are taxable in non-U.S. jurisdictions). Subsequent to the Restructuring, the Company no longer includes on our financial statements economic interests in OCM, Oaktree Capital II, Oaktree Investment Holdings, and Oaktree AIF.
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
Operating Metrics
We monitor certain operating metrics that we believe provide important information and data regarding our business. A substantial portion of our revenues is comprised of incentive income and investment income earned in our capacity as general partner of certain Oaktree funds. To analyze and monitor our operating performance we utilize incentive-creating AUM, incentives created (fund level) and accrued incentives (fund level). These operating metrics provide us with detailed information and insight into the operating performance of the funds we manage.
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

GAAP Consolidated Results of Operations
The following table sets forth our unaudited condensed consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands, except per unit data)
Revenues:
Management fees	$63,079	$57,894	$123,510	$114,220
Incentive income	53,504	92,522	56,103	643,947
Total revenues	116,583	150,416	179,613	758,167
Expenses:
Compensation and benefits	(37,830)	(38,476)	(81,919)	(79,723)
Equity-based compensation	(1,952)	(2,562)	(3,450)	(5,965)
Incentive income compensation	(12,937)	(48,553)	(17,894)	(314,483)
Total compensation and benefits expense	(52,719)	(89,591)	(103,263)	(400,171)
General and administrative	(6,259)	(8,631)	(11,297)	(13,576)
Depreciation and amortization	(411)	(586)	(993)	(1,165)
Consolidated fund expenses	(15,357)	(14,013)	(40,159)	(24,847)
Total expenses	(74,746)	(112,821)	(155,712)	(439,759)
Other income (loss):
Interest expense	(57,849)	(43,227)	(97,040)	(80,103)
Interest and dividend income	129,857	94,343	253,429	182,787
Net realized gain (loss) on consolidated funds’ investments	16,126	5,149	(73,099)	11,193
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	(155,352)	71,221	(26,993)	125,089
Investment income (loss)	(30,674)	60,540	(18,933)	173,779
Other income, net	—	—	—	19
Total other income (loss)	(97,892)	188,026	37,364	412,764
Income (loss) before income taxes	(56,055)	225,621	61,265	731,172
Income taxes	(3,716)	(3,165)	(7,413)	(5,435)
Net income (loss)	(59,771)	222,456	53,852	725,737
Less:
Net (income) loss attributable to non-controlling interests in consolidated funds	32,093	(60,586)	(66,850)	(111,891)
Net (income) loss attributable to non-controlling interests in consolidated subsidiaries	13,151	(52,958)	16,153	(219,386)
Net income (loss) attributable to OCG	(14,527)	108,912	3,155	394,460
Net income attributable to preferred unitholders	(6,829)	(6,829)	(13,658)	(13,658)
Net income (loss) attributable to OCG Class A unitholders	$(21,356)	$102,083	$(10,503)	$380,802

Distributions declared per Class A unit	$0.16	$2.34	$1.13	$3.41
Net income (loss) per Class A unit (basic and diluted):
Net income (loss) per Class A unit	$(0.21)	$1.03	$(0.10)	$3.85
Weighted average number of Class A units outstanding	102,820	99,137	100,989	98,923

Second Quarter Ended June 30, 2022 Compared to the Second Quarter Ended June 30, 2021
Revenues
Management Fees
Management fees increased $5.2 million, or 9.0%, to $63.1 million for the second quarter of 2022, from $57.9 million for the second quarter of 2021. The increase was primarily due to sub-advisory fees earned, reflecting both growth of Oaktree’s business operations and its impact to the sub-advisory fees we earn from these arrangements.
Incentive Income
Incentive income decreased $39.0 million to $53.5 million for the second quarter of 2022, from $92.5 million for the second quarter of 2021. The decrease in incentive income was primarily due to lower distributions from Private Equity and Credit closed-end funds that were paying incentive income. Incentive income for the second quarter of 2022 was primarily due to the deconsolidation of a SPAC.
Expenses
Compensation and Benefits
Compensation and benefits expense decreased $0.7 million, or 1.8%, to $37.8 million for the second quarter of 2022, from $38.5 million for the second quarter of 2021. The decrease in compensation and benefits expense was primarily due to foreign exchange.
Equity-based Compensation
Equity-based compensation expense decreased $0.6 million, or 23.1%, to $2.0 million for the second quarter of 2022, from $2.6 million for the second quarter of 2021, reflecting that beginning in 2020, deferred compensation was primarily paid in Long-Term Incentive Plan awards rather than equity-based awards, partially offset by the new OEP awards granted during the second quarter of 2022.
Incentive Income Compensation
Incentive income compensation expense decreased $35.7 million to $12.9 million for the second quarter of 2022, from $48.6 million for the second quarter of 2021, primarily reflecting the decrease in incentive income.
General and Administrative
General and administrative expense decreased $2.3 million, or 26.7%, to $6.3 million for the second quarter of 2022, from $8.6 million for the second quarter of 2021, primarily reflecting certain one-time research and market data costs incurred during 2021 and foreign exchange.
Depreciation and Amortization
Depreciation and amortization expense was $0.4 million and $0.6 million for the second quarter of 2022 and 2021, respectively.
Consolidated Fund Expenses
Consolidated fund expenses increased $1.4 million, or 10.0%, to $15.4 million for the second quarter of 2022, from $14.0 million for the second quarter of 2021. The increase reflects the impact of general costs incurred by our consolidated funds and changes to the funds that were consolidated during the second quarter of 2022.
Other Income (Loss)
Interest Expense
Interest expense increased $14.6 million, or 33.8%, to $57.8 million for the second quarter of 2022, from $43.2 million for the second quarter of 2021. The increase was primarily attributable to higher interest rates, additional CLO issuances, and increased debt outstanding by our consolidated funds.

Interest and Dividend Income
Interest and dividend income increased $35.6 million, or 37.8%, to $129.9 million for the second quarter of 2022, from $94.3 million for the second quarter of 2021. The increase was primarily attributable to our consolidated funds.
Net Realized Gain (Loss) on Consolidated Funds’ Investments
Net realized gain (loss) on consolidated funds’ investments increased $11.0 million, from a gain of $5.1 million for the second quarter of 2021 to a gain of $16.1 million for the second quarter of 2022. The increase in our net realized gain (loss) reflects our consolidated funds’ performance on investments sold and primarily resulted from gains in Opps XI.
Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments decreased $226.6 million, to a loss of $155.4 million for the second quarter of 2022, from a gain of $71.2 million for the second quarter of 2021. Excluding the impact of the reversal of net realized gain (loss) on consolidated funds’ investments, the net change in unrealized appreciation (depreciation) on consolidated funds’ investments decreased $215.6 million, to a net loss of $139.2 million for the second quarter of 2022, from a net gain of $76.4 million for the second quarter of 2021, primarily driven by current market conditions affecting the values of investments held by Opps XI and our CLOs.
Investment Income (Loss)
Investment income (loss) decreased $91.2 million, or 150.7%, to a loss of $30.7 million for the second quarter of 2022, from a gain of $60.5 million for the second quarter of 2021. The decrease is primarily driven by current market conditions affecting the values of our Credit investments.
Income Taxes
Income taxes increased $0.5 million, or 15.6%, to $3.7 million for the second quarter of 2022, from $3.2 million for the second quarter of 2021. The increase primarily reflected higher taxable net income attributable to our operations outside of the United States during the second quarter of 2022. Please see the Income Taxes section of “—Understanding Our Results—Consolidation of Oaktree Funds” for details.
Net (Income) Loss Attributable to Non-controlling Interests in Consolidated Funds
Net (income) loss attributable to non-controlling interests in consolidated funds decreased $92.7 million, to net loss of $32.1 million for the second quarter of 2022, from net income of $60.6 million for the second quarter of 2021. The decrease reflected our consolidated funds’ performance attributable to third-party investors in each period. These effects are described in more detail under “—Other Income (Loss)” above.
Net Income (Loss) Attributable to Oaktree Capital Group, LLC Class A Unitholders
Net income attributable to Oaktree Capital Group, LLC Class A unitholders decreased $123.5 million, or 121.0%, to net loss of $21.4 million for the second quarter of 2022, from net income of $102.1 million for the second quarter of 2021, primarily reflecting unrealized investment losses driven by current market conditions.

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021
Revenues
Management Fees
Management fees increased $9.3 million, or 9.0%, to $123.5 million for the first six months of 2022, from $114.2 million for the first six months of 2021. The increase was primarily due to sub-advisory fees earned, reflecting both growth of Oaktree’s business operations and its impact to the sub-advisory fees we earn from these arrangements.
Incentive Income
Incentive income decreased $587.8 million to $56.1 million for the first six months of 2022, from $643.9 million for the first six months of 2021. The decrease in incentive income was primarily due to higher distributions from Private Equity and Credit closed-end funds that were paying incentive income. Incentive income for first six months of 2022 was primarily due to the deconsolidation of a SPAC during the second quarter.
Expenses
Compensation and Benefits
Compensation and benefits expense increased $2.2 million, or 2.8%, to $81.9 million for the first six months of 2022, from $79.7 million for the first six months of 2021. The increase in compensation and benefits expense was primarily due to the increased value of phantom equity awards and Long-Term Incentive Plan awards, partially offset by foreign exchange.
Equity-based Compensation
Equity-based compensation expense decreased $2.5 million, or 41.7%, to $3.5 million for the first six months of 2022, from $6.0 million for the first six months of 2021, reflecting that beginning in 2020, deferred compensation was primarily paid in Long-Term Incentive Plan awards rather than equity-based awards, partially offset by the new OEP awards granted during the second quarter of 2022.
Incentive Income Compensation
Incentive income compensation expense decreased $296.6 million to $17.9 million for the first six months of 2022, from $314.5 million for the first six months of 2021, primarily reflecting the decrease in incentive income.
General and Administrative
General and administrative expense decreased $2.3 million, or 16.9%, to $11.3 million for the first six months of 2022, from $13.6 million for the first six months of 2021, primarily reflecting certain one-time research and market data costs incurred during 2021 and foreign exchange.
Depreciation and Amortization
Depreciation and amortization expense was $1.0 million and $1.2 million for the first six months of 2022 and 2021, respectively.
Consolidated Fund Expenses
Consolidated fund expenses increased $15.4 million, or 62.1%, to $40.2 million for the first six months of 2022, from $24.8 million for the first six months of 2021. The increase reflects the impact of general costs incurred by our consolidated funds and changes to the funds that were consolidated during the first six months of 2022.
Other Income (Loss)
Interest Expense
Interest expense increased $16.9 million, or 21.1%, to $97.0 million for the first six months of 2022, from $80.1 million for the first six months of 2021. The increase was primarily attributable to higher interest rates, additional CLO issuances, and increased debt outstanding by our consolidated funds.

Interest and Dividend Income
Interest and dividend income increased $70.6 million, or 38.6%, to $253.4 million for the first six months of 2022, from $182.8 million for the first six months of 2021. The increase was primarily attributable to our consolidated funds.
Net Realized Gain (Loss) on Consolidated Funds’ Investments
Net realized gain (loss) on consolidated funds’ investments decreased by $84.3 million, from a gain of $11.2 million for the first six months of 2021 to a loss of $73.1 million for the first six months of 2022. The net realized loss during the first six months of 2022 reflects our consolidated funds’ performance on investments sold and is primarily due to realized losses on our Real Assets investments.
Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments decreased $152.1 million, to a depreciation of $27.0 million for the first six months of 2022, from an appreciation of $125.1 million for the first six months of 2021. Excluding the impact of the reversal of net realized gain (loss) on consolidated funds’ investments, the net change in unrealized appreciation (depreciation) on consolidated funds’ investments decreased $236.4 million, to a net loss of $100.1 million for the first six months of 2022, from a net gain of $136.3 million for the first six months of 2021, primarily driven by current market conditions affecting the values of investments held by Opps XI and our CLOs.
Investment Income (Loss)
Investment loss decreased $192.7 million, or 110.9%, to a loss of $18.9 million for the first six months of 2022, from a gain of $173.8 million for the first six months of 2021. The decrease is primarily driven by current market conditions affecting the values of our Credit and Private Equity investments.
Income Taxes
Income taxes increased $2.0 million, or 37.0%, to $7.4 million for the first six months of 2022, from $5.4 million for the first six months of 2021. The increase primarily reflected higher taxable net income attributable to our operations outside of the United States during the first six months of 2022. Please see the Income Taxes section of “—Understanding Our Results—Consolidation of Oaktree Funds” for details.
Net (Income) Loss Attributable to Non-controlling Interests in Consolidated Funds
Net (income) loss attributable to non-controlling interests in consolidated funds decreased $45.0 million, to net income of $66.9 million for the first six months of 2022, from net income of $111.9 million for the first six months of 2021. The decrease reflected our consolidated funds’ performance attributable to third-party investors in each period. These effects are described in more detail under “—Other Income (Loss)” above.
Net Income (Loss) Attributable to Oaktree Capital Group, LLC Class A Unitholders
Net loss attributable to Oaktree Capital Group, LLC Class A unitholders decreased $391.3 million, or 102.8%, to net loss of $10.5 million for the first six months of 2022, from net income of $380.8 million for the first six months of 2021, primarily reflecting unrealized investment losses driven by current market conditions.

Operating Metrics
We monitor certain operating metrics that we believe provide important data regarding our business. These operating metrics include incentive-creating AUM, incentives created (fund level), and accrued incentives (fund level).
Incentive-creating AUM
Our incentive-creating AUM is set forth below and includes only incentive-creating AUM generated by our indirect subsidiaries, Oaktree Capital I and OCM Cayman for the periods ended June 30, 2022 and December 31, 2021. Incentive-creating AUM does not include undrawn capital commitments and is set forth below:

	As of
	June 30, 2022	March 31, 2022	December 31, 2021
Incentive-creating AUM:	(in millions)
Closed-end funds	$39,743	$40,356	$36,726
Evergreen funds	3,487	4,239	4,219
Total	$43,230	$44,595	$40,945
Second Quarter Ended June 30, 2022
Incentive-creating AUM decreased $1.4 billion, or 3.1%, to $43.2 billion as of June 30, 2022, from $44.6 billion as of March 31, 2022. This decrease reflected $1.3 billion of market-value depreciation, inclusive of the impact of foreign currency fluctuations, and $0.1 billion of net distributions in the second quarter of 2022.
Six Months Ended June 30, 2022
Incentive-creating AUM increased $2.3 billion, or 5.6%, to $43.2 billion as of June 30, 2022, from $40.9 billion as of December 31, 2021. This increase reflected $1.5 billion of net contributions and $0.8 billion of market-value appreciation, inclusive of the impact of foreign currency fluctuations, during the six months ended 2022.
Accrued Incentives (Fund Level) and Incentives Created (Fund Level)
Accrued incentives (fund level), gross and net of incentive income compensation expense, as well as changes in accrued incentives (fund level), are set forth below.

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
	2022	2021	2022	2021
Accrued Incentives (Fund Level):	(in thousands)
Beginning balance	$1,666,345	$1,540,648	$1,668,838	$1,314,443
Incentives created (fund level):
Closed-end funds	(33,348)	394,273	123,733	1,190,832
Evergreen funds	(6,075)	19,610	614	43,167
Total incentives created (fund level)	(39,423)	413,883	124,347	1,233,999
Less: incentive income recognized by us	(53,504)	(92,522)	(219,767)	(686,433)
Ending balance	$1,573,418	$1,862,009	$1,573,418	$1,862,009
Accrued incentives (fund level), net of associated incentive income compensation expense	$752,679	$859,066	$752,679	$859,066
As of June 30, 2022 and 2021, the portion of net accrued incentives (fund level) represented by funds that were currently paying incentives was $21.0 million (or 2.8%) and $131.7 million (or 15.3%), respectively, with the remainder arising from funds that as of that date were not at the stage of their cash distribution waterfall where Oaktree was entitled to receive incentives, other than possibly tax-related distributions.
As of June 30, 2022, $323.0 million, or 42.9%, of the net accrued incentives (fund level) were in evergreen or closed-end funds that were incentive paying or in their liquidation period. Please see “—Critical Accounting Policies—Fair Value of Financial Instruments” for a discussion of the fair-value hierarchy level established by GAAP.

Second Quarter Ended June 30, 2022
Incentives created (fund level) was $(39.4) million for the second quarter of June 30, 2022, primarily reflecting $(73.8) million from Private Equity funds and $(16.3) million from Credit funds, partially offset by $52.6 million from Listed Equities funds.
Six Months Ended June 30, 2022
Incentives created (fund level) was $124.4 million for the first six months of June 30, 2022, primarily reflecting $108.5 million from Credit funds and $52.6 million from Listed Equities, partially offset by $(36.9) million from Private Equity funds.

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
The following table presents our unaudited condensed consolidating statement of financial condition:

	As of June 30, 2022
	Oaktree and Operating Subsidiaries	Consolidated Funds	Eliminations	Consolidated
	(in thousands)
Assets:
Cash and cash-equivalents	$348,040	$—	$—	$348,040
U.S. Treasury and other securities	6,285	—	—	6,285
Corporate investments	2,080,181	—	(946,514)	1,133,667
Deferred tax assets	3,653	—	—	3,653
Right-of-use assets	28,075	—	—	28,075
Receivables and other assets	137,959	—	774	138,733
Assets of consolidated funds	—	12,756,222	—	12,756,222
Total assets	$2,604,193	$12,756,222	$(945,740)	$14,414,675
Liabilities and Capital:
Liabilities:
Accounts payable and accrued expenses	$156,038	$—	$—	$156,038
Due to affiliates	11,266	—	—	11,266
Debt obligations	213,754	—	—	213,754
Operating lease liabilities	33,361	—	—	33,361
Liabilities of consolidated funds	—	9,858,844	(4,070)	9,854,774
Total liabilities	414,419	9,858,844	(4,070)	10,269,193
Non-controlling redeemable interests in consolidated funds	—	—	1,955,708	1,955,708
Capital:
Capital attributable to OCG preferred unitholders	400,584	—	—	400,584
Capital attributable to OCG Class A unitholders	1,303,837	607,000	(607,000)	1,303,837
Non-controlling interest in consolidated subsidiaries	485,353	334,670	(334,670)	485,353
Non-controlling interest in consolidated funds	—	1,955,708	(1,955,708)	—
Total capital	2,189,774	2,897,378	(2,897,378)	2,189,774
Total liabilities and capital	$2,604,193	$12,756,222	$(945,740)	$14,414,675

Corporate Investments

	As of
	June 30, 2022	March 31, 2022	June 30, 2021
	(in thousands)
Oaktree funds:
Credit	$1,707,113	$1,845,362	$1,177,639
Private Equity	239,810	242,251	274,982
Real Assets	27,764	27,265	103,367
Listed Equities	38,016	26,120	32,983
Non-Oaktree	67,478	20,138	55,313
Total corporate investments – Oaktree and operating subsidiaries	2,080,181	2,161,136	1,644,284
Eliminations	(946,514)	(1,139,649)	(626,138)
Total corporate investments – Consolidated	$1,133,667	$1,021,487	$1,018,146

Liquidity and Capital Resources
We manage our liquidity and capital requirements by focusing on our cash flows before the consolidation of Oaktree funds and the effect of normal changes in short-term assets and liabilities. Our primary cash flow activities on an unconsolidated basis involve (a) generating cash flow from operations, (b) generating income from investment activities, including strategic investments in certain third parties, (c) funding capital commitments that we have made to Oaktree funds in which we act as general partner, (d) funding our growth initiatives, (e) distributing cash flow to our Class A, OCGH and OEP unitholders, (f) borrowings, interest payments and repayments under credit agreements, our senior notes and other borrowing arrangements, and (g) issuances of, and distributions made on, our preferred units. As of June 30, 2022, the Company had $354.3 million of cash and U.S. Treasury and other securities and $213.8 million of debt obligations. See the Future Sources and Uses of Liquidity section for additional details of Oaktree and its indirect subsidiaries financing activities in 2021.
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
The Company has subscribed for a limited partner interest in, and made a capital commitment of, $750 million to Oaktree Opportunities Fund XI, L.P., a parallel investment vehicle thereof or a feeder fund in respect of one of the foregoing (such limited partner interest, the “Opps XI Investment” and such fund entities collectively, “Opps XI”). In order to fund the Opps XI Investment, the Company’s sole Class A unitholder, or one of its affiliates, will contribute cash as a capital contribution (the “Opps XI Investment Cash”) as and to the extent required to satisfy the Company’s obligations to Opps XI. The Company will use the Opps XI Investment Cash solely to fund the Opps XI Investment and satisfy its obligations in respect of Opps XI and distributions from the Opps XI Investment are intended for the benefit of the Class A unitholder, subject to applicable law. The Company’s preferred unitholders should not rely on distributions received by the Company in respect of the Company’s Opps XI Investment for payment of dividends or redemption of the preferred units. As of June 30, 2022, $337.5 million of the $750.0 million capital commitment was funded.

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
Significant amounts from our condensed consolidated statements of cash flows for the six months ended June 30, 2022 and 2021 are discussed below.
Operating Activities
Operating activities used $957.3 million and $795.5 million of cash for the first six months of 2022 and 2021, respectively. These amounts principally reflected net income (loss), purchases of securities, net of non-cash adjustments, and net realized and unrealized (gain) loss from consolidated fund investments in each of the respective periods as well as net purchases of securities of the consolidated funds.
Investing Activities
Investing activities used $11.3 million and provided $67.3 million of cash for the first six months of 2022 and 2021, respectively. Net activity from purchases, maturities and sales of U.S. Treasury and other securities included net purchases of $4.4 million and net proceeds of $7.5 million for the first six months of 2022 and 2021, respectively. Corporate investments in funds and companies of $30.1 million and $90.7 million for the first six months of 2022 and 2021, respectively, consisted of the following:

	Six months ended June 30,
	2022	2021
	(in thousands)
Funds	$313,109	$182,374
Eliminated in consolidation	(283,011)	(91,690)
Total investments	$30,098	$90,684

Distributions and proceeds from corporate investments in funds and companies of $23.3 million and $150.6 million for the first six months of 2022 and 2021, respectively, consisted of the following:

	Six months ended June 30,
	2022	2021
	(in thousands)
Funds	$178,861	$204,346
Eliminated in consolidation	(155,518)	(53,755)
Total proceeds	$23,343	$150,591
Purchases of fixed assets were $0.1 million and $0.2 million for the first six months of 2022 and 2021, respectively.
Financing Activities
Financing activities provided $1.2 billion and $940.2 million of cash for the first six months of 2022 and 2021, respectively, and included: (a) net contributions from non-controlling interests of consolidated funds of $414.1 million and $215.3 million; (b) distributions to unitholders of $206.8 million and $550.0 million; (c) net capital contributions of $110.5 million and $34.9 million; (d) proceeds from CLO debt obligations of $1.7 billion and $1.6 billion and repayments of $807.5 million and $926.4 million, and (e) payments of debt issuance costs of $7.3 million and $1.8 million. Additionally, the first six months of 2022 and 2021 included borrowings of $403.7 million and $575.6 million, respectively, and $547.6 million repayments and $0.0 million of repayments, respectively, related to consolidated funds.
Future Sources and Uses of Liquidity
We expect to continue to make distributions to our preferred unitholders in accordance with their contractual terms and our Class A unitholders pursuant to our distribution policy for our common units as described in our operating agreement. In the future, subject to our operating agreement we may also issue additional units or debt and other equity securities with the objective of increasing our available capital. In addition, we may, from time to time, repurchase our preferred units in open market or privately negotiated purchases or otherwise, redeem our preferred units pursuant to the terms of their respective governing documents, or repurchase OCGH or OEP units.
In addition to our ongoing sources of cash that include management and sub-advisory fees, incentive income and distributions related to our corporate investments in funds and companies, we also have access to liquidity through our debt financings, credit agreements and equity financings. Prior to the Restructuring, our financial statements reflected debt and debt service of the entire Oaktree Operating Group. Until 2022, OCM had historically been the only direct borrower or issuer under credit agreements and private placement notes with third parties and made all payments of principal and interest. While certain Oaktree Operating Group entities (including Oaktree Capital I) are co-obligors and jointly and severally liable, debt obligations are reflected in the condensed consolidated financial statements based upon the entity that actually made the borrowing and received the related proceeds. Accordingly, our financial statements after the Restructuring generally will not reflect debt obligations, interest expense or related liabilities associated with OCM, Oaktree Capital II and Oaktree AIF.
We believe that the sources of liquidity described below will be sufficient to fund our working capital requirements for at least the next twelve months.
Debt Financings
In June 2022, our consolidated subsidiary Oaktree Capital I issued and sold to certain accredited investors €50 million of its 2.20% Senior Notes, Series A, due 2032, €75 million of its 2.40% Senior Notes, Series B, due 2034, and €75 million of its 2.58% Senior Notes, Series C, due 2037. These series of notes are senior unsecured obligations of Oaktree Capital I, jointly and severally guaranteed by our former indirect subsidiaries OCM, Oaktree Capital II and Oaktree AIF. These notes provide for certain affirmative and negative covenants, including financial covenants relating to the issuer’s and guarantors’ combined leverage ratio and minimum assets under management. In addition, these notes contain customary representations and warranties of the issuer and the guarantors, and customary events of default, in certain cases, subject to cure periods. The issuer may prepay all, or from time to time any part of, any series of these notes at any time, subject, in the case of optional prepayment prior to the date that is three months prior to the maturity of the notes, to the issuer’s payment of the applicable make-whole amount and swap breakage loss, if any, determined with respect to such principal amount prepaid. Upon the occurrence of a change of control, the issuer will be required to make an offer to prepay each series of these notes without any make-whole amount.
In January 2022, OCM issued and sold to certain accredited investors $200 million of 3.06% senior notes due 2037 (the “2037 Notes”). The 2037 Notes are senior unsecured obligations of OCM, jointly and severally guaranteed by Oaktree Capital I, Oaktree Capital II and Oaktree AIF. The 2037 Notes provide for certain affirmative and negative covenants, including financial covenants relating to the issuer’s and guarantors’ combined leverage ratio and minimum assets under management. In addition, the 2037 Notes contain customary representations and warranties of the issuer and the guarantors, and customary events of default, in certain cases, subject to cure periods. The issuer may prepay all, or from time to time any part of, the 2037 Notes at any time, subject in the case of optional prepayment prior to the date that is three months prior to the maturity of the notes, to the issuer’s payment of the applicable make-whole amount determined with respect to such principal amount prepaid. Upon the occurrence of a change of control, the issuer will be required to make an offer to prepay the 2037 Notes without any make-whole amount. As OCM is the issuer of such senior unsecured notes, the outstanding principal and interest payments guaranteed by Oaktree Capital I will not be included in our financial statements unless an event of default occurs.
In July 2020, OCM issued and sold to certain accredited investors $200 million aggregate principal amount of 3.64% Senior Notes, Series A, due 2030 (the “Series A 2030 Notes”) and $50 million aggregate principal amount of 3.84% Senior Notes, Series B, due 2035 (the “Series B 2035 Notes”) pursuant to a note and guaranty agreement. Both series of notes are senior unsecured obligations of the issuer, jointly and severally guaranteed by Oaktree Capital I, Oaktree Capital II and Oaktree AIF. Both series of notes provide for certain affirmative and negative covenants, including financial covenants relating to the issuer’s and guarantors’ combined leverage ratio and minimum assets under management. In addition, the Series A 2030 Notes and Series B 2035 Notes contain customary representations and warranties of the issuer and the guarantors, and customary events of default, in certain cases, subject to cure periods. The issuer may prepay all, or from time to time any part of, the Series A 2030 Notes and Series B 2035 Notes at any time, subject in the case of optional prepayment prior to the date that is three months prior to the maturity of the notes, to the issuer’s payment of the applicable make-whole amount determined with respect to such principal amount prepaid. Upon the occurrence of a change of control, the issuer will be required to make an offer to prepay both series of notes without any make-whole amount. As OCM is the issuer of such senior unsecured notes, the outstanding principal and interest payments guaranteed by Oaktree Capital I will not be included in our financial statements unless an event of default occurs.
In May 2020, Oaktree Capital I, along with certain other Oaktree Operating Group members as co-borrowers, entered into a credit agreement with a subsidiary of Brookfield that provides for a subordinated credit facility maturing on May 19, 2023. The subordinated credit facility has a revolving loan commitment of $250 million and borrowings generally bear interest at a spread to either LIBOR or an alternative base rate. Borrowings on the subordinated credit facility are subordinate to the outstanding debt obligations and borrowings on the primary credit facility of Oaktree Capital I and its co-borrowers as detailed in note 8 to our condensed consolidated financial statements included elsewhere in this quarterly report. Oaktree Capital I is jointly and severally liable, along with its co-obligors for outstanding borrowings on the subordinated credit facility. As set forth in such note 8, the Company’s financial statements generally will not reflect debt obligations, interest expense or related liabilities associated with its operating subsidiaries until such time as Oaktree Capital I directly borrows from the subordinated credit facility. In March 2022, the Company entered into an amendment to the credit facility to extend the revolving credit maturity date from May 19, 2023 to September 14, 2026. No amounts were outstanding on the subordinated credit facility as of June 30, 2022.
In December 2019, OCM, Oaktree Capital II, Oaktree AIF, and Oaktree Capital I (collectively, the “Borrowers”) entered into the Fifth Amendment to Credit Agreement (the “Fifth Amendment”), which amended the credit agreement dated as of March 31, 2014 (as amended through and including the Fifth Amendment, the “Credit Agreement”). The Fifth Amendment extended the maturity date of the Credit Agreement from March 29, 2023 to December 13, 2024, increased the revolving credit facility (the “Revolver”) from $500 million to $650 million, provided for the refinancing of the then-outstanding $150 million term loan balance with revolving loans, and provides the Borrowers with the option to extend the new maturity date by one year up to two times if the lenders holding at least 50% of the aggregate amount of the revolving loan commitment thereunder on the date of the Borrowers’ extension request consent to such extension. The Fifth Amendment also favorably updated the commitment fee and interest rate margins in the corporate ratings-based pricing grid, increased the AUM covenant threshold from $60 billion to $65 billion and made certain other amendments to the provisions of the Credit Agreement. Borrowings under the Credit Agreement generally bear interest at a spread to either LIBOR or an alternative base rate. Based on the current credit ratings of OCM, the interest rate on borrowings is LIBOR plus 0.88% per annum and the commitment fee on the unused portions of the Revolver is 0.08% per annum. The Credit Agreement contains customary financial covenants and restrictions, including (after giving effect to the Fifth Amendment) covenants regarding a maximum leverage ratio of 3.50x-to-1.00x and a minimum required level of assets under management (as defined in the credit agreement). In September 2021, the Borrowers entered into the Sixth Amendment to Credit Agreement (the “Sixth Agreement”). The Sixth Amendment extended the maturity date of the Credit Agreement from December 13, 2024 to September 14, 2026, modified the AUM covenant threshold from $65 billion of AUM to $57.5 billion of management fee-generating AUM, and increased the maximum leverage ratio to 4.00x-to-1.00x. As of June 30, 2022, OCM had no outstanding borrowings under the $650 million revolving credit facility.
In December 2017, OCM issued and sold to certain accredited investors $250 million of 3.78% senior notes due 2032 (the “2032 Notes”). The 2032 Notes are senior unsecured obligations of the issuer, jointly and severally guaranteed by Oaktree Capital I, Oaktree Capital II and Oaktree AIF. The proceeds from the sale of the 2032 Notes and cash on hand were used to redeem the $250 million of 6.75% Senior Notes due 2019 and to pay the related make-whole premium to holders thereof. In connection with the Notes offering, we entered into a cross-currency swap agreement to euros, reducing the interest cost to 1.95% per year. The 2032 Notes provide for certain affirmative and negative covenants, including financial covenants relating to the issuer’s and guarantors’ combined leverage ratio and minimum assets under management. In addition, the 2032 Notes contain customary representations and warranties of the issuer and the guarantors, and customary events of default, in certain cases, subject to cure periods. The issuer may prepay all, or from time to time any part of, the 2032 Notes at any time, subject to the issuer’s payment of the applicable make-whole amount determined with respect to such principal amount prepaid. Upon the occurrence of a change of control, the issuer will be required to make an offer to prepay the 2032 Notes together with the applicable make-whole amount determined with respect to such principal amount prepaid.
In July 2016, OCM, issued and sold to certain accredited investors $100 million of 3.69% senior notes due July 12, 2031 (the “2031 Notes”). The 2031 Notes are senior unsecured obligations of the issuer, jointly and severally guaranteed by Oaktree Capital I, Oaktree Capital II and Oaktree AIF pursuant to a note and guaranty agreement. The proceeds from the sale of the 2031 Notes were used to simultaneously repay $100 million of borrowings outstanding under the $250 million term loan due March 31, 2021. The 2031 Notes provide for certain affirmative and negative covenants, including financial covenants relating to the issuer’s and guarantors’ combined leverage ratio and minimum assets under management. In addition, the 2031 Notes contain customary representations and warranties of the issuer and the guarantors, and customary events of default, in certain cases, subject to cure periods. The issuer may prepay all, or from time to time any part of, the 2031 Notes at any time, subject to the issuer’s payment of the applicable make-whole amount determined with respect to such principal amount prepaid. Upon the occurrence of a change of control, the issuer will be required to make an offer to prepay the 2031 Notes together with the applicable make-whole amount determined with respect to such principal amount prepaid.
In September 2014, OCM issued and sold to certain accredited investors $50 million aggregate principal amount of 3.91% Senior Notes, Series A, due September 3, 2024 (the “Series A Notes”), $100 million aggregate principal amount of 4.01% Senior Notes, Series B, due September 3, 2026 (the “Series B Notes”) and $100 million aggregate principal amount of 4.21% Senior Notes, Series C, due September 3, 2029 (the “Series C Notes” and together with the Series A Notes and the Series B Notes, the “Senior Notes”) pursuant to a note and guarantee agreement. The Senior Notes are senior unsecured obligations of the issuer, guaranteed on a joint and several basis by Oaktree Capital I, Oaktree Capital II and Oaktree AIF. Interest on the 2014 Notes is payable semi-annually. The Senior Notes provide for certain affirmative and negative covenants, including financial covenants relating to the issuer’s and guarantors’ combined leverage ratio and minimum assets under management. In addition, the Senior Notes contain customary representations and warranties of the issuer and the guarantors, and customary events of default, in certain cases, subject to cure periods. The issuer may prepay all, or from time to time any part of, the Senior Notes at any time, subject to the issuer’s payment of the applicable make-whole amount determined with respect to such principal amount prepaid. Upon the occurrence of a change of control, the issuer will be required to make an offer to prepay the Senior Notes together with the applicable make-whole amount determined with respect to such principal amount prepaid.

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

Contractual Obligations, Commitments and Contingencies
In the ordinary course of business, we and our consolidated funds enter into contractual arrangements that may require future cash payments. The following table sets forth information related to anticipated future cash payments as of June 30, 2022:

	Remainder of 2022	2023-2024	2025-2026	Thereafter	Total
	(in thousands)
Oaktree and Operating Subsidiaries:
Operating lease obligations (1)	$3,022	$9,578	$8,310	$19,126	$40,036
Senior note principal repayment (2)	—	—	—	214,896	214,896
OCG limited partner commitments to Oaktree funds (3)	412,500	—	—	—	412,500
Oaktree Capital I general partner commitments to Oaktree and third-party funds (3)	525,487	—	—	—	525,487
Subtotal	941,009	9,578	8,310	234,022	1,192,919
Consolidated Funds:
Debt obligations payable (2)	917,980	20,000	—	—	937,980
Interest obligations on debt (4)	2,997	538	—	—	3,535
Debt obligations of CLOs (2)	27,825	—	—	8,467,324	8,495,149
Interest on debt obligations of CLOs (4)	100,116	400,465	400,465	1,305,304	2,206,350
Commitments to fund investments (5)	8,163	—	—	—	8,163
Total	$1,998,090	$430,581	$408,775	$10,006,650	$12,844,096

(1)    We lease our office space under agreements that expire periodically through 2031. The table includes both guaranteed and expected minimum lease payments for these leases and does not project other lease-related payments.
(2)    These obligations represent future principal payments, gross of debt issuance costs, and for CLOs, the par value.
(3)    These obligations represent commitments by us to provide limited and general partner capital funding to our funds, limited partner capital funding to funds managed by unaffiliated third parties and commitments to support investments by our funds. These amounts are generally due on demand and are therefore presented in the 2022 column. Capital commitments are generally expected to be called over a period of several years.
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
In some of our service contracts or management agreements, we have agreed to indemnify third-party service providers or separate account clients under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has neither been included in the above table nor recorded in our condensed consolidated financial statements as of June 30, 2022.
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
Price Risk
Impact on Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
As of June 30, 2022, we had investments, at fair value of $11.6 billion related to our consolidated funds, primarily consisting of investments held by our CLOs. We estimate that a 10% decline in market values would result in a decrease in unrealized appreciation (depreciation) on the consolidated funds’ investments of $1.2 billion. Of this decline, approximately $301.8 million would impact net income and $187.3 million would impact net income attributable to OCG Class A unitholders, with the remainder attributable to non-controlling interests and third-party debt holders in our CLOs. The magnitude of the impact on net income is largely affected by the percentage of our equity ownership interest and levered nature of our CLO investments.
Impact on Management Fees (before consolidation of funds)
Management fees are generally assessed in the case of (a) our open-end and evergreen funds, based on NAV, and (b) our closed-end funds, based on committed capital, drawn capital or cost basis during the investment period and, during the liquidation period, based on the lesser of (i) the total funded committed capital or (ii) the cost basis of assets remaining in the fund. Management fees are affected by changes in market values to the extent they are based on NAV. For the six months ended June 30, 2022 and 2021, NAV-based management fees represented approximately 2% and 2%, respectively, of total management fees. Based on investments held as of June 30, 2022, we estimate that a 10% decline in market values of the investments held in our funds would result in an approximate $0.1 million decrease in the amount of quarterly management fees. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds, the timing of fund flows, or the impact on our sub-advisory fees which are excluded from this analysis.
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

Impact on Investment Income (before consolidation of funds)
Investment income or loss arises from our pro-rata share of income or loss from our investments, generally in our capacity as general partner in our funds and as an investor in our CLOs and third-party managed funds or companies. This income is directly affected by changes in market risk factors. Based on investments held as of June 30, 2022, a 10% decline in fair values of the investments held in our funds and other holdings would result in a $276.0 million decrease in the amount of investment income. The estimated decline of $276.0 million is greater than 10% of the June 30, 2022 corporate investments balance primarily due to the levered nature of our CLO investments. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds, the timing of fund flows or the timing of new investments or realizations.
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
We estimate that for the six months ended June 30, 2022, without considering the impact of derivative instruments, corporate investments or consolidated funds, a 10% decline in the average exchange rate of the U.S. dollar would have resulted in the following approximate effects on our operating results:
•our management fees (relating to (a) and (b) above) would have increased by $13.2 million;
•our operating expenses would have increased by $10.0 million;
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
Interest-rate Risk
As of June 30, 2022, the Company and its operating subsidiaries had no debt obligations outstanding under the three senior notes issuances and two revolving credit facilities in its condensed consolidated statements of financial condition for which it is jointly and severally liable. Each senior notes issuance accrues interest at a fixed rate. The revolving credit facilities accrue interest at a variable rate. Of the $0.4 billion of aggregate cash and U.S. Treasury and other securities as of June 30, 2022, we estimate that the Company and its operating subsidiaries would generate an additional $3.5 million in interest income on an annualized basis as a result of a 100-basis point increase in interest rates.

Our consolidated funds have debt obligations, most of which accrue interest at variable rates. Changes in these rates would affect the amount of interest payments that our funds would have to make, impacting future earnings and cash flows. As of June 30, 2022, the consolidated funds had $7.1 billion of principal or par value, as applicable, outstanding under these debt obligations. We estimate that interest expense relating to variable-rate debt would increase on an annualized basis by $70.8 million in the event interest rates were to increase by 100 basis points.
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
Date: August 12, 2022

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

10.1
Fourth Amended and Restated Limited Partnership Agreement of Oaktree Capital I, L.P., dated as of April 7, 2022 (including Unit Designation with respect to the Series A Preferred Mirror Units of Oaktree Capital I, L.P., dated May 17, 2018, and Unit Designation with respect to the Series B Preferred Mirror Units of Oaktree Capital I, L.P., dated August 9, 2018). †

10.2	Third Amended and Restated Limited Partnership Agreement of Oaktree Capital Management (Cayman), L.P., dated as of April 7, 2022. †

10.3	Second Amended & Restated Services Agreement, dated as June 1, 2022, between Oaktree Capital Management, L.P. and Oaktree Capital Management (UK) LLP. †

10.4	Amended & Restated Services Agreement, dated as of June 1, 2022, between Oaktree Capital Management, L.P. and Oaktree Capital Management (International) Limited. †

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. †

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

† Furnished herewith