Form 10-Q
period 2022-09-30
Oaktree Capital Group, LLC
filed 2022-11-10
CIK 1403528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
FORM 10-Q
________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of November 9, 2022, there were 103,080,160 Class A units and 56,871,798 Class B units of the registrant outstanding.

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
“assets under management,” or “AUM,” generally refers to the sum of (i) the assets Oaktree manages and equals the NAV (as defined below) of the assets Oaktree manages, (ii) the leverage on which management fees are charged,(iii) the undrawn capital that Oaktree is entitled to call from investors in the funds pursuant to their capital commitments, (iv) investment proceeds held in trust for use in investment activities, (v) Oaktree’s pro rata portion of AUM managed by DoubleLine Capital LP and its affiliates (“DoubleLine”), in which Oaktree holds a minority ownership interest and (vi) 100% of the AUM managed by 17 Capital LLP and its affiliates in which Oaktree holds a majority ownership interest. For Oaktree’s collateralized loan obligation vehicles (“CLOs”), AUM represents the aggregate par value of collateral assets and principal cash; for Oaktree’s BDCs, gross assets (including assets acquired with leverage), net of cash; for Oaktree’s special purpose acquisition companies (“SPACs”), the proceeds of any initial public offering held in trust for use in a business combination; and for DoubleLine funds, NAV. Oaktree’s AUM amounts include AUM for which Oaktree charges no management fees. Oaktree’s definition of AUM is not based on any definition contained in our operating agreement or the agreements governing the funds that Oaktree manages. Oaktree’s calculation of AUM and the AUM-related metric described below may not be directly comparable to the AUM metrics of other investment managers.
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
“senior executives” refers collectively to Howard S. Marks, Bruce A. Karsh, Jay S. Wintrob, John B. Frank and Sheldon M. Stone.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Financial Condition (Unaudited)
($ in thousands)

	As of
	September 30, 2022	December 31, 2021
Assets
Cash and cash-equivalents	$120,544	$167,319
U.S. Treasury and other securities	6,033	2,086
Corporate investments (includes $88,260 and $71,154 measured at fair value as of September 30, 2022 and December 31, 2021, respectively)	1,289,818	1,022,564
Due from affiliates	104,537	372,861
Deferred tax assets	3,489	3,548
Right-of-use assets	27,148	33,359
Other assets	52,816	45,979
Assets of consolidated funds:
Cash and cash-equivalents	655,187	991,800
Investments, at fair value	11,945,770	11,456,895
Dividends and interest receivable	65,762	48,584
Due from brokers	60,418	15,498
Receivable for securities sold	88,191	206,770
Derivative assets, at fair value	37,839	6,733
Other assets, net	23,703	23,853
Total assets	$14,481,255	$14,397,849
Liabilities and Unitholders’ Capital
Liabilities:
Accrued compensation expense	$150,891	$245,787
Accounts payable, accrued expenses and other liabilities	35,757	15,365
Due to affiliates	18,535	4,198
Debt obligations (Note 8)	198,245	—
Operating lease liabilities	31,908	39,294
Liabilities of consolidated funds:
Accounts payable, accrued expenses and other liabilities	144,356	80,897
Payables for securities purchased	586,140	1,066,261
Derivative liabilities, at fair value	36,669	11,847
Distributions payable	1,201	123
Borrowings under credit facilities	975,705	1,131,918
Debt obligations of CLOs	7,987,368	7,806,263
Total liabilities	10,166,775	10,401,953
Commitments and contingencies (Note 15)
Non-controlling redeemable interests in consolidated funds	2,131,598	1,723,294
Unitholders’ capital:
Series A preferred units, 7,200,000 units issued and outstanding as of September 30, 2022 and December 31, 2021	173,669	173,669
Series B preferred units, 9,400,000 units issued and outstanding as of September 30, 2022 and December 31, 2021	226,915	226,915
Class A units, no par value, unlimited units authorized, 103,080,160 and 99,136,620 units issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Class B units, no par value, unlimited units authorized, 56,822,301 and 60,783,255 units issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Paid-in capital	1,211,194	1,011,333
Retained earnings	109,157	251,791
Accumulated other comprehensive loss	(3,467)	(3,334)
Unitholders’ capital attributable to Oaktree Capital Group, LLC	1,717,468	1,660,374
Non-controlling interests in consolidated subsidiaries	465,414	612,228
Total unitholders’ capital	2,182,882	2,272,602
Total liabilities and unitholders’ capital	$14,481,255	$14,397,849
Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per unit amounts)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenues:
Management fees	$59,860	$58,628	$183,370	$172,848
Incentive income	(33)	167,534	56,070	811,481
Total revenues	59,827	226,162	239,440	984,329
Expenses:
Compensation and benefits	(36,452)	(37,080)	(118,371)	(116,803)
Equity-based compensation	(2,011)	(1,903)	(5,461)	(7,868)
Incentive income compensation	753	(81,952)	(17,141)	(396,435)
Total compensation and benefits expense	(37,710)	(120,935)	(140,973)	(521,106)
General and administrative	(6,251)	(5,303)	(17,548)	(18,879)
Depreciation and amortization	(356)	(580)	(1,349)	(1,745)
Consolidated fund expenses	(21,153)	(25,734)	(61,312)	(50,581)
Total expenses	(65,470)	(152,552)	(221,182)	(592,311)
Other income (loss):
Interest expense	(73,992)	(32,990)	(171,032)	(113,093)
Interest and dividend income	154,967	90,673	408,396	273,460
Net realized gain (loss) on consolidated funds’ investments	4,214	(10,345)	(68,885)	848
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	13,022	60,329	(13,971)	185,418
Investment income (loss)	(1,071)	16,989	(20,004)	190,768
Other income (loss), net	—	—	—	19
Total other income (loss)	97,140	124,656	134,504	537,420
Income (loss) before income taxes	91,497	198,266	152,762	929,438
Income taxes	(4,934)	(3,811)	(12,347)	(9,246)
Net income (loss)	86,563	194,455	140,415	920,192
Less:
Net (income) loss attributable to non-controlling interests in consolidated funds	(56,274)	(51,214)	(123,124)	(163,105)
Net (income) loss attributable to non-controlling interests in consolidated subsidiaries	(4,747)	(46,204)	11,406	(265,590)
Net income (loss) attributable to Oaktree Capital Group, LLC	25,542	97,037	28,697	491,497
Net income attributable to preferred unitholders	(6,829)	(6,829)	(20,487)	(20,487)
Net income (loss) attributable to Oaktree Capital Group, LLC Class A unitholders	$18,713	$90,208	$8,210	$471,010

Distributions declared per Class A unit	$0.38	$0.51	$1.51	$3.92
Net income (loss) per Class A unit (basic and diluted):
Net income (loss) per Class A unit	$0.18	$0.91	$0.08	$4.76
Weighted average number of Class A units outstanding	103,080	99,137	101,693	98,995

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Net income (loss)	$86,563	$194,455	$140,415	$920,192
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(8,677)	8,606	120	(7,733)
Other comprehensive income (loss), net of tax	(8,677)	8,606	120	(7,733)
Total comprehensive income (loss)	77,886	203,061	140,535	912,459
Less:
Comprehensive (income) loss attributable to non-controlling interests in consolidated funds	(56,274)	(51,214)	(123,124)	(163,105)
Comprehensive (income) loss attributable to non-controlling interests in consolidated subsidiaries	(1,664)	(49,477)	11,153	(263,310)
Comprehensive income (loss) attributable to OCG	19,948	102,370	28,564	486,044
Comprehensive income attributable to preferred unitholders	(6,829)	(6,829)	(20,487)	(20,487)
Comprehensive income (loss) attributable to OCG Class A unitholders	$13,119	$95,541	$8,077	$465,557

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$140,415	$920,192
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment (income) loss	20,004	(190,768)
Depreciation and amortization	1,349	1,745
Equity-based compensation	5,461	7,868
Net realized and unrealized (gain) loss from consolidated funds’ investments	82,856	(186,266)
Accretion of original issue and market discount of consolidated funds’ investments, net	(18,156)	(7,137)
Distributions of investment income and settlements of derivative instruments	70,786	171,106
SPAC deconsolidation gain and other non-cash items	(52,527)	(72,347)
Cash flows due to changes in operating assets and liabilities:
Decrease in deferred tax assets	505	105
Increase in other assets	2,794	3,443
(Increase) decrease in net due from affiliates	275,329	(160,078)
Increase (decrease) in accrued compensation expense	(94,896)	30,345
Decrease in accounts payable, accrued expenses and other liabilities	(5,970)	(4,676)
Cash flows due to changes in operating assets and liabilities of consolidated funds:
Increase in dividends and interest receivable	(22,043)	(16,068)
Increase in due from brokers	(45,129)	(17,603)
(Increase) decrease in receivables for securities sold	111,448	(77,192)
Decrease in other assets	(4,365)	38,620
Increase (decrease) in accounts payable, accrued expenses and other liabilities	13,782	16,386
Increase in payables for securities purchased	(314,567)	478,914
Purchases of securities	(5,858,192)	(6,718,145)
Proceeds from maturities and sales of securities	4,097,685	4,162,323
Net cash used in operating activities	(1,593,431)	(1,619,233)
Cash flows from investing activities:
Purchases of U.S. Treasury and other securities	(13,169)	(16,322)
Proceeds from maturities and sales of U.S. Treasury and other securities	8,701	19,499
Corporate investments in funds and companies	(240,035)	(166,865)
Distributions and proceeds from corporate investments in funds and companies	61,198	325,897
Purchases of fixed assets	(425)	(263)
Net cash provided by (used in) investing activities	(183,730)	161,946

(continued)

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) — (Continued)
(in thousands)

	Nine months ended September 30,
	2022	2021
Cash flows from financing activities:
Capital contributions, net	$147,604	$109,393
Proceeds from issuance of debt obligations	214,094	—
Distributions to Class A unitholders	(159,667)	(381,382)
Distributions to Non-controlling Interests	(94,256)	(234,966)
Distributions to preferred unitholders	(20,487)	(20,487)
Payment of debt issuance costs	(1,150)	—
Cash flows from financing activities of consolidated funds:
Contributions from non-controlling interests	702,888	766,103
Distributions to non-controlling interests	(164,488)	(126,832)
Proceeds from debt obligations issued by CLOs	2,105,289	3,046,821
Payment of debt issuance costs	(7,626)	(1,827)
Repayment on debt obligations issued by CLOs	(892,528)	(2,162,786)
Borrowings on credit facilities	567,125	658,789
Repayments on credit facilities	(673,341)	—
Net cash provided by financing activities	1,723,457	1,652,826
Effect of exchange rate changes on cash	(33,063)	(9,563)
Net increase in cash and cash-equivalents	(86,767)	185,976
Initial consolidation (deconsolidation) of funds	(296,621)	(216,459)
Cash and cash-equivalents, beginning balance	1,159,119	1,200,341
Cash and cash-equivalents, ending balance	$775,731	$1,169,858

Reconciliation of cash and cash-equivalents
Cash and cash-equivalents – Oaktree	$120,544	$217,889
Cash and cash-equivalents – consolidated funds	655,187	951,969
Total cash and cash-equivalents	$775,731	$1,169,858

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Changes in Unitholders’ Capital (Unaudited)
(in thousands)

	Oaktree Capital Group, LLC							Non-controlling Interests in Consolidated Subsidiaries	Total Unitholders’ Capital
	Class A Units	Class B Units	Series A Preferred Units	Series B Preferred Units	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)

Unitholders’ capital as of June 30, 2022	103,080	56,822	$173,669	$226,915	$1,173,557	$128,154	$2,127	$485,353	$2,189,775
Activity for the three months ended:
Capital contributions	—	—	—	—	37,500	—	—	—	$37,500
Equity reallocation between controlling and non-controlling interests	—	—	—	—	(1,111)	—	—	686	$(425)
Capital increase related to equity-based compensation	—	—	—	—	1,248	—	—	763	$2,011
Distributions declared	—	—	(2,981)	(3,848)	—	(37,710)	—	(23,052)	$(67,591)
Net income	—	—	2,981	3,848	—	18,713	—	4,747	$30,289
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(5,594)	(3,083)	$(8,677)
Unitholders’ capital as of September 30, 2022	103,080	56,822	$173,669	$226,915	$1,211,194	$109,157	$(3,467)	$465,414	$2,182,882

	Oaktree Capital Group, LLC							Non-controlling Interests in Consolidated Subsidiaries	Total Unitholders’ Capital
	Class A Units	Class B Units	Series A Preferred Units	Series B Preferred Units	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)

Unitholders’ capital as of December 31, 2021	99,137	60,783	$173,669	$226,915	$1,011,333	$251,791	$(3,334)	$612,228	$2,272,602
Activity for the nine months ended:
Net issuance of units	—	3	—	—	—	—	—	—	$—
Unit exchange	3,943	(3,943)	—	—	—	—	—	—	$—
Cancellation of units associated with forfeitures	—	(21)	—	—	—	—	—	—	$—
Capital contributions	—	—	—	—	150,000	—	—	—	$150,000
Equity reallocation between controlling and non-controlling interests	—	—	—	—	46,473	—	—	(48,869)	$(2,396)
Capital increase related to equity-based compensation	—	—	—	—	3,388	—	—	2,073	$5,461
Distributions declared	—	—	(8,943)	(11,544)	—	(150,844)	—	(88,865)	$(260,196)
Net income	—	—	8,943	11,544	—	8,210	—	(11,406)	$17,291
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(133)	253	$120
Unitholders’ capital as of September 30, 2022	103,080	56,822	$173,669	$226,915	$1,211,194	$109,157	$(3,467)	$465,414	$2,182,882
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
September 30, 2022
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
Oaktree Capital Group, LLC is a Delaware limited liability company that was formed on April 13, 2007. The Company’s issued and outstanding member interests are divided into certain classes and series of units. The Company’s outstanding units are held by (i) an affiliate of Brookfield Asset Management, Inc. (“Brookfield”) as the sole holder of the Company’s Class A common units, (ii) preferred unitholders as the holders of Series A and Series B preferred units listed on the NYSE, which represent only the right to receive certain distributions from the Company and such other rights as are specified in the relevant preferred unit designations, and (iii) Oaktree Capital Group Holdings, L.P. (“OCGH”) as the sole holder of the Company’s Class B common units, which units do not represent an economic interest in the Company. OCGH is owned by Oaktree’s senior executives, current and former employees, and certain other investors (collectively, the “OCGH unitholders”). Subject to the operating agreement of the Company, to the extent the approval of any matter requires the vote of the Company’s unitholders, the Class A units are entitled to one vote per unit and the Class B units are entitled to ten votes per unit, voting together as a single class.
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
September 30, 2022
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
September 30, 2022
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
September 30, 2022
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
September 30, 2022
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
September 30, 2022
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
September 30, 2022
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
September 30, 2022
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
September 30, 2022
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
Equity-based Compensation
Equity-based compensation expense reflects the non-cash charge associated with grants of Converted OCGH units, OCGH units, OCGH equity value units (“EVUs”), OEP units, deferred equity units and other performance-based units.
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
September 30, 2022
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
September 30, 2022
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
September 30, 2022
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
September 30, 2022
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
September 30, 2022
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
Recent Accounting Developments
In March 2020, the Financial Accounting Standards Board (“FASB”) issued guidance which provides temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance is effective upon issuance and generally may be elected over time through December 31, 2022. The Company has not adopted any of the optional expedients or exceptions through September 30, 2022, but will continue to evaluate the possible adoption (including potential impact) of any such expedients or exceptions during the effective period as circumstances evolve.
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
September 30, 2022
($ in thousands, except where noted)
and introduce new disclosure requirements related to such equity securities. The amendments are effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
3. REVENUES
The Company provides investment management services to funds and separate accounts. The Company earns revenues from the management fees and incentive income generated by the funds that it manages. Additionally, for acting as a sub-investment manager, or sub-advisor, to certain Oaktree funds, the Company earns sub-advisory fees. Under certain subsidiary services agreements the Company provides certain investment and marketing related services to Oaktree affiliated entities. Revenues are affected by economic factors related to the asset class composition of the holdings and the contractual terms such as the basis for calculating the management fees and investors’ ability to redeem. For the three and nine months ended September 30, 2022, the Company recorded no incentive income and $52.6 million, respectively, of incentive income primarily related to the deconsolidation of a SPAC. Substantially all of our incentive income was generated by closed-end funds for the three and nine months ended September 30, 2021.
Revenues by fund structure and sub-advisory fees are set forth below.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Management Fees
Closed-end	$1,350	$984	$4,194	$3,390
Open-end	950	1,816	3,659	4,479
Sub-advisory fees	57,560	55,828	175,517	164,979
Total	$59,860	$58,628	$183,370	$172,848

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Incentive Income
Closed-end and Evergreen	$(33)	$167,534	$56,070	$811,481
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
The table below sets forth contract balances for the periods indicated:

	As of
	September 30, 2022	December 31, 2021

Receivables	$93,216	$138,435
Contract assets (1)	—	151,360
Contract liabilities	(312)	—

(1)    The changes in the balances primarily relate to accruals, net of payments received.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2022
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
Consolidated VIEs
As of September 30, 2022, the Company consolidated 26 VIEs for which it was the primary beneficiary, including 9 funds managed by Oaktree and 17 CLOs for which Oaktree serves as collateral manager. As of December 31, 2021, the Company consolidated 25 VIEs.
As of September 30, 2022, the assets and liabilities of the 26 consolidated VIEs representing funds and CLOs amounted to $12.9 billion and $9.7 billion, respectively. The assets of these consolidated VIEs primarily consisted of investments in debt and equity securities, while their liabilities primarily represented debt obligations issued by CLOs. The assets of these VIEs may be used only to settle obligations of the same VIE. In addition, there is no recourse to the Company for the VIEs’ liabilities. In exchange for managing either the funds’ or CLOs’ collateral, the Company typically earns management fees and may earn performance fees, all of which are eliminated in consolidation. As of September 30, 2022, the Company’s investments in consolidated VIEs had a carrying value of $1.0 billion, which represented its maximum risk of loss as of that date. The Company’s investments in CLOs are generally subordinated to other interests in the CLOs and entitle the Company to receive a pro-rata portion of the residual cash flows, if any, from the CLOs. Please see note 8 for more information on CLO debt obligations.
Unconsolidated VIEs
The Company holds variable interests in certain VIEs in the form of direct equity interests that are not consolidated because it is not the primary beneficiary, inasmuch as its fee arrangements are considered at-market and it does not hold interests in those entities that are considered more than insignificant.
The carrying value of the Company’s investments in VIEs that were not consolidated are shown below.

	Carrying Value as of
	September 30, 2022	December 31, 2021

Corporate investments	$913,361	$895,116
Due from affiliates	1,327	188,237
Maximum exposure to loss	$914,688	$1,083,353

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2022
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
Corporate investments consisted of the following:

	As of
Corporate Investments	September 30, 2022	December 31, 2021

Equity-method investments:
Funds	$1,017,337	$915,185
Companies	184,221	36,225
Other investments, at fair value	88,260	71,154
Total corporate investments	$1,289,818	$1,022,564
The components of investment income (loss) are set forth below:

	Three months ended September 30,		Nine months ended September 30,
Investment Income (Loss)	2022	2021	2022	2021

Equity-method investments:
Funds	$13,167	$24,663	$(7,171)	$194,876
Companies	(4,989)	—	(6,225)	(15)
Other investments, at fair value	(9,249)	(7,674)	(6,608)	(4,093)
Total investment income (loss)	$(1,071)	$16,989	$(20,004)	$190,768

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
Each reporting period, the Company evaluates each of its equity-method investments to determine if any are considered significant, as defined by the SEC. For the nine months ended September 30, 2022, no individual equity-method investment met the significance criteria.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2022
($ in thousands, except where noted)
Summarized financial information of the Company’s equity-method investments is set forth below.

	Three months ended September 30,		Nine months ended September 30,
Statements of Operations	2022	2021	2022	2021
Revenues / investment income	$737,270	$454,038	$2,367,107	$1,397,866
Interest expense	(97,197)	(49,486)	(222,367)	(133,490)
Other expenses	(193,454)	(190,067)	(595,763)	(593,696)
Net realized and unrealized gain (loss) on investments	678,849	1,476,912	769,190	8,593,086
Net income (loss)	$1,125,468	$1,691,397	$2,318,167	$9,263,766
Other Investments, at Fair Value
Other investments, at fair value primarily consist of (a) investments in certain Oaktree and non-Oaktree funds (b) non-investment grade debt securities, and (c) derivatives utilized to economically hedge the Company’s exposure to investment income earned from its funds.
The following table summarizes net gains (losses) attributable to the Company’s other investments:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Realized gain	$1,680	$304	$2,424	$25,451
Net change in unrealized gain (loss)	(10,929)	(7,978)	(9,032)	(29,544)
Total gain (loss)	$(9,249)	$(7,674)	$(6,608)	$(4,093)

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2022
($ in thousands, except where noted)
Investments of Consolidated Funds
Investments, at Fair Value
Investments held and securities sold short by the consolidated funds are summarized below:

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
United States:
Debt securities:
Communication services	$549,875	$635,930	4.6%	5.6%
Consumer discretionary	875,633	665,405	7.3	5.8
Consumer staples	282,982	190,391	2.4	1.7
Energy	294,483	354,585	2.5	3.1
Financials	548,394	463,412	4.6	4.0
Health care	432,287	459,713	3.6	4.0
Industrials	1,044,942	891,850	8.7	7.8
Information technology	796,324	685,959	6.7	6.0
Materials	562,063	436,434	4.7	3.8
Real estate	223,715	202,131	1.9	1.8
Utilities	348,860	305,220	2.9	2.7
Other	3,902	10,683	0.0	0.1
Total debt securities (cost: $6,367,766 and $5,303,858 as of September 30, 2022 and December 31, 2021, respectively)	5,963,460	5,301,713	49.9	46.3
Equity securities:
Communication services	87,049	54,635	0.7	0.5
Consumer discretionary	121,720	126,978	1.0	1.1
Energy	582,138	369,912	4.9	3.2
Financials	177,875	151,501	1.5	1.3
Health care	28,640	33,475	0.2	0.3
Industrials	297,336	246,856	2.5	2.2
Information Technology	13,170	—	0.1	0.0
Materials	899	82,273	0.0	0.7
Utilities	100,763	81,989	0.8	0.7
Total equity securities (cost: $1,065,873 and $1,086,667 as of September 30, 2022 and December 31, 2021, respectively)	1,409,590	1,147,619	11.7	10.0
Real estate:
Real estate	1,567	—	—	—
Total real estate securities (cost: $1,657 and $— as of September 30, 2022 and December 31, 2021, respectively)	1,567	—	—	—

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2022
($ in thousands, except where noted)

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Europe:
Debt securities:
Communication services	$636,730	$756,728	5.3%	6.6%
Consumer discretionary	711,699	915,535	6.0	8.0
Consumer staples	194,161	206,590	1.6	1.8
Energy	996	1,251	0.0	0.0
Financials	79,690	98,126	0.7	0.9
Health care	579,466	751,936	4.9	6.6
Industrials	520,196	656,033	4.4	5.7
Information technology	282,620	383,041	2.4	3.3
Materials	403,492	466,181	3.4	4.1
Real estate	27,899	34,116	0.2	0.3
Utilities	4,311	1,777	0.0	0.0
Other	3,108	15,049	0.0	0.1
Total debt securities (cost: $3,805,789 and $4,289,708 as of September 30, 2022 and December 31, 2021, respectively)	3,444,368	4,286,363	28.9	37.4
Equity securities:
Consumer discretionary	103,305	102,919	0.9	0.9
Consumer staples	30,369	—	0.3	—
Financials	29,099	19,987	0.2	0.2
Health care	13	—	0.0	—
Industrials	47,902	27,475	0.4	0.2
Real estate	20,622	—	0.2	—
Total equity securities (cost: $225,723 and $119,114 as of September 30, 2022 and December 31, 2021, respectively)	231,310	150,381	2.0	1.3
Real estate:
Real estate	59,686	33,834	0.5	0.3
Total real estate securities (cost: $61,792 and $34,927 as of September 30, 2022 and December 31, 2021, respectively)	59,686	33,834	0.5	0.3
Asia and other:
Debt securities:
Communication services	7,610	6,087	0.1	0.1
Consumer discretionary	71,113	71,082	0.6	0.6
Consumer staples	31,179	13,378	0.3	0.1
Energy	24,254	24,325	0.2	0.2
Financials	6,353	14,739	0.1	0.1
Health care	3,948	4,084	0.0	0.0
Industrials	25,173	7,084	0.2	0.1
Information technology	387	714	0.0	0.0
Materials	114,893	121,151	1.0	1.1
Real estate	331,819	131,155	2.8	1.1
Utilities	3,002	3,743	0.0	0.0
Other	57,830	9,482	0.5	0.1
Total debt securities (cost: $708,858 and $417,825 as of September 30, 2022 and December 31, 2021, respectively)	677,561	407,024	5.7	3.6

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2022
($ in thousands, except where noted)

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Asia and other:
Equity securities:
Consumer discretionary	1,006	1,057	0.0%	0.0%
Energy	7,090	8,332	0.1	0.1
Industrials	117,215	81,782	1.0	0.7
Real estate	32,916	38,614	0.3	0.3
Utilities	1	176	0.0	0.0
Total equity securities (cost: $144,151 and $120,308 as of September 30, 2022 and December 31, 2021, respectively)	158,228	129,961	1.4	1.1

Total debt securities	$10,085,389	$9,995,100	84.5	87.2
Total equity securities	1,799,128	1,427,961	15.0	12.5
Total real estate	61,253	33,834	0.5	0.3
Total investments, at fair value	$11,945,770	$11,456,895	100.0%	100.0%
As of September 30, 2022 and December 31, 2021, no single issuer or investment had a fair value that exceeded 5% of Oaktree’s total consolidated net assets.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2022
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
The following table summarizes net gains (losses) from investment activities:

	Three months ended September 30,
	2022		2021
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Investments and other financial instruments	$12,800	$286	$3,424	$61,928
CLO liabilities (1)	(9,133)	(5,230)	(13,865)	4,987
Foreign-currency forward contracts (2)	12,977	16,823	1,103	2,507
Total-return and interest-rate swaps (2)	727	163	(288)	(13,404)
Options and futures (2)	416	2,498	(719)	898
Commodity swaps (2)	(13,573)	(1,518)	—	3,413
Total	$4,214	$13,022	$(10,345)	$60,329

	Nine months ended September 30,
	2022		2021
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Investments and other financial instruments	$(55,582)	$77,240	$10,659	$169,760
CLO liabilities (1)	(23,567)	(92,030)	(9,335)	17,132
Foreign-currency forward contracts (2)	28,066	29,245	803	7,329
Total-return and interest-rate swaps (2)	1,009	269	(367)	(12,420)
Options and futures (2)	10,497	2,393	(912)	1,016
Commodity swaps (2)	(29,308)	(31,088)	—	2,601
Total	$(68,885)	$(13,971)	$848	$185,418

(1)    Represents the net change in the fair value of CLO liabilities based on the more observable fair value of CLO assets, as measured under the CLO measurement guidance. Please see note 2 for more information.
(2)    Please see note 7 for additional information.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2022
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

	As of September 30, 2022				As of December 31, 2021
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
U.S. Treasury and other securities (1)	$6,033	$—	$—	$6,033	$2,086	$—	$—	$2,086
Corporate investments	78,088	1,171	4,772	84,031	62,124	7,316	1,714	71,154
Foreign-currency forward contracts - included in corporate investments	—	4,229	—	4,229	—	6,414	—	6,414
Foreign-currency forward contracts - included in other assets	—	1,342	—	1,342	—	4,799	—	4,799
Total assets	$84,121	$6,742	$4,772	$95,635	$64,210	$18,529	$1,714	$84,453

Liabilities
Foreign-currency forward contracts - included in other liabilities	—	—	—	—	—	(536)	—	(536)
Foreign-currency forward contracts - included in debt obligations	—	(4,032)	—	(4,032)	—	—	—	—

(1)    For U.S. Treasury securities the carrying value approximates fair value due to their short-term nature and are classified as Level I investments within the fair value hierarchy detailed above.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2022
($ in thousands, except where noted)
The table below sets forth a summary of changes in the fair value of Level III financial instruments:

	Three months ended September 30,
	2022	2021

Corporate Investments:
Beginning balance	$6,397	$32,771
Contributions or additions	—	257
Distributions	—	(141)
Net gain (loss) included in earnings	(1,625)	(248)
Ending balance	$4,772	$32,639

Net change in unrealized gains (losses) attributable to financial instruments still held at end of period	$(1,625)	$(436)

	Nine months ended September 30,
	2022	2021

Corporate Investments:
Beginning balance	$1,714	$27,045
Contributions or additions	7,863	10,475
Distributions	(1,590)	(14,165)
Net gain (loss) included in earnings	(3,215)	9,284
Ending balance	$4,772	$32,639

Net change in unrealized gains (losses) attributable to financial instruments still held at end of period	$(3,215)	$(7,968)
The Company’s Level III financial instrument held as of September 30, 2022 consists of sponsor earn-out shares received in connection with the deconsolidation of a SPAC during the second quarter of 2022. The Company’s Level III financial instruments held as of December 31, 2021 primarily consisted of the subordinated notes of one unconsolidated CLO, which was sold during the nine months ended September 30, 2022.
The table below sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the Company’s Level III financial instruments at September 30, 2022:

	Fair Value as of		Significant Unobservable Input
Financial Instrument	September 30, 2022	Valuation Technique		Input Value

Sponsor earn-out shares	$4,772	Black-Scholes option pricing model	Volatility	55%

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2022
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

	As of September 30, 2022				As of December 31, 2021
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Investments:
Corporate debt – bank debt	$—	$7,777,776	$831,543	$8,609,319	$—	$7,867,741	$597,188	$8,464,929
Corporate debt – all other	—	1,272,044	204,026	1,476,070	—	1,300,595	229,576	1,530,171
Equities – common stock	286,075	29,968	805,494	1,121,537	206,133	76,751	581,748	864,632
Equities – preferred stock	65,584	—	612,007	677,591	77,299	—	486,030	563,329
Real estate	—	1,567	59,686	61,253	—	—	33,834	33,834
Total investments	351,659	9,081,355	2,512,756	11,945,770	283,432	9,245,087	1,928,376	11,456,895
Derivatives:
Foreign-currency forward contracts	—	34,329	—	34,329	—	5,062	—	5,062
Swaps	308	574	—	882	—	1,162	—	1,162
Options and futures	2,628	—	—	2,628	509	—	—	509
Total derivatives (1)	2,936	34,903	—	37,839	509	6,224	—	6,733
Total assets	$354,595	$9,116,258	$2,512,756	$11,983,609	$283,941	$9,251,311	$1,928,376	$11,463,628

Liabilities
CLO debt obligations:
Senior secured notes	$—	$(7,702,872)	$—	$(7,702,872)	$—	$(7,472,521)	$—	$(7,472,521)
Subordinated notes	—	(284,496)	—	(284,496)	—	(333,742)	—	(333,742)
Total CLO debt obligations (2)	—	(7,987,368)	—	(7,987,368)	—	(7,806,263)	—	(7,806,263)
Derivatives:
Foreign-currency forward contracts	—	(637)	—	(637)	—	(886)	—	(886)
Swaps	(35,147)	(4)	—	(35,151)	(4,100)	(235)	—	(4,335)
Options and futures	(881)	—	—	(881)	—	—	—	—
Warrants	—	—	—	—	—	(6,626)	—	(6,626)
Total derivatives (3)	(36,028)	(641)	—	(36,669)	(4,100)	(7,747)	—	(11,847)
Total liabilities	$(36,028)	$(7,988,009)	$—	$(8,024,037)	$(4,100)	$(7,814,010)	$—	$(7,818,110)

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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2022
($ in thousands, except where noted)
The following tables set forth a summary of changes in the fair value of Level III investments:

	Corporate Debt – Bank Debt	Corporate Debt – All Other	Equities – Common Stock	Equities – Preferred Stock	Real Estate	Total
Three months ended September 30, 2022
Beginning balance	$850,679	$201,624	$682,462	$585,430	$59,141	$2,379,336
Deconsolidation of funds	—	—	—	—	—	—
Transfers into Level III	14,057	3,742	—	—	—	17,799
Transfers out of Level III	(9,426)	(3,850)	(116)	—	—	(13,392)
Purchases	62,351	(1,470)	107,266	22,974	3,537	194,658
Sales	(88,332)	(285)	(13,640)	—	—	(102,257)
Realized gain (losses), net	1,235	(943)	8,836	(1,849)	13	7,292
Unrealized appreciation (depreciation), net	979	5,208	20,686	5,452	(3,005)	29,320
Ending balance	$831,543	$204,026	$805,494	$612,007	$59,686	$2,512,756
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$(4,237)	$(384)	$(155)	$(314)	$—	$(5,090)
Three months ended September 30, 2021
Beginning balance	$421,031	$176,598	$350,194	$192,185	$45,666	$1,185,674
Deconsolidation of funds	—	(12,598)	—	—	—	(12,598)
Transfers into Level III	18,700	—	204	—	—	18,904
Transfers out of Level III	(1,858)	(560)	—	(32,190)	—	(34,608)
Purchases	138,682	42,609	99,446	150,394	6,233	437,364
Sales	(35,919)	(312)	(11,828)	—	(22,233)	(70,292)
Realized losses, net	737	10	(2,714)	5	(583)	(2,545)
Unrealized appreciation (depreciation), net	7,449	5,262	35,135	16,458	(251)	64,053
Ending balance	$548,822	$211,009	$470,437	$326,852	$28,832	$1,585,952
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$7,705	$4,248	$32,002	$16,458	$(250)	$60,163

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2022
($ in thousands, except where noted)

	Corporate Debt – Bank Debt	Corporate Debt – All Other	Equities – Common Stock	Equities – Preferred Stock	Real Estate	Total
Nine months ended September 30, 2022
Beginning balance	$597,188	$229,576	$581,748	$486,030	$33,834	$1,928,376
Deconsolidation of funds	(33,428)	—	(456)	—	—	(33,884)
Transfers into Level III	101,309	9,096	—	—	—	110,405
Transfers out of Level III	(50,875)	(7,800)	(122)	—	—	(58,797)
Purchases	475,632	6,699	216,907	194,133	27,678	921,049
Sales	(252,572)	(24,717)	(120,009)	(91,191)	—	(488,489)
Realized gain, net	3,701	(962)	(113,147)	(1,845)	(814)	(113,067)
Unrealized appreciation (depreciation), net	(9,412)	(7,866)	240,573	24,880	(1,012)	247,163
Ending balance	$831,543	$204,026	$805,494	$612,007	$59,686	$2,512,756
Net change in unrealized appreciation attributable to assets still held at end of period	$(8,551)	$(538)	$(437)	$(323)	$2	$(9,847)
Nine months ended September 30, 2021
Beginning balance	$255,283	$79,085	$187,370	$23,219	$—	$544,957
Deconsolidation of funds	(3,065)	(12,598)	—	—	—	(15,663)
Transfers into Level III	69,983	2,960	209	—	—	73,152
Transfers out of Level III	(68,258)	(15,776)	—	(32,190)	—	(116,224)
Purchases	395,707	151,573	264,946	311,256	52,850	1,176,332
Sales	(115,799)	(4,798)	(16,622)	(1,655)	(22,233)	(161,107)
Realized losses, net	4,158	450	(10,986)	162	(583)	(6,799)
Unrealized depreciation, net	10,813	10,113	45,520	26,060	(1,202)	91,304
Ending balance	$548,822	$211,009	$470,437	$326,852	$28,832	$1,585,952
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$10,670	$9,659	$34,008	$22,845	$(1,200)	$75,982
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
The following table sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the consolidated funds’ Level III investments as of September 30, 2022:

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (1)(2)	Range	Weighted Average (3)

Credit-oriented investments:
Communication services	$60,493	Discounted cash flow (4)	Discount rate	12% - 13%	13%
	37,704	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Consumer discretionary:	15,883	Discounted cash flow (4)	Discount rate	11% - 15%	13%
	19,554	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Energy	—	Recent transaction price (6)	Quoted prices	Not applicable	Not applicable
	2,661	Recent market information (5)	Quoted prices	Not applicable	Not applicable

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2022
($ in thousands, except where noted)

	35,138	Discounted cash flow (4)	Discount rate	13% - 23%	19%
Financials	—	Market approach (comparable companies) (7)	Multiple of underlying assets (8)	0.9x - 1.1x	1.1x
	46,497	Discounted cash flow (4)	Discount rate	13% - 17%	15%
	23,992	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	13,503	Recent transaction price (6)	Quoted prices	Not applicable	Not applicable
Health care	27,240	Discounted cash flow (4)	Discount rate	11% - 17%	14%
	44,775	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	—	Recent transaction price (8)	Quoted prices	Not applicable	Not applicable
Industrials	4,402	Discounted cash flow (6)	Discount rate	15% - 15%	15%
	3,724	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	4,944	Recent transaction price (8)	Quoted prices	Not applicable	Not applicable
	34,040	Market approach (value of underlying assets)	Multiple of underlying assets	0.9x - 1.1x	1.0x
Materials	195,782	Discounted cash flow (4)	Discount rate	10% - 14%	12%
	31,786	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	—	Recent transaction price (8)	Quoted prices	Not applicable	Not applicable
Real estate	36,960	Recent market information (7)	Quoted prices	Not applicable	Not applicable
	77,811	Recent transaction price (8)	Quoted prices	Not applicable	Not applicable
	259,034	Market approach (value of underlying assets)	Multiple of underlying assets	0.8x - 1x	0.95x
	7,907	Discounted cash flow (4)	Discount rate	11% - 85%	42%
Utilities	—	Recent market information (7)	Quoted prices	Not applicable	Not applicable
Other	30,879	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	1,680	Discounted cash flow (4)	Discount rate	11% - 11%	11%
	19,180	Recent transaction price (6)	Quoted prices	Not applicable	Not applicable
Equity investments:
	199,321	Recent transaction price (6)	Quoted prices	Not applicable	Not applicable
	102,559	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	183,088	Discounted cash flow (4)	Discount rate	12% - 20%	19%
	107,772	Market approach (comparable companies) (7)	Revenue multiple (9)	0.3x - 8.0x	3.6x
	322,880	Market approach (comparable companies) (7)	Earnings multiple (10)	5.0x - 10.0x	7.6x
	501,881	Market approach (comparable companies) (7)	Multiple of underlying assets (8)	0.9x - 1.1x	1.0x
Real estate-oriented investments:
	57,409	Discounted cash flow (4)	Discount rate	14% - 30%	18%
	2,277	Recent transaction price (6)	Quoted prices	Not applicable	Not applicable
Total Level III investments	$2,512,756

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2022
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
September 30, 2022
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
There were no changes in the valuation techniques for Level III securities for the three and nine months ended September 30, 2022. During the three and nine months ended September 30, 2021, the valuation technique for one Level III credit-oriented investment changed from recent transaction price to discounted cash flow and another from discounted cash flow to recent market information.
7. DERIVATIVES AND HEDGING
The fair value of freestanding derivatives consisted of the following:

	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
As of September 30, 2022
Foreign-currency forward contracts	$267,010	$5,571	$(202,973)	$(4,032)

As of December 31, 2021
Foreign-currency forward contracts	$324,322	$11,213	$(24,735)	$(536)
Realized and unrealized gains and losses arising from freestanding derivatives were recorded in the condensed consolidated statements of operations as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Investment income	$(3,185)	$4,617	$(1,737)	$12,555
General and administrative expense (1)	4,839	2,697	6,129	6,315
Total	$1,654	$7,314	$4,392	$18,870

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2022
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
There were no derivatives outstanding that were designated as hedging instruments for accounting purposes as of September 30, 2022 and December 31, 2021.

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
The fair value of derivatives held by the consolidated funds consisted of the following:

	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
As of September 30, 2022
Foreign-currency forward contracts	$498,239	$34,329	$23,781	$(637)
Total-return and interest-rate and credit default swaps	13,620	354	(141,605)	(35,151)
Options and futures	220,760	3,156	(2,828)	(881)
Total	$732,619	$37,839	$(120,652)	$(36,669)

As of December 31, 2021
Foreign-currency forward contracts	$210,868	$5,062	$(24,845)	$(886)
Total-return and interest-rate and credit default swaps	13,727	1,162	(27,254)	(4,335)
Options and futures	213,575	509	—	—
Warrants	—	—	—	(6,626)
Total	$438,170	$6,733	$(52,099)	$(11,847)

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2022
($ in thousands, except where noted)
The impact of derivatives held by the consolidated funds in the consolidated statements of operations was as follows:

	Three months ended September 30,
	2022		2021
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Foreign-currency forward contracts	$12,977	$16,823	$1,103	$2,507
Total-return and interest-rate and credit default swaps	727	163	(288)	(13,404)
Options and futures	416	2,498	(719)	898
Commodity swaps	(13,573)	(1,518)	—	3,413
Total	$547	$17,966	$96	$(6,586)

	Nine months ended September 30,
	2022		2021
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Foreign-currency forward contracts	$28,066	$29,245	$803	$7,329
Total-return and interest-rate and credit default swaps	1,009	269	(367)	(12,420)
Options and futures	10,497	2,393	(912)	1,016
Commodity swaps	(29,308)	(31,088)	—	2,601
Total	$10,264	$819	$(476)	$(1,474)
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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2022
($ in thousands, except where noted)

	Gross Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of September 30, 2022		Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Foreign-currency forward contracts	$5,636	$65	$—	$5,571
Derivative assets of consolidated funds:
Cross-currency swap	—	—	—	—
Foreign-currency forward contracts	34,329	—	—	34,329
Total-return and interest-rate and credit default swaps	882	—	—	882
Options and futures	2,628	—	—	2,628
Subtotal	37,839	—	—	37,839
Total	$43,475	$65	$—	$43,410

Derivative Liabilities:
Foreign-currency forward contracts	$(4,097)	$(65)	$—	$(4,032)
Derivative liabilities of consolidated funds:
Foreign-currency forward contracts	(637)	—	—	(637)
Total-return and interest-rate and credit default swaps	(35,151)	—	—	(35,151)
Options and futures	(881)	—	—	(881)
Subtotal	(36,669)	—	—	(36,669)
Total	$(40,766)	$(65)	$—	$(40,701)

	Gross Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of December 31, 2021		Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Foreign-currency forward contracts	$11,213	$404	$—	$10,809
Derivative assets of consolidated funds:
Foreign-currency forward contracts	5,062	—	—	5,062
Total-return and interest-rate and credit default swaps	1,162	—	—	1,162
Options and futures	509	—	—	509
Subtotal	6,733	—	—	6,733
Total	$17,946	$404	$—	$17,542

Derivative Liabilities:
Foreign-currency forward contracts	$(536)	$(404)	$—	$(132)
Derivative liabilities of consolidated funds:
Foreign-currency forward contracts	(886)	—	—	(886)
Total-return and interest-rate and credit default swaps	(4,335)	—	—	(4,335)
Warrants	(6,626)	—		(6,626)
Subtotal	(11,847)	—	—	(11,847)
Total	$(12,383)	$(404)	$—	$(11,979)

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2022
($ in thousands, except where noted)
8. DEBT OBLIGATIONS AND CREDIT FACILITIES
Oaktree Capital I Debt Obligations
On March 30, 2022, Oaktree Capital I entered into a note and guaranty agreement with certain accredited investors pursuant to which Oaktree Capital I agreed to issue and sell to such investors €50 million of its 2.20% Senior Notes, Series A, due 2032, €75 million of its 2.40% Senior Notes, Series B, due 2034, and €75 million of its 2.58% Senior Notes, Series C, due 2037. These notes are senior unsecured obligations of Oaktree Capital I, a consolidated subsidiary of the Company, and jointly and severally guaranteed by OCM, Oaktree Capital II, L.P. (“Oaktree Capital II”) and Oaktree AIF Investments, L.P. (“Oaktree AIF”). The offering closed on June 8, 2022 and Oaktree Capital I received proceeds of €200 million on the closing date.

	As of
	September 30, 2022	December 31, 2021
Senior unsecured notes
€50,000, 2.20%, issued in June 2022, payable on June 8, 2032	$48,832	$—
€75,000, 2.40%, issued in June 2022, payable on June 8, 2034	73,249	—
€75,000, 2.58%, issued in June 2022, payable on June 8, 2037	73,249	—
Total remaining principal	$195,330	$—
Less: Debt issuance costs	(1,117)	—
Foreign-currency forward contracts	4,032	—
Total debt obligations, net	$198,245	$—
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
Oaktree Capital I, along with certain other Oaktree Operating Group members as co-borrowers, are parties to a credit agreement with a subsidiary of Brookfield that provides for a subordinated credit facility maturing on May 19, 2023. The subordinated credit facility has a revolving loan commitment of $250 million and borrowings generally bear interest at a spread to either LIBOR or an alternative base rate. Borrowings on the subordinated credit facility are subordinate to the outstanding debt obligations and borrowings on the primary credit facility of Oaktree Capital I and its co-borrowers. Oaktree Capital I is jointly and severally liable, along with its co-obligors for outstanding borrowings on the subordinated credit facility. The Company’s financial statements generally will not reflect debt obligations, interest expense or related liabilities associated with the subordinated credit facility until such time as Oaktree Capital I directly borrows from it. In March 2022, this credit facility was amended to extend the revolving credit maturity date from May 19, 2023 to September 14, 2026. No amounts were outstanding on the subordinated credit facility as of September 30, 2022.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2022
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
As of September 30, 2022, OCM had no outstanding borrowings under the revolving credit facility. OCM and the Company were in compliance with all financial maintenance covenants associated with its senior notes and bank credit facility as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022, Oaktree Capital I is jointly and severally liable, along with its co-obligors, for the debt obligations listed below with an aggregate outstanding principal balance of $1.1 billion. The Company’s maximum exposure to these debt obligations is set forth below:

	As of
	September 30, 2022	December 31, 2021
Senior unsecured notes
$50,000, 3.91%, issued in September 2014, payable on September 3, 2024	$50,000	$50,000
$100,000, 4.01%, issued in September 2014, payable on September 3, 2026	100,000	100,000
$100,000, 4.21%, issued in September 2014, payable on September 3, 2029	100,000	100,000
$100,000, 3.69%, issued in July 2016, payable on July 12, 2031	100,000	100,000
$250,000, 3.78%, issued in December 2017, payable on December 18, 2032	250,000	250,000
$200,000, 3.64%, issued in July 2020, payable on July 22, 2030	200,000	200,000
$50,000, 3.84%, issued in July 2020, payable on July 22, 2035	50,000	50,000
$200,000, 3.06%, issued in January 2022, payable on January 12, 2037	200,000	—
Credit facility, issued in March 2014, variable rate obligations payable on September 14, 2026	—	55,000
Total remaining principal	$1,050,000	$905,000

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2022
($ in thousands, except where noted)
Debt Obligations of the Consolidated Funds
Certain consolidated funds may maintain revolving credit facilities that are secured by the assets of the fund or may issue senior variable rate notes to fund investments on a longer term basis, generally up to ten years. The obligations of the consolidated funds are nonrecourse to the Company.
The consolidated funds had the following debt obligations outstanding:

	Outstanding Amount as of		Key terms as of September 30, 2022
Credit Agreement	September 30, 2022	December 31, 2021	Facility Capacity	Effective Interest Rate	Weighted Average Remaining Maturity (years)	Commitment Fee Rate	L/C Fee
Revolving credit facility (1)	$975,705	$1,119,178	$1,243,342	4.76%	0.85	0.20%	1.62%
Secured borrowings	—	12,740
Total debt obligations	$975,705	$1,131,918
Less: Debt issuance costs	(2,730)	(2,552)
Total debt obligations, net (2)	$972,975	$1,129,366

(1)    The credit facility capacity is calculated on a pro rata basis using fund commitments as of September 30, 2022.
(2)    For the revolving credit facilities, amount is shown net of debt issuance costs of $2,730 and $2,552 that are included in other assets, net at September 30, 2022 and December 31, 2021, respectively.

As of September 30, 2022 and December 31, 2021, the consolidated funds had debt obligations with an aggregate outstanding principal balance of $975.7 million and $1.1 billion, respectively. The carrying value of the revolving credit facilities approximated fair value due to recent issuance. Secured borrowing outstanding were recorded as a result of certain securities that were sold and simultaneously repurchased at a premium, with amounts payable to the counterparty due on the repurchase settlement date. Financial instruments that are valued using quoted prices for the security or similar securities are generally classified as Level III because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities, or may require adjustment for investment-specific factors or restrictions.
Debt Obligations of CLOs
Debt obligations of CLOs represent amounts due to holders of debt securities issued by the CLOs, as well as term loans of CLOs that had not priced as of period end. Outstanding debt obligations of CLOs were as follows:

	As of September 30, 2022			As of December 31, 2021
	Fair Value (1)	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)	Fair Value (1)	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)
Senior secured notes	$7,702,872	3.38%	10.8	$7,472,521	1.75%	11.0
Subordinated notes (2)	284,496	N/A	9.8	333,742	N/A	11.2
Total CLO debt obligations	$7,987,368			$7,806,263

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
The debt obligations of CLOs are nonrecourse to the Company and are backed by the investments held by the respective CLO. Assets of one CLO may not be used to satisfy the liabilities of another. As of September 30,

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2022
($ in thousands, except where noted)
2022 and December 31, 2021, the fair value of CLO assets was $8.8 billion and $9.1 billion, respectively, and consisted of cash, corporate loans, corporate bonds and other securities.
As of September 30, 2022, future scheduled principal or par value payments with respect to the debt obligations of CLOs were as follows:

Remainder of 2022	$40,894
2023	—
2024	—
2025	—
2026	—
Thereafter	8,744,482
Total	$8,785,376

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2022
($ in thousands, except where noted)
9. LEASES
The Company has operating leases related to office space and certain equipment with remaining lease terms expiring within one year through 2031, some of which include options to extend the leases for up to five years and some of which include options to terminate the leases within one year. As of September 30, 2022, there were no finance leases outstanding and no additional operating leases that have not yet commenced.
The components of lease expense included in general and administrative expense were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Operating lease cost	$1,673	$1,960	$5,212	$5,994
Sublease income	(95)	(103)	(301)	(308)
Total lease cost	$1,578	$1,857	$4,911	$5,686

Supplemental cash flow information related to leases was as follows:

Nine months ended September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$4,487
Weighted average remaining lease term for operating leases (in years)	8.24
Weighted average discount rate for operating leases	4.2%
As of September 30, 2022, maturities of operating lease liabilities were as follows:

Remainder of 2022	$1,618
2023	5,682
2024	4,649
2025	4,214
2026	4,083
Thereafter	17,639
Total lease payments	37,885
Less: imputed interest	(5,977)
Total operating lease liabilities	$31,908

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2022
($ in thousands, except where noted)
10. NON-CONTROLLING REDEEMABLE INTERESTS IN CONSOLIDATED FUNDS
The following table sets forth a summary of changes in the non-controlling redeemable interests in the consolidated funds. Dividends reinvested and in-kind contributions or distributions are non-cash in nature and have been presented on a gross basis in the table below.

	Nine months ended September 30,
	2022	2021

Beginning balance	$1,723,294	$715,347
Fund consolidation and deconsolidation, net	(247,270)	(192,984)
Contributions	702,888	766,103
Distributions	(164,488)	(126,832)
Net income	123,124	163,105
Change in distributions payable	(1,078)	10,003
Foreign currency translation and other, net	(4,872)	(12,725)
Ending balance	$2,131,598	$1,322,017
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
As of September 30, 2022 and December 31, 2021, OCGH units represented 56,822,301 of the total 159,902,461 Oaktree Operating Group units and 60,783,255 of the total 159,919,875 Oaktree Operating Group units, respectively. Based on total allocable capital of $1,310,258 and $1,565,119 as of September 30, 2022 and December 31, 2021, respectively, the OCGH non-controlling interest was $465,414 and $612,228. As of September 30, 2022 and December 31, 2021, there were no non-controlling interests attributable to third parties.
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
September 30, 2022
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
September 30, 2022
($ in thousands, except where noted)
The following table sets forth a summary of net income attributable to the preferred unitholders, the OCGH non-controlling interest and the Class A common unitholders:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Weighted average Oaktree Operating Group units outstanding (in thousands):
Non-controlling interest	$60,664	$60,834	$60,706	$61,013
Class A unitholders	99,238	99,137	99,202	98,995
Total weighted average units outstanding	$159,902	$159,971	$159,908	$160,008

Oaktree Operating Group net income (loss):
Net income attributable to preferred unitholders (1)	$6,829	$6,829	$20,487	$20,487
Net income (loss) attributable to non-controlling interest	4,747	46,680	(11,406)	263,863
Net income (loss) attributable to OCG Class A unitholders	6,512	76,070	(19,149)	426,575
Oaktree Operating Group net income (loss)	$18,088	$129,579	$(10,068)	$710,925
Net income (loss) attributable to OCG Class A unitholders:
Oaktree Operating Group net income (loss) attributable to OCG Class A unitholders	$6,512	$76,070	$(19,149)	$426,575
Non-Operating Group income and expense	12,201	14,138	27,359	44,435
Net income (loss) attributable to OCG Class A unitholders	$18,713	$90,208	$8,210	$471,010

(1)    Represents distributions declared, if any, on the preferred units.
The change in the Company’s ownership interest in the Oaktree Operating Group is set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Net income (loss) attributable to OCG Class A unitholders	$18,713	$90,208	$8,210	$471,010
Equity reallocation between controlling and non-controlling interests	(1,111)	2,205	46,473	3,667
Change from net income (loss) attributable to OCG Class A unitholders and transfers from non-controlling interests	$17,602	$92,413	$54,683	$474,677
Please see notes 11, 12 and 13 for additional information regarding transactions that impacted unitholders’ capital.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2022
($ in thousands, except where noted)
12. EARNINGS PER UNIT
The computation of net income (loss) per Class A unit is set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands, except per unit amounts)
Net income (loss) per Class A unit (basic and diluted):
Net income (loss) attributable to OCG Class A unitholders	$18,713	$90,208	$8,210	$471,010
Weighted average number of Class A units outstanding (basic and diluted)	103,080	99,137	101,693	98,995
Basic and diluted net income (loss) per Class A unit	$0.18	$0.91	$0.08	$4.76
OCGH units are not exchangeable into Class A units. As the restrictions set forth in the then-current exchange agreement were in place for each applicable reporting period, OCGH units were not included in the computation of diluted earnings per unit for the three and nine months ended September 30, 2022 and 2021.
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
During the nine months ended September 30, 2022, the Company granted LTIP awards valued at $18.5 million to employees, partners and directors of the Company and its subsidiaries, subject to annual vesting over a weighted average period of approximately 4.6 years. No awards were granted during the three months ended September 30, 2022. As of September 30, 2022, the Company expected to recognize compensation expense on its unvested LTIP awards of $41.0 million, subject to adjustment based on future performance, over a weighted average period of 2.9 years. During the three and nine months ended September 30, 2022, the Company recognized $3.9 million and $13.5 million, respectively, of compensation expense related to the LTIP, which was included in compensation and benefits expense in the condensed consolidated statement of operations.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2022
($ in thousands, except where noted)
Equity-Based Compensation
In December 2011, the Company adopted the 2011 Oaktree Capital Group, LLC Equity Incentive Plan (the “2011 Plan”). The 2011 Plan provides for the granting of options, unit appreciation rights, restricted unit awards, unit bonus awards, phantom equity awards or other unit-based awards to senior executives, directors, officers, certain employees, consultants, and advisors of the Company and its affiliates. As of September 30, 2022, a maximum of 23,988,048 units have been authorized to be awarded pursuant to the 2011 Plan, and 19,526,195 units (including 2,000,000 EVUs) have been awarded under the 2011 Plan. Each Class A and OCGH unit, when issued, represents an indirect interest in one Oaktree Operating Group unit. Total vested and unvested Converted OCGH Units, OCGH units and Class A units issued and outstanding were 159,902,461 as of September 30, 2022.
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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2022
($ in thousands, except where noted)
OCGH Unit Awards
As of September 30, 2022, the Company expected to recognize compensation expense on its unvested OCGH unit and Converted OCGH unit awards of $13.2 million over a weighted average period of 3.3 years. With respect to forfeitures, the Company made an accounting policy election to account for forfeitures when they occur. Accordingly, no forfeitures have been assumed in the calculation of compensation expense.
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
A summary of the status of the Company’s unvested Converted OCGH units and other OCGH unit awards and changes for the period presented are set forth below (actual dollars per unit):

	Converted OCGH Units (1)		OCGH Units
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value

Balance as of December 31, 2021	277,464	$46.79	338,530	$37.64
Vested	(147,255)	45.59	(135,723)	31.01
Forfeited	(2,969)	49.52	—	—
Balance as of September 30, 2022	127,240	$48.12	202,807	$42.07

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
During the nine months ended September 30, 2022, the Company granted OEP awards valued at $8.0 million to certain employees of the Company and its subsidiaries, subject to annual vesting over a period of approximately 6.5 years. For the three and nine months ended September 30, 2022, the Company recognized $0.3 million, and $0.6 million, respectively, of compensation expense related to the OEP awards, which were included in equity-based compensation expense in the combined and consolidated statements of operations. Total unvested units issued were 875,248 units as of September 30, 2022.

Valuation

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2022
($ in thousands, except where noted)
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
Incentive Income
In addition to the incentive income recognized by the Company, certain of its funds have amounts recorded as potentially allocable to the Company as its share of potential future incentive income, based on each fund’s net asset value. Inasmuch as this incentive income is contingent upon future investment activity and other factors, it is not recognized by the Company as revenue until it is probable that a significant reversal will not occur. As of September 30, 2022 and December 31, 2021, respectively, the aggregate of such amounts recorded at the fund level in excess of incentive income recognized by the Company was $1,589,145 and $1,668,839, for which related direct incentive income compensation expense was estimated to be $831,139 and $868,408, respectively.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2022
($ in thousands, except where noted)
Commitments to Funds
As of September 30, 2022 and December 31, 2021, the Company, generally in its capacity as general partner, had undrawn capital and other commitments of $517.5 million and $325.8 million, respectively, including commitments to both unconsolidated and consolidated funds. Additionally, as of September 30, 2022 the Company had undrawn capital commitments of $375.0 million in its capacity as a limited partner in Opps XI (as defined in note 16).
Investment Commitments of the Consolidated Funds
Certain of the consolidated funds are parties to credit arrangements that provide for the issuance of letters of credit and/or revolving loans, which may require the particular fund to extend loans to investee companies. The consolidated funds use the same investment criteria in making these commitments as they do for investments that are included in the condensed consolidated statements of financial condition. The unfunded liability associated with these credit arrangements is equal to the amount by which the contractual loan commitment exceeds the sum of funded debt and cash held in escrow, if any. As of September 30, 2022 and December 31, 2021, the consolidated funds had potential aggregate commitments of $9.8 million and $13.5 million, respectively. These commitments are expected to be funded by the funds’ cash balances, proceeds from asset sales or drawdowns against existing capital commitments.
A consolidated fund may agree to guarantee the repayment obligations of certain investee companies. As of September 30, 2022 and December 31, 2021, there were no guaranteed amounts under such arrangements.
Certain consolidated funds are investment companies that are required to disclose financial support provided or contractually required to be provided to any of their portfolio companies. During the nine months ended September 30, 2022, the consolidated funds did not provide any financial support to portfolio companies.
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

	As of
	September 30, 2022	December 31, 2021
Due from affiliates:
Loans to affiliates and employees	$—	$44,088
Amounts due from unconsolidated funds	1,702	2,829
Management fees and incentive income due from unconsolidated funds and affiliates	93,216	289,795
Payments made on behalf of unconsolidated entities	9,563	36,001
Non-interest bearing advances made to certain non-controlling interest holders and employees	56	148
Total due from affiliates	$104,537	$372,861
Due to affiliates:
Amounts due to unconsolidated entities	$18,535	$4,198
Total due to affiliates	$18,535	$4,198

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2022
($ in thousands, except where noted)
Loans To Affiliates and Employees
Loans primarily consist of (i) interest-bearing loans made to affiliates, and (ii) interest-bearing loans made to certain Oaktree employees to meet tax obligations related to vesting of equity awards.
On May 7, 2021 the Company, through its consolidated subsidiary Oaktree Capital I, L.P, entered into two revolving line of credit notes with Oaktree Capital Management, L.P., one as a borrower and the other as a lender. Both revolving line of credit notes allow for outstanding principal amounts not to exceed $250.0 million and mature on May 7, 2024. There were no loans to affiliates as of September 30, 2022, and $0 and $10 interest income were generated for the three and nine months ended September 30, 2022, respectively.
The employee loans, which are generally recourse to the borrower or secured by vested equity and other collateral, typically bear interest at the Company’s cost of debt. As of September 30, 2022 and December 31, 2021, there were no Company loans to employees. The Company’s loans generated no interest income for the three and nine months ended September 30, 2022, and $0 and $3 for the three and nine months ended September 30, 2021, respectively.
As of September 30, 2022, certain employees had an outstanding note balance of $2.2 million to OCM.
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
Revenues Earned From Oaktree Funds
In aggregate, management fees and incentive income earned from unconsolidated Oaktree funds totaled $2.3 million and $63.9 million for the three and nine months ended September 30, 2022, respectively, and $169.4 million and $816.6 million for the three and nine months ended September 30, 2021, respectively.
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
September 30, 2022
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
The Company incurred administrative services expense of $0.2 million and $0.6 million for the three and nine months ended September 30, 2022, respectively, and $0.2 million and $0.6 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022 and December 31, 2021, no amounts and $0.2 million, respectively were included in “Due to affiliates” in the condensed consolidated statements of financial condition.
Investment in Oaktree Opportunities Fund XI
The Company has subscribed for a limited partner interest in, and made a capital commitment of, $750.0 million to Oaktree Opportunities Fund XI, L.P., a parallel investment vehicle thereof or a feeder fund in respect of one of the foregoing (such limited partner interest, the “Opps XI Investment” and such fund entities collectively, “Opps XI”). In order to make the Opps XI Investment, the Company’s sole Class A unitholder, or one of its affiliates, will contribute cash as a capital contribution (the “Opps XI Investment Cash”) as and to the extent required to satisfy the Company’s obligations to Opps XI. The Company will use the Opps XI Investment Cash solely to fund the Opps XI Investment and satisfy its obligations in respect of Opps XI and distributions from the Opps XI Investment are intended for the benefit of the Class A unitholder, subject to applicable law. The Company’s preferred unitholders should not rely on distributions received by the Company in respect of the Company’s Opps XI Investment for payment of dividends or redemption of the preferred units. During the nine months ended September 30, 2022, the Company funded $150.0 million of its capital commitment. As of September 30, 2022, the Company has funded in the aggregate $375.0 million of the $750.0 million capital commitment.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2022
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
18. SUBSEQUENT EVENTS
Class A Unit Distributions
A distribution of $0.30 per Class A unit was paid on November 10, 2022 to holders of record at the close of business on October 31, 2022.
Preferred Unit Distributions
A distribution of $0.414063 per Series A preferred unit will be paid on December 15, 2022 to Series A preferred unitholders of record at the close of business on December 1, 2022.
A distribution of $0.409375 per Series B preferred unit will be paid on December 15, 2022 to Series B preferred unitholders of record at the close of business on December 1, 2022.

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
COVID-19 continues to pose threats to the health and economic wellbeing of the worldwide population and the global economy in light of COVID-19 variants that seem to spread more easily than the original COVID-19 virus. There is continued uncertainty as to the duration of the global health and economic impact caused by COVID-19 even with COVID-19 vaccines now available. The continued uncertainty of COVID-19 variants may lead to renewed governmental efforts to mitigate COVID-19 spread seen at the beginning of the pandemic. Such renewed mitigation efforts may create significant uncertainty and volatility in Oaktree’s business and its funds’ and their respective portfolio companies’ businesses as compared to pre-pandemic levels.
Any prolonged difficult market and economic conditions and uncertainty caused by COVID-19 will adversely impact the valuations of Oaktree’s and its funds’ investments, particularly if the value of an investment is determined in whole or in part by reference to public equity, public debt, or private debt markets. However, while any market dislocation caused by COVID-19 will adversely impact the value of Oaktree’s and its funds’ investments, the increased volatility in the financial markets may also present attractive investment opportunities for certain Oaktree investment strategies. Currently, we are unaware of any material risk to the stability of our condensed consolidated financial statements caused by any COVID-19 uncertainties or the materiality of any effect such uncertainties may have on our business and operations. Please see “Item 1A. Risk Factors— The coronavirus pandemic has significantly disrupted economic conditions and may adversely affect our operations, business, financial performance and operating results" within Oaktree’s annual report.
The ongoing Russia-Ukraine conflict, including global sanctions imposed on Russia, creates continued uncertainty and volatility in the global financial markets and economy and, as a result, may adversely impact Oaktree’s business and its funds’ and their respective portfolio companies’ business. As of the date of this filing, we are not aware of any material risk to the stability of our condensed consolidated financial statements caused by the Russia-Ukraine conflict or the materiality of any effect such uncertainties may have on our business and operations.
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
Expenses
Compensation and Benefits
Compensation and benefits expense reflects all compensation-related items not directly related to incentive income, investment income or the vesting of Converted OCGH units, OCGH units, EVUs, OEP units, deferred equity units and other performance-based units, and includes salaries, bonuses, compensation based on management fees or a definition of profits, employee benefits, payroll taxes and phantom equity awards. Phantom equity awards represent liability-classified awards subject to vesting and remeasurement at the end of each reporting period. Phantom equity award expense reflects the vesting of those liability-classified awards, the equity distribution declared in the period and changes in the OCGH unit fair value. Compensation and benefits expense reflects the gross-up of reimbursable costs incurred on behalf of Oaktree funds in which the Company has determined it is the principal. Subsequent to the Restructuring, our consolidated operating results primarily include compensation and benefits expense related to employees of OCM Cayman.
Equity-based Compensation
Equity-based compensation expense reflects the non-cash charge associated with grants of Converted OCGH units, OCGH units, EVUs, OEP units, deferred equity units and other performance-based units. Subsequent to the Restructuring, our consolidated operating results primarily include equity-based compensation expense related to employees of OCM Cayman.
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

GAAP Consolidated Results of Operations
The following table sets forth our unaudited condensed consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands, except per unit data)
Revenues:
Management fees	$59,860	$58,628	$183,370	$172,848
Incentive income	(33)	167,534	56,070	811,481
Total revenues	59,827	226,162	239,440	984,329
Expenses:
Compensation and benefits	(36,452)	(37,080)	(118,371)	(116,803)
Equity-based compensation	(2,011)	(1,903)	(5,461)	(7,868)
Incentive income compensation	753	(81,952)	(17,141)	(396,435)
Total compensation and benefits expense	(37,710)	(120,935)	(140,973)	(521,106)
General and administrative	(6,251)	(5,303)	(17,548)	(18,879)
Depreciation and amortization	(356)	(580)	(1,349)	(1,745)
Consolidated fund expenses	(21,153)	(25,734)	(61,312)	(50,581)
Total expenses	(65,470)	(152,552)	(221,182)	(592,311)
Other income (loss):
Interest expense	(73,992)	(32,990)	(171,032)	(113,093)
Interest and dividend income	154,967	90,673	408,396	273,460
Net realized gain (loss) on consolidated funds’ investments	4,214	(10,345)	(68,885)	848
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	13,022	60,329	(13,971)	185,418
Investment income (loss)	(1,071)	16,989	(20,004)	190,768
Other income, net	—	—	—	19
Total other income (loss)	97,140	124,656	134,504	537,420
Income (loss) before income taxes	91,497	198,266	152,762	929,438
Income taxes	(4,934)	(3,811)	(12,347)	(9,246)
Net income (loss)	86,563	194,455	140,415	920,192
Less:
Net (income) loss attributable to non-controlling interests in consolidated funds	(56,274)	(51,214)	(123,124)	(163,105)
Net (income) loss attributable to non-controlling interests in consolidated subsidiaries	(4,747)	(46,204)	11,406	(265,590)
Net income (loss) attributable to OCG	25,542	97,037	28,697	491,497
Net income attributable to preferred unitholders	(6,829)	(6,829)	(20,487)	(20,487)
Net income (loss) attributable to OCG Class A unitholders	$18,713	$90,208	$8,210	$471,010

Distributions declared per Class A unit	$0.38	$0.51	$1.51	$3.92
Net income (loss) per Class A unit (basic and diluted):
Net income (loss) per Class A unit	$0.18	$0.91	$0.08	$4.76
Weighted average number of Class A units outstanding	103,080	99,137	101,693	98,995

Third Quarter Ended September 30, 2022 Compared to the Third Quarter Ended September 30, 2021
Revenues
Management Fees
Management fees increased $1.3 million, or 2.2%, to $59.9 million for the third quarter of 2022, from $58.6 million for the third quarter of 2021. The increase was primarily due to sub-advisory fees earned, reflecting both growth of Oaktree’s business operations and its impact to the sub-advisory fees we earn from these arrangements.
Incentive Income
No incentive income was recognized during the third quarter of 2022. The decrease in incentive income from $167.5 million for the third quarter of 2021 was primarily due to a decline in distributions from Private Equity and Credit closed-end funds that were paying incentive income.
Expenses
Compensation and Benefits
Compensation and benefits expense decreased $0.6 million, or 1.6%, to $36.5 million for the third quarter of 2022, from $37.1 million for the third quarter of 2021. The decrease in compensation and benefits expense was primarily due to foreign exchange.
Equity-based Compensation
Equity-based compensation expense increased $0.1 million, or 5.3%, to $2.0 million for the third quarter of 2022, from $1.9 million for the third quarter of 2021, due to OEP awards granted during the second quarter of 2022.
Incentive Income Compensation
Incentive income compensation expense decreased $82.8 million to $(0.8) million for the third quarter of 2022, from $82.0 million for the third quarter of 2021, primarily reflecting the decrease in incentive income.
General and Administrative
General and administrative expense increased $1.0 million, or 18.9%, to $6.3 million for the third quarter of 2022, from $5.3 million for the third quarter of 2021, primarily due to increase in travel.
Depreciation and Amortization
Depreciation and amortization expense was $0.4 million and $0.6 million for the third quarter of 2022 and 2021, respectively.
Consolidated Fund Expenses
Consolidated fund expenses decreased $4.5 million, or 17.5%, to $21.2 million for the third quarter of 2022, from $25.7 million for the third quarter of 2021. The decrease reflects the impact of general costs incurred by our consolidated funds and changes to the funds that were consolidated during the third quarter of 2022.
Other Income (Loss)
Interest Expense
Interest expense increased $41.0 million, or 124.2%, to $74.0 million for the third quarter of 2022, from $33.0 million for the third quarter of 2021. The increase was primarily attributable to higher interest rates, additional CLO issuances, and the issuance of senior notes during the second quarter of 2022.
Interest and Dividend Income
Interest and dividend income increased $64.3 million, or 70.9%, to $155.0 million for the third quarter of 2022, from $90.7 million for the third quarter of 2021. The increase was primarily attributable to our consolidated funds.

Net Realized Gain (Loss) on Consolidated Funds’ Investments
Net realized gain (loss) on consolidated funds’ investments increased $14.5 million, from a loss of $10.3 million for the third quarter of 2021 to a gain of $4.2 million for the third quarter of 2022. The increase in our net realized gain reflects our consolidated funds’ performance on investments sold and primarily resulted from gains in Opps XI.
Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments decreased $47.3 million, to a gain of $13.0 million for the third quarter of 2022, from a gain of $60.3 million for the third quarter of 2021. Excluding the impact of the reversal of net realized gain (loss) on consolidated funds’ investments, the net change in unrealized appreciation (depreciation) on consolidated funds’ investments decreased $32.8 million, to a net gain of $17.2 million for the third quarter of 2022, from a net gain of $50.0 million for the third quarter of 2021, primarily driven by current market conditions affecting the values of investments held by Opps XI and our CLOs.
Investment Income (Loss)
Investment income (loss) decreased $18.1 million, or 106.5%, to a loss of $1.1 million for the third quarter of 2022, from a gain of $17.0 million for the third quarter of 2021. The decrease is primarily driven by current market conditions affecting the values of our Credit investments.
Income Taxes
Income taxes increased $1.1 million, or 28.9%, to $4.9 million for the third quarter of 2022, from $3.8 million for the third quarter of 2021. The increase primarily reflected higher taxable net income attributable to our operations outside of the United States during the third quarter of 2022. Please see the Income Taxes section of “—Understanding Our Results—Consolidation of Oaktree Funds” for details.
Net (Income) Loss Attributable to Non-controlling Interests in Consolidated Funds
Net income attributable to non-controlling interests in consolidated funds increased $5.1 million, to net income of $56.3 million for the third quarter of 2022, from net income of $51.2 million for the third quarter of 2021. The increase reflected our consolidated funds’ performance attributable to third-party investors in each period. These effects are described in more detail under “—Other Income (Loss)” above.
Net Income (Loss) Attributable to Oaktree Capital Group, LLC Class A Unitholders
Net income attributable to Oaktree Capital Group, LLC Class A unitholders decreased $71.5 million, or 79.3%, to net income of $18.7 million for the third quarter of 2022, from net income of $90.2 million for the third quarter of 2021, primarily reflecting lower incentive income, net of associated compensation and lower unrealized appreciation on investments driven by current market conditions.

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021
Revenues
Management Fees
Management fees increased $10.6 million, or 6.1%, to $183.4 million for the first nine months of 2022, from $172.8 million for the first nine months of 2021. The increase was primarily due to sub-advisory fees earned, reflecting both growth of Oaktree’s business operations and its impact to the sub-advisory fees we earn from these arrangements.
Incentive Income
Incentive income decreased $755.4 million to $56.1 million for the first nine months of 2022, from $811.5 million for the first nine months of 2021. The decrease in incentive income was primarily due to higher distributions from Private Equity and Credit closed-end funds that were paying incentive income. Incentive income for first nine months of 2022 was primarily due to the deconsolidation of a SPAC during the second quarter.
Expenses
Compensation and Benefits
Compensation and benefits expense increased $1.6 million, or 1.4%, to $118.4 million for the first nine months of 2022, from $116.8 million for the first nine months of 2021. The increase in compensation and benefits expense was primarily due to the increased value of phantom equity awards, partially offset by foreign exchange.
Equity-based Compensation
Equity-based compensation expense decreased $2.4 million, or 30.4%, to $5.5 million for the first nine months of 2022, from $7.9 million for the first nine months of 2021, reflecting that beginning in 2020, deferred compensation was primarily paid in Long-Term Incentive Plan awards rather than equity-based awards, partially offset by OEP awards granted during the second quarter of 2022.
Incentive Income Compensation
Incentive income compensation expense decreased $379.3 million to $17.1 million for the first nine months of 2022, from $396.4 million for the first nine months of 2021, primarily reflecting the decrease in incentive income.
General and Administrative
General and administrative expense decreased $1.4 million, or 7.4%, to $17.5 million for the first nine months of 2022, from $18.9 million for the first nine months of 2021, primarily due to foreign exchange.
Depreciation and Amortization
Depreciation and amortization expense was $1.3 million and $1.7 million for the first nine months of 2022 and 2021, respectively.
Consolidated Fund Expenses
Consolidated fund expenses increased $10.7 million, or 21.1%, to $61.3 million for the first nine months of 2022, from $50.6 million for the first nine months of 2021. The increase reflects the impact of general costs incurred by our consolidated funds and changes to the funds that were consolidated during the first nine months of 2022.
Other Income (Loss)
Interest Expense
Interest expense increased $57.9 million, or 51.2%, to $171.0 million for the first nine months of 2022, from $113.1 million for the first nine months of 2021. The increase was primarily attributable to higher interest rates, additional CLO issuances, and the issuance of senior notes during the second quarter of 2022.

Interest and Dividend Income
Interest and dividend income increased $134.9 million, or 49.3%, to $408.4 million for the first nine months of 2022, from $273.5 million for the first nine months of 2021. The increase was primarily attributable to our consolidated funds.
Net Realized Gain (Loss) on Consolidated Funds’ Investments
Net realized gain (loss) on consolidated funds’ investments decreased by $69.7 million, from a gain of $0.8 million for the first nine months of 2021 to a loss of $68.9 million for the first nine months of 2022. The net realized loss during the first nine months of 2022 reflects our consolidated funds’ performance on investments sold and is primarily due to realized losses on our Real Assets investments.
Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments decreased $199.4 million, to a depreciation of $14.0 million for the first nine months of 2022, from an appreciation of $185.4 million for the first nine months of 2021. Excluding the impact of the reversal of net realized gain (loss) on consolidated funds’ investments, the net change in unrealized appreciation (depreciation) on consolidated funds’ investments decreased $269.2 million, to a net loss of $82.9 million for the first nine months of 2022, from a net gain of $186.3 million for the first nine months of 2021, primarily driven by current market conditions affecting the values of investments held by Opps XI and our CLOs.
Investment Income (Loss)
Investment income (loss) decreased $210.8 million, or 110.5%, to a loss of $20.0 million for the first nine months of 2022, from a gain of $190.8 million for the first nine months of 2021. The decrease is primarily driven by current market conditions affecting the values of our Credit and Private Equity investments.
Income Taxes
Income taxes increased $3.1 million, or 33.7%, to $12.3 million for the first nine months of 2022, from $9.2 million for the first nine months of 2021. The increase primarily reflected higher taxable net income attributable to our operations outside of the United States during the first nine months of 2022. Please see the Income Taxes section of “—Understanding Our Results—Consolidation of Oaktree Funds” for details.
Net (Income) Loss Attributable to Non-controlling Interests in Consolidated Funds
Net income attributable to non-controlling interests in consolidated funds decreased $40.0 million, to net income of $123.1 million for the first nine months of 2022, from net income of $163.1 million for the first nine months of 2021. The decrease reflected our consolidated funds’ performance attributable to third-party investors in each period. These effects are described in more detail under “—Other Income (Loss)” above.
Net Income (Loss) Attributable to Oaktree Capital Group, LLC Class A Unitholders
Net income attributable to Oaktree Capital Group, LLC Class A unitholders decreased $462.8 million, or 98.3%, to net income of $8.2 million for the first nine months of 2022, from net income of $471.0 million for the first nine months of 2021, primarily reflecting lower incentive income, net of associated compensation and unrealized investment losses driven by current market conditions.

Operating Metrics
We monitor certain operating metrics that we believe provide important data regarding our business. These operating metrics include incentive-creating AUM, incentives created (fund level), and accrued incentives (fund level).
Incentive-creating AUM
Our incentive-creating AUM is set forth below and includes only incentive-creating AUM generated by our indirect subsidiaries, Oaktree Capital I and OCM Cayman for the periods ended September 30, 2022 and December 31, 2021. Incentive-creating AUM does not include undrawn capital commitments and is set forth below:

	As of
	September 30, 2022	June 30, 2022	December 31, 2021
Incentive-creating AUM:	(in millions)
Closed-end funds	$41,418	$39,743	$36,726
Evergreen funds	2,400	3,487	4,219
Total	$43,818	$43,230	$40,945
Third Quarter Ended September 30, 2022
Incentive-creating AUM increased $0.6 billion, or 1.4%, to $43.8 billion as of September 30, 2022, from $43.2 billion as of June 30, 2022. This increase reflected $1.6 billion of net contributions, partially offset by $1.0 billion of market-value depreciation, inclusive of the impact of foreign currency fluctuations during the third quarter of 2022.
Nine Months Ended September 30, 2022
Incentive-creating AUM increased $2.9 billion, or 7.1%, to $43.8 billion as of September 30, 2022, from $40.9 billion as of December 31, 2021. This increase reflected $3.1 billion of net contributions, partially offset by $0.2 billion of market-value depreciation, inclusive of the impact of foreign currency fluctuations during the nine months ended 2022.
Accrued Incentives (Fund Level) and Incentives Created (Fund Level)
Accrued incentives (fund level), gross and net of incentive income compensation expense, as well as changes in accrued incentives (fund level), are set forth below.

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
	2022	2021	2022	2021
Accrued Incentives (Fund Level):	(in thousands)
Beginning balance	$1,574,007	$1,862,008	$1,668,838	$1,314,443
Incentives created (fund level):
Closed-end funds	12,472	238,256	136,794	1,429,088
Evergreen funds	2,632	17,097	3,246	60,264
Total incentives created (fund level)	15,104	255,353	140,040	1,489,352
Less: incentive income recognized by us	33	(167,534)	(219,734)	(853,967)
Ending balance	$1,589,144	$1,949,827	$1,589,144	$1,949,828
Accrued incentives (fund level), net of associated incentive income compensation expense	$759,471	$905,604	$759,471	$905,604
As of September 30, 2022 and 2021, the portion of net accrued incentives (fund level) represented by funds that were currently paying incentives was $21.4 million (or 2.8%) and $66.5 million (or 7.3%), respectively, with the remainder arising from funds that as of that date were not at the stage of their cash distribution waterfall where Oaktree was entitled to receive incentives, other than possibly tax-related distributions.

As of September 30, 2022, $372.5 million, or 49.0%, of the net accrued incentives (fund level) were in evergreen or closed-end funds that were incentive paying or in their liquidation period. Please see “—Critical Accounting Policies—Fair Value of Financial Instruments” for a discussion of the fair-value hierarchy level established by GAAP.
Third Quarter Ended September 30, 2022
Incentives created (fund level) was $15.1 million for the third quarter of September 30, 2022, primarily reflecting $12.0 million from Private Equity funds and $3.7 million from Real Asset Funds.
Nine Months Ended September 30, 2022
Incentives created (fund level) was $140.1 million for the first nine months of September 30, 2022, primarily reflecting $108.0 million from Credit funds, $52.6 million from Listed Equities, partially offset by $24.3 million from Private Equity funds.

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
The following table presents our unaudited condensed consolidating statement of financial condition:

	As of September 30, 2022
	Oaktree and Operating Subsidiaries	Consolidated Funds	Eliminations	Consolidated
	(in thousands)
Assets:
Cash and cash-equivalents	$120,544	$—	$—	$120,544
U.S. Treasury and other securities	6,033	—	—	6,033
Corporate investments	2,301,315	—	(1,011,497)	1,289,818
Deferred tax assets	3,489	—	—	3,489
Right-of-use assets	27,148	—	—	27,148
Receivables and other assets	159,689	—	(2,336)	157,353
Assets of consolidated funds	—	12,876,870	—	12,876,870
Total assets	$2,618,218	$12,876,870	$(1,013,833)	$14,481,255
Liabilities and Capital:
Liabilities:
Accounts payable and accrued expenses	$186,648	$—	$—	$186,648
Due to affiliates	18,535	—	—	18,535
Debt obligations	198,245	—	—	198,245
Operating lease liabilities	31,908	—	—	31,908
Liabilities of consolidated funds	—	9,735,118	(3,679)	9,731,439
Total liabilities	435,336	9,735,118	(3,679)	10,166,775
Non-controlling redeemable interests in consolidated funds	—	—	2,131,598	2,131,598
Capital:
Capital attributable to OCG preferred unitholders	400,584	—	—	400,584
Capital attributable to OCG Class A unitholders	1,316,884	651,146	(651,146)	1,316,884
Non-controlling interest in consolidated subsidiaries	465,414	359,008	(359,008)	465,414
Non-controlling interest in consolidated funds	—	2,131,598	(2,131,598)	—
Total capital	2,182,882	3,141,752	(3,141,752)	2,182,882
Total liabilities and capital	$2,618,218	$12,876,870	$(1,013,833)	$14,481,255

Corporate Investments

	As of
	September 30, 2022	June 30, 2022	September 30, 2021
	(in thousands)
Oaktree funds:
Credit	$1,768,681	$1,707,113	$1,298,949
Private Equity	226,918	239,810	268,343
Real Assets	28,806	27,764	91,558
Listed Equities	39,830	38,016	39,652
Non-Oaktree	237,080	67,478	42,798
Total corporate investments – Oaktree and operating subsidiaries	2,301,315	2,080,181	1,741,300
Eliminations	(1,011,497)	(946,514)	(697,933)
Total corporate investments – Consolidated	$1,289,818	$1,133,667	$1,043,367

Liquidity and Capital Resources
We manage our liquidity and capital requirements by focusing on our cash flows before the consolidation of Oaktree funds and the effect of normal changes in short-term assets and liabilities. Our primary cash flow activities on an unconsolidated basis involve (a) generating cash flow from operations, (b) generating income from investment activities, including strategic investments in certain third parties, (c) funding capital commitments that we have made to Oaktree funds in which we act as general partner, (d) funding our growth initiatives, (e) distributing cash flow to our Class A, OCGH and OEP unitholders, (f) borrowings, interest payments and repayments under credit agreements, our senior notes and other borrowing arrangements, and (g) issuances of, and distributions made on, our preferred units. As of September 30, 2022, the Company had $126.6 million of cash and U.S. Treasury and other securities and $198.2 million of debt obligations. See the Future Sources and Uses of Liquidity section for additional details of Oaktree and its indirect subsidiaries financing activities in 2021.
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
The Company has subscribed for a limited partner interest in, and made a capital commitment of, $750 million to Oaktree Opportunities Fund XI, L.P., a parallel investment vehicle thereof or a feeder fund in respect of one of the foregoing (such limited partner interest, the “Opps XI Investment” and such fund entities collectively, “Opps XI”). In order to fund the Opps XI Investment, the Company’s sole Class A unitholder, or one of its affiliates, will contribute cash as a capital contribution (the “Opps XI Investment Cash”) as and to the extent required to satisfy the Company’s obligations to Opps XI. The Company will use the Opps XI Investment Cash solely to fund the Opps XI Investment and satisfy its obligations in respect of Opps XI and distributions from the Opps XI Investment are intended for the benefit of the Class A unitholder, subject to applicable law. The Company’s preferred unitholders should not rely on distributions received by the Company in respect of the Company’s Opps XI Investment for payment of dividends or redemption of the preferred units. As of September 30, 2022, $375.0 million of the $750.0 million capital commitment was funded.

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
Significant amounts from our condensed consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021 are discussed below.
Operating Activities
Operating activities used $1.6 billion and $1.6 billion of cash for the first nine months of 2022 and 2021, respectively. These amounts principally reflected net income (loss), purchases of securities, net of non-cash adjustments, and net realized and unrealized (gain) loss from consolidated fund investments in each of the respective periods as well as net purchases of securities of the consolidated funds.
Investing Activities
Investing activities used $183.7 million and provided $161.9 million of cash for the first nine months of 2022 and 2021, respectively. Net activity from purchases, maturities and sales of U.S. Treasury and other securities included net purchases of $4.5 million and net proceeds of $3.2 million for the first nine months of 2022 and 2021, respectively. Corporate investments in funds and companies of $240.0 million and $166.9 million for the first nine months of 2022 and 2021, respectively, consisted of the following:

	Nine months ended September 30,
	2022	2021
	(in thousands)
Funds	$596,845	$439,217
Eliminated in consolidation	(356,810)	(272,352)
Total investments	$240,035	$166,865

Distributions and proceeds from corporate investments in funds and companies of $61.2 million and $325.9 million for the first nine months of 2022 and 2021, respectively, consisted of the following:

	Nine months ended September 30,
	2022	2021
	(in thousands)
Funds	$229,742	$397,945
Eliminated in consolidation	(168,544)	(72,048)
Total proceeds	$61,198	$325,897
Purchases of fixed assets were $0.4 million and $0.3 million for the first nine months of 2022 and 2021, respectively.
Financing Activities
Financing activities provided $1.7 billion and $1.7 billion of cash for the first nine months of 2022 and 2021, respectively, and included: (a) net contributions from non-controlling interests of consolidated funds of $538.4 million and $639.3 million; (b) distributions to unitholders of $274.4 million and $636.8 million; (c) net capital contributions of $147.6 million and $109.4 million; (d) proceeds from CLO and other debt obligations of $2.3 billion and $3.0 billion and repayments of $892.5 million and $2.2 billion, and (e) payments of debt issuance costs of $8.8 million and $1.8 million. Additionally, the first nine months of 2022 and 2021 included borrowings of $567.1 million and $658.8 million, respectively, and $673.3 million repayments and $0.0 million of repayments, respectively, related to consolidated funds.
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
In May 2020, Oaktree Capital I, along with certain other Oaktree Operating Group members as co-borrowers, entered into a credit agreement with a subsidiary of Brookfield that provides for a subordinated credit facility maturing on May 19, 2023. The subordinated credit facility has a revolving loan commitment of $250 million and borrowings generally bear interest at a spread to either LIBOR or an alternative base rate. Borrowings on the subordinated credit facility are subordinate to the outstanding debt obligations and borrowings on the primary credit facility of Oaktree Capital I and its co-borrowers as detailed in note 8 to our condensed consolidated financial statements included elsewhere in this quarterly report. Oaktree Capital I is jointly and severally liable, along with its co-obligors for outstanding borrowings on the subordinated credit facility. As set forth in such note 8, the Company’s financial statements generally will not reflect debt obligations, interest expense or related liabilities associated with its operating subsidiaries until such time as Oaktree Capital I directly borrows from the subordinated credit facility. In March 2022, the Company entered into an amendment to the credit facility to extend the revolving credit maturity date from May 19, 2023 to September 14, 2026. No amounts were outstanding on the subordinated credit facility as of September 30, 2022.
In December 2019, OCM, Oaktree Capital II, Oaktree AIF, and Oaktree Capital I (collectively, the “Borrowers”) entered into the Fifth Amendment to Credit Agreement (the “Fifth Amendment”), which amended the credit agreement dated as of March 31, 2014 (as amended through and including the Fifth Amendment, the “Credit Agreement”). The Fifth Amendment extended the maturity date of the Credit Agreement from March 29, 2023 to December 13, 2024, increased the revolving credit facility (the “Revolver”) from $500 million to $650 million, provided for the refinancing of the then-outstanding $150 million term loan balance with revolving loans, and provides the Borrowers with the option to extend the new maturity date by one year up to two times if the lenders holding at least 50% of the aggregate amount of the revolving loan commitment thereunder on the date of the Borrowers’ extension request consent to such extension. The Fifth Amendment also favorably updated the commitment fee and interest rate margins in the corporate ratings-based pricing grid, increased the AUM covenant threshold from $60 billion to $65 billion and made certain other amendments to the provisions of the Credit Agreement. Borrowings under the Credit Agreement generally bear interest at a spread to either LIBOR or an alternative base rate. Based on the current credit ratings of OCM, the interest rate on borrowings is LIBOR plus 1.00% per annum and the commitment fee on the unused portions of the Revolver is 0.10% per annum. The Credit Agreement contains customary financial covenants and restrictions, including (after giving effect to the Fifth Amendment) covenants regarding a maximum leverage ratio of 3.50x-to-1.00x and a minimum required level of assets under management (as defined in the credit agreement). In September 2021, the Borrowers entered into the Sixth Amendment to Credit Agreement (the “Sixth Agreement”). The Sixth Amendment extended the maturity date of the Credit Agreement from December 13, 2024 to September 14, 2026, modified the AUM covenant threshold from $65 billion of AUM to $57.5 billion of management fee-generating AUM, and increased the maximum leverage ratio to 4.00x-to-1.00x. As of September 30, 2022, OCM had no outstanding borrowings under the $650 million revolving credit facility.
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

Contractual Obligations, Commitments and Contingencies
In the ordinary course of business, we and our consolidated funds enter into contractual arrangements that may require future cash payments. The following table sets forth information related to anticipated future cash payments as of September 30, 2022:

	Remainder of 2022	2023-2024	2025-2026	Thereafter	Total
	(in thousands)
Oaktree and Operating Subsidiaries:
Operating lease obligations (1)	$1,618	$10,331	$8,297	$17,639	$37,885
Senior note principal repayment (2)	—	—	—	195,330	195,330
OCG limited partner commitments to Oaktree funds (3)	375,000	—	—	—	375,000
Oaktree Capital I general partner commitments to Oaktree and third-party funds (3)	517,464	—	—	—	517,464
Subtotal	894,082	10,331	8,297	212,969	1,125,679
Consolidated Funds:
Debt obligations payable (2)	—	975,705	—	—	975,705
Interest obligations on debt (4)	11,864	28,173	—	—	40,037
Debt obligations of CLOs (2)	40,894	—	—	8,744,482	8,785,376
Interest on debt obligations of CLOs (4)	71,143	569,144	569,144	1,877,903	3,087,334
Commitments to fund investments (5)	9,754	—	—	—	9,754
Total	$1,027,737	$1,583,353	$577,441	$10,835,354	$14,023,885

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
In some of our service contracts or management agreements, we have agreed to indemnify third-party service providers or separate account clients under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has neither been included in the above table nor recorded in our condensed consolidated financial statements as of September 30, 2022.
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
Price Risk
Impact on Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
As of September 30, 2022, we had investments, at fair value of $11.9 billion related to our consolidated funds, primarily consisting of investments held by our CLOs. We estimate that a 10% decline in market values would result in a decrease in unrealized appreciation (depreciation) on the consolidated funds’ investments of $1.2 billion. Of this decline, approximately $327.3 million would impact net income and $203.1 million would impact net income attributable to OCG Class A unitholders, with the remainder attributable to non-controlling interests and third-party debt holders in our CLOs. The magnitude of the impact on net income is largely affected by the percentage of our equity ownership interest and levered nature of our CLO investments.
Impact on Management Fees (before consolidation of funds)
Management fees are generally assessed in the case of (a) our open-end and evergreen funds, based on NAV, and (b) our closed-end funds, based on committed capital, drawn capital or cost basis during the investment period and, during the liquidation period, based on the lesser of (i) the total funded committed capital or (ii) the cost basis of assets remaining in the fund. Management fees are affected by changes in market values to the extent they are based on NAV. For the nine months ended September 30, 2022 and 2021, NAV-based management fees represented approximately 2% and 2%, respectively, of total management fees. Based on investments held as of September 30, 2022, we estimate that a 10% decline in market values of the investments held in our funds would result in an approximate $0.1 million decrease in the amount of quarterly management fees. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds, the timing of fund flows, or the impact on our sub-advisory fees which are excluded from this analysis.
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

Impact on Investment Income (before consolidation of funds)
Investment income or loss arises from our pro-rata share of income or loss from our investments, generally in our capacity as general partner in our funds and as an investor in our CLOs and third-party managed funds or companies. This income is directly affected by changes in market risk factors. Based on investments held as of September 30, 2022, a 10% decline in fair values of the investments held in our funds and other holdings would result in a $319.2 million decrease in the amount of investment income. The estimated decline of $319.2 million is greater than 10% of the September 30, 2022 corporate investments balance primarily due to the levered nature of our CLO investments. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds, the timing of fund flows or the timing of new investments or realizations.
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
We estimate that for the nine months ended September 30, 2022, without considering the impact of derivative instruments, corporate investments or consolidated funds, a 10% decline in the average exchange rate of the U.S. dollar would have resulted in the following approximate effects on our operating results:
•our management fees (relating to (a) and (b) above) would have increased by $19.6 million;
•our operating expenses would have increased by $14.5 million;
•OCGH interest in net income of consolidated subsidiaries would have increased by $2.4 million; and
•our income tax expense would have increase by $1.0 million.
These movements would have increased our net income attributable to OCG Class A unitholders by $2.9 million.
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
Interest-rate Risk
As of September 30, 2022, the Company and its operating subsidiaries had $195.3 million of debt obligations outstanding that bear interest at a fixed rate. As of September 30, 2022, the Company and its operating subsidiaries are jointly and severally liable for $1.1 billion debt obligations outstanding under the senior notes issuances and no amounts outstanding under the revolving credit facilities. The senior notes issuances bear interest at a fixed rate. The revolving credit facilities bear interest at a variable rate.
Of the $126.6 million of aggregate cash and U.S. Treasury and other securities as of September 30, 2022, we estimate that the Company and its operating subsidiaries would generate an additional $1.3 million in interest income on an annualized basis as a result of a 100-basis point increase in interest rates.

Our consolidated funds have debt obligations, most of which accrue interest at variable rates. Changes in these rates would affect the amount of interest payments that our funds would have to make, impacting future earnings and cash flows. As of September 30, 2022, the consolidated funds had $7.4 billion of principal or par value, as applicable, outstanding under these debt obligations. We estimate that interest expense relating to variable-rate debt would increase on an annualized basis by $73.8 million in the event interest rates were to increase by 100 basis points.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information

Investment in 17Capital

On July 15, 2022, an indirect subsidiary of the Company completed its acquisition of a majority interest in 17Capital, a London-based investment management firm that specializes in providing financing to private equity management companies, funds, and institutional investors through various transaction structures such as preferred equity investments and NAV-based financing.

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
Date: November 10, 2022

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