Form 10-K
period 2022-12-31
Oaktree Capital Group, LLC
filed 2023-03-21
CIK 1403528

2
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-K
☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of March 20, 2023, there were 103,080,160 Class A units and 57,035,761 Class B units of the registrant outstanding.
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
In addition to factors identified elsewhere in this annual report, the following factors, among others, could cause actual results to differ materially from forward-looking statements and information or historical performance: course and severity of the novel coronavirus (including any subsequent variants, “COVID-19”) pandemic and its direct and indirect business impacts; the ability of OCG to retain and hire key service providers; the continued availability of capital and financing; the business, economic and political conditions in the markets in which OCG operates; changes in OCG’s anticipated revenue and income, which are inherently volatile; changes in the value of OCG’s investments; the pace of Oaktree’s raising of new funds; changes in assets under management; the timing and receipt of, and impact of taxes on, carried interest; distributions from and liquidation of Oaktree’s existing funds; the amount and timing of distributions on OCG’s preferred units; changes in OCG’s operating or other expenses; the degree to which OCG encounters competition; and general political, economic and market conditions.
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
•Inflation has adversely affected and may continue to adversely affect our business, results of operations and financial condition of our funds and their portfolio companies;

•The COVID-19 pandemic may adversely affect us;
•If Oaktree were unable to raise capital from investors, it would adversely affect our financial condition;
•We depend on OCM and certain of its affiliates to advise the funds in which we invest and support our operations;
•Our revenues are volatile due to the nature and structure of our business;
•Conflicts of interest or inter-fund governance matters could cause reputational harm to us;
•The investment management business is intensely competitive, and poor performance of Oaktree funds could adversely affect Oaktree’s ability to raise capital for future funds;
•We may not be able to maintain our current incentive fee structure as a result of industry pressure from clients to reduce fees, which could have an adverse effect on our profit margins and results of operations;
•Our funds often pursue investment opportunities that involve business, regulatory, legal or other complexities;
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
•Oaktree’s failure to comply with, or changes to, “pay to play” regulations could adversely affect our reputation;
•Oaktree’s failure to maintain the security of its information and technology networks could have a material adverse effect on us;
•Interruption of Oaktree’s information technology, communications systems or data services could disrupt our business, result in losses and/or limit our growth;
•We are subject to substantial litigation risks and may face significant liabilities and damage to our professional reputation as a result;
•Oaktree employee misconduct could harm our reputation;
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
•If we or any of Oaktree’s private funds were deemed an investment company under the Investment Company Act, applicable restrictions could make it impractical for us to continue our business or such funds;
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
Our internal data, estimates and forecasts are based upon information obtained from investors in Oaktree funds, partners, trade and business organizations, and other contacts in the markets in which we operate and our management’s understanding of industry conditions.
In this annual report, unless the context otherwise requires:
“Oaktree” refers to (i) Oaktree Capital Group, LLC and, where applicable, its subsidiaries and affiliates prior to October 1, 2019 and (ii) the Oaktree Operating Group and, where applicable, their respective subsidiaries and affiliates after September 30, 2019.
“OCG,” “Company,” “we,” “us,” “our” or “our company” refers to Oaktree Capital Group, LLC and, where applicable, its subsidiaries and affiliates, including, as the context requires, affiliated Oaktree Operating Group members after September 30, 2019. The reference to “our funds” refers to investment funds, other entities or accounts managed by Oaktree for which we, directly or indirectly, act as general partner or otherwise controlled by us.
“OCM” refers to Oaktree Capital Management, L.P. and, where applicable, its subsidiaries and affiliates. OCM is one of the Oaktree Operating Group entities but not one of our subsidiaries. OCM acts as the U.S. registered investment adviser to most of the Oaktree funds.
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
“assets under management,” or “AUM,” generally refers to the sum of (i) the assets Oaktree manages and equals the NAV (as defined below) of the assets Oaktree manages, (ii) the leverage on which management fees are charged, (iii) the undrawn capital that Oaktree is entitled to call from investors in the funds pursuant to their capital commitments, (iv) investment proceeds held in trust for use in investment activities, (v) Oaktree’s pro rata portion of AUM managed by DoubleLine Capital LP and its affiliates (“DoubleLine”), in which Oaktree holds a minority ownership interest and (vi) 100% of the AUM managed by 17 Capital LLP and its affiliates in which Oaktree acquired a majority ownership interest in 2022. For Oaktree’s collateralized loan obligation vehicles, AUM represents the aggregate par value of collateral assets and principal cash; for Oaktree’s BDCs, gross assets (including assets acquired with leverage), net of cash; for Oaktree’s special purpose acquisition companies (“SPACs”), the proceeds of any initial public offering held in trust for use in a business combination; and for DoubleLine funds, NAV. Oaktree’s AUM amounts include AUM for which Oaktree charges no management fees. Oaktree’s definition of AUM is not based on any definition contained in our operating agreement or the agreements governing the funds that Oaktree manages. Oaktree’s calculation of AUM and the AUM-related metric described below may not be directly comparable to the AUM metrics of other investment managers.
“incentive-creating assets under management,” or “incentive-creating AUM,” refers to the AUM that may eventually produce incentive income, as more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Metrics”.
“Class A units” refer to the common units of OCG designated as Class A units.
“CLOs” refer to collateralized loan obligation vehicles.
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
The Company’s current ownership and operational structure were the result of certain mergers with affiliates of Brookfield Corporation (formerly known as Brookfield Asset Management, Inc.) (“Brookfield”) completed on September 30, 2019 (the “Mergers”) and subsequent restructurings completed on October 1, 2019 in connection with the Mergers (the “2019 Restructuring”) and on November 30, 2022 (“Effective Date”) in connection with an internal Oaktree reorganization to facilitate the separation of Brookfield’s capital business and asset management business (the “2022 Restructuring”). See Part I, Item I included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2020 for more information regarding the Mergers and the 2019 Restructuring. See Item 1.01 of the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2022 for more information about the 2022 Restructuring.
Structure and Operation of Our Business
The Oaktree business is conducted through a group of six operating entities collectively referred to as the “Oaktree Operating Group.” As of the date of this filing, the Oaktree Operating Group consists of: (i) Oaktree Capital I, L.P. (“Oaktree Capital I”), which acts as or controls the general partner of certain Oaktree funds and which holds a majority of Oaktree’s investments in its funds, (ii) Oaktree Capital II, L.P. (“Oaktree Capital II”), a series limited partnership which acts as or controls the general partner of certain Oaktree funds and which includes Oaktree’s investments in certain funds and other businesses, including Oaktree’s investment in DoubleLine Capital, L.P., (iii) Oaktree Capital Management, L.P. (“OCM”), the entity that serves as the U.S. registered investment adviser to most of the Oaktree funds, (iv) Oaktree Capital Management (Cayman), L.P. (“OCM Cayman”), which represents Oaktree’s non-U.S. fee business, (v) Oaktree Investment Holdings, L.P. (“Oaktree Investment Holdings”), which holds certain corporate investments in other entities and (vi) Oaktree AIF Investments, L.P. (“Oaktree AIF”), which primarily holds interests in certain Oaktree fund investments for regulatory and structuring purposes.
From the date of the 2019 Restructuring until the date of the 2022 Restructuring, our operations were conducted through indirect economic interests in only two of these six Oaktree Operating Group entities, specifically Oaktree Capital I and OCM Cayman. As a result of the 2022 Restructuring, however, we (i) distributed all of our interests in the economic shares of Oaktree Holdings, Ltd., the parent entity of OCM Cayman, to our sole Class A unitholder and (ii) transferred all of our interests in the voting shares of Oaktree Holdings, Ltd. to Atlas OCM Holdings, LLC which is a non-subsidiary affiliate of ours. Accordingly, subsequent to the 2022 Restructuring, the Company’s operations are now conducted through an indirect economic interest in only one of the Oaktree Operating Group entities, specifically Oaktree Capital I, and because we no longer control or have an economic interest in OCM Cayman, OCM Cayman was deconsolidated as of the Effective Date of the 2022 Restructuring. Additionally, we concluded that we are no longer the primary beneficiary for CLOs as their direct ownership interests are held by OCM Cayman and any incentive income or other income earned by OCM Cayman.
Our business is comprised of one segment, our investment management business, which consists of the investment management services that Oaktree provides to its clients, of which we are a component.

Prior to the 2022 Restructuring we operated our business, in part, with service or subadvisory agreements that cover investment management and other supporting services provided to or provided by OCM, OCM Cayman or their respective subsidiaries acting in their respective capacities as the investment manager of Oaktree funds. Prior to the 2022 Restructuring, our employees directly provided investment management and administrative support for our non-U.S. fee-based operations, while providing investment management, marketing and administrative services to OCM. We received fees from OCM for providing these services and paid fees to OCM based on the cost of administrative services it provides to us, including portions of certain of our executive officers’ compensation. Subsequent to the 2022 Restructuring, however, we will no longer receive such fee-based income from OCM but will continue to pay fees to OCM for services it provides to us.
Subsequent to the 2022 Restructuring, our revenue will continue to include the incentive income generated by certain funds that Oaktree manages of which we act as general partner and the investment income earned from the investments we make in Oaktree funds, third-party funds and other companies. As a result of the 2022 Restructuring, we are only entitled to earn one-third of the incentive income attributable to Oaktree Capital I in respect of our closed-end funds established in 2022 or later and in respect of incentive income from our evergreen funds earned subsequent to January 1, 2023. Investment income generally reflects the investment return on a mark-to-market basis and our equity participation on the amounts that we invest in Oaktree and third-party funds.
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
Oaktree’s closed-end funds also include special purpose acquisition companies managed by Oaktree and CLOs for which it serves as collateral manager. CLOs are structured finance vehicles in which Oaktree makes an investment and for which it is entitled to earn management fees. Investors in CLOs are generally unable to redeem their interests until the CLO liquidates, is called or otherwise terminates. Subsequent to the 2022 Restructuring, the Company no longer consolidates the CLOs as their direct ownership interests are held by OCM Cayman.
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
Management Fees
Oaktree receives management fees monthly or quarterly based on annual fee rates for our investment advisory services. The contractual terms of those management fees generally vary by fund structure. For closed-end funds, the management fee rate is generally applied against committed capital, contributed capital, or cost basis during the fund’s investment period and the lesser of aggregate contributed capital or cost basis of assets in the liquidation period. For those closed-end funds for which management fees are based on committed capital, Oaktree may elect to delay the start of the fund’s investment period and thus its full management fees, in which case Oaktree earns management fees based on contributed capital until it elects to start the fund’s investment period. Oaktree’s right to receive management fees typically ends after 10 or 11 years from either the initial closing date or the start of the investment period, even if assets remain in the fund. In the case of CLOs, the management fee is based on the aggregate par value of collateral assets and principal cash, as defined in the applicable CLO indentures, and a portion of the management fees is dependent on the sufficiency of the particular vehicle’s cash flow. For open-end funds, the management fee is generally based on the NAV of the fund or account. Evergreen funds typically pay management fees based on NAV, invested assets or contributions, and Oaktree’s BDCs pay management fees based on gross assets (including assets acquired with leverage), net of cash or net assets.
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
Subsequent to the 2019 Restructuring, our consolidated operating results include management fees earned directly from the Oaktree funds where we act as investment manager rather than OCM and sub-advisory fees paid to us by OCM as compensation for services rendered by us in support of Oaktree’s investment management business. However, subsequent to the 2022 Restructuring, the Company no longer earns management fees and sub-advisory fees as a result of the deconsolidation of OCM Cayman.
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
As a result of the 2022 Restructuring, we are only entitled to earn one-third of the incentive income attributable to Oaktree Capital I in respect of our closed-end funds established in 2022 or later and in respect of incentive income from our evergreen funds earned subsequent to January 1, 2023.

Investment Income
We earn investment income from our corporate investments in funds and companies, with Oaktree-managed funds constituting the majority of our corporate investments. Our investments in Oaktree-managed funds generally fall into one of four categories: general partner interests in commingled funds or funds-of-one, investments in CLOs, seed capital for new investment strategies prior to third-party capital raising, and corporate cash management. In the case of general partner interests in our closed-end or evergreen funds, we typically invest the greater of 2.5% of committed capital or $20 million in each fund, not to exceed $100 million per fund. For CLOs, we generally invest up to 10% of the CLO’s total par value. We may also invest in certain third-party managed funds or companies for strategic or financial purposes. Subsequent to the 2022 Restructuring, we no longer hold investments in Oaktree’s CLOs as their direct ownership interests are held by OCM Cayman.
Investment Approach
As part of Oaktree’s business, we adhere to Oaktree’s goal of excellence in investing. This means achieving attractive investment returns without commensurate risk, an imbalance which can only be achieved in markets that are not “efficient.” Although Oaktree strives for superior returns, its first priority is that its actions produce consistency, protection of capital and outperformance in bad times. At its core, Oaktree is a contrarian, value-oriented investor focused on buying securities and companies at prices below their intrinsic value and selling or exiting those investments when they become fairly or fully valued. Oaktree believes it can do this best by investing in markets where specialization and superior analysis can offer an investing edge.
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
•Disavowal of Market Timing. Oaktree does not believe in the predictive ability required to correctly time markets. However, concern about the market climate may cause Oaktree to tilt toward more defensive investments, increase selectivity or act more deliberately. In open-end and evergreen funds Oaktree keeps portfolios fully invested whenever attractively priced assets can be bought.
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

Investment Performance
Oaktree’s investment professionals have generated impressive investment performance through multiple market cycles. Oaktree’s long term investment performance track record of positive gross and net IRRs reflects, among many factors, Oaktree’s practice of sizing funds in proportion to our view of the supply of potential attractive investment opportunities. Information regarding Oaktree’s most significant and longest-managed closed-end funds is shown below, as of or for the year ended December 31, 2022.

			Since Inception through December 31, 2022
			IRR Since Inception (1)
($ in millions)	Strategy Inception	Assets Under Management (2)	Gross	Net	Gross Multiple of Drawn Capital (3)
Credit:
Opportunistic Credit	1988	$40,305	21.9%	15.9%	1.8x
Private Credit
Direct Lending	2001	7,132	13.0%	8.7%	1.4x
European Private Debt	2013	2,548	14.8%	10.3%	1.3x
Emerging Markets Debt	2012	1,167	7.9%	4.1%	1.2x

Private Equity:
Corporate Private Equity
European Principal	1999	5,549	11.8%	7.5%	1.8x
Power Opportunities	1995	3,877	35.0%	27.2%	2.5x
Special Situations	1994	7,071	12.8%	9.0%	1.7x

Real Assets:
Real Estate Opportunities	1994	8,253	15.1%	11.4%	1.6x
Real Estate Debt	2010	4,226	12.6%	8.7%	1.2x
Real Estate Income	2016	748	13.8%	10.4%	1.8x
Infrastructure	2014	2,133	30.2%	25.4%	1.8x

Subtotal		83,009
Other(4)		17,280
Total		$100,289

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
(2) Assets Under Management as of December 31, 2022. All figures are based on the conversion of amounts or cash flows from EUR to USD using the foreign exchange spot rate of 1.07 as of December 31, 2022.
(3) Gross multiple of drawn capital is calculated as drawn capital plus gross income and, if applicable, fee income before fees and expenses divided by drawn capital.
(4) This includes our closed-end Senior Loan funds, 17Capital funds and certain separate accounts and co-investments.

Performance of Oaktree’s open-end funds is in part measured in relation to applicable benchmark returns. Oaktree’s emphasis on risk control and credit selection has generally led to outperformance in challenging markets and over full market cycles. Information regarding Oaktree’s open-end funds, together with relevant benchmark data, is set forth below as of or for the periods ended December 31, 2022.

			Since Inception through December 31, 2022
			Annualized Rates of Return (1)
($ in millions)	Strategy Inception	Assets Under Management	Gross	Net	Relevant Benchmark
Credit:
High Yield Bonds
U.S. High Yield Bonds	1986	$12,385	8.3%	7.8%	7.4%
Global High Yield Bonds	2010	1,076	5.4%	4.8%	5.0%

Multi-Asset Credit
Global Credit (2)	2017	8,207	3.5%	2.8%	3.2%

Investment Grade Solutions
Absolute Return Income (3)	Various	3,901	nm	nm	nm

Convertible Securities
High Income Convertibles	1989	996	10.1%	9.4%	7.2%
Global ex-U.S. Convertibles	1994	471	7.2%	6.6%	4.6%

Senior Loans
U.S. Senior Loans	2008	557	5.1%	4.6%	4.5%
European Senior Loans	2009	353	5.5%	5.0%	6.0%

Structured Credit
Structured Credit (3)	Various	1,691	nm	nm	nm

Listed Equities:
Emerging Markets Equities
Emerging Markets Equities	2011	5,834	2.7%	1.9%	0.9%

Subtotal		35,471
Other(4)		298
Total		$35,769

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
(4)    Includes certain European High Yield Bonds and U.S. Convertible accounts.

Information regarding Oaktree’s most significant Evergreen funds is shown below, as of or for the year ended December 31, 2022.

			Since Inception through December 31, 2022
			Annualized Rates of Return (1)
($ in millions)	Strategy Inception	Assets Under Management	Gross	Net
Credit:
Private Credit
Global Private Debt (2)	2012	$7,038	8.7%	6.5%

Emerging Markets Debt
Emerging Markets Debt (3)	2015	1,381	7.0%	5.0%

Opportunistic Credit
Value Opportunities	2007	1,193	10.1%	6.4%

Real Assets:
Real Estate
Real Estate Income (4)	2018	2,636	20.0%	16.9%

Infrastructure
Infrastructure Investing	2022	1,529	nm	nm

Listed Equities:
Value/Other Equities
Value Equities (5)	2012	590	17.4%	12.4%

Subtotal		14,367
Other (6)		756
Total		$15,123

(1) Returns represent time-weighted rates of return.
(2) AUM includes institutional evergreen accounts, Oaktree’s publicly-traded BDC and Oaktree’s non-traded BDCs. The rates of return reflect the performance of a composite of certain evergreen accounts and exclude Oaktree’s BDCs.
(3) AUM includes the Emerging Markets Debt Total Return and Emerging Markets Opportunities strategies. The rates of return reflect the performance of a composite of accounts for the Emerging Markets Debt Total Return strategy, including a single account with a December 2014 inception date.
(4) AUM includes the sub-advised equity assets of the Brookfield REIT. The rates of return reflect the performance of a single account and exclude the sub-advised equity assets of the Brookfield REIT.
(5) AUM includes performance of a proprietary fund with an initial capital commitment of $25 million since its inception in May 2012.
(6) Includes certain Real Estate and Multi-Strategy Credit accounts.

Assets Under Management
Assets under management increased $3.9 billion, or 2.4%, to $169.6 billion as of December 31, 2022 from $165.7 billion as of December 31, 2021, primarily driven by $7.9 billion of closed-end fund capital commitments, $6.3 billion from the acquisition of 17Capital, $3.7 billion of net inflows to open-end and evergreen funds and $0.9 billion of market value appreciation and foreign currency translation, partially offset by $8.4 billion decline in DoubleLine and $6.0 billion of distributions from closed-end funds. The $7.9 billion of capital commitments to closed-end funds over the last twelve months included $1.6 billion for CLOs, $1.3 billion for Oaktree Life Sciences Lending, $1.3 billion for Oaktree Special Situations Fund III, $0.8 billion for Direct Lending, €0.6 billion for Oaktree European Capital Solutions Fund III, and $0.6 billion for Oaktree Power Opportunities Fund VI.

	As of December 31,
	2022	2021
	(in millions)
Assets Under Management:
Closed-end funds	$100,289	$87,929
Open-end funds	35,769	39,492
Evergreen funds	15,123	11,425
DoubleLine (1)	18,447	26,836
Total	$169,628	$165,682

(1)    DoubleLine AUM reflects our pro-rata portion (based on our 20% ownership stake) of DoubleLine’s total AUM.
The following table details the change in Oaktree’s AUM during the years ended December 31, 2022 and 2021.

	Year ended December 31,
	2022	2021
	(in millions)

Beginning balance	$165,682	$148,003
Closed-end funds:
Capital commitments/other (1)	7,866	14,070
Acquisition (17Capital)	6,347	—
Distributions for a realization event/other (2)	(6,027)	(13,196)
Change in uncalled capital commitments for funds entering or in liquidation (3)	(423)	(659)
Change in market value, foreign-currency translation, and transfers, net (4)	4,596	11,487
Change in applicable leverage	—	(825)
Open-end funds:
Contributions	6,896	10,083
Redemptions	(6,601)	(4,630)
Change in market value, and foreign-currency translation, and transfers, net (4)	(4,018)	700
Evergreen funds:
Contributions or new capital commitments (5)	4,494	996
Redemptions or distributions (6)	(1,120)	(1,308)
Change in market value, and foreign-currency translation, and transfers, net (4)	322	1,360
DoubleLine:
Net change in DoubleLine	(8,388)	(399)
Ending balance	$169,628	$165,682

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
(4) The change in market value reflects the change in NAV of our funds, less management fees and other fund expenses, as well as changes in the aggregate par value of collateral assets and principal cash held by CLOs and other levered funds. The twelve months ended December 31, 2021 figures include the impact of transferring $450 million related to Oaktree Acquisition Corp I and II to closed-end funds from evergreen funds.
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
Human Capital
Oaktree is a values-driven firm that seeks to demonstrate integrity in all that it does. Oaktree strives to maintain a work environment that fosters integrity, professionalism, excellence, candor and collegiality among its employees. Because Oaktree’s people are its most important asset, Oaktree is committed to cultivating an environment that is inclusive and honors diversity of thought. Providing training and career development opportunities and emphasizing strong support for Oaktree’s local communities through philanthropic initiatives are essential to Oaktree’s culture.
Oaktree considers its labor relations to be good. As of December 31, 2022, we had no employees. OCM had 849 employees and OCM Cayman had 291 employees.
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
Organizational Structure
Oaktree Capital Group, LLC is a Delaware limited liability company that was formed on April 13, 2007. The Company’s issued and outstanding member interests are divided into certain classes and series of units. The Company’s outstanding units are held by (i) an affiliate of Brookfield as the sole holder of the Company’s Class A common units, (ii) preferred unitholders as the holders of Series A and Series B preferred units listed on the NYSE, which represent only the right to receive certain distributions from the Company and such other rights as are specified in the relevant preferred unit designations, and (iii) Oaktree Capital Group Holdings, L.P. (“OCGH”) as the sole holder of the Company’s Class B common units, which units do not represent an economic interest in the Company. OCGH is owned by Oaktree’s senior executives, current and former employees, and certain other investors (collectively, the “OCGH unitholders”). Subject to the operating agreement of the Company, to the extent the approval of any matter requires the vote of the Company’s unitholders, the Class A units are entitled to one vote per unit and the Class B units are entitled to ten votes per unit, voting together as a single class.

As explained above, Oaktree’s operations are conducted through a group of operating entities collectively referred to as the “Oaktree Operating Group.” Subsequent to the 2022 Restructuring, we have an indirect economic interest in only one of the six Oaktree Operating Group members. Please see “Business—Structure and Operations of our Business” above for more details. OCGH has a direct economic interest in all of the Oaktree Operating Group members. The interests in the Oaktree Operating Group are referred to as the “Oaktree Operating Group units.” An Oaktree Operating Group unit is not a separate legal interest but represents one limited partnership interest in each of the Oaktree Operating Group entities.
The diagram below depicts our organizational structure as of December 31, 2022.
____________________
(1)Holds 100% of the Class B units, which represent 85% of the total combined voting power of our outstanding Class A and Class B units. The Class B units have no economic interest in us. The general partner of Oaktree Capital Group Holdings, L.P. is Oaktree Capital Group Holdings GP, LLC, which is controlled by our senior executives.
(2)Oaktree Capital Group, LLC is the public registrant and the issuer of the Series A and Series B preferred units listed on the NYSE. It also indirectly holds the preferred mirror units issued by Oaktree Capital I, L.P.
(3)Three additional entities, which are not subsidiaries of ours and are not reflected in this diagram, own interests in OCM Holdings I, LLC which entitle them to receive (i) two-thirds of carried interest distributions from new closed-end funds organized in or after 2022 and incentive income from evergreen funds earned subsequent to January 1, 2023 and (ii) income from designated investments and investments having certain tax characteristics.
(4)The percent economic interest in Oaktree Capital I, L.P. represents the aggregate number of Oaktree Capital I, L.P. units (other than mirror preferred units) held, directly or indirectly, as a percentage of the total number of Oaktree Capital I, L.P. units (other than mirror preferred units and Class P common units) outstanding. As of December 31, 2022, there were 160,002,848 Oaktree Capital I, L.P. units outstanding.
(5)One additional entity, which is not a subsidiary of ours and is not reflected in this diagram, owns a less than 1% interest in Oaktree Capital I, L.P.

Regulatory Matters and Compliance
Oaktree’s business, as well as the financial services industry in general, is subject to extensive regulation in the United States and elsewhere. Our affiliated entities, Oaktree Capital Management (UK) LLP, Oaktree Capital Management (Europe) LLP and Oaktree Capital Management (International) Limited, are authorized and regulated by the U.K. Financial Conduct Authority (“FCA”) as an investment manager in the United Kingdom. The U.K. Financial Services and Markets Act 2000 (“FSMA”) and rules promulgated thereunder govern all aspects of the U.K. investment business, including sales, research and trading practices, the provision of investment advice, the use and safekeeping of client funds and securities, regulatory capital, recordkeeping, margin practices and procedures, the approval standards for individuals, anti-money laundering, periodic reporting, and settlement procedures. Similarly, we have a number of other affiliated entities outside the United States that are regulated by the applicable regulators in their respective jurisdictions.
Our affiliated entity OCM, which provides certain services to us, is registered as an investment adviser with the U.S. Securities and Exchange Commission (“SEC”). Registered investment advisers are subject to the requirements and regulations of the U.S. Investment Advisers Act of 1940, as amended (the “Advisers Act”). These requirements relate to, among other things, fiduciary duties to clients, maintaining an effective compliance program, solicitation agreements, conflicts of interest, recordkeeping and reporting, disclosure, limitations on agency cross and principal transactions between an adviser and advisory clients and general anti-fraud prohibitions. In addition, OCM is registered as a commodity pool operator and a commodity trading adviser with the U.S. Commodity Futures Trading Commission (“CFTC”). Registered commodity pool operators and commodity trading advisers are each subject to the requirements and regulations of the U.S. Commodity Exchange Act, as amended (the “Commodity Exchange Act”). These requirements relate to, among other things, maintaining an effective compliance program, recordkeeping and reporting, disclosure, business conduct, and general anti-fraud prohibitions. In addition, as a registered commodity pool operator and a commodity trading adviser with the CFTC, OCM is also required to be a member of the National Futures Association (the “NFA”), a self-regulatory organization for the U.S. derivatives industry. The NFA also promulgates and enforces rules governing the conduct of, and examines the activities of, its member firms.
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

Financial and Other Information
Financial and other information for the years ended December 31, 2022, 2021 and 2020 are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Metrics” included elsewhere in this annual report.
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
One of the means by which Oaktree seeks to achieve superior investment performance is by limiting the AUM in its strategies to an amount that it believes can be invested appropriately in accordance with Oaktree’s investment philosophy and current or anticipated economic and market conditions. In the past Oaktree has taken, and may continue to take, affirmative steps to limit the growth of AUM, including the AUM of the funds that produce revenues for us. These steps include:
•from time to time, Oaktree has suspended marketing certain open-end funds, sometimes for long periods, and has declined to participate in searches aggregating billions of dollars;
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
From time to time, Oaktree has, and may continue to, afford certain investors in our funds or separate account clients more favorable economic terms than other investors in the same fund or separate account clients within the same or similar investment strategy, including with respect to management fees and performance-based fees. The availability of such terms is generally based on the aggregate size of commitments of such investor or client to one or more funds or accounts managed by Oaktree.

Oaktree’s practice of putting clients’ interests first and forsaking short-term advantage by, for example, reducing assets under management or management fee or carried interest rates may reduce the profits we could otherwise realize in the short term and adversely affect our business and financial condition. Our unitholders should understand that in instances in which Oaktree clients’ interests diverge from the short-term interests of our unitholders, Oaktree intends to act in the interests of its clients. However, it is Oaktree’s fundamental belief that prioritizing its clients’ interests will maximize the long-term value of our business, which, in turn, will benefit our unitholders.
Our business is materially affected by conditions in the global financial markets and economies, and any disruption or deterioration in these conditions could materially reduce our revenues, earnings and cash flow and adversely affect our overall performance, ability to raise or deploy capital, financial prospects and condition and liquidity position.
Our business and the businesses in which our funds invest are materially affected by conditions in the global financial markets and economic conditions throughout the world that are outside our control, such as interest rates, the availability and cost of credit, inflation rates, general economic uncertainty, political uncertainty, changes in laws (including laws relating to taxation), trade barriers, commodity prices, currency exchange rates and controls, volatility in financial markets, and national and international political circumstances (including wars such as the Russia-Ukraine conflict, terrorist acts and security operations). These and other uncertain conditions in the global financial markets and economy have resulted in, and may continue to result in, adverse consequences for many of our funds, including restricting such funds’ investment activities and impeding such funds’ ability to effectively achieve their investment objectives. Sanctions imposed by the U.S. and other countries in connection with hostilities between Russia and Ukraine have caused additional financial market volatility and affected the global economy. In addition, concerns over increasing inflation, as well as interest rate volatility and fluctuations in oil and gas prices resulting from global production and demand levels, as well as geopolitical tension, have exacerbated market volatility. While inflation in the U.S. has recently shown signs of moderating, record inflation experienced in the U.S. throughout 2022 and steps taken by the Federal Reserve to dramatically increase interest rates in response have contributed to volatility in the debt and equity markets. In addition, U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns or a recession in the U.S. Moreover, our operations, investment opportunities, access to capital and ability to enforce the obligations of counterparties may be adversely affected by disruptions to the banking system and financial market volatility resulting from bank failures, market concerns related to liquidity, solvency or capitalization of banks or other financial institutions and related topics of speculation or uncertainty, such as the availability and terms of government assistance to financial institutions under financial pressure. Rising interest rates have in some cases exacerbated concerns about the financial condition of particular financial institutions and may do so in the future. There can be no assurance that future economic conditions in the U.S. or elsewhere around the world will be favorable to our business.
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
Our profitability may also be adversely affected by our fixed costs, such as service fees paid to OCM under the Services Agreement and interest payments on our debt, and the possibility that we would be unable to scale back other costs and otherwise redeploy our resources within a time frame sufficient to match changes in market and economic conditions to take advantage of the opportunities that may be presented by these changes. As a result, we may not be able to adjust our resources to take advantage of new investment opportunities that may be created as a result of specific dislocations in the market.
Inflation has adversely affected and may continue to adversely affect our business, results of operations and financial condition of our funds and their portfolio companies.
Certain of our funds and their portfolio companies are in industries that have been impacted by inflation. Recent inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our funds’ portfolio companies’ operations. The performance of such companies would likely be further negatively impacted in a continuing inflationary environment, particularly against a backdrop of economic slowdown or contraction. For example, high rates of inflation and significant interest rate increases contributed to significant market volatility in 2022, which disproportionately negatively impacted the value of future cash flows of technology and growth companies. These companies may be subject to continued
depressed, or even further declines in, values in a challenging market environment. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results. In addition, any projected future decreases in the operating results of our funds’ portfolio companies due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our fund investments could result in future realized or unrealized losses.

The coronavirus pandemic has disrupted, and may continue to disrupt, economic conditions and may adversely affect our operations, business, financial performance and operating results.
The pandemic caused by a novel coronavirus (including potential variants, “COVID-19”) continues to pose serious threats to the health and economic wellbeing of the worldwide population and the overall economy in light of COVID-19 variants that seem to spread more easily than the original COVID-19 virus. The number of reported COVID-19 infections are rising again in certain countries worldwide likely due to these variants and the relaxation of certain efforts to mitigate the spread of COVID-19 previously imposed by governmental authorities. While the equity markets have rebounded from their steep declines in March 2020 after the World Health Organization announced that infections of COVID-19 had become a pandemic, there is continued uncertainty as to the duration of the global health and economic impact caused by COVID-19 even with COVID-19 vaccines now available. Actions at the outset of the pandemic that were intended to mitigate the spread of COVID-19 and the worldwide efforts to isolate at home and practice social distancing caused a dramatic increase in unemployment and economic instability in the United States and in certain other regions in which Oaktree operates. While such instability in certain parts of the world, including in the United States, have shown signs of recovery in large part because of the availability of COVID-19 vaccines, the continued uncertainty of COVID-19 variants may lead to renewed governmental efforts to mitigate COVID-19 spread seen at the beginning of the pandemic. Such renewed mitigation efforts would create significant uncertainty and volatility in Oaktree’s business and its funds’ and their respective portfolio companies’ businesses as compared to pre-pandemic levels. Moreover, even where restrictions are and remain lifted, certain groups of people may continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time, potentially further delaying global economic recovery.
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
Our business depends in large part on Oaktree’s ability to raise capital from investors. If Oaktree was unable to raise such capital, we would be unable to collect incentive fees or deploy such capital into investments, which would materially reduce our revenues and cash flow and adversely affect our financial condition.
Oaktree’s ability to raise capital from investors depends on a number of factors, including many that are outside its’ control. These include the general economic environment and the number of other investment funds being raised at the same time by our competitors that are focused on the same or similar investment strategies as our funds. Additionally, investors may reduce (or even eliminate) their investment allocations to alternative investments, including closed-ended private funds and hedge funds. During periods of high interest rates, investors may favor investments that are generally viewed as producing a risk-free return, such as treasury bonds, over investments in our funds. Poor performance of our funds could also make it more difficult for Oaktree to raise new capital. Investors in our funds may decline to invest in future funds Oaktree raises, and investors in open-end and evergreen funds may withdraw their investments in the funds (on specified withdrawal dates) as a result of poor performance. Our investors and potential investors continually assess our funds’ performance, both on a standalone basis and relative to market benchmarks and our competitors, and Oaktree’s ability to raise capital for existing and future funds and avoid excessive redemptions depends on our funds’ relative and absolute performance. To the extent economic and market conditions deteriorate, we may be unable to raise sufficient amounts of capital to support the investment activities of future funds.

In addition, certain institutional investors, including sovereign wealth funds and public pension funds, have demonstrated an increased preference for alternatives to the traditional investment fund structure, such as managed accounts, funds-of-one and co-investment vehicles. There can be no assurance that such alternatives will be as profitable for us as the traditional investment fund structure, or as to the impact such a trend could have on the cost of our operations or profitability. Moreover, certain institutional investors are demonstrating a preference to make direct investments in alternative assets without the assistance of private asset managers like Oaktree. Such institutional investors may become our competitors and could cease to be Oaktree clients. As some existing investors cease or significantly curtail making commitments to alternative investment funds, Oaktree may need to identify and attract new investors in order to maintain or increase the size of our investment funds. There are no assurances that Oaktree can find or secure capital commitments from new investors. If economic conditions were to deteriorate or if Oaktree is unable to find new investors, Oaktree might raise less than our desired amount for a given fund.

If Oaktree was unable to successfully raise capital, it could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition.
We depend on OCM as the primary investment adviser to our funds to support our funds’ investment activities and a Services Agreement with OCM to support our operations; if the terms of the services provided by OCM were significantly altered or if the arrangements to provide such services were terminated, our ability to achieve our investment objective or operate as a public reporting company could be significantly harmed.
We depend on the diligence, skill, judgment, reputation and business contacts of key personnel of OCM provided to us through investment management agreements with our funds and a Services Agreement with us. Our future success will depend upon OCM’s ability to retain these key personnel and to recruit additional qualified personnel. These key personnel possess substantial experience and expertise in investing, are responsible for locating and executing our funds’ investments, have significant relationships with the institutions that are the source of many of our funds’ investment opportunities and in certain cases have strong relationships with our investors. Therefore, if these key personnel join competitors or form competing companies, it could result in the loss of significant investment opportunities and certain existing investors. OCM is not obligated to dedicate any specific personnel exclusively to us, nor are they or their personnel obligated to dedicate any specific portion of their time to the management of our business. Consequently, we may not receive the level of support and assistance that we otherwise might receive if our funds were managed directly by us. We are also subject to conflicts of interest arising out of our relationship with OCM, Brookfield and their respective affiliates. For example, Mr. Howard Marks, our Co-Chairman and one of our board members, is also the Co-Chairman of OCM and a board member of Brookfield. As mentioned above (under “Business—Overview”), Brookfield and its affiliates acquired a majority interest in Oaktree upon the completion of the Mergers. Accordingly, Mr. Marks owes duties to OCM and Brookfield, which duties may from time-to-time conflict with the interests of us and our preferred unitholders. Additionally, if our Services Agreement with OCM was significantly altered or terminated, it could result in the loss of significant key personnel of OCM that we depend on to operate as a public reporting company and could have a material adverse effect on our financial condition and results of operation.
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
Our revenues and cash flow are more volatile and limited following the 2019 Restructuring and the 2022 Restructuring. The incentive income we receive and the investment income we recognize on our corporate investments in our funds and companies, which individually and collectively account for a substantial portion of our income, is now more limited than it was prior to the 2019 Restructuring and the 2022 Restructuring, because subsequent to the 2022 Restructuring we receive incentive and investment income only from Oaktree Capital I. If we were to experience a significant reduction in incentive or investment income received from our funds, we may not be able to pay future distributions on our preferred units.
Our failure to deal appropriately with conflicts of interest or inter-fund governance matters could damage our reputation and adversely affect our business.
As we and Oaktree have expanded the number and scope of our strategies and distribution channels, including Oaktree’s advising registered mutual funds and business development companies, we and Oaktree increasingly confront potential conflicts of interest that we need to manage and resolve. In our view, conflicts of interest may describe two types of potential situations: (i) where the interests of the funds we or Oaktree manage (or the investors in such funds) may conflict with one another; and (ii) where our or Oaktree’s interests, as manager or adviser, may conflict with the interests of our or Oaktree’s funds or clients.

Examples of potential inter-fund conflicts include: (i) the allocation of investment opportunities in situations where the investment focus of one or more of our funds overlaps (including certain instances in which funds registered under the Investment Company Act may be precluded from participating in certain opportunities as a result of regulatory restrictions applicable to companies with multiple types of funds with overlapping investment focuses); (ii) opportunities to co-invest directly alongside a fund that are offered to certain fund investors rather than to other Oaktree funds or other fund investors; (iii) investments by different funds at different levels of the capital structure of the same issuer; (iv) receipt of material, non-public information regarding an issuer by one strategy where another strategy does not wish to be restricted in trading the securities of that issuer; and (v) investments by a fund into a portfolio company held or controlled by another fund. Over time Oaktree has developed general guidelines or a course of conduct to manage these potential inter-fund governance matters, including establishing an inter-fund governance work group and standing committee composed of senior officers from Oaktree’s non-investment groups, including Oaktree’s legal and compliance departments. Oaktree seeks to resolve such governance issues in good faith and with a view to the best interests of all of its clients, but there can be no assurance that Oaktree will make the correct judgment or that its judgment will not be questioned or challenged.

In addition to the potential for conflict among our funds, we and Oaktree face the potential for conflict between us and Oaktree, on the one hand, and our funds or Oaktree’s clients, on the other hand. These conflicts may include: (i) personal trading by Oaktree personnel in the securities of issuers held by one or more of our funds; (ii) the allocation of investment opportunities among funds with different incentive fee structures, or where Oaktree personnel have invested more heavily in one fund than another; (iii) the use of subscription lines by our funds, which, among other things, may cause fund investors to indirectly bear interest expense when such investors would prefer to contribute capital and avoid the interest expense; and (iv) the determination of what constitutes fund-related expenses and the allocation of such expenses between our funds and us or Oaktree. Through Oaktree, we maintain internal controls and various policies and procedures, including oversight, codes of ethics and conduct, compliance systems and communication tools, to identify, prevent, mitigate or resolve conflicts of interest that may arise. Notwithstanding these efforts, it is possible that perceived or actual conflicts could give rise to investor dissatisfaction or litigation or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult, and any mistake could potentially create liability or damage our reputation. Regulatory scrutiny of, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation, which in turn could materially adversely affect our business in a number of ways, such as causing investors to redeem their capital (to the degree they have that right), making it harder for Oaktree to raise new funds for us and discouraging others from doing business with us.
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
Oaktree may find it harder to raise funds for us, and we may lose investment opportunities in the future, if we do not match or improve on the fees, structures, products and terms offered by competitors to their fund clients. Alternatively, we may experience decreased profitability, rates of return and increased risk of loss if we match or improve on the prices, structures, products and terms offered by competitors. This competitive pressure could adversely affect our ability to make successful investments and limit Oaktree’s ability to raise future funds, either of which would adversely impact our business, revenues, results of operations and cash flow.
Poor performance of our funds would cause a decline in our revenues, net income and cash flow and could adversely affect Oaktree’s ability to raise capital for future funds.
When any of our funds performs poorly, either by incurring losses or underperforming benchmarks or Oaktree’s competitors, Oaktree’s investment record suffers. Poor investment performance by our funds also adversely affects our incentive income and, all else being equal, may lead to a decline in our AUM. In such circumstances, we may experience losses on our investments of our own capital. If a fund performs poorly, we will receive little or no incentive income with regard to the fund and little income or possibly losses from our own principal investment in the fund. Poor performance of Oaktree’s funds could also make it more difficult for Oaktree to raise new capital for us. Investors in Oaktree’s closed-end funds may decline to invest in future closed-end funds Oaktree raises, and investors in open-end and evergreen funds may withdraw their investments in the funds (on specified withdrawal dates) as a result of poor performance. Our investors and potential investors continually assess our funds’ performance, both on a standalone basis and relative to market benchmarks, our competitors, and other investment products, and Oaktree’s ability to raise capital for our existing and future funds and avoid excessive redemption levels depends on our funds’ performance.
We may not be able to maintain our current incentive fee structure as a result of industry pressure from clients to reduce fees, which could have an adverse effect on our profit margins and results of operations.
We may not be able to maintain our current incentive fee structure as a result of industry pressure from clients to reduce fees. Although our incentive fee rates may vary among and within asset classes, historically we have competed primarily on the basis of our performance and not on the level of our fees relative to those of our competitors. In recent years, however, there has been a general trend toward lower fees in the investment management industry, and we have in certain cases lowered the fees we charge in order to remain competitive. Additionally, we have afforded, and reserve the right in our sole discretion to continue to afford, certain clients more favorable economic terms, including with respect to incentive fee rates, in cases where such clients have committed capital to our funds or strategies that in the aggregate exceeds certain threshold amounts. In order to maintain our fee structure in a competitive environment, we must be able to continue to provide clients with investment returns and service that incentivize our investors to pay our current fee rates. We cannot provide any assurance that we will succeed in providing investment returns and service that will allow us to maintain our current fee structure. Fee reductions on existing or new business could have an adverse effect on our profit margins and results of operations. For more information about our fees please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Potential regulatory action poses a significant risk to our reputation and our business. Oaktree’s business, and by extension our business, is subject to extensive regulation in the United States and in the other countries in which our investment activities occur, including periodic examinations, inquiries and investigations by governmental and self-regulatory organizations in the jurisdictions in which Oaktree operates around the world. Many of these regulators, including U.S. federal and state and foreign government agencies and self-regulatory organizations, are empowered to impose fines, suspensions of personnel or other sanctions, including censure, the issuance of cease-and-desist orders or the suspension or expulsion of applicable licenses and memberships. Even if an investigation did not result in a sanction, or the sanction imposed against us or our personnel were small in monetary amount, adverse publicity relating to the investigation could harm our or Oaktree’s reputation and cause us to lose existing investors or fail to gain new investors.
Each of the regulatory bodies with jurisdiction over Oaktree or us has regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular activities. A failure to comply with the applicable obligations imposed by the Advisers Act and the Investment Company Act, including recordkeeping, custody, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, could result in investigations, sanctions and reputational damage. Similarly, a failure to comply with the obligations imposed by the Commodity Exchange Act, including recordkeeping, reporting requirements, disclosure obligations and prohibitions on fraudulent activities, could also result in investigations, sanctions and reputational damage. Our funds are involved regularly in trading activities that implicate a broad number of U.S. securities law regimes, including laws governing trading on inside information, market manipulation and a broad number of technical trading requirements that implicate fundamental market regulation policies. Violation of these laws could result in severe restrictions on our activities and damage to our reputation.
Oaktree’s or our failure to comply with applicable laws or regulations could result in litigation, fines, censure, suspensions of personnel or other sanctions, including revocation of the registration of our relevant affiliated entities as an investment adviser, CPO, CTA or registered broker-dealer. The regulations to which our business is subject are designed primarily to protect investors in our funds and to ensure the integrity of the financial markets. They are not designed to protect our preferred unitholders. Even if a sanction imposed against Oaktree or us, one of Oaktree’s or our subsidiaries or Oaktree personnel by a regulator is for a small monetary amount, the adverse publicity related to the sanction could harm our reputation, which in turn could materially adversely affect our business in a number of ways, such as causing investors to redeem their capital (to the extent they have that right), making it harder for us to raise new funds and discouraging others from doing business with us.
Some of our funds from time to time invest in businesses that operate in highly-regulated industries, including businesses that are regulated by the U.S. Federal Communications Commission, the U.S. Federal Energy Regulatory Commission, U.S. federal and state banking authorities and U.S. state gaming authorities, as well as equivalent foreign regulatory bodies. The regulatory regimes to which such businesses are subject may, among other things, condition our funds’ ability to invest in those businesses upon the satisfaction of applicable ownership restrictions or qualification requirements or, absent any applicable exemption, require us or our subsidiaries to comply with registration, reporting or other requirements. Moreover, our failure to obtain or maintain any regulatory approvals necessary for our funds to invest in such industries may disqualify our funds from participating in certain investments or require our funds to divest themselves of certain assets.
Regulatory changes in the United States, regulatory compliance failures and the effects of negative publicity surrounding the financial industry in general could adversely affect our reputation, business and operations.
The business in which we operate both in and outside the United States may be subject to new or additional regulations from time to time. We and Oaktree may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, the CFTC or other U.S. governmental regulatory authorities or self-regulatory organizations that supervise the financial markets and businesses such as ours. For example, in 2022, the SEC proposed a number of new rules and amendments to existing rules that, if enacted, would have significant impact on our or Oaktree’s business and operations. The SEC has proposed amendments to rules that would seek to categorize certain types of ESG strategies and require investment funds and advisers to provide disclosures based on ESG strategies they pursue. Further, the SEC proposed rules that, if enacted, would require certain climate-related disclosures by public companies, including disclosure of financed emissions, an extensive and complex category of emissions that is difficult to calculate accurately and for which there is currently no agreed measurement standard or methodology. Furthermore, in October 2022 the SEC proposed a new rule and related amendments that would impose substantial obligations on registered investment advisers to conduct initial due diligence and ongoing monitoring of a broad universe of service providers that we may use in our investment advisory business. If adopted, including with modifications, these new rules could significantly impact us and our operations, including by increasing compliance burdens and associated regulatory cost and complexity, and enhance the risk of regulatory action.

Moreover, in February 2023, the SEC proposed extensive amendments to the custody rule for SEC-registered investment advisers. If adopted, the amendments would require, among other things, the adviser to: obtain certain contractual terms from each advisory client’s qualified custodian; document that privately-offered securities cannot be maintained by a qualified custodian; and promptly obtain verification from an independent public accountant of any purchase, sale or transfer of privately-offered securities. The amendments also would apply to all assets of a client, including real estate and other assets that generally are not considered securities under the federal securities laws. If adopted, these amendments could expose our registered investment adviser to additional regulatory liability, increase compliance costs, and impose limitations on our investing activities.
We and Oaktree also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. For example, in recent years, senior officials at the SEC have shown a willingness to pursue violations that could be viewed as minor on the theory that publicly pursuing minor violations could reduce the prevalence of more significant violations.
It is difficult to determine the full extent of the impact on us or Oaktree of any new laws, regulations or initiatives that may be proposed or whether any of the proposals will become law. Any changes in the regulatory framework applicable to our or Oaktree’s business, including the changes described above, may impose additional costs on us, require the attention of Oaktree’s senior management or result in limitations on the manner in which we conduct our business. Moreover, as calls for additional regulation have increased, there may be a related increase in regulatory investigations of the trading and other investment activities of alternative asset management funds, including our funds. In addition, we may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. Compliance with any new laws or regulations could make our overall compliance activities more difficult and expensive, affect the manner in which we conduct our business and adversely affect our profitability.
Changes in law and government regulations may adversely affect our business, financial condition and results of operations.
The current regulatory environment in the United States may be impacted by future legislative developments, such as amendments to key provisions of the Dodd-Frank Act. Any changes in the regulatory framework applicable to our business or the businesses of the portfolio companies of our funds may impose additional costs or result in limitations on the manner in which business is conducted, or may ultimately have an adverse impact on the competitiveness of certain nonbank financial service providers vis-à-vis traditional banking organizations.
The replacement of LIBOR with an alternative reference rate may adversely affect our credit arrangements and our collateralized loan obligation transactions.
LIBOR and certain other “benchmarks” have been the subject of recent national, international, and other regulatory guidance and proposals for reform. These reforms have resulted in plans to phase out and eventually replace LIBOR which may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted.
The FCA, which regulates LIBOR, has ceased publication of the one-week and two-month USD LIBOR and is expected to cease publication of the remaining tenors in 2023. The FCA has also proposed potentially continuing to require the publishing of one-, three- and six- month LIBOR on a synthetic basis through the end of September 2024. Additionally, the Federal Reserve Board has advised banks to stop entering into new USD LIBOR-based contracts. As of the end of December 31, 2021, one-week and two-month USD LIBOR ceased to be published, and can no longer be referenced in financial contracts. Tenors of overnight, 1, 3, 6, and 12-month USD LIBOR will continue to be calculated using panel bank submissions until June 30, 2023 for the purpose of legacy contracts, but they are not to be used in new LIBOR contracts. As a result of the phasing out of this benchmark, interest rates on our floating rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates, as well as the revenue and expenses associated with those financial instruments, may be adversely affected. It is unclear what methods of calculating a replacement benchmark will be established or adopted generally, and whether different industry bodies, such as the loan market and the derivatives market will adopt the same methodologies. To address the transition away from LIBOR, we have amended or will amend our credit agreements and related loan documentation to provide for an agreed upon methodology to calculate new benchmark rate spreads, but there are as yet no comparable forward-looking benchmarks for the various LIBOR tenors. Additionally, there will be significant work required to transition to using the new benchmark rates and implement necessary changes to our systems, processes and models. This may impact our existing transaction data, products, systems, operations, and valuation processes. The calculation of interest rates under the replacement benchmarks could also negatively impact our business and financial results. We are assessing the impact of the transition; however, we cannot reasonably estimate the impact of the transition at this time.

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
Certain of Oaktree’s subsidiaries operate outside the United States. In the United Kingdom, Oaktree Capital Management (UK) LLP, Oaktree Capital Management (Europe) LLP and Oaktree Capital Management (International) Limited are each subject to regulation by the Financial Conduct Authority. In Hong Kong, Oaktree Capital (Hong Kong) Limited is subject to regulation by the Hong Kong Securities and Futures Commission. In Singapore, Oaktree Capital Management Pte. Ltd. is subject to regulation by the Monetary Authority of Singapore. In Japan, Oaktree Japan, Inc. is subject to regulation by the Kanto Local Finance Bureau. In Luxembourg, Oaktree Capital Management (Lux) S.à r.l. is subject to regulation by the Commission de Surveillance du Secteur Financier. Oaktree’s other European and Asian operations and our investment activities worldwide are subject to a variety of regulatory regimes that vary by country. In addition, Oaktree regularly relies on exemptions from various requirements of the regulations of certain foreign countries in conducting its asset management and fundraising activities.
Each of the regulatory bodies with jurisdiction over Oaktree has regulatory powers dealing with many aspects of our business generally and financial services specifically, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular activities. We are involved regularly in trading activities that implicate a broad number of foreign (as well as U.S.) securities law regimes, including laws governing trading on inside information and market manipulation and a broad number of technical trading requirements that implicate fundamental market regulation policies. Additionally, we must comply with foreign laws governing the sale of interests in our funds and laws that govern other business activities. Violation of these laws could result in severe penalties, restrictions or prohibitions on our activities and damage to our reputation, which in turn could materially adversely affect our business in a number of ways, such as causing investors to redeem their capital (to the degree they have that right), making it harder for us to raise new funds and discouraging others from doing business with us.
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
Oaktree’s failure to comply with “pay to play” regulations implemented by the SEC and certain states, and changes to the “pay to play” regulatory regimes, could adversely affect our business.
In recent years, the SEC and several states have initiated investigations alleging that certain private equity firms and hedge funds or agents acting on their behalf have paid money to current or former government officials or their associates in exchange for improperly soliciting contracts with state pension funds. The SEC has also initiated a similar investigation into contracts awarded by sovereign wealth funds. Rule 206(4)-5 under the Advisers Act addresses “pay to play” practices by investment advisers involving campaign contributions and other payments to government officials able to exert influence on potential U.S. state and local government entity clients. Among other restrictions, the rule prohibits investment advisers from providing advisory services for compensation to a government entity for two years, subject to very limited exceptions, after the investment adviser, its senior executives or its personnel involved in soliciting investments from government entities make contributions to certain candidates and officials in a position to influence the hiring of an investment adviser by such government entity. The rule does not require any showing that a donation was made with intent to exert influence. Any donation that exceeds the limits set forth in Rule 206(4)-5 may lead to an investment adviser being required to forgo compensation from applicable government entities for two years; to the extent such fees have already been paid, the investment adviser may be required to forfeit the already-received compensation. Advisers are required to implement compliance policies designed, among other matters, to track contributions by certain of the adviser’s employees and engagements of third parties that solicit government entities and to keep certain records in order to enable the SEC to determine compliance with the rule. Additionally, California law requires placement agents (including in certain cases employees of investment managers) who solicit funds from California state retirement systems, such as the California Public Employees’ Retirement System and the California State Teachers’ Retirement System, to register as lobbyists, thereby becoming subject to increased reporting requirements and prohibited from receiving contingent compensation for soliciting investments from California state retirement systems. New York has adopted similar rules. In July 2018, OCM reached a settlement with the SEC related to its “pay to play” rules pursuant to which OCM paid a monetary settlement to the SEC and agreed not to violate the rule in the future. Any failure by OCM or another of our affiliated entities or their respective personnel involved in soliciting investment from government entities to comply with these rules could expose us to reputational damage since we are closely affiliated with OCM. Additionally, the SEC’s amended rules for investment adviser marketing that went into effect in 2022 impose more prescriptive requirements and will impact the marketing of our funds as well as placement agent arrangements globally. Compliance with the new rule may result in higher compliance and operational costs and less overall flexibility in our marketing.
Oaktree’s failure to maintain the security of its information and technology networks, including personal data and client information, intellectual property and proprietary business information could have a material adverse effect on us.
Security breaches and other disruptions of or incidents affecting Oaktree’s information and technology networks could result in compromising our or Oaktree’s information and intellectual property and expose us or Oaktree to significant liability, reputational harm, regulatory investigation and remediation costs, which could cause material harm to our business and financial results. In the ordinary course of our and Oaktree’s business, Oaktree collects, processes and stores sensitive data, including proprietary business information and intellectual property, and personal data of Oaktree employees and its clients, in Oaktree’s data centers and on Oaktree’s networks (including data stored on systems maintained by third parties). The secure processing, maintenance and transmission of this information are critical to our operations. Although Oaktree take various measures and have made, and will continue to make, significant investments in an attempt to ensure the integrity of its systems and to safeguard against such failures or security breaches, there can be no assurance that these measures and investments will provide adequate protection. Despite security measures, Oaktree’s information technology and infrastructure are vulnerable to different types of attacks by third parties or breaches due to employee error, malfeasance or other disruptions. Certain of our funds invest in strategic assets having a national or regional profile or in infrastructure assets, the nature of which could expose them to a greater risk of being subject to a cyberattack or security breach. In addition, we, Oaktree and Oaktree’s employees have been and may continue to be the target of fraudulent emails or other targeted attempts to gain unauthorized access to proprietary or sensitive information, including personal data.

There has been an increase in the frequency and sophistication of the data security threats Oaktree faces, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target us or Oaktree because, as an investment management firm, Oaktree holds confidential and other price-sensitive information about the portfolio companies of our funds and their potential investments. As a result, through Oaktree we face a heightened risk of a security breach or disruption with respect to sensitive information resulting from an attack by computer hackers, foreign governments, cyber-terrorists or other bad actors. If successful, these types of attacks on Oaktree’s network or other systems could have a material adverse effect on our business and results of operations, due to, among other things, the loss, unauthorized access to or other misuse of personal, regulated, investor or proprietary data, interruptions or delays in our business and damage to our reputation. We are not currently aware of any cyberattacks or other incidents that, individually or in the aggregate, have materially affected, or would reasonably be expected to materially affect, our operations or financial condition. There can be no assurance that the various procedures and controls Oaktree utilizes to mitigate these threats will be sufficient to prevent or detect disruptions to its systems. Because cyberattacks can originate from a wide variety of sources and the techniques used change frequently and are not recognized until launched, Oaktree may not learn about an attack until well after the attack occurs, and the full scope of a cyberattack may not be realized until an investigation has been performed. The costs related to data security threats or disruptions may not be fully insured or indemnified by other means. In addition, privacy and data security have become a top priority for regulators around the world.

A significant actual or potential theft, loss, corruption, exposure, fraudulent use or misuse of client, employee or other personal data, regulated or proprietary business data, whether by third parties or as a result of Oaktree’s employee malfeasance or otherwise, non-compliance with our contractual or other legal obligations regarding such data or intellectual property or a violation of Oaktree’s privacy and security policies with respect to such data could result in significant remediation and other costs, fines, litigation or regulatory actions against Oaktree or us. Such an event could additionally disrupt our operations and the services we provide to clients, damage our reputation, result in a loss of a competitive advantage, impact our ability to provide timely and accurate financial data, and cause a loss of confidence in our services and financial reporting, which could adversely affect our business, revenues, competitive position and investor confidence.
Additionally, the General Data Protection Regulation (the “GDPR”) became applicable in all European Union (“EU”) member states on May 25, 2018. This regulation added a broad array of requirements for handling personal data of individuals that are residents of the EU and the processing and transfer of that data from the EU and could impose a fine of up to 4% of global annual revenue or 20 million euros, whichever is higher, for violations. The GDPR has resulted in and will continue to result in significantly greater compliance burdens and costs for companies like Oaktree. Further, due to Brexit (discussed below), Oaktree is required to comply with the GDPR and also the UK equivalent. The relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear, and any changes will lead to additional costs and increase our overall risk exposure.
In the U.S., the Gramm-Leach-Bliley Act of 1999 imposes privacy requirements on financial institutions, including obligations to protect and safeguard consumers' nonpublic personal information and records, and limits the ability to share and reuse such information. At the state level, California was the first state to pass a comprehensive privacy law when it enacted the California Consumer Privacy Act of 2018 (the “CCPA”), which went into effect on January 1, 2020. The CCPA imposes sweeping data protection obligations on many companies doing business in California and provides for substantial fines for non-compliance and, in some cases, a private right of action for consumers who are victims of data breaches involving their unencrypted personal information. Further, in November 2020, California voters passed the California Privacy Rights and Enforcement Act of 2020 (“CPRA”), which amends and further expands the CCPA with additional data privacy compliance requirements that may impact our business, and establishes a regulatory agency dedicated to enforcing those requirements. In March of 2021, Virginia enacted the Virginia Consumer Data Protection Act, creating the second comprehensive U.S. state privacy law, which took effect on January 1, 2023 (the same day CPRA took effect). Additional states have since also passed comprehensive state privacy laws with additional obligations and requirements on businesses, with many more states considering passing their own similar laws and congress considering passing a comprehensive privacy law on the federal level. Many regulators, including the Federal Trade Commission, have indicated an intention to take more aggressive enforcement actions regarding data security and data matters, and related private litigation is increasing and resulting in progressively larger judgments and settlements.

It remains unclear how various provisions of these newer laws will be interpreted and enforced. These and other data privacy laws and regulations and their interpretations continue to develop and may be inconsistent from jurisdiction to jurisdiction. The effects of the GDPR, CCPA, and other U.S. state, U.S. federal, and international data privacy laws and regulations are significant and may require Oaktree to modify its data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such laws and regulations.
Interruption of certain information technology, communications systems or data services could disrupt our business, result in losses and/or limit our growth.
We rely on Oaktree’s financial, accounting, communications and other information technology systems. If these systems do not operate properly, are disabled or are compromised, we could suffer financial loss, a disruption of our business, liability to our funds, regulatory intervention or reputational damage. Oaktree’s information technology and communications systems are vulnerable to damage or disruption from fire, power loss, telecommunications failure, system malfunctions, natural disasters such as hurricanes, earthquakes and floods, acts of war or terrorism, employee errors or malfeasance, computer viruses, cyberattacks, or other events which are beyond our or Oaktree’s control.
We depend on Oaktree’s headquarters in Los Angeles, where a substantial portion of Oaktree’s personnel are located, for the continued operation of our business. An earthquake or other disaster or a disruption in the infrastructure that supports our business, including a disruption involving electronic communications or other services used by Oaktree or third parties with whom we conduct business, or directly affecting Oaktree’s headquarters, could have a material adverse impact on our ability to continue to operate our business without interruption. Insurance and other safeguards might only partially reimburse us for certain losses, if at all.
In addition, we rely on unaffiliated third party service providers for certain other aspects of our business, including software vendors for portfolio management and accounting software, outside financial institutions for back office processing and custody of securities and third party broker dealers for the execution of trades. An interruption or deterioration in the performance of these third parties or failures of their information systems and technology, over which we have no control, could cause system interruption, delays, loss, corruption or exposure of critical data or intellectual property and impair the quality of the funds’ operations, which could impact our reputation and hence adversely affect our business. These risks could increase as vendors increasingly offer cloud-based software services rather than software services that can be operated within our own data centers. Our portfolio companies also rely on data processing systems and the secure processing, storage and transmission of information, including payment and health information. A disruption or compromise of these systems could have a material adverse effect on the value of these businesses. Such an event may have adverse consequences on our investments or assets of the same type, or may require portfolio companies to increase preventative security measures or expand insurance coverage.
Any such interruption or deterioration in Oaktree’s or our operations could result in substantial recovery and remediation costs and liability to Oaktree’s or our clients, business partners and other third parties. While Oaktree has implemented disaster recovery plans, business continuity plans and backup systems to lessen the risk of any material adverse impact, such disaster recovery planning may not be sufficient to mitigate the harm and cannot account for all eventualities, and a catastrophic event that results in the destruction or disruption of any of our data, our critical business or information technology systems could severely affect our ability to conduct our business operations, and as a result, our future operating results could be materially adversely affected.
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
Further, we may be subject to litigation arising from investor dissatisfaction with the performance of our funds or from third-party allegations that we improperly exercised control or influence over portfolio investments or that we are liable for actions or inactions taken by portfolio companies that such third parties argue we control. In addition, we and our affiliates that are the investment managers and general partners of our funds, our funds themselves and those individuals who are our affiliates’ or the funds’ officers and directors are each exposed to the risks of litigation specific to the funds’ investment activities and portfolio companies and, in cases where our funds own controlling interests in public companies, to the risk of shareholder litigation by the public companies’ other shareholders. Moreover, we are exposed to risks of litigation or investigation by investors and regulators relating to our having engaged, or our funds having engaged, in transactions that presented conflicts of interest that were not properly addressed. Please see also “—Extensive regulation in the United States and abroad affects our activities and creates the potential for significant liabilities and penalties that could adversely affect our business and results of operations.”
Substantial legal liability could materially adversely affect our business, financial condition or results of operations or cause significant reputational harm to us, which could seriously harm our business. We depend, to a large extent, on Oaktree’s business relationships and reputation for integrity and high-caliber professional services to attract and retain investors. As a result, allegations of improper conduct asserted by private litigants or regulators, regardless of whether the ultimate outcome is favorable or unfavorable to Oaktree, as well as negative publicity and press speculation about Oaktree, its investment activities or the investment industry in general, whether or not valid, may harm Oaktree’s reputation, which may be more damaging to our business than to other types of businesses.

Oaktree employee misconduct, which is difficult to detect and deter, could subject us to significant regulatory sanctions and reputational harm. Fraud and other deceptive practices or other misconduct at the portfolio companies of our funds could similarly subject us to liability and reputational damage and also harm our performance.
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
In recent years, the U.S. Department of Justice and the SEC have devoted greater resources to enforcement of the Foreign Corrupt Practices Act (the “FCPA”). In addition, the United Kingdom has significantly expanded the reach of its anti-bribery laws. While we have developed and implemented policies and procedures designed to ensure compliance by us and our personnel with the FCPA, such policies and procedures may not be effective in all instances to prevent violations. Any determination that Oaktree personnel have violated the FCPA, UK anti-bribery laws or other applicable anti-corruption laws could subject Oaktree to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could adversely affect our reputation, business, financial condition or results of operations.
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
In 2016, the United Kingdom (the “U.K.”) held a referendum on whether to remain a member state of the EU in which a majority of voters approved an exit from the EU, commonly referred to as “Brexit.” The U.K. withdrew from the EU on January 31, 2020, but the U.K. remained in the EU’s customs union and single market for a transition period that expired on December 31, 2020. On December 24, 2020, the U.K. and the EU entered into a trade and cooperation agreement (the “Trade and Cooperation Agreement”), which was applied on a provisional basis from January 1, 2021 and has since been approved by the European Parliament and so now applies permanently. While the economic integration does not reach the level that existed during the time the UK was a member state of the EU, the Trade and Cooperation Agreement sets out preferential arrangements in areas such as trade in goods and in services, digital trade and intellectual property. Negotiations between the UK and the EU are expected to continue in relation to the relationship between the UK and the EU in certain other areas which are not covered by the Trade and Cooperation Agreement. The long term effects of Brexit will depend on the effects of the implementation and application of the Trade and Cooperation Agreement and any other relevant agreements between the U.K. and the EU.
The effects of Brexit remain uncertain and, as a result, we face risks associated with the potential uncertainty and disruptions that may follow Brexit and the implementation and application of the Trade and Cooperation Agreement, including with respect to volatility in exchange rates and interest rates and disruptions to the free movement of data, goods, services, people and capital between the U.K. and the EU. The uncertainty concerning the U.K.’s future legal, political and economic relationship with the EU could adversely affect political, regulatory, economic or market conditions in the EU, the U.K. and worldwide and could contribute to instability in global political institutions, regulatory agencies and financial markets. These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets and could significantly reduce global market liquidity and limit the ability of key market participants to operate in certain financial markets. In particular, it could also lead to a period of considerable uncertainty in relation to the U.K. financial and banking markets, as well as to the regulatory process in Europe. Asset valuations, currency exchange rates and credit ratings may also be subject to increased market volatility. Depending on the future relationship of the U.K. and the EU, the long-term effects of Brexit could be far-reaching. It could adversely affect the values of investments held by our funds, our ability to source new investments, and our ability to raise capital from investors in the U.K. and the EU. It has, and will in the future, also affect the ways in which Oaktree is able to operate in and from the U.K. and the EU. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which laws of the EU to replace or replicate.
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
The future internal rate of return for any current or future fund may vary considerably from the historical internal rate of return generated by any particular fund, or for our funds as a whole. In addition, future returns will be affected by the applicable risks described elsewhere in this annual report, including risks of the industries and businesses in which a particular fund invests. Moreover, we are generally only entitled to earn one-third of the incentive income attributable to Oaktree Capital I in respect of our closed-end funds established in 2022 or later and in respect of incentive income from our evergreen funds earned subsequent to January 1, 2023.
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
If any of our funds were determined to be a trade or business for purposes of ERISA controlled group liability, it is possible that pension liabilities incurred by a portfolio company could result in liability being incurred by the fund, with a resulting need for additional capital contributions, the appropriation of such fund’s assets to satisfy such pension liabilities and/or the imposition of a lien by the PBGC on certain fund assets. Moreover, regardless of whether any of our funds were determined to be a trade or business for purposes of ERISA controlled group liability, a court might hold that one of our fund’s portfolio companies is jointly and severally liable for another portfolio company’s unfunded pension liabilities pursuant to the ERISA “controlled group” rules, depending upon the relevant investment structures and ownership interests as noted above.
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
Because there is significant uncertainty in the valuation of, or in the stability of the value of, illiquid investments, the fair values of such investments as reflected in a fund’s NAV do not necessarily reflect the prices that would actually be obtained by us on behalf of the fund when such investments are sold. Sales at values significantly lower than the values at which investments have previously been reflected in a fund’s NAV may result in losses for the applicable fund and the loss of incentive income that may have been accrued by the applicable fund.
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
Many of our funds depend on the services of prime brokers, custodians, counterparties, administrators and other agents and third-party service providers to carry out certain securities and derivatives transactions and other business functions. The terms of these contracts are often customized and complex, and many of these arrangements occur in markets or relate to products that are subject to limited or no regulatory oversight. In particular, some of our funds utilize prime brokerage arrangements with a relatively limited number of counterparties, which has the effect of concentrating the transaction volume (and related counterparty default risk) of such funds with these counterparties.
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
The Sarbanes-Oxley Act requires, among other things, that as a public company we maintain effective internal control over financial reporting and disclosure controls and procedures. We are required under Section 404 to provide an annual management assessment of the effectiveness of our internal controls over financial reporting. Following the 2019 Restructuring, we are no longer required to include in our annual reports an opinion from our independent registered public accounting firm addressing its assessment of such controls. To maintain and improve the effectiveness of our disclosure controls and procedures, significant resources and management oversight are required. We have implemented and continue to implement additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies.
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
Distributions on each of the Series A preferred units and Series B preferred units are discretionary and non-cumulative. Holders of each series of our preferred units will only receive distributions when, as and if declared by our board of directors. Consequently, if the board of directors does not authorize and declare a distribution for a distribution period, holders of each of our preferred units would not be entitled to receive any distribution for such distribution period, and such unpaid distribution will not be payable in such distribution period or in later distribution periods. We will have no obligation to pay distributions for a distribution period if our board of directors does not declare such distribution before the scheduled record date for such period, whether or not distributions are declared or paid for any subsequent distribution period with respect to our outstanding preferred units or any other preferred units we may issue in the future. This may result in holders of our preferred units not receiving the full amount of distributions that they expect to receive, or any distributions, and may make it more difficult to resell our preferred units, or to do so at a price that the holder finds attractive. Our board of directors may, in its sole discretion, determine to suspend distributions on our outstanding preferred units, which may have a material adverse effect on the market price of those units. There can be no assurances that our operations will generate sufficient cash flows to enable us to pay distributions on our preferred units. Our financial and operating performance is subject to prevailing economic and industry conditions and to financial, business and other factors, some of which are beyond our control.

Risks Relating to Our Organization and Structure
We have an indirect economic interest in only a portion of the earnings and cash flows of the Oaktree Operating Group, which may negatively impact our ability to pay distributions on our preferred units.
Following the 2022 Restructuring, the only entity within the Oaktree Operating Group in which we have an indirect economic interest is Oaktree Capital I. Please see “Item 1. Business—Structure and Operations of our Business.” We have no material assets other than the ownership of the indirect economic interests in Oaktree Capital I.

Because we derive, and expect to continue to derive, a substantial portion of our revenue and cash flows from our indirect economic interests in Oaktree Capital I, our success depends on the performance of Oaktree Capital I irrespective of the performance of the Oaktree Operating Group as a whole. Additionally, subsequent to the 2022 Restructuring, we no longer earn management fees or subadvisory fees from our funds or our affiliates, and we are generally only entitled to earn one-third of the incentive income attributable to Oaktree Capital I in respect of our closed-end funds established in 2022 or later and in respect of incentive income from our evergreen funds earned subsequent to January 1, 2023.
In addition, we have subscribed for a limited partner interest in, and made a capital commitment of, $750 million to Oaktree Opportunities Fund XI, L.P., a parallel investment vehicle thereof or a feeder fund in respect of one of the foregoing (such limited partner interest, the “Opps XI Investment” and such fund entities collectively, “Opps XI”). In order to fund the Opps XI Investment, our sole Class A unitholder, or one of its affiliates, will contribute cash as a capital contribution (the “Opps XI Investment Cash”) as and to the extent required to satisfy our obligations to Opps XI. We will use the Opps XI Investment Cash solely to fund the Opps XI Investment and satisfy our obligations in respect of Opps XI. Distributions from the Opps XI Investment are intended for the benefit of the Class A unitholder, subject to applicable law. Our preferred unitholders should not rely on distributions received by us in respect of our Opps XI Investment for payment of dividends or redemption of the preferred units. As of December 31, 2022, the Company has funded in the aggregate $375.0 million of the $750 million capital commitment.
There can be no assurances that the distributions we receive from Oaktree Capital I will generate sufficient cash flows to enable us to pay distributions on our preferred units.
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
We are a limited liability holding company and have no material assets other than the indirect ownership of interests in Oaktree Capital I. We have no independent means of generating revenues. In connection with the issuance of our preferred units, we caused Oaktree Capital I to issue ”mirror” preferred units to a holding company in which we indirectly own an interest to correspond with each series of our preferred units. The terms of the mirror preferred units state that, subject to certain exceptions, no distributions may be declared or paid with respect to the common units of Oaktree Capital I until distributions have been declared and paid or declared and set aside with respect to each series of mirror preferred units and the series of our preferred units to which they correspond. Accordingly, our ability to receive distributions from Oaktree Capital I may be impaired to the extent we have not declared and paid or declared and set aside distributions on each series of mirror preferred units and each series of preferred units.

Under the Act, we may not make a distribution to a member if, after the distribution, all our liabilities, other than liabilities to members on account of their limited liability company interests and liabilities for which the recourse of creditors is limited to specific property of the limited liability company, would exceed the fair value of our assets. If we were to make such an impermissible distribution, any member who received a distribution and knew at the time of the distribution that the distribution was in violation of the Act would be liable to us for three years for the amount of the distribution. In addition, Oaktree Capital I’s cash flow may be insufficient to enable it to make required minimum tax distributions to holders of its units, in which case it may have to borrow funds or sell assets and thus our liquidity and financial condition could be materially adversely affected. Our operating agreement contains provisions authorizing the issuance of preferred units in us by our board of directors at any time without unitholder approval.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Properties
We do not directly own or lease any real property. Our principal executive offices are located in office space leased by OCM at 333 South Grand Avenue, 28th Floor, Los Angeles, California 90071. OCM also leases office space in New York City, Stamford and Houston. OCM Cayman leases office space in London, Frankfurt, Paris, Luxembourg, Beijing, Hong Kong, Shanghai, Seoul, Singapore, Sydney, Tokyo, Dubai and Mumbai. Certain affiliates of our managed funds lease office space in Amsterdam, Luxembourg, Dublin and Singapore. We consider our facilities to be suitable and adequate for the management and operation of our business.
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
Our Class A units are not listed on a securities exchange. The number of holders of record of our Class A units as of March 20, 2023 was one.
Equity Compensation Plan Information
The following table sets forth information concerning the awards that may be issued under the 2011 Plan as of December 31, 2022.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	19,671,086	—	4,316,962
Equity compensation plans not approved by security holders	—	—	—
Total (3)	19,671,086	—	4,316,962

(1)    Reflects the aggregate number of OCGH units, Class A units, OEP units, phantom units and EVUs granted under the 2011 Plan as of December 31, 2022. Please see note 15 to our consolidated financial statements included elsewhere in this annual report for additional information.
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
(3)    As of December 31, 2022, 4,929,054 OCGH units have been granted under the 2007 Plan. However, such amounts are not reflected in this table because our board of directors has resolved that the administrator of the 2007 Plan will no longer grant awards under the 2007 Plan.
Unregistered Sales of Equity Securities and Purchases of Equity Securities in the Fourth Quarter of 2022
None.

Item 6. Selected Financial Data
Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements of Oaktree Capital Group, LLC and the related notes included within this annual report. For a discussion and analysis of historical periods ended before January 1, 2021, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our report on Form 10-K for the year ended December 31, 2021. This discussion contains forward-looking statements that are subject to risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. The factors listed under “Risk Factors” and “Forward-Looking Statements” in this annual report provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in any forward-looking statements.
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
The Company’s current ownership and operational structure were the results of the Mergers with Brookfield, the 2019 Restructuring and the 2022 Restructuring. See Part I, Item I included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 2, 2020 for more information regarding the Mergers and the 2019 Restructuring. See Item 1.01 of the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2022 for more information about the 2022 Restructuring.
OCM provides certain administrative and other services relating to the operations of the Company’s business pursuant to a Services Agreement between the Company and OCM.
Business Environment and Developments
As a global investment manager, Oaktree is affected by a wide range of factors, including the condition of the global economy and financial markets; the relative attractiveness of Oaktree’s investment strategies and investors’ demand for them; and regulatory or other governmental policies or actions. Global economic conditions can significantly impact the values of Oaktree’s and its funds’ investments and the ability to make new investments or sell existing investments for these funds. Historically, however, Oaktree’s diversified nature, of both its investment strategies and revenue mix, has generally allowed it to benefit from both strong and weak economic environments. Weak economies and the declining financial markets that typically accompany them tend to dampen revenues from asset-based management fees, investment realizations or price appreciation, but their prospect can present opportunities to raise relatively larger amounts of capital for certain strategies, especially opportunistic credit. Additionally, weak financial markets may also present more opportunities for funds to make investments at reduced prices. Conversely, strong financial markets generally increase the value of fund investments, which positions Oaktree for growth in management fees that are based on asset value, and typically create favorable exit opportunities that enhance the prospect for incentive income and fund-related realized investment income proceeds for Oaktree and us. Those same markets may delay or diminish opportunities to deploy capital and thus management fees from certain funds.
COVID-19 continues to pose threats to the health and economic wellbeing of the worldwide population and the global economy in light of COVID-19 variants that seem to spread more easily than the original COVID-19 virus. There is continued uncertainty as to the duration of the global health and economic impact of COVID-19 even with COVID-19 vaccines now available. The continued uncertainty of COVID-19 variants may lead to renewed governmental efforts to mitigate COVID-19 spread similar to those seen at the beginning of the pandemic. Such renewed mitigation efforts may create significant uncertainty and volatility in Oaktree’s business and its funds’ and their respective portfolio companies’ businesses as compared to pre-pandemic levels.
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
We do not consolidate most of the Oaktree funds that are VIEs because we are not the primary beneficiary due to the fact that our fee arrangements are considered at-market and thus not deemed to be variable interests, and we do not hold any other interests in those funds that are considered to be more than insignificant. However, investment vehicles in which we have a significant investment, such as CLOs and certain Oaktree funds, are consolidated (“consolidated funds”). When a CLO or fund is consolidated, we reflect the assets, liabilities, revenues, expenses and cash flows of the consolidated funds on a gross basis, and the majority of the economic interests in those consolidated funds, which are held by third-party investors, are reflected as debt obligations of CLOs or non-controlling redeemable interests in consolidated funds in the consolidated financial statements. All of the revenues earned by us as investment manager of the consolidated funds are eliminated in consolidation. However, because the eliminated amounts are earned from and funded by third-party investors, the consolidation of a fund does not impact net income or loss attributable to us.
Certain entities in which we have the ability to exert significant influence, including unconsolidated Oaktree funds for which we act as general partner, are accounted for under the equity method of accounting. As a result of the 2019 Restructuring, we re-assessed our prior variable interest entity consolidation determinations, noting that we were no longer the primary beneficiary of three funds in which our direct ownership interests are held by Oaktree Operating Group entities that are no longer directly controlled by us.
Subsequent to the 2022 Restructuring, we no longer consolidate the CLOs as their direct ownership interests are held by OCM Cayman.

Revenues
Subsequent to the 2019 Restructuring, our business generates three types of revenue: incentive income, investment income and management fees earned from funds managed by OCM Cayman and sub-advisory fees for services provided to OCM. Management fees earned from third parties are billed monthly or quarterly based on annual rates and are typically earned for each of the funds that we manage. The contractual terms of management fees generally vary by fund structure. Management fees also may include performance-based fees earned from certain open-end and evergreen fund accounts. Subsequent to the 2022 Restructuring, however, we no longer earn management fees and sub-advisory fees as a result of the deconsolidation of OCM Cayman. We also have the potential to earn incentive income from most of the closed-end and certain evergreen funds managed by Oaktree in our capacity as the general partner of those funds. These closed-end funds generally provide that we receive incentive income only after we have returned to our investors all of their contributed capital plus an annual preferred return, typically 8%. Once this occurs, we generally receive as incentive income 80% of all distributions otherwise attributable to our investors, and those investors receive the remaining 20% until we have received, as incentive income, 20% of all such distributions in excess of the contributed capital from the inception of the fund. Thereafter, all such future distributions attributable to our investors are distributed 80% to those investors and 20% to us as incentive income. As a result of the 2022 Restructuring, we are only entitled to earn one-third of the incentive income attributable to Oaktree Capital I in respect of our closed-end funds established in 2022 or later and in respect of incentive income from our evergreen funds earned subsequent to January 1, 2023. We will continue to earn 100% of the incentive income attributable to closed-end funds established prior to 2022. Our third revenue source, investment income, represents our pro-rata share of income or loss from our investments, generally in our capacity as general partner in Oaktree funds and as an investor in our CLOs and third-party managed funds and companies. Subsequent to the 2022 Restructuring, the Company no longer consolidates the CLOs as their direct ownership interests are held by OCM Cayman.
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
Our consolidated revenues reflect the elimination of all management fees, if any, incentive income and investment income earned related to consolidated Oaktree funds. Investment income is presented within the other income (loss) section of our consolidated statements of operations. Please see “Business—Structure and Operation of Our Business—Structure of Funds” in this annual report for a detailed discussion of the structure of Oaktree funds.
Expenses
Compensation and Benefits
Compensation and benefits expense reflects all compensation-related items not directly related to incentive income, investment income or the vesting of Converted OCGH units, OCGH units, deferred equity units and other performance-based units, and includes salaries, bonuses, compensation based on management fees or a definition of profits, employee benefits, payroll taxes, phantom equity awards and long-term incentive plan awards. Phantom equity awards represent liability-classified awards subject to vesting and remeasurement at the end of each reporting period. Phantom equity award expense reflects the vesting of those liability-classified awards, the equity distribution declared in the period and changes in the OCGH unit fair value. Compensation and benefits expense reflects the gross-up of reimbursable costs incurred on behalf of Oaktree funds in which the Company has determined it is the principal. Subsequent to the 2019 Restructuring, our consolidated operating results primarily include compensation and benefits expense related to employees of OCM Cayman. Subsequent to the 2022 Restructuring, however, we no longer incur compensation and benefits expense due to the deconsolidation of OCM Cayman.
Equity-based Compensation
Equity-based compensation expense reflects the non-cash charge associated with grants of Converted OCGH units, Oaktree Equity Plan, L.P. (“OEP”) units, deferred equity units and other performance-based units. Subsequent to the 2019 Restructuring, our consolidated operating results primarily include equity-based compensation expense related to employees of OCM Cayman. Subsequent to the 2022 Restructuring, however, we no longer incur equity-based compensation expense due to the deconsolidation of OCM Cayman.

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
General and Administrative
General and administrative expense includes costs related to occupancy, outside auditors, tax professionals, legal advisers, research, consultants, travel and entertainment, communications and information services, business process outsourcing, foreign-exchange activity, insurance, placement costs, changes in the contingent consideration liability, and other general items related directly to the Company’s operations. These expenses are net of amounts borne by fund investors and are not offset by credits attributable to fund investors’ non-controlling interests in consolidated funds. General and administrative expense reflects the gross-up of reimbursable costs incurred on behalf of Oaktree funds in which the Company has determined it is the principal. Subsequent to the 2019 Restructuring, general and administrative expenses primarily include direct and reimbursable expenses incurred by Oaktree Capital I and OCM Cayman and the Company's share of certain expenses through a service agreement with OCM. Subsequent to the 2022 Restructuring, general and administrative expenses no longer includes direct and reimbursable expenses incurred by OCM Cayman due to the deconsolidation.
Depreciation and Amortization
Depreciation and amortization expense includes costs associated with the purchase of furniture and equipment, capitalized software and office leasehold improvements. Furniture and equipment and capitalized software costs are depreciated using the straight-line method over the estimated useful life of the asset, which is generally three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the respective estimated useful life or the lease term. In connection with the 2022 Restructuring, we deconsolidated OCM Cayman which held furniture and equipment, capitalized software and office leasehold improvements and, therefore, these assets are no longer reflected on our statement of financial condition as of December 31, 2022.
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
Other Income (Loss)
Interest Expense
Interest expense primarily reflects the interest expense of the consolidated funds, as well as the interest expense of Oaktree and its operating subsidiaries. After the 2019 Restructuring, our financial statements reflected debt obligations, interest expense or related liabilities associated with our operating subsidiaries only if one of the two remaining Oaktree Operating Group entities then owned by us directly borrowed or issued notes under Oaktree’s credit agreements, private placement notes or another debt arrangement. Subsequent to the 2022 Restructuring, our financial statements reflect debt obligations, interest expense or related liabilities associated with our operating subsidiary when Oaktree Capital I directly borrows or issues notes under Oaktree’s credit agreements, private placement notes or another debt arrangement.
Interest and Dividend Income
Interest and dividend income consists of interest and dividend income earned on the investments held by our consolidated funds, and interest income earned by Oaktree and its operating subsidiary.

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
Investment Income
Investment income represents our pro-rata share of income or loss from our investments, generally in our capacity as general partner in certain Oaktree funds and as an investor in our CLOs and third-party managed funds and companies. Investment income, as reflected in our consolidated statements of operations, excludes investment income earned by us from our consolidated funds. Subsequent to the 2022 Restructuring, we no longer hold investments in the CLOs as their direct ownership interests are held by OCM Cayman.
Other Income (Expense), Net
Other income (expense), net represents non-operating income or expense.
Income Taxes
The Company is a publicly traded partnership. Because it satisfies the qualifying income test, it is not required to be treated as a corporation for U.S. federal and state income tax purposes; rather it is taxed as a partnership. As result of the 2019 Restructuring, the Company held interests in Oaktree Capital I (a non-corporate entity that is not subject to U.S. federal corporate income tax) and OCM Cayman (which holds subsidiaries that are taxable in non-U.S. jurisdictions).
Subsequent to the 2022 Restructuring, however, the Company no longer includes OCM Cayman as a part of its balance sheet consolidation. All tax balances related to OCM Cayman were therefore deconsolidated as of the Effective Date of the 2022 Restructuring.
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
•Net Income Attributable to Non-controlling Interests in Consolidated Funds. This category represents the economic interests of the unaffiliated investors in the consolidated funds, as well as the equity interests held by third-party investors in CLOs that had not yet priced as of the respective period end. Subsequent to the 2022 Restructuring, we no longer consolidate the CLOs as their direct ownership interests are held by OCM Cayman. Those interests are primarily driven by the investment performance of the consolidated funds. In comparison to net income, this measure excludes our operating results and other items solely attributable to the Company; and,
•Net Income Attributable to Non-controlling Interests in Consolidated Subsidiaries. This category primarily represents the economic interest in the Oaktree Operating Group owned by OCGH (“OCGH non-controlling interest”), as well as the economic interest in certain consolidated subsidiaries held by third parties. Subsequent to the 2019 Restructuring, this category includes only the OCGH non-controlling interest in Oaktree Capital I and OCM Cayman and subsequent to the 2022 Restructuring, this category includes only the OCGH non-controlling interest in Oaktree Capital I. The OCGH non-controlling interest is determined at the Oaktree Operating Group level based on the weighted average proportionate share of Oaktree Operating Group units held by the OCGH unitholders. Inasmuch as the number of outstanding Oaktree Operating Group units corresponds with the total number of outstanding Class A and OCGH units, changes in the economic interest held by the OCGH unitholders are driven by our additional issuances of Class A and OCGH units, as well as repurchases and forfeitures of, and exchanges between, Class A and OCGH units. Certain of our expenses, such as income tax and related administrative expenses of Oaktree Capital Group, LLC and the holding companies through which we hold interests in Oaktree Capital I, are solely attributable to the Class A unitholders. Please see note 13 to our consolidated financial statements included elsewhere in this annual report for additional information on the economic interest in the Oaktree Operating Group owned by OCGH.
Net Income Attributable to Preferred Unitholders
This category represents distributions declared, if any, on our preferred units. Please see note 13 to our consolidated financial statements for more information.
Operating Metrics
We monitor certain operating metrics that we believe provide important information and data regarding our business. Subsequent to the 2022 Restructuring, our revenues are comprised of incentive income and investment income earned in our capacity as general partner of certain Oaktree funds and investment income earned on other investments in Oaktree and third party funds and companies. To analyze and monitor our operating performance we utilize incentive-creating AUM, incentives created (fund level) and accrued incentives (fund level). These operating metrics provide us with detailed information and insight into the operating performance of the funds we manage.
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

GAAP Consolidated Results of Operations

The following table sets forth our audited consolidated statements of operations:

	Year Ended December 31,
	2022	2021	2020
	(in thousands, except per unit data)
Revenues:
Management fees	$224,141	$234,786	$185,727
Incentive income	268,452	1,219,624	243,337
Total revenues	492,593	1,454,410	429,064
Expenses:
Compensation and benefits	(142,079)	(162,260)	(131,562)
Equity-based compensation	(6,566)	(10,521)	(17,365)
Incentive income compensation	(94,427)	(594,300)	(104,469)
Total compensation and benefits expense	(243,072)	(767,081)	(253,396)
General and administrative	(24,512)	(21,694)	(23,065)
Depreciation and amortization	(1,581)	(2,332)	(2,052)
Consolidated fund expenses	(77,978)	(75,338)	(33,153)
Total expenses	(347,143)	(866,445)	(311,666)
Other income (loss):
Interest expense	(248,401)	(155,265)	(157,686)
Interest and dividend income	557,844	389,251	318,210
Net realized gain (loss) on consolidated funds’ investments	(13,114)	22,238	(105,957)
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	(15,023)	122,517	(183,847)
Investment income	51,265	203,041	103,828
Other income, net	—	19	—
Total other income (loss)	332,571	581,801	(25,452)
Income before income taxes	478,021	1,169,766	91,946
Income taxes	(14,931)	(12,387)	(8,211)
Net income	463,090	1,157,379	83,735
Less:
Net (income) loss attributable to non-controlling interests in consolidated funds	(190,905)	(186,515)	165,412
Net (income) attributable to non-controlling interests in consolidated subsidiaries	(68,539)	(339,204)	(83,428)
Net income attributable to Oaktree Capital Group, LLC	203,646	631,660	165,719
Net (income) attributable to preferred unitholders	(27,316)	(27,316)	(27,316)
Net income attributable to Oaktree Capital Group, LLC Class A unitholders	$176,330	$604,344	$138,403

Distributions declared per Class A unit	$1.86	$4.68	$0.71
Net income per unit (basic and diluted):
Net income per Class A unit	$1.73	$6.10	$1.40
Weighted average number of Class A units outstanding	102,043	99,031	98,512

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Revenues
Management Fees
Management fees decreased $10.6 million, or 4.5%, to $224.1 million for the year ended December 31, 2022, from $234.8 million for the year ended December 31, 2021. The decrease was primarily due to the 2022 Restructuring, subsequent to which we no longer earn management fees.
Incentive Income
A summary of incentive income is set forth below:

	Year Ended December 31,
	2022	2021
	(in thousands)
Incentive Income:
Oaktree funds:
Credit	$161,287	$208,459
Private Equity	41,334	728,008
Real Assets	13,272	188,618
Listed Equities	52,559	94,539
Total incentive income	$268,452	$1,219,624
Incentive income decreased $951.1 million, or 78.0%, to $268.5 million for the year ended December 31, 2022, from $1,219.6 million for the year ended December 31, 2021. The decrease in incentive income was primarily due to limited distributions from closed-end funds that were paying incentive income, while 2021 benefited from large distributions from Private Equity closed-end funds that were paying incentive income. The year ended December 31, 2022 included $8.1 million from Oaktree Power Opportunities Fund IV, down from $643.2 million for the year ended December 31, 2021, and $4.4 million from Highstar Continuation Fund, down from $160.4 million for the year ended December 31, 2021.
Expenses
Compensation and Benefits
Compensation and benefits expense decreased $20.2 million, or 12.4%, to $142.1 million for the year ended December 31, 2022, from $162.3 million for the year ended December 31, 2021. The decrease in compensation and benefits expense was primarily due to the 2022 Restructuring, subsequent to which, we no longer incur compensation and benefits expense.
Equity-based Compensation
Equity-based compensation expense decreased $3.9 million, or 37.1%, to $6.6 million for the year ended December 31, 2022, from $10.5 million for the year ended December 31, 2021, primarily reflecting that beginning in 2020, deferred compensation is primarily paid in Long-Term Incentive Plan awards rather than equity-based awards and that subsequent to the 2022 Restructuring, we no longer incur equity-based compensation expense.
Incentive Income Compensation
Incentive income compensation expense decreased $499.9 million, or 84.1%, to $94.4 million for the year ended December 31, 2022, from $594.3 million for the year ended December 31, 2021, primarily reflecting the decrease in incentive income.
General and Administrative
General and administrative expense increased $2.8 million, or 12.9%, to $24.5 million for the year ended December 31, 2022, from $21.7 million for the year ended December 31, 2021, primarily reflecting the growth of Oaktree’s business operations and the impact of foreign exchange.

Depreciation and Amortization
Depreciation and amortization expense decreased $0.7 million, or 30.4%, to $1.6 million for the year ended December 31, 2022, from $2.3 million for the year ended December 31, 2021. The decrease reflects certain fixed assets being fully depreciated in 2022 and the 2022 Restructuring, subsequent to which, the furniture and equipment, capitalized software and office leasehold improvements of OCM Cayman were deconsolidated.
Consolidated Fund Expenses
Consolidated fund expenses increased $2.7 million, or 3.6%, to $78.0 million for the year ended December 31, 2022, from $75.3 million for the year ended December 31, 2021. This increase reflects the impact of general costs incurred by our consolidated funds and charges to the funds that were consolidated during the year.
Other Income (Loss)
Interest Expense
Interest expense increased $93.1 million, or 60.0%, to $248.4 million for the year ended December 31, 2022, from $155.3 million for the year ended December 31, 2021. The increase was primarily attributable to additional CLO issuances and higher interest rates on debts outstanding by our consolidated funds.
Interest and Dividend Income
Interest and dividend income increased $168.5 million, or 43.3%, to $557.8 million for the year ended December 31, 2022, from $389.3 million for the year ended December 31, 2021. The increase was primarily due to higher interest rates on our investments.
Net Realized Gain (Loss) on Consolidated Funds’ Investments
Net realized gain (loss) on consolidated funds’ investments increased $35.3 million, to a net gain of $13.1 million for the year ended December 31, 2022, from a net loss of $22.2 million for the year ended December 31, 2021. The increase in our net realized gain (loss) primarily reflects our consolidated funds’ performance. Subsequent to the 2022 Restructuring, we no longer consolidate the CLOs as their direct ownership interests are held by OCM Cayman.
Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
The net change in unrealized appreciation (depreciation) on consolidated funds’ investments increased $137.5 million, to net appreciation of $15.0 million for the year ended December 31, 2022, from net depreciation of $122.5 million for the year ended December 31, 2021. Excluding the impact of the reversal of net realized gain (loss) on consolidated funds’ investments, the net change in unrealized appreciation (depreciation) on consolidated funds’ investments increased $172.9 million to a net gain of $28.1 million for the year ended December 31, 2022, from a net loss of $144.8 million for the year ended December 31, 2021. The increase reflected our consolidated funds’ performance in each period.

Investment Income
A summary of investment income is set forth below:

	Year Ended December 31,
	2022	2021
Income (loss) from investments in funds:	(in thousands)
Oaktree funds:
Credit	$47,205	$248,372
Private Equity	8,040	93,278
Real Assets	5,210	(15,687)
Listed Equities	(1,062)	9,206
Non-Oaktree	(4,840)	(22,334)
Total investment income - Oaktree and operating subsidiaries	54,553	312,835
Eliminations	(3,288)	(109,794)
Total investment income	$51,265	$203,041
Investment income decreased $151.7 million, or 74.7%, to $51.3 million for the year ended December 31, 2022, from $203.0 million for the year ended December 31, 2021. The decrease is primarily driven by the less favorable market conditions in 2022 affecting the values of our Credit and Private Equity investments.
Income Taxes
Income taxes increased by $2.5 million, or 20.2%, to $14.9 million for the year ended December 31, 2022, from $12.4 million for the year ended December 31, 2021, primarily reflecting higher taxable net income attributable to our operations outside of the United States during the year ended December 31, 2022. The effective tax rates applicable to the Class A unitholder for 2022 and 2021 were 5% and 1%, respectively.  We generally expect variability in tax rates between periods because the effective tax rate is a function of the mix of income and other factors, each of which can have a material impact on the particular period’s income tax expense and may vary significantly within or between years. Please see the Income Taxes section of “—Understanding Our Results—Consolidation of Oaktree Funds.” Subsequent to the 2022 Restructuring, we no longer have operations outside of the United States.
Net (Income) Loss Attributable to Non-controlling Interests in Consolidated Funds
Net (income) loss attributable to non-controlling interests in consolidated funds increased $4.4 million, or 2.4% to net income of $190.9 million for the year ended December 31, 2022, from net income of $186.5 million for the year ended December 31, 2021. The increase reflected our consolidated funds’ performance attributable to third-party investors in each period. These effects are described in more detail under “—Other Income (Loss)” above.
Net Income Attributable to Oaktree Capital Group, LLC Class A Unitholders
Net income attributable to OCG Class A unitholders decreased $428.0 million, or 70.8%, to $176.3 million for the year ended December 31, 2022, from $604.3 million for the year ended December 31, 2021, primarily due to lower incentive income, net of associated compensation and investment income driven by less favorable market conditions in 2022.

Operating Metrics
We monitor certain operating metrics that we believe provide important data regarding our business. These operating metrics include incentive-creating AUM, incentives created (fund level) and accrued incentives (fund level).

	As of or for the Year Ended December 31,
	2022	2021	2020
	(in thousands except as otherwise indicated)

Operating Metrics: (1)
Assets under management (in millions):
Incentive-creating assets under management	$46,618	$40,945	$31,973
Accrued incentives (fund level):
Incentives created (fund level)	375,391	1,467,898	656,590
Incentives created (fund level), net of associated incentive income compensation expense	175,693	558,668	309,715
Accrued incentives (fund level)	1,806,821	1,668,839	1,314,443
Accrued incentives (fund level), net of associated incentive income compensation expense	856,548	800,431	610,207
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

Incentive-creating AUM
Incentive-creating AUM is set forth below and does not include undrawn capital commitments.

	As of December 31,
	2022	2021	2020
	(in millions)
Incentive-creating Assets Under Management:
Closed-end funds	$43,635	$36,726	$28,099
Evergreen funds	2,983	4,219	3,874
Total	$46,618	$40,945	$31,973
Year Ended December 31, 2022
Incentive-creating AUM increased $5.7 billion, or 13.9%, to $46.6 billion as of December 31, 2022, from $40.9 billion as of December 31, 2021. The increase primarily reflected $3.4 billion of net contributions, $2.3 billion attributable to market-value appreciation, inclusive of the impact of foreign currency fluctuations, in the year ended December 31, 2022.

The following Incentive-creating AUM rollforward reflects beginning and ending balances, gross inflows and outflows, and change in market value (including foreign currency exchange impacts) as of December 31, 2022:

As of or for the Year Ended December 31, 2022
(in millions)
Incentive-creating Assets Under Management:
Beginning balance	$40,945
Contributions and Drawdowns	7,802
Distributions	(4,418)
Market appreciation (including foreign currency)	2,288
Ending balance	$46,618
Accrued Incentives (Fund Level) and Incentives Created (Fund Level)
Accrued incentives (fund level), gross and net of incentive income compensation expense, as well as changes in accrued incentives (fund level), are set forth below.

	As of or for the Year Ended December 31,
	2022	2021	2020
	(in thousands)
Accrued Incentives (Fund Level):
Beginning balance	$1,668,839	$1,314,443	$938,806
Incentives created (fund level):
Closed-end funds	362,060	1,406,656	638,158
Evergreen funds	13,331	61,242	18,432
Total incentives created (fund level)	375,391	1,467,898	656,590
Less: incentive income recognized by us	(237,409)	(1,113,502)	(280,953)
Ending balance	$1,806,821	$1,668,839	$1,314,443
Accrued incentives (fund level), net of associated incentive income compensation expense	$856,548	$800,431	$610,207
As of December 31, 2022, 2021 and 2020, the portion of net accrued incentives (fund level) represented by funds that were currently paying incentives was $16.6 million (or 1.9%), $30.0 million (3.7%) and $152.3 million (25.0%), respectively, with the remainder arising from funds that as of that date were not at the stage of their cash distribution waterfall where Oaktree was entitled to receive incentives, other than possibly tax-related distributions.
As of December 31, 2022, $622.7 million, or 72.7%, of the net accrued incentives (fund level) were in evergreen or closed-end funds in their liquidation period. Please see “—Critical Accounting Policies—Fair Value of Financial Instruments” for a discussion of the fair-value hierarchy level established by GAAP.
Year Ended December 31, 2022
Incentives created (fund level) was $375.4 million for the year ended December 31, 2022, primarily reflecting $231.0 million of incentives created (fund level) from Credit funds, $73.6 million from Private Equity funds, $52.8 million from Listed Equities Funds and $18.0 million from Real Asset funds.

GAAP Statement of Financial Condition
We manage our financial condition without the consolidation of the Oaktree funds in which we serve as general partner. Since Oaktree’s founding, Oaktree and, by extension, we have managed our financial condition in a way that builds our capital base and maintains sufficient liquidity for known and anticipated uses of cash. Our assets do not include accrued incentives (fund level), an off-balance sheet metric. As a result of the 2022 Restructuring, we no longer directly hold an economic interest in OCM Cayman or a voting interest in its general partner and therefore OCM Cayman was deconsolidated as of the Effective Date of the 2022 Restructuring. Additionally, we concluded that we were no longer the primary beneficiary for CLOs as their direct ownership interests are held by OCM Cayman. Assets and liabilities related to OCM Cayman and CLOs are no longer reflected on our consolidated statement of financial condition as of December 31, 2022.
The following table presents our GAAP consolidating statement of financial condition:

	As of December 31, 2022
	Oaktree and Operating Subsidiaries	Consolidated Funds	Eliminations	Consolidated
	(in thousands)
Assets:
Cash and cash-equivalents	$9,514	$—	$—	$9,514
Corporate investments	2,015,337	—	(823,833)	1,191,504
Receivables and other assets	258,882	—	—	258,882
Assets of consolidated funds	—	4,194,989	—	4,194,989
Total assets	$2,283,733	$4,194,989	$(823,833)	$5,654,889
Liabilities and Capital:
Liabilities:
Accounts payable and accrued expenses	$128,736	$—	$—	$128,736
Due to affiliates	36,164	—	—	36,164
Debt obligations	212,195	—	—	212,195
Liabilities of consolidated funds	—	1,188,742	—	1,188,742
Total liabilities	377,095	1,188,742	—	1,565,837
Non-controlling redeemable interests in consolidated funds	—	—	2,182,414	2,182,414
Capital:
Capital attributable to OCG preferred unitholders	400,584	—	—	400,584
Capital attributable to OCG Class A unitholders	1,145,394	530,878	(530,878)	1,145,394
Non-controlling interest in consolidated subsidiaries	360,660	292,955	(292,955)	360,660
Non-controlling interest in consolidated funds	—	2,182,414	(2,182,414)	—
Total capital	1,906,638	3,006,247	(3,006,247)	1,906,638
Total liabilities and capital	$2,283,733	$4,194,989	$(823,833)	$5,654,889

Corporate Investments

	As of December 31,
	2022	2021
	(in thousands)
Oaktree funds:
Credit	$1,620,971	$1,610,044
Private Equity	220,417	249,040
Real Assets	57,056	27,939
Listed Equities	40,233	32,335
Non-Oaktree	76,660	32,484
Total corporate investments – Oaktree and operating subsidiaries	2,015,337	1,951,842
Eliminations	(823,833)	(929,278)
Total corporate investments – Consolidated	$1,191,504	$1,022,564
Liquidity and Capital Resources
We manage our liquidity and capital requirements by focusing on our cash flows before the consolidation of Oaktree funds and the effect of normal changes in short-term assets and liabilities. Our primary cash flow activities on an unconsolidated basis involve (a) generating cash flow from operations, (b) generating income from investment activities, including strategic investments in certain third parties, (c) funding capital commitments that we have made to Oaktree funds in which we act as general partner, (d) funding our growth initiatives, (e) distributing cash flow to our Class A, OCGH and OEP unitholders, (f) borrowings, interest payments and repayments under credit agreements, our senior notes and other borrowing arrangements, and (g) issuances of, and distributions made on, our preferred units. As of December 31, 2022, the Company had $9.5 million of cash and U.S. Treasury and other securities and $212.2 million of outstanding debt. See the Future Sources and Uses of Liquidity section for additional details of Oaktree and its indirect subsidiaries financing activities in 2022.
As a result of the 2022 Restructuring, the Company no longer directly controls OCM Cayman and therefore OCM Cayman was deconsolidated as of the Effective Date of the 2022 Restructuring. Ongoing sources of cash include incentive income, which is volatile and largely unpredictable as to amount and timing, and distributions stemming from our corporate investments in funds and companies. We primarily use cash flow from operations and distributions from our corporate investments to pay compensation and related expenses, service fees under our services agreement with OCM, debt service, and distributions. This same cash flow, together with proceeds from equity and debt issuances, is also used to fund corporate investments, fixed assets and other capital items. Subject to applicable law and certain consent rights contained in our operating agreement, pursuant to a covenant in our operating agreement we plan to cause our indirect subsidiary Oaktree Capital I to distribute, on a quarterly basis, at least 85% of its adjusted distributable earnings, as defined in our operating agreement, and we plan to distribute amounts we receive in respect of such distributions, less any tax and tax receivable obligations, to holders of our Class A units. Distributions from each Operating Group entity may not be proportionate to its share of adjusted distributable earnings.
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
We have subscribed for a limited partner interest in, and made a capital commitment of, $750 million to Oaktree Opportunities Fund XI, L.P., a parallel investment vehicle thereof or a feeder fund in respect of one of the foregoing (such limited partner interest, the “Opps XI Investment” and such fund entities collectively, “Opps XI”). In order to fund the Opps XI Investment, our sole Class A unitholder, or one of its affiliates, will contribute cash as a capital contribution (the “Opps XI Investment Cash”) as and to the extent required to satisfy our obligations to Opps XI. We will use the Opps XI Investment Cash solely to fund the Opps XI Investment and satisfy our obligations in respect of Opps XI. Distributions from the Opps XI Investment are intended for the benefit of the Class A unitholder, subject to applicable law. Our preferred unitholders should not rely on distributions received by us in respect of the Opps XI Investment for payment of dividends or redemption of the preferred units. As of December 31, 2022, $375 million of the $750 million capital commitment was funded.

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
Because our consolidated funds are either treated as investment companies for accounting purposes or represent CLOs whose primary operations are investing activities, their investing cash flow amounts are included in our cash flows from operations. We believe that we and each of the consolidated funds has sufficient access to cash to fund our and their respective operations in the near term. Subsequent to the 2022 Restructuring, the Company no longer consolidates the CLOs as their direct ownership interests are held by OCM Cayman.
Significant amounts from our consolidated statements of cash flows for the years ended December 31, 2022, 2021 and 2020 are discussed below.
Operating Activities
Operating activities used $1.9 billion, $2.7 billion and $1.1 billion of cash in 2022, 2021 and 2020, respectively. These amounts principally reflected net income, purchases of securities, net of non-cash adjustments, in each of the respective periods and net purchases of securities of the consolidated funds.
Investing Activities
Investing activities used $228.7 million of cash in 2022 and provided $184.8 million of cash in 2021, and $47.9 million of cash in 2020. Net activity from purchases, maturities and sales of U.S. Treasury and other securities included net purchases of $4.5 million in 2022, net proceeds of $7.6 million in 2021, and net purchases of $0.1 million in 2020. Corporate investments in funds and companies of $308.4 million, $180.0 million and $225.6 million in 2022, 2021 and 2020, respectively, consisted of the following:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Funds	$678.2	$760.8	$592.3
Eliminated in consolidation	(369.8)	(580.8)	(366.7)
Total investments	$308.4	$180.0	$225.6
Distributions and proceeds from corporate investments in funds and companies of $84.6 million, $357.7 million and $274.3 million in 2022, 2021 and 2020, respectively, consisted of the following:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Funds	$254.8	$468.6	$498.3
Eliminated in consolidation	(170.2)	(110.9)	(224.0)
Total investments	$84.6	$357.7	$274.3

Purchases of fixed assets were $0.5 million, $0.6 million and $0.7 million in 2022, 2021 and 2020, respectively.
Financing Activities
Financing activities provided $2.0 billion, $2.7 billion and $1.5 billion of cash in 2022, 2021 and 2020, respectively. Financing activities included: (a) net contributions from non-controlling interests in consolidated funds of $520.0 million, $1.0 billion and $716.5 million in 2022, 2021 and 2020, respectively; (b) net repayment to credit facilities of the consolidated funds of $81.1 million in 2022, and net borrowings of $761.0 million and $397.8 million in 2021 and 2020, respectively; (c) distributions to unitholders of $329.2 million, $779.6 million and $140.8 million in 2022, 2021 and 2020, respectively; (d) net capital contributions of $146.9 million, $183.7 million and $55.8 million in 2022, 2021 and 2020, respectively; (e) payments of debt issuance costs of $8.9 million, $2.6 million and $2.8 million in 2022, 2021 and 2020, respectively; (f) proceeds from CLOs and other debt obligations of $2.8 billion, $5.4 billion and $1.1 billion in 2022, 2021 and 2020, respectively; and (g) repayments of $1.0 billion, $3.8 billion, and $599.1 million in 2022, 2021, and 2020, respectively, related to CLO debt obligations that were refinanced.
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
In addition to our ongoing sources of cash that include incentive income and distributions related to our corporate investments in funds and companies, we also have access to liquidity through our debt financings, credit agreements and equity financings. Prior to the 2019 Restructuring, our financial statements reflected debt and debt service of the entire Oaktree Operating Group. Until 2022, OCM had historically been the only direct borrower or issuer under credit agreements and private placement notes with third parties and made all payments of principal and interest. While certain Oaktree Operating Group entities (including Oaktree Capital I) are co-obligors and jointly and severally liable, debt obligations are reflected in the condensed consolidated financial statements based upon the entity that actually made the borrowing and received the related proceeds. Accordingly, our financial statements after the 2019 Restructuring generally will not reflect debt obligations, interest expense or related liabilities associated with OCM, Oaktree Capital II and Oaktree AIF. Subsequent to the 2022 Restructuring, our financial statements no longer reflect debt obligations, interest expense or related liabilities associated with OCM, OCM Cayman, Oaktree Capital II and Oaktree AIF.
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
In July 2020, OCM issued and sold to certain accredited investors $200 million aggregate principal amount of 3.64% Senior Notes, Series A, due 2030 (the “Series A 2030 Notes”) and $50 million aggregate principal amount of 3.84% Senior Notes, Series B, due 2035 (the “Series B 2035 Notes”) pursuant to a note and guaranty agreement Both series of notes are senior unsecured obligations of OCM, jointly and severally guaranteed by Oaktree Capital I, Oaktree Capital II and Oaktree AIF. Both series of notes provide for certain affirmative and negative covenants, including financial covenants relating to the issuer’s and guarantors’ combined leverage ratio and minimum assets under management. In addition, the Series A 2030 Notes and Series B 2035 Notes contain customary representations and warranties of the issuer and the guarantors, and customary events of default, in certain cases, subject to cure periods. The issuer may prepay all, or from time to time any part of, the Series A 2030 Notes and Series B 2035 Notes at any time, subject in the case of optional prepayment prior to the date that is three months prior to the maturity of the notes, to the issuer’s payment of the applicable make-whole amount determined with respect to such principal amount prepaid. Upon the occurrence of a change of control, the issuer will be required to make an offer to prepay both series of notes without any make-whole amount. As OCM is the issuer of such senior unsecured notes, the outstanding principal and interest payments guaranteed by Oaktree Capital I will not be included in our financial statements unless an event of default occurs.
In May 2020, Oaktree Capital I, along with certain other Oaktree Operating Group members as co-borrowers, entered into a credit agreement with a subsidiary of Brookfield that provides for a subordinated credit facility maturing on May 19, 2023. The subordinated credit facility has a revolving loan commitment of $250 million and borrowings generally bear interest at a spread to either LIBOR or an alternative base rate. Borrowings on the subordinated credit facility are subordinate to the outstanding debt obligations and borrowings on the primary credit facility of Oaktree Capital I and its co-borrowers as detailed in note 10 to our consolidated financial statements included elsewhere in this annual report. Oaktree Capital I is jointly and severally liable, along with its co-obligors for outstanding borrowings on the subordinated credit facility. As set forth in such note 10, the Company’s financial statements generally will not reflect debt obligations, interest expense or related liabilities associated with its operating subsidiaries until such time as Oaktree Capital I directly borrows from the subordinated credit facility. In March 2022, the Company entered into an amendment to the credit facility to extend the revolving credit maturity date from May 19, 2023 to September 14, 2026. No amounts were outstanding on the subordinated credit facility as of December 31, 2022.
In December 2019, OCM, Oaktree Capital II, Oaktree AIF, and Oaktree Capital I (collectively, the “Borrowers”) entered into the Fifth Amendment to Credit Agreement (the “Fifth Amendment”), which amended the credit agreement dated as of March 31, 2014 (as amended through and including the Fifth Amendment, the “Credit Agreement”). The Fifth Amendment extended the maturity date of the Credit Agreement from March 29, 2023 to December 13, 2024, increased the revolving credit facility (the “Revolver”) from $500 million to $650 million, provided for the refinancing of the then-outstanding $150 million term loan balance with revolving loans, and provides the Borrowers with the option to extend the new maturity date by one year up to two times if the lenders holding at least 50% of the aggregate amount of the revolving loan commitment thereunder on the date of the Borrowers’ extension request consent to such extension. The Fifth Amendment also favorably updated the commitment fee and interest rate margins in the corporate ratings-based pricing grid, increased the AUM covenant threshold from $60 billion to $65 billion and made certain other amendments to the provisions of the Credit Agreement. The Credit Agreement contains customary financial covenants and restrictions, including (after giving effect to the Fifth Amendment) covenants regarding a maximum leverage ratio of 3.50x-to-1.00x and a minimum required level of assets under management (as defined in the credit agreement). In September 2021, the Borrowers entered into the Sixth Amendment to Credit Agreement (the “Sixth Agreement”). The Sixth Amendment extended the maturity date of the Credit Agreement from December 13, 2024 to September 14, 2026, modified the AUM covenant threshold from $65 billion of AUM to $57.5 billion of management fee-generating AUM, and increased the maximum leverage ratio to 4.00x-to-1.00x. In December 2022, the Borrowers entered into the Seventh Amendment to Credit Agreement (the “Seventh Agreement”). The Seventh Amendment extended the maturity date of the Credit

Agreement from September 14, 2026 to December 15, 2027 with the potential to extend the maturity for up to two additional years, and implemented language consistent with U.S. syndicated loan market practice to use an adjusted forward-looking term rate based on the secured overnight financing rate (“SOFR”), as a replacement for the London Interbank Offered Rate. As set forth in note 10 to our consolidated financial statements included elsewhere in this annual report, the Company’s financial statements generally will not reflect debt obligations, interest expense or related liabilities associated with its operating subsidiaries until such time as Oaktree Capital I directly borrows from the subordinated credit facility. Based on the current credit ratings of OCM, the interest rate on borrowings is the term SOFR reference rate plus 1.10% per annum and the commitment fee on the unused portions of the revolving credit facility is 0.10% per annum. The term SOFR reference rate is determined by the tenor of the borrowings and set by the CME Group Benchmark Administration Limited (CBA). As of December 31, 2022, OCM had no outstanding borrowings under the $650 million revolving credit facility.
In December 2017, OCM issued and sold to certain accredited investors $250 million of 3.78% senior notes due 2032 (the “2032 Notes”). The 2032 Notes are senior unsecured obligations of OCM, jointly and severally guaranteed by Oaktree Capital, Oaktree Capital II and Oaktree AIF. The proceeds from the sale of the 2032 Notes and cash on hand were used to redeem the $250 million of 6.75% Senior Notes due 2019 and to pay the related make-whole premium to holders thereof. In connection with the Notes offering, we entered into a cross-currency swap agreement to euros, reducing the interest cost to 1.95% per year. The 2032 Notes provide for certain affirmative and negative covenants, including financial covenants relating to the issuer’s and guarantors’ combined leverage ratio and minimum assets under management. In addition, the 2032 Notes contain customary representations and warranties of the issuer and the guarantors, and customary events of default, in certain cases, subject to cure periods. The issuer may prepay all, or from time to time any part of, the 2032 Notes at any time, subject to the issuer’s payment of the applicable make-whole amount determined with respect to such principal amount prepaid. Upon the occurrence of a change of control, the issuer will be required to make an offer to prepay the 2032 Notes together with the applicable make-whole amount determined with respect to such principal amount prepaid.
In July 2016, OCM issued and sold to certain accredited investors $100 million of 3.69% senior notes due July 12, 2031 (the “2031 Notes”). The 2031 Notes are senior unsecured obligations of OCM, jointly and severally guaranteed by Oaktree Capital I, Oaktree Capital II and Oaktree AIF pursuant to a note and guaranty agreement. The proceeds from the sale of the 2031 Notes were used to simultaneously repay $100 million of borrowings outstanding under the $250 million term loan due March 31, 2021. The 2031 Notes provide for certain affirmative and negative covenants, including financial covenants relating to the issuer’s and guarantors’ combined leverage ratio and minimum assets under management. In addition, the 2031 Notes contain customary representations and warranties of the issuer and the guarantors, and customary events of default, in certain cases, subject to cure periods. The issuer may prepay all, or from time to time any part of, the 2031 Notes at any time, subject to the issuer’s payment of the applicable make-whole amount determined with respect to such principal amount prepaid. Upon the occurrence of a change of control, the issuer will be required to make an offer to prepay the 2031 Notes together with the applicable make-whole amount determined with respect to such principal amount prepaid.
In September 2014, OCM issued and sold to certain accredited investors $50 million aggregate principal amount of 3.91% Senior Notes, Series A, due September 3, 2024 (the “Series A Notes”), $100 million aggregate principal amount of 4.01% Senior Notes, Series B, due September 3, 2026 (the “Series B Notes”) and $100 million aggregate principal amount of 4.21% Senior Notes, Series C, due September 3, 2029 (the “Series C Notes” and together with the Series A Notes and the Series B Notes, the “Senior Notes”) pursuant to a note and guarantee agreement. The Senior Notes are senior unsecured obligations of OCM, guaranteed on a joint and several basis by Oaktree Capital I, Oaktree Capital II and Oaktree AIF. Interest on the 2014 Notes is payable semi-annually. The Senior Notes provide for certain affirmative and negative covenants, including financial covenants relating to the issuer’s and guarantors’ combined leverage ratio and minimum assets under management. In addition, the Senior Notes contain customary representations and warranties of the issuer and the guarantors, and customary events of default, in certain cases, subject to cure periods. The issuer may prepay all, or from time to time any part of, the Senior Notes at any time, subject to the issuer’s payment of the applicable make-whole amount determined with respect to such principal amount prepaid. Upon the occurrence of a change of control, the issuer will be required to make an offer to prepay the Senior Notes together with the applicable make-whole amount determined with respect to such principal amount prepaid.

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

Contractual Obligations, Commitments and Contingencies
In the ordinary course of business, we and our consolidated funds enter into contractual arrangements that may require future cash payments. The following table sets forth information related to anticipated future cash payments as of December 31, 2022:

	2023	2024-2025	2026-2027	Thereafter	Total
	(in thousands)
Oaktree and Operating Subsidiaries:
Senior note principal repayment (1)	$—	$—	$—	$213,450	$213,450
Interest obligations on debt (2)	5,160	10,320	10,320	39,968	65,769
OCG limited partner commitments to Oaktree funds (3)	375,000	—	—	—	375,000
Oaktree Capital I general partner commitments to Oaktree and third-party funds (3)	275,361	—	—	—	275,361
Subtotal	655,520	10,320	10,320	253,418	929,579
Consolidated Funds:
Debt obligations payable (1)	1,000,859	—	—	—	1,000,859
Interest obligations on debt (4)	36,127	—	—	—	36,127
Total	$1,692,506	$10,320	$10,320	$253,418	$1,966,565

(1)    These obligations represent future principal payments, gross of debt issuance costs.
(2)    Interest obligations include accrued interest on outstanding indebtedness. All figures are based on the conversion of amounts from EUR to USD using the foreign exchange spot rate of 1.07 as of December 31, 2022.
(3)    These obligations represent commitments by us to provide limited and general partner capital funding to our funds and limited partner capital funding to funds managed by unaffiliated third parties. These amounts are generally due on demand and are therefore presented in the 2023 column. Capital commitments are expected to be called over a period of several years.
(4)    Interest obligations include accrued interest on outstanding indebtedness. Where applicable, current interest rates are applied to estimate future interest obligations on variable-rate debt.
In some of our service contracts or management agreements, we have agreed to indemnify third-party service providers or separate account clients under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has neither been included in the above table nor recorded in our consolidated financial statements as of December 31, 2022.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements. Please see note 17 to our consolidated financial statements included elsewhere in this annual report for information on our commitments and contingencies.
Critical Accounting Estimates
We prepare our consolidated financial statements in accordance with GAAP. In applying many of these accounting principles, we need to make assumptions, estimates or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates or judgments, however, are both subjective and subject to change, and actual results may differ from our assumptions and estimates. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. We believe our critical accounting policies could potentially produce materially different results if we were to change underlying assumptions, estimates or judgments. Our most significant assumptions and estimates are related to the valuation of our corporate investments and the investments of our consolidated funds. For a summary of our significant accounting policies and estimates, please see the notes to our consolidated financial statements included elsewhere in this annual report.
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
Our predominant exposure to market risk is related to our role as general partner or investment adviser to our funds, and the sensitivities to movements in the fair value of their investments on incentive income and investment income, as applicable. The fair value of the financial assets and liabilities of our funds may fluctuate in response to changes in, among many factors, the fair value of securities, foreign-exchange rates, commodities prices and interest rates.
Price Risk
Impact on Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
As of December 31, 2022, we had investments at fair value of $3.9 billion related to our consolidated funds. We estimate that a 10% decline in market values would result in a decrease in unrealized appreciation (depreciation) on the consolidated funds’ investments of $390.9 million. Of this decline, approximately $146.1 million would impact net income and $90.7 million would impact net income attributable to OCG Class A unitholders, with the remainder attributable to non-controlling interests. The magnitude of the impact on net income is largely affected by the percentage of our equity ownership interest.
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
Impact on Investment Income (before consolidation of funds)
Investment income or loss arises from our pro-rata share of income or loss from our investments, generally in our capacity as general partner in our funds. This income is directly affected by changes in market risk factors. Based on investments held as of December 31, 2022, a 10% decline in fair values of the investments held in our funds and other holdings would result in a $201.5 million decrease in the amount of investment income. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds, the timing of fund flows or the timing of new investments or realizations.
Exchange-rate Risk
Subsequent to the 2022 Restructuring and the deconsolidation of OCM Cayman, we no longer have foreign subsidiaries and the associated exchange rate risk related to those operations. At any point in time, some of the investments held by our closed-end and evergreen funds may be denominated in non-U.S. dollar currencies on an unhedged basis. Changes in currency rates could affect incentive income, incentives created (fund level) and investment income with respect to such closed-end and evergreen funds; however, the degree of impact is not readily determinable because of the many indirect effects that currency movements may have on individual investments.
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
Interest-rate Risk
As of December 31, 2022, the Company and its operating subsidiary had $213.5 million of debt obligations outstanding that bear interest at a fixed rate. As of December 31, 2022, the Company and its operating subsidiary are jointly and severally liable for $1.1 billion of debt obligations outstanding under the senior notes issuances and no amounts outstanding under the revolving credit facilities. The senior notes issuances bear interest at a fixed rate. The revolving credit facilities bear interest at a variable rate.
Of the $9.5 million of aggregate cash and U.S. Treasury and other securities as of December 31, 2022, we estimate that the Company and its operating subsidiary would generate an additional $0.1 million in interest income on an annualized basis as a result of a 100-basis point increase in interest rates.
Our consolidated funds have debt obligations, most of which accrue interest at variable rates. Changes in these rates would affect the amount of interest payments that our funds would have to make, impacting future earnings and cash flows. As of December 31, 2022, the consolidated funds had $1.0 billion of principal or par value, as applicable, outstanding under these debt obligations. We estimate that interest expense relating to variable-rate debt would increase on an annualized basis by $10.0 million in the event interest rates were to increase by 100 basis points.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Unitholders and Board of Directors of Oaktree Capital Group, LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Oaktree Capital Group, LLC (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income, cash flows and changes in unitholders’ capital for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Valuation of investments which utilize significant unobservable inputs

Description of the Matter
At December 31, 2022, the Company’s investments included $1.1 billion of equity method investments in unconsolidated Oaktree funds (for which the carrying amount is affected by management’s estimate of the fair value of the fund’s investments) and $2.4 billion of investments of consolidated funds, at fair value, categorized as Level III within the fair value hierarchy. The fair value of these fund investments is determined by management using the valuation techniques and significant unobservable inputs described in Notes 2 and 6 to the consolidated financial statements.
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

Los Angeles, California
March 21, 2023

Oaktree Capital Group, LLC
Consolidated Statements of Financial Condition
($ in thousands)

	As of December 31,
	2022	2021
Assets
Cash and cash-equivalents	$9,514	$167,319
U.S. Treasury and other securities	—	2,086
Corporate investments (includes $108,159 and $77,568 measured at fair value as of December 31, 2022 and 2021, respectively)	1,191,504	1,022,564
Due from affiliates	207,874	372,861
Deferred tax assets	—	3,548
Other assets	51,008	45,979
Right-of-use assets	—	33,359
Assets of consolidated funds:
Cash and cash-equivalents	166,616	991,800
Investments, at fair value	3,908,613	11,456,895
Dividends and interest receivable	26,029	48,584
Due from brokers	37,375	15,498
Receivable for securities sold	3,387	206,770
Derivative assets, at fair value	10,737	6,733
Other assets, net	42,232	23,853
Total assets	$5,654,889	$14,397,849
Liabilities and Unitholders’ Capital
Liabilities:
Accrued compensation expense	$124,253	$245,787
Accounts payable, accrued expenses and other liabilities	4,483	15,365
Due to affiliates	36,164	4,198
Debt obligations (Note 10)	212,195	—
Operating lease liabilities	—	39,294
Liabilities of consolidated funds:
Accounts payable, accrued expenses and other liabilities	8,985	80,897
Payables for securities purchased	153,439	1,066,261
Derivative liabilities, at fair value	24,022	11,847
Distributions payable	1,437	123
Debt obligations of the consolidated funds	1,000,859	1,131,918
Debt obligations of CLOs	—	7,806,263
Total liabilities	1,565,837	10,401,953
Commitments and contingencies (Note 17)
Non-controlling redeemable interests in consolidated funds	2,182,414	1,723,294
Unitholders’ capital:
Series A preferred units, 7,200,000 units issued and outstanding as of December 31, 2022 and 2021, respectively	173,669	173,669
Series B preferred units, 9,400,000 units issued and outstanding as of December 31, 2022 and 2021, respectively	226,915	226,915
Class A units, no par value, unlimited units authorized, 103,080,160 and 99,136,620 units issued and outstanding as of December 31, 2022 and 2021, respectively	—	—
Class B units, no par value, unlimited units authorized, 56,922,688 and 60,783,255 units issued and outstanding as of December 31, 2022 and 2021, respectively	—	—
Paid-in capital	908,142	1,011,333
Retained earnings	246,353	251,791
Accumulated other comprehensive loss	(9,101)	(3,334)
Unitholders’ capital attributable to Oaktree Capital Group, LLC	1,545,978	1,660,374
Non-controlling interests in consolidated subsidiaries	360,660	612,228
Total unitholders’ capital	1,906,638	2,272,602
Total liabilities and unitholders’ capital	$5,654,889	$14,397,849
Please see accompanying notes to consolidated financial statements.

Oaktree Capital Group, LLC
Consolidated Statements of Operations
(in thousands, except per unit amounts)

	Year Ended December 31,
	2022	2021	2020
Revenues:
Management fees	$224,141	$234,786	$185,727
Incentive income	268,452	1,219,624	243,337
Total revenues	492,593	1,454,410	429,064
Expenses:
Compensation and benefits	(142,079)	(162,260)	(131,562)
Equity-based compensation	(6,566)	(10,521)	(17,365)
Incentive income compensation	(94,427)	(594,300)	(104,469)
Total compensation and benefits expense	(243,072)	(767,081)	(253,396)
General and administrative	(24,512)	(21,694)	(23,065)
Depreciation and amortization	(1,581)	(2,332)	(2,052)
Consolidated fund expenses	(77,978)	(75,338)	(33,153)
Total expenses	(347,143)	(866,445)	(311,666)
Other income (loss):
Interest expense	(248,401)	(155,265)	(157,686)
Interest and dividend income	557,844	389,251	318,210
Net realized gain (loss) on consolidated funds’ investments	(13,114)	22,238	(105,957)
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	(15,023)	122,517	(183,847)
Investment income	51,265	203,041	103,828
Other income, net	—	19	—
Total other income (loss)	332,571	581,801	(25,452)
Income before income taxes	478,021	1,169,766	91,946
Income taxes	(14,931)	(12,387)	(8,211)
Net income	463,090	1,157,379	83,735
Less:
Net (income) loss attributable to non-controlling interests in consolidated funds	(190,905)	(186,515)	165,412
Net (income) attributable to non-controlling interests in consolidated subsidiaries	(68,539)	(339,204)	(83,428)
Net income attributable to Oaktree Capital Group, LLC	203,646	631,660	165,719
Net (income) attributable to preferred unitholders	(27,316)	(27,316)	(27,316)
Net income attributable to Oaktree Capital Group, LLC Class A unitholders	$176,330	$604,344	$138,403

Distributions declared per Class A unit	$1.86	$4.68	$0.71
Net income per unit (basic and diluted):
Net income per Class A unit	$1.73	$6.10	$1.40
Weighted average number of Class A units outstanding	102,043	99,031	98,512

Please see accompanying notes to consolidated financial statements.

Oaktree Capital Group, LLC
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2022	2021	2020

Net income	$463,090	$1,157,379	$83,735
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(8,621)	4,418	(3,088)
Other comprehensive income (loss), net of tax	(8,621)	4,418	(3,088)
Total comprehensive income	454,469	1,161,797	80,647
Less:
Comprehensive (income) loss attributable to non-controlling interests in consolidated funds	(190,905)	(186,515)	165,412
Comprehensive (income) attributable to non-controlling interests in consolidated subsidiaries	(65,685)	(341,542)	(82,253)
Comprehensive income attributable to OCG	197,879	633,740	163,806
Comprehensive (income) attributable to preferred unitholders	(27,316)	(27,316)	(27,316)
Comprehensive income attributable to OCG Class A unitholders	$170,563	$606,424	$136,490

Please see accompanying notes to consolidated financial statements.

Oaktree Capital Group, LLC
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$463,090	$1,157,379	$83,735
Adjustments to reconcile net income to net cash used in operating activities:
Investment income	(51,265)	(203,041)	(103,828)
Depreciation and amortization	1,581	2,332	2,052
Equity-based compensation	6,566	10,521	17,365
Net realized and unrealized (gain) loss from consolidated funds’ investments	28,137	(144,755)	289,804
Accretion of original issue and market discount of consolidated funds’ investments, net	(22,628)	(13,717)	(23,357)
Income distributions from corporate investments in funds and companies	111,904	201,983	52,988
SPAC deconsolidation gain and other non-cash items	(52,503)	(72,347)	46
Cash flows due to changes in operating assets and liabilities:
(Increase) decrease in deferred tax assets	505	335	(1,039)
Decrease (increase) in other assets	(12,277)	2,601	1,227
Increase (decrease) in net due to affiliates	92,544	(232,783)	(51,128)
Increase (decrease) in accrued compensation expense	(1,387)	108,922	5,763
Increase (decrease) in accounts payable, accrued expenses and other liabilities	1,295	(3,871)	(3,786)
Cash flows due to changes in operating assets and liabilities of consolidated funds:
Increase in dividends and interest receivable	(37,462)	(19,439)	(2,352)
(Increase) decrease in due from brokers	(22,086)	(15,201)	(7,953)
Increase in receivables for securities sold	132,654	(107,242)	(65,019)
(Increase) decrease in other assets	(22,693)	25,989	(50,331)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	13,869	41,764	(16,875)
Increase in payables for securities purchased	(275,532)	462,772	250,552
Purchases of securities	(7,730,412)	(9,683,352)	(4,343,064)
Proceeds from maturities and sales of securities	5,481,881	5,749,329	2,887,947
Net cash used in operating activities	(1,894,219)	(2,731,821)	(1,077,253)
Cash flows from investing activities:
Purchases of U.S. Treasury and other securities	(17,446)	(16,322)	(43,153)
Proceeds from maturities and sales of U.S. Treasury and other securities	12,948	23,938	43,053
Corporate investments in funds and companies	(308,394)	(179,996)	(225,603)
Distributions and proceeds from corporate investments in funds and companies	84,632	357,734	274,265
Purchases of fixed assets	(466)	(583)	(710)
Net cash (used in) provided by investing activities	(228,726)	184,771	47,852
(continued)

Please see accompanying notes to consolidated financial statements.

Oaktree Capital Group, LLC
Consolidated Statements of Cash Flows – (Continued)
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from financing activities:
Capital contributions, net	$146,892	$183,684	$55,826
Distributions to Class A unitholders	(190,591)	(465,669)	(69,797)
Distributions to OCGH unitholders	(111,319)	(286,647)	(43,678)
Distributions to preferred unitholders	(27,316)	(27,316)	(27,316)
Proceeds from issuance of debt obligations	214,094	—	—
Payment of debt issuance costs	(1,311)	—	—
Cash flows from financing activities of consolidated funds:
Contributions from non-controlling interests	727,382	1,189,486	940,191
Distributions to non-controlling interests	(207,360)	(171,883)	(223,674)
Proceeds from debt obligations issued by CLOs	2,575,561	5,367,766	1,054,403
Payment of debt issuance costs	(7,611)	(2,577)	(2,780)
Repayment on debt obligations issued by CLOs	(1,042,672)	(3,800,803)	(599,139)
Borrowings on credit facilities	592,275	760,999	446,300
Repayments on credit facilities	(673,341)	—	(48,490)
Net cash provided by financing activities	1,994,683	2,747,040	1,481,846
Effect of exchange rate changes on cash	(26,248)	(24,753)	7,251
Net (decrease) increase in cash and cash-equivalents	(154,510)	175,237	459,696
Deconsolidation due to restructuring	(94,367)	—	—
Initial consolidation (deconsolidation) of funds	(734,112)	(216,459)	(101,148)
Cash and cash-equivalents, beginning balance	1,159,119	1,200,341	841,793
Cash and cash-equivalents, ending balance	$176,130	$1,159,119	$1,200,341

* * *
Supplemental cash flow disclosures:
Cash paid for interest	$202,740	$127,228	$150,033
Cash paid for income taxes	8,786	8,208	12,198

Supplemental disclosure of non-cash activities:
Net assets related to the initial consolidation of funds	$—	$—	$3,708
Net assets related to the deconsolidation of funds	329,570	350,422	974,423
Net assets related to the deconsolidation due to 2022 Restructuring	467,975	—	—

Reconciliation of cash and cash-equivalents
Cash and cash-equivalents – Oaktree	$9,514	$167,319	$329,253
Cash and cash-equivalents – Consolidated Funds	166,616	991,800	871,088
Total cash and cash-equivalents	$176,130	$1,159,119	$1,200,341

Please see accompanying notes to consolidated financial statements.

Oaktree Capital Group, LLC
Consolidated Statements of Changes in Unitholders’ Capital
(in thousands)

	Oaktree Capital Group, LLC							Non-controlling Interests in Consolidated Subsidiaries	Total Unitholders’ Capital
	Class A Units	Class B Units	Series A Preferred Units	Series B Preferred Units	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
Unitholders' capital as of December 31, 2019	97,967	61,793	$173,669	$226,915	$750,299	$51,534	$(3,501)	$503,253	$1,702,169
Activity for the year ended December 31, 2020:
Cumulative-effect adjustment from adoption of accounting guidance	—	—	—	—	—	(220)	—	(136)	(356)
Issuance of units	—	319	—	—	—	—	—	—	—
Unit Exchange	710	(710)	—	—	—	—	—	—	—
Cancellation of units associated with forfeitures	—	(31)	—	—	—	—	—	—	—
Capital contributions	—	—	—	—	57,317	—	—	—	57,317
Equity reallocation between controlling and non-controlling interests	—	—	—	—	1,832	—	—	(3,323)	(1,491)
Capital increase related to equity-based compensation	—	—	—	—	10,515	—	—	6,566	17,081
Distributions declared	—	—	(11,924)	(15,392)	—	(69,797)	—	(43,678)	(140,791)
Net income	—	—	11,924	15,392	—	138,403	—	83,428	249,147
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(1,913)	(1,175)	(3,088)
Unitholders' capital as of December 31, 2020	98,677	61,371	173,669	226,915	819,963	119,920	(5,414)	544,935	1,879,988
Activity for the year ended December 31, 2021:
Issuance of units	—	4	—	—	—	—	—	—	—
Unit Exchange	460	(460)	—	—	—	—	—	—	—
Cancellation of units associated with forfeitures	—	(132)	—	—	—	—	—	—	—
Capital contributions	—	—	—	—	196,015	—	—	5,226	201,241
Equity reallocation between controlling and non-controlling interests	—	—	—	—	(11,155)	—	—	7,339	(3,816)
Capital increase related to equity-based compensation	—	—	—	—	6,510	—	—	4,011	10,521
Distributions declared	—	—	(11,924)	(15,392)	—	(472,473)	—	(290,825)	(790,614)
Net income	—	—	11,924	15,392	—	604,344	—	339,204	970,864
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	2,080	2,338	4,418
Unitholders’ capital as of December 31, 2021	99,137	60,783	173,669	226,915	1,011,333	251,791	(3,334)	612,228	2,272,602
Activity for the year ended December 31, 2022:
Issuance of units	—	105	—	—	—	—	—	—	—
Unit exchange	3,944	(3,944)	—	—	—	—	—	—	—
Cancellation of units associated with forfeitures	—	(22)	—	—	—	—	—	—	—
Capital contributions	—	—	—	—	150,000	—	—	—	150,000
Restructuring equity distribution of entities	—	—	—	—	(290,372)	—	—	(177,603)	(467,975)
Equity reallocation between controlling and non-controlling interests	—	—	—	—	33,107	—	—	(36,215)	(3,108)
Capital increase related to equity-based compensation	—	—	—	—	4,074	—	—	2,492	6,566
Distributions declared	—	—	(11,924)	(15,392)	—	(181,768)	—	(105,927)	(315,011)
Net income	—	—	11,924	15,392	—	176,330	—	68,539	272,185
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(5,767)	(2,854)	(8,621)
Unitholders’ capital as of December 31, 2022	103,081	56,922	$173,669	$226,915	$908,142	$246,353	$(9,101)	$360,660	$1,906,638

Please see accompanying notes to consolidated financial statements.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements
December 31, 2022
($ in thousands, except where noted)

1. ORGANIZATION AND BASIS OF PRESENTATION
As used in these consolidated financial statements:
“Oaktree” refers to the Oaktree Operating Group and, where applicable, their respective subsidiaries and affiliates; and
the “Company” refers to Oaktree Capital Group, LLC and, where applicable, its subsidiaries and affiliates
Oaktree is a leader among global investment managers specializing in alternative investments. Oaktree emphasizes an opportunistic, value-oriented and risk-controlled approach to investments in credit, private equity, real assets and listed equities. Funds managed by Oaktree (the “Oaktree funds”) include commingled funds, separate accounts, collateralized loan obligation vehicles (“CLOs”) and business development companies (“BDCs”). Commingled funds include open-end and closed-end limited partnerships in which Oaktree makes an investment and for which it serves as the general partner. CLOs are structured finance vehicles in which Oaktree typically makes an investment and for which it serves as collateral manager.
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
The Company’s current ownership and operational structure were the results of certain mergers with affiliates of Brookfield Corporation (formerly known as Brookfield Asset Management, Inc.) (“Brookfield”) completed on September 30, 2019 (the “Mergers”) and subsequent restructurings completed on October 1, 2019 in connection with the Mergers (the “2019 Restructuring”) and on November 30, 2022 (“Effective Date”) in connection with an internal Oaktree reorganization to facilitate the separation of Brookfield’s capital business and asset management business (the “2022 Restructuring”). See Part I, Item I included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”) on March 2, 2020 for more information regarding the Mergers and the 2019 Restructuring. See Item 1.01 of the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2022 for more information about the 2022 Restructuring.
The Oaktree business is conducted through a group of six operating entities collectively referred to as the “Oaktree Operating Group.” The Oaktree Operating Group consists of: (i) Oaktree Capital I, L.P. (“Oaktree Capital I”), which acts as or controls the general partner of certain Oaktree funds and which holds a majority of Oaktree’s investments in its funds; (ii) Oaktree Capital II, L.P. (“Oaktree Capital II”), a series limited partnership which acts as or controls the general partner of certain Oaktree funds and which includes Oaktree’s investments in certain funds and other businesses, including Oaktree’s investment in DoubleLine Capital, L.P., (iii) Oaktree Capital Management, L.P. (“OCM”), the entity that serves as the U.S. registered investment adviser to most of the Oaktree funds, (iv) Oaktree Capital Management (Cayman), L.P. (“OCM Cayman”), which represents Oaktree’s non-U.S. fee business; (v) Oaktree Investment Holdings, L.P. (“Oaktree Investment Holdings”), which holds certain corporate investments in other entities and (vi) Oaktree AIF Investments, L.P. (“Oaktree AIF”), which primarily holds interests in certain Oaktree fund investments for regulatory and structuring purposes.
From the date of the 2019 Restructuring until the date of the 2022 Restructuring, the Company’s operations were conducted through indirect economic interests in only two of these six Oaktree Operating Group entities, specifically Oaktree Capital I and OCM Cayman. As a result of the 2022 Restructuring, however, the Company (i) distributed all of its interests in the economic shares of Oaktree Holdings, Ltd., the parent entity of OCM Cayman, to

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2022
($ in thousands, except where noted)

its sole Class A unitholder and (ii) transferred all of its interests in the voting shares of Oaktree Holdings, Ltd. to Atlas OCM Holdings, LLC which is a non-subsidiary affiliate of the Company. Accordingly, subsequent to the 2022 Restructuring the Company’s operations are now conducted through an indirect economic interest in only one of the Oaktree Operating Group entities, specifically Oaktree Capital I, and because the Company no longer controls or has an economic interest in OCM Cayman, OCM Cayman was deconsolidated as of the Effective Date of the 2022 Restructuring. Additionally, the Company concluded that it is no longer the primary beneficiary for CLOs as their direct ownership interests are held by OCM Cayman.
Subsequent to the 2022 Restructuring the Company operates its business, in part, with service or subadvisory agreements that cover investment management and other supporting services either provided to, or provided by, OCM, OCM Cayman or their respective subsidiaries acting in their respective capacities as the investment manager of Oaktree funds. Prior to the 2022 Restructuring, the Company’s employees directly provided investment management and administrative support for its non-U.S. fee-based operations, while providing investment management, marketing and administrative services to OCM. The Company received fees from OCM for providing these services and paid fees to OCM based on the cost of administrative services it provides to the Company, including portions of certain of the Company’s executive officers’ compensation. Subsequent to the 2022 Restructuring, the Company will no longer receive such fee-based income from OCM but will continue to pay fees to OCM for services it provides to the Company.
Subsequent to the 2022 Restructuring, the Company’s revenue will continue to include the incentive income generated by certain funds that OCM manages of which the Company acts as general partners and the investment income earned from the investments the Company makes in Oaktree funds, third-party funds and other companies. Investment income generally reflects the investment return on a mark-to-market basis and the Company’s equity participation on the amounts that it invests in Oaktree and third-party funds.
OCM, an affiliate of the Company, provides certain administrative and other services relating to the operations of the Company’s business pursuant to a Services Agreement between the Company and OCM (as amended from time to time, the “Services Agreement”).
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
The deconsolidation of Cayman due to the 2022 Restructuring resulted in decreases in total assets of $10.0 billion, total liabilities of $9.5 billion, total unitholders capital of $468.0 million and total non-controlling redeemable interests in consolidated funds of $2.6 million.
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
December 31, 2022
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
As a result of the 2022 Restructuring, the Company no longer controls OCM Cayman and therefore OCM Cayman was deconsolidated as of the Effective Date. Additionally, the Company concluded that it was no longer the primary beneficiary for CLOs as their direct ownership interests are held by OCM Cayman.
Certain entities in which the Company has the ability to exert significant influence, including unconsolidated Oaktree funds for which the Company acts as general partner, are accounted for under the equity method of accounting.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2022
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
December 31, 2022
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
December 31, 2022
($ in thousands, except where noted)

consolidated funds’ investments in the condensed consolidated statements of operations. Please see notes 6 and 8 for more information.
Subsequent to the 2022 Restructuring, the Company no longer consolidates the assets and liabilities of the CLOs as their direct ownership interests are held by OCM Cayman.
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
Subsequent to the 2022 Restructuring, the Company deconsolidated OCM Cayman which included the Company’s foreign subsidiaries with non-U.S. dollar functional currencies.
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
December 31, 2022
($ in thousands, except where noted)

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
All of the Company’s lease contracts are obligations of OCM Cayman or its subsidiaries, and therefore, subsequent to the 2022 Restructuring, the Company no longer incurs lease associated costs and right-of-use assets and operating lease liabilities are no longer reflected on the statement of financial condition as of December 31, 2022.
Cash and Cash-equivalents
Cash and cash-equivalents include demand deposit accounts, money market funds and other short-term investments with maturities of three months or less at the date of acquisition.
At December 31, 2022 and 2021, the Company had cash balances with financial institutions in excess of Federal Deposit Insurance Corporation insured limits. The Company monitors the credit standing of these financial institutions.
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
All of the Company’s U.S. Treasury and other securities were held at OCM Cayman. Subsequent to the 2022 Restructuring, investments in these securities are no longer reflected on the statement of financial condition as of December 31, 2022.
Corporate Investments
Corporate investments may consist of investments in funds, companies in which the Company does not have a controlling financial interest, equities received as part of our sponsorship of SPACs, and non-investment grade debt securities. Investments for which the Company is deemed to exert significant influence are accounted for under the equity method of accounting and reflect Oaktree’s ownership interest in each fund or company. In the case of investments for which the Company is not deemed to exert significant influence or control, the fair value option of accounting has been elected. Investment income represents the Company’s pro-rata share of income or loss from these funds or companies, or the change in fair value of the investment, as applicable. Oaktree’s general partnership interests are substantially illiquid. While investments in funds reflect each respective fund’s holdings at fair value, equity-method investments in companies are not adjusted to reflect the fair value of the underlying company. The fair value of the underlying investments in Oaktree funds is based on the Company’s assessment, which takes into account expected cash flows, earnings multiples and/or comparisons to similar market

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2022
($ in thousands, except where noted)

transactions, among other factors. Valuation adjustments reflecting consideration of credit quality, concentration risk, sales restrictions and other liquidity factors are integral to valuing these instruments.
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
Management Fees
Management fees are recognized over the period in which the investment management services are performed because customers simultaneously consume and receive benefits that are satisfied over time. The contractual terms of management fees generally vary by fund structure. For closed-end funds, the management fee rate is generally applied against committed capital, contributed capital, or cost basis during the fund’s investment period and the lesser of aggregate contributed capital or cost basis of assets in the liquidation period. For closed-end funds that pay management fees based on committed capital, Oaktree may elect to delay the start of the fund’s investment period and thus its full management fees, in which case it earns management fees based on contributed capital, until the Company elects to start the fund’s investment period. The Company’s right to receive management fees typically ends after 10 or 11 years from either the initial closing date or the start of the investment period, even if assets remain in the fund. In the case of CLOs, the management fee is based on the aggregate par value of collateral assets and principal cash, as defined in the applicable CLO indentures, and a portion of the management fees is dependent on the sufficiency of the particular vehicle’s cash flow. For open-end and evergreen funds, the management fee is generally based on the NAV of the fund. For the BDCs, the management fee is based on gross assets (including assets acquired with leverage), net of cash or net assets. In the case of certain open-end fund accounts, the Company has the potential to earn performance-based fees, typically in reference to a relevant benchmark index or hurdle rate, which are classified as management fees. The Company also earns quarterly incentive fees on the investment income from certain evergreen funds, such as the BDCs and other fund accounts, which are generally recurring in nature and reflected as management fees.
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

The Company’s management fees consist primarily of fees earned from funds managed by OCM Cayman and sub-advisory fees for services provided to OCM. The Company’s revenue recognition for sub-advisory fees is substantially similar to revenue recognition for management fees.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2022
($ in thousands, except where noted)

Subsequent to the 2022 Restructuring, the Company no longer earns management fees as a result of the deconsolidation of OCM Cayman.
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
The Company may earn incentive income upon deconsolidation of a SPAC arising from the completion of a merger with an identified target. Upon deconsolidation, the Company will derecognize the net assets of the entity and record any gain or loss related to the remeasurement of its investments to fair value as incentive income in its consolidated statements of operations. Subsequent fair value changes in the Company’s investments held in the entity will be recorded in investment income in its consolidated statements of operations. For the year ended December 31, 2022, the Company recorded $52.6 million of incentive income primarily related to the deconsolidation of a SPAC.
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

Subsequent to the 2022 Restructuring, the Company no longer incurs compensation and benefits expense due to the deconsolidation of OCM Cayman.
Equity-based Compensation
Equity-based compensation expense reflects the non-cash charge associated with grants of Converted OCGH units, OEP units, deferred equity units and other performance-based units.
Equity-based awards that do not require future service (i.e., awards vested at grant) are expensed immediately. Equity-based awards that require future service are expensed on a straight-line basis over the

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2022
($ in thousands, except where noted)

requisite service period. Cash-settled equity-based awards are classified as liabilities and are remeasured at the end of each reporting period.
With respect to forfeitures, the Company made an accounting policy election to account for forfeitures when they occur. Accordingly, no forfeitures have been assumed in the calculation of compensation expense.
Subsequent to the 2022 Restructuring, the Company no longer incurs equity-based compensation expense due to the deconsolidation of OCM Cayman.
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
In connection with the 2022 Restructuring, the Company deconsolidated OCM Cayman which held furniture and equipment, capitalized software and office leasehold improvements and therefore, these assets are no longer reflected on the statement of financial condition as of December 31, 2022.
Other Income (Expense), Net
Other income (expense), net represents non-operating income or expense items.
Income Taxes
The Company is a publicly traded partnership. Because it satisfies the qualifying income test, it is not required to be treated as a corporation for U.S. federal and state income tax purposes; rather it is taxed as a partnership. As a result of the 2019 Restructuring, the Company held interests in Oaktree Capital I (a non-corporate

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2022
($ in thousands, except where noted)

entity that is not subject to U.S. federal corporate income tax) and OCM Cayman (which holds subsidiaries that are taxable in non-U.S. jurisdictions).

Subsequent to the 2022 Restructuring, however, the Company no longer includes OCM Cayman as a part of its balance sheet consolidation. All tax balances related to OCM Cayman were therefore deconsolidated as of the Effective Date of the 2022 Restructuring.
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
Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting unitholders’ capital that are excluded from net income (loss). Prior to the 2022 Restructuring, other gains and losses result from foreign-currency translation adjustments, net of tax. Such adjustments are no longer incurred subsequent to the 2022 Restructuring.
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
December 31, 2022
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
As a result of the 2022 Restructuring, the Company no longer directly controls OCM Cayman and therefore OCM Cayman was deconsolidated as of the Effective Date. Additionally, the Company concluded that it was no longer the primary beneficiary for CLOs as their direct ownership interests are held by OCM Cayman.
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
December 31, 2022
($ in thousands, except where noted)

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
December 31, 2022
($ in thousands, except where noted)

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
December 31, 2022
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
Recent Accounting Developments
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The amendments in this update clarify the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual sale restrictions and introduce new disclosure requirements related to such equity securities. The amendments are effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In March 2020, the Financial Accounting Standards Board (“FASB”) issued guidance which provides temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance is effective upon issuance and generally may be elected over time through December 31, 2024. The Company has not adopted any of the optional expedients or exceptions through December 31, 2022, but will continue to evaluate the possible adoption (including potential impact) of any such expedients or exceptions during the effective period as circumstances evolve.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2022
($ in thousands, except where noted)

3. REVENUES
The Company provides investment management services to funds and separate accounts. The Company earns revenues from the management fees and incentive income generated by the funds that it manages. Additionally, for acting as a sub-investment manager, or sub-advisor, to certain Oaktree funds, the Company earns sub-advisory fees. Under certain subsidiary services agreements the Company provides certain investment and marketing related services to Oaktree affiliated entities. As a result of the 2022 Restructuring, management fees and sub-advisory fees are no longer earned by the Company due to the deconsolidation of OCM Cayman. Revenues are affected by economic factors related to the asset class composition of the holdings and the contractual terms such as the basis for calculating the management fees and investors’ ability to redeem. Revenues by fund structure and sub-advisory fees are set forth below.

	Year Ended December 31,
	2022	2021	2020
Management Fees
Closed-end	$7,947	$4,572	$1,982
Open-end	4,254	6,124	9,262
Sub-advisory fees	211,940	224,090	174,483
Total	$224,141	$234,786	$185,727

Incentive Income
Closed-end	$261,226	$1,156,472	$218,660
Evergreen	7,226	63,152	24,677
Total	$268,452	$1,219,624	$243,337
Contract Balances
Prior to the 2022 Restructuring, the Company received management fees monthly or quarterly in accordance with its contracts with customers. Incentive income is received generally after all contributed capital and the preferred return on that capital have been distributed to the fund’s investors. Contract assets relate to the Company’s conditional right to receive payment for its performance completed under the contract. Receivables are recorded when the right to consideration becomes unconditional (i.e., only requires the passage of time). Contract liabilities (i.e., deferred revenues) relate to payments received in advance of performance under the contract. Contract liabilities are recognized as revenues when the Company provides investment management services.
The table below sets forth contract balances for the periods indicated:

	As of December 31,
	2022	2021

Receivables	$8,471	$138,435
Contract assets (1)	194,707	151,360

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

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2022
($ in thousands, except where noted)

As a result of the 2022 Restructuring, which constitutes a reconsideration event, the Company re-assessed the primary beneficiary determination and concluded that it was no longer the primary beneficiary for CLOs as their direct ownership interests are held by operating group entities no longer controlled directly by the Company.
Consolidated VIEs
As of December 31, 2022, the Company consolidated 9 VIEs that are funds managed by Oaktree for which it was the primary beneficiary. As of December 31, 2021, the Company consolidated 25 VIEs.
As of December 31, 2022, the assets and liabilities of the 9 consolidated VIEs representing funds amounted to $4.2 billion and $1.2 billion. The assets of these consolidated VIEs primarily consisted of investments in debt and equity securities. The assets of these VIEs may be used only to settle obligations of the same VIE. In addition, there is no recourse to the Company for the VIEs’ liabilities. As of December 31, 2022, the Company’s investments in consolidated VIEs had a carrying value of $823.8 million, which represented its maximum risk of loss as of that date.
In exchange for managing either the funds’ or CLOs’ collateral, OCM Cayman typically earns management fees and may earn performance fees, all of which are eliminated in consolidation. Subsequent to the 2022 Restructuring, the Company no longer earns management fees or performance fees. The Company’s investments in CLOs are generally subordinated to other interests in the CLOs and entitle the Company to receive a pro-rata portion of the residual cash flows, if any, from the CLOs. Subsequent to the 2022 Restructuring, OCM Cayman’s investments in CLOs are no longer consolidated by the Company.
Unconsolidated VIEs
The Company holds variable interests in certain VIEs in the form of direct equity interests that are not consolidated because it is not the primary beneficiary, inasmuch as its fee arrangements are considered at-market and it does not hold interests in those entities that are considered more than insignificant.
The carrying value of the Company’s investments in VIEs that were not consolidated are shown below.

	As of December 31,
	2022	2021

Corporate investments	$976,569	$895,116
Due from affiliates	200,498	188,237
Maximum exposure to loss	$1,177,067	$1,083,353

5. INVESTMENTS
Corporate Investments
Corporate investments consisted of the following:

	As of December 31,
Corporate Investments	2022	2021
Equity-method investments:
Funds	$1,082,069	$915,185
Companies	1,276	36,225
Other investments, at fair value	108,159	71,154
Total corporate investments	$1,191,504	$1,022,564

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2022
($ in thousands, except where noted)

The components of investment income are set forth below:

	Year Ended December 31,
Investment Income (Loss)	2022	2021	2020
Equity-method investments:
Funds	$54,345	$203,142	$117,866
Companies	(10,305)	9,086	1,008
Other investments, at fair value	7,225	(9,187)	(15,046)
Total investment income	$51,265	$203,041	$103,828
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
Each reporting period, the Company evaluates each of its equity-method investments to determine if any are considered significant, as defined by the SEC. As of December 31, 2022 and 2021, or for the years ended December 31, 2022, 2021 and 2020, no individual equity-method investment met the significance criteria.
Summarized financial information of the Company’s equity-method investments is set forth below:

	As of December 31,
Statements of Financial Condition	2022	2021
Assets:
Cash and cash-equivalents	$3,056,609	$4,116,251
Investments, at fair value	59,861,879	52,629,756
Other assets	1,555,704	1,216,301
Total assets	$64,474,192	$57,962,308
Liabilities and Capital:
Debt obligations	$3,165,317	$3,477,050
Other liabilities	8,565,763	8,112,941
Total liabilities	11,731,080	11,589,991
Total capital	52,743,112	46,372,317
Total liabilities and capital	$64,474,192	$57,962,308

	Year Ended December 31,
	2022	2021	2020
Statements of Operations
Revenues / investment income	$3,460,281	$1,932,884	$5,061,676
Interest expense	(378,567)	(184,829)	(341,823)
Other expenses	(905,289)	(795,570)	(1,607,354)
Net realized and unrealized gain on investments	2,612,383	10,242,513	7,202,148
Net income	$4,788,808	$11,194,998	$10,314,647

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2022
($ in thousands, except where noted)

Other Investments, at Fair Value
Other investments, at fair value primarily consist of: (a) equities received as part of our sponsorship of SPACs, (b) investments in certain Oaktree and non-Oaktree funds, (c) non-investment grade debt securities, and (d) derivatives utilized to hedge the Company’s exposure to investment income earned from its funds.
The following table summarizes net gains (losses) attributable to the Company’s other investments:

	Year Ended December 31,
	2022	2021	2020

Realized gain	$4,072	$9,306	$8,946
Net change in unrealized gain (loss)	3,153	(18,493)	(23,992)
Total gain (loss)	$7,225	$(9,187)	$(15,046)

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2022
($ in thousands, except where noted)

Investments of Consolidated Funds
Investments, at Fair Value
Investments held and securities sold short by the consolidated funds are summarized below:

	Fair Value as of December 31,		Fair Value as a Percentage of Investments of Consolidated Funds as of December 31,
Investments	2022	2021	2022	2021
United States:
Debt securities:
Communication services	$100,995	$635,930	2.6%	5.6%
Consumer discretionary	127,170	665,405	3.3	5.8
Consumer staples	23,542	190,391	0.6	1.7
Energy	79,573	354,585	2.0	3.1
Financials	217,878	463,412	5.6	4.0
Health care	111,005	459,713	2.8	4.0
Industrials	206,479	891,850	5.3	7.8
Information technology	136,714	685,959	3.5	6.0
Materials	118,578	436,434	3.0	3.8
Real estate	182,643	202,131	4.7	1.8
Utilities	11,850	305,220	0.3	2.7
Other	1,890	10,683	0.0	0.1
Total debt securities (cost: $1,437,262 and $5,303,858 as of December 31, 2022 and 2021, respectively)	1,318,317	5,301,713	33.7	46.3
Equity securities:
Communication services	64,621	54,635	1.7	0.5
Consumer discretionary	133,104	126,978	3.4	1.1
Energy	482,984	369,912	12.4	3.2
Financials	181,980	151,501	4.7	1.3
Health care	26,191	33,475	0.7	0.3
Industrials	308,514	246,856	7.9	2.2
Information technology	14,107	—	0.4	—
Materials	899	82,273	0.0	0.7
Utilities	98,335	81,989	2.5	0.7
Total equity securities (cost: $1,000,922 and $1,086,667 as of December 31, 2022 and 2021, respectively)	1,310,735	1,147,619	33.5	10.0
Real estate:
Real estate	1,796	—	—	—
Total real estate securities (cost: $1,797 and $0 as of December 31, 2022 and 2021, respectively)	1,796	—	—	—

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2022
($ in thousands, except where noted)

	Fair Value as of December 31,		Fair Value as a Percentage of Investments of Consolidated Funds as of December 31,
Investments	2022	2021	2022	2021
Europe:
Debt securities:
Communication services	$103,068	$756,728	2.7%	6.6%
Consumer discretionary	13,997	915,535	0.4	8.0
Consumer staples	8,024	206,590	0.2	1.8
Energy	1,097	1,251	0.0	0.0
Financials	35,091	98,126	0.9	0.9
Health care	8,178	751,936	0.2	6.6
Industrials	12,384	656,033	0.3	5.7
Information technology	4,583	383,041	0.1	3.3
Materials	10,920	466,181	0.3	4.1
Real estate	12,888	34,116	0.3	0.3
Utilities	5,102	1,777	0.1	0.0
Other	2,484	15,049	0.1	0.1
Total debt securities (cost: $230,090 and $4,289,708 as of December 31, 2022 and 2021, respectively)	217,816	4,286,363	5.6	37.4
Equity securities:
Consumer discretionary	130,868	102,919	3.3	0.9
Financials	31,701	19,987	0.8	0.2
Health care	9	—	0.0	—
Industrials	53,790	27,475	1.4	0.2
Materials	24,282	—	0.6	—
Real estate	25,622	—	0.7%	—
Total equity securities (cost: $241,129 and $119,114 as of December 31, 2022 and 2021, respectively)	266,272	150,381	6.8	1.3
Real estate:
Real estate	72,675	33,834	1.9	0.3
Total real estate securities (cost: $69,100 and $34,927 as of December 31, 2022 and 2021, respectively)	72,675	33,834	1.9	0.3
Asia and other:
Debt securities:
Communication services	5,419	6,087	0.1	0.1
Consumer discretionary	5,641	71,082	0.2	0.6
Consumer staples	19,125	13,378	0.5	0.1
Energy	9,163	24,325	0.2	0.2
Financials	8,344	14,739	0.2	0.1
Health care	2,837	4,084	0.1	0.0
Industrials	3,754	7,084	0.1	0.1
Information technology	695	714	0.0	0.0
Materials	113,784	121,151	2.9	1.1
Real estate	328,343	131,155	8.4	1.1
Utilities	5,602	3,743	0.2	0.0
Other	59,998	9,482	1.5	0.1
Total debt securities (cost: $581,467 and $417,825 as of December 31, 2022 and 2021, respectively)	562,705	407,024	14.4	3.6

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2022
($ in thousands, except where noted)

	Fair Value as of December 31,		Fair Value as a Percentage of Investments of Consolidated Funds as of December 31,
Investments	2022	2021	2022	2021
Asia and other:
Equity securities:
Consumer discretionary	$—	$1,057	—%	0.0%
Energy	7,581	8,332	0.2	0.1
Industrials	113,270	81,782	2.9	0.7
Real estate	32,916	38,614	0.8	0.3
Utilities	4,530	176	0.1	0.0
Total equity securities (cost: $722,128 and $120,308 as of December 31, 2022 and 2021, respectively)	158,297	129,961	4.0	1.1

Total debt securities	2,098,838	9,995,100	53.7	87.2
Total equity securities	1,735,304	1,427,961	44.4	12.5
Total real estate	74,471	33,834	1.9	0.3
Total investments, at fair value	$3,908,613	$11,456,895	100.0%	100.0%
As of December 31, 2022 and 2021, no single issuer or investment had a fair value that exceeded 5% of Oaktree’s total consolidated net assets.
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
The following table summarizes net gains (losses) from investment activities:

	Year Ended December 31,
	2022		2021		2020
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments
Investments and other financial instruments	$4,103	$99,199	$25,599	$135,306	$(8,926)	$(137,882)
CLO liabilities (1)	(30,033)	(99,550)	(6,951)	(14,370)	(85,592)	(21,971)
Foreign-currency forward contracts (2)	43,145	(10,777)	6,232	4,477	(11,184)	(23,813)
Total-return and interest-rate swaps (2)	975	284	(92)	(57)	(148)	(69)
Options and futures (2)	13,322	(223)	(2,550)	(3,697)	(107)	(112)
Commodity swaps (2)	(44,626)	(3,956)	—	—	—	—
Warrants (2)	—	—	—	858	—	—
Total	$(13,114)	$(15,023)	$22,238	$122,517	$(105,957)	$(183,847)

(1)    Represents the net change in the fair value of CLO liabilities based on the more observable fair value of CLO assets, as measured under the CLO measurement guidance. Please see note 2 for more information. Subsequent to the 2022 Restructuring, the assets and liabilities of the CLOs are no longer consolidated by the Company.
(2)    Please see note 7 for additional information.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2022
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

	As of December 31, 2022				As of December 31, 2021
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
U.S. Treasury and other securities (1)	$—	$—	$—	$—	$2,086	$—	$—	$2,086
Corporate investments	109,078	1,172	8,470	118,720	62,124	7,316	1,714	71,154
Foreign-currency forward contracts included in corporate investments	—	1,279	—	1,279	—	6,414	—	6,414
Foreign-currency forward contracts included in other assets	—	12,061	—	12,061	—	4,799	—	4,799
Total assets	$109,078	$14,512	$8,470	$132,060	$64,210	$18,529	$1,714	$84,453

Liabilities
Foreign-currency forward contracts included in corporate investments	$—	$(11,840)	$—	$(11,840)	$—	$—	$—	$—
Foreign-currency forward contracts included in other liabilities	—	—	—	—	—	(536)	—	(536)
Total liabilities	$—	$(11,840)	$—	$(11,840)	$—	$(536)	$—	$(536)

(1)    For U.S. Treasury securities the carrying value approximates fair value due to their short-term nature and are classified as Level I investments within the fair value hierarchy detailed above.
The table below sets forth a summary of changes in the fair value of Level III financial instruments:

	Year Ended December 31,
	2022	2021
	Corporate Investments	Corporate Investments
Corporate Investments:
Beginning balance	$1,714	$27,045
Contributions or additions	7,863	—
Distributions	(1,590)	(485)
Transfers into Level III	—	2,101
Transfers out of Level III	—	(27,045)
Net gain included in earnings	483	98
Ending balance	$8,470	$1,714

Net change in unrealized gains (losses) attributable to financial instruments still held at end of period	$408	$(189)

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2022
($ in thousands, except where noted)

The Company’s Level III financial instrument held as of December 31, 2022 consists of sponsor earn-out shares received in connection with the deconsolidation of a SPAC during the second quarter of 2022.
The table below sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the Company’s Level III financial instruments at December 31, 2022:

	Fair Value as of		Significant Unobservable Input
Financial Instrument	December 31, 2022	Valuation Technique		Input Value

Sponsor earn-out shares	$8,470	Black-Scholes option pricing model	Volatility	55%
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

	As of December 31, 2022				As of December 31, 2021
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Investments:
Corporate debt – bank debt	$—	$411,997	$702,497	$1,114,494	$—	$7,867,741	$597,188	$8,464,929
Corporate debt – all other	—	764,841	219,503	984,344	—	1,300,595	229,576	1,530,171
Equities – common stock	226,862	34,389	777,198	1,038,449	206,133	76,751	581,748	864,632
Equities – preferred stock	80,251	—	616,604	696,855	77,299	—	486,030	563,329
Real estate	—	—	74,471	74,471	—	—	33,834	33,834
Total investments	307,113	1,211,227	2,390,273	3,908,613	283,432	9,245,087	1,928,376	11,456,895
Derivatives:
Foreign-currency forward contracts	—	9,758	—	9,758	—	5,062	—	5,062
Swaps	—	700	—	700	—	1,162	—	1,162
Options and futures	279	—	—	279	509	—	—	509
Total derivatives (1)	279	10,458	—	10,737	509	6,224	—	6,733
Total assets	$307,392	$1,221,685	$2,390,273	$3,919,350	$283,941	$9,251,311	$1,928,376	$11,463,628

Liabilities
CLO debt obligations:
Senior secured notes	$—	$—	$—	$—	$—	$(7,472,521)	$—	$(7,472,521)
Subordinated notes	—	—	—	—	—	(333,742)	—	(333,742)
Total CLO debt obligations (2)	—	—	—	—	—	(7,806,263)	—	(7,806,263)
Derivatives:
Foreign-currency forward contracts	—	(16,356)	—	(16,356)	—	(886)	—	(886)
Swaps	(7,666)	—	—	(7,666)	(4,100)	(235)	—	(4,335)
Warrants	—	—	—	—	—	(6,626)	—	(6,626)
Total derivatives (3)	(7,666)	(16,356)	—	(24,022)	(4,100)	(7,747)	—	(11,847)
Total liabilities	$(7,666)	$(16,356)	$—	$(24,022)	$(4,100)	$(7,814,010)	$—	$(7,818,110)

(1)    Amounts are included in other assets under “assets of consolidated funds” in the consolidated statements of financial condition.
(2)    The fair value of CLO liabilities is classified based on the more observable fair value of CLO assets. Please see notes 2 and 10 for more information. Subsequent to the 2022 Restructuring, the assets and liabilities of the CLOs are no longer consolidated by the Company.
(3)    Amounts are included in accounts payable, accrued expenses and other liabilities under “liabilities of consolidated funds” in the consolidated statements of financial condition.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2022
($ in thousands, except where noted)

The following tables set forth a summary of changes in the fair value of Level III investments:

	Corporate Debt – Bank Debt	Corporate Debt – All Other	Equities – Common Stock	Equities – Preferred Stock	Real Estate	Total
2022
Beginning balance	$597,188	$229,576	$581,748	$486,030	$33,834	$1,928,376
Deconsolidation of funds	(196,906)	—	(964)	(16)	—	(197,886)
Transfers into Level III	116,213	10,548	—	—	—	126,761
Transfers out of Level III	(53,653)	(9,935)	(122)	—	—	(63,710)
Purchases	518,173	16,116	259,004	234,652	36,782	1,064,727
Sales	(296,175)	(25,501)	(193,950)	(110,612)	—	(626,238)
Realized gain (loss), net	(2,501)	(1,692)	(92,514)	2,299	(813)	(95,221)
Unrealized appreciation (depreciation), net	20,158	391	223,996	4,251	4,668	253,464
Ending balance	$702,497	$219,503	$777,198	$616,604	$74,471	$2,390,273
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$18,104	$395	$93,676	$4,357	$4,670	$121,202

2021
Beginning balance	$255,282	$79,085	$187,370	$23,219	$—	$544,956
Deconsolidation of funds	(3,065)	(12,598)	—	—	—	(15,663)
Transfers into Level III	69,877	2,960	209	—	—	73,046
Transfers out of Level III	(96,862)	(26,215)	—	(32,190)	—	(155,267)
Purchases	531,414	185,404	536,239	463,529	57,732	1,774,318
Sales	(150,525)	(4,919)	(105,609)	(17,771)	(22,233)	(301,057)
Realized loss, net	4,222	450	(8,948)	3,122	(572)	(1,726)
Unrealized depreciation, net	(13,155)	5,409	(27,513)	46,121	(1,093)	9,769
Ending balance	$597,188	$229,576	$581,748	$486,030	$33,834	$1,928,376
Net change in unrealized depreciation attributable to assets still held at end of period	$(13,869)	$4,956	$37,345	$46,122	$(1,091)	$73,463
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

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2022
($ in thousands, except where noted)

The following table sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the consolidated funds’ Level III investments as of December 31, 2022:

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (1)(2)	Range	Weighted Average (3)

Credit-oriented investments:
Consumer discretionary:	$43,934	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	293	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	16,062	Discounted cash flow (6)	Discount rate	12% – 15%	14%
Communication services:	67,500	Discounted cash flow (6)	Discount rate	12% – 13%	13%
Energy:	32,765	Discounted cash flow (6)	Discount rate	13% – 21%	18%
	2,676	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Financials:	66,204	Discounted cash flow (6)	Discount rate	12% – 19%	15%
	12,880	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	6,143	Market approach (comparable companies)	Multiple of underlying assets (9)	0.9x – 1.0x	1.0x
Industrials:	9,875	Discounted cash flow (6)	Discount rate	12% – 15%	14%
	35,124	Market approach (comparable companies)	Multiple of underlying assets (9)	0.9x – 1.0x	1.0x
	4,527	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
Materials:	197,427	Discounted cash flow (6)	Discount rate	10% – 14%	12%
Real estate:	32,173	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	3,643	Discounted cash flow (6)	Discount rate	9% – 9%	9%
	35,525	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	302,179	Market approach (comparable companies)	Multiple of underlying assets (9)	0.76x – 1.00x	0.95x
Other:	(1,137)	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	22,732	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	31,474	Discounted cash flow (6)	Discount rate	10% – 18%	14%
Equity investments:
	74,329	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	582,299	Market approach (comparable companies)	Multiple of underlying assets (9)	0.9x – 1.1x	1.0x
	336,831	Market approach (comparable companies) (7)	Earnings multiple (10)	5x – 20x	9x
	214,172	Discounted cash flow (6)	Discount rate	12% – 21%	19%
	83,644	Market approach (comparable companies) (7)	Revenue multiple (8)	1x – 2x	1.81x
	27,347	Discounted cash flow (6) / market approach (comparable companies) (7)	Discount rate	14% – 14%	14%
	75,181	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Real estate-oriented:
	7,695	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	66,776	Discounted cash flow (6)	Discount rate	14% – 25%	18%
Total Level III investments	$2,390,273

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2022
($ in thousands, except where noted)

The following table sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the consolidated funds’ Level III investments as of December 31, 2021:

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (1)(2)	Range	Weighted Average (3)
Credit-oriented investments:
Consumer Discretionary:	$20,954	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	12,677	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	6,864	Discounted cash flow (6)	Discount rate	9% – 11%	10%
Communication Services:	60,384	Market approach (comparable companies)	Revenue multiple (8)	2x – 4x	3x
	38,352	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	3,402	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
Energy:	51,012	Discounted cash flow (6)	Discount rate	12% – 13%	12%
	33,987	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	13,640	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Financials:	29,519	Discounted cash flow (6)	Discount rate	10% – 12%	11%
	23,129	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	13,187	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
Industrials	87,727	Discounted cash flow (6)	Discount rate	8% – 13%	10%
	1,852	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Materials:	136,117	Discounted cash flow (6)	Discount rate	8% – 14%	9%
	24,420	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	6,674	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Real estate:	76,503	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	60,643	Market approach (comparable companies)	Multiple of underlying assets (9)	0.7x – 0.9x	0.8x
	27,235	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Other:	78,631	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	11,425	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	8,430	Market approach (comparable companies)	Multiple of underlying assets (9)	0.9x – 1.1x	1.0x
Equity investments:
	411,574	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	364,851	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	0.9x – 1.0x	1.0x
	110,973	Market approach (comparable companies) (7)	Earnings multiple (10)	6x – 16x	11x
	83,999	Discounted cash flow (6)	Discount rate	7% – 16%	16%
	59,805	Market approach (comparable companies) (7)	Revenue multiple (8)	3x – 11x	9x
	36,576	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Real estate-oriented:
	18,526	Recent transaction price (4)	Not Applicable	Not applicable	Not applicable
	15,308	Discounted cash flow (6)	Discount rate	24% – 26%	25%
Total Level III investments	$1,928,376

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
December 31, 2022
($ in thousands, except where noted)

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
During the year ended December 31, 2022 and 2021, there were no changes in the valuation techniques for Level III securities.
7. DERIVATIVES AND HEDGING
The fair value of freestanding derivatives consisted of the following:

	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
As of December 31, 2022
Foreign-currency forward contracts	$221,836	$13,340	$(200,319)	$(11,840)

As of December 31, 2021
Foreign-currency forward contracts	$324,322	$11,213	$(24,735)	$(536)
Realized and unrealized gains and losses arising from freestanding derivatives were recorded in the consolidated statements of operations as follows:

	Year Ended December 31,
	2022	2021	2020

Investment income (loss)	$16,259	$15,924	$(13,045)
General and administrative expense (1)	7,817	7,866	(9,315)
Total gain (loss)	$24,076	$23,790	$(22,360)

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

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2022
($ in thousands, except where noted)

There were no derivatives outstanding that were designated as hedging instruments for accounting purposes as of December 31, 2022 and 2021.
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
The fair value of derivatives held by the consolidated funds consisted of the following:

	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
As of December 31, 2022
Foreign-currency forward contracts	$427,141	$9,758	$(52,531)	$(16,356)
Total-return and interest-rate swaps	12,604	700	(3,182)	(7,666)
Options and futures	378,042	279	(125,283)	—
Total	$817,787	$10,737	$(180,996)	$(24,022)

As of December 31, 2021
Foreign-currency forward contracts	$210,868	$5,062	$(24,845)	$(886)
Total-return and interest-rate swaps	13,727	1,162	(27,254)	(4,335)
Options and futures	213,575	509	—	—
Warrants	—	—	—	(6,626)
Total	$438,170	$6,733	$(52,099)	$(11,847)

The impact of derivatives held by the consolidated funds in the consolidated statements of operations was as follows:

	Year Ended December 31,
	2022		2021		2020
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments
Foreign-currency forward contracts	$43,145	$(10,777)	$6,232	$4,477	$(11,184)	$(23,813)
Total-return and interest-rate and credit default swaps	975	284	(92)	(57)	(148)	(69)
Options and futures	13,322	(223)	(2,550)	(3,697)	(107)	(112)
Warrants	—	—	—	858	—	—
Commodity swaps	(44,626)	(3,956)	—	—	—	—
Total	$12,816	$(14,672)	$3,590	$1,581	$(11,439)	$(23,994)

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2022
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

	Gross Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of December 31, 2022		Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Foreign-currency forward contracts	$13,340	$1,279	$—	$12,061
Derivative assets of consolidated funds:
Foreign-currency forward contracts	9,758	—	—	9,758
Total-return and interest-rate and credit default swaps	700	—	—	700
Options and futures	279	—	—	279
Subtotal	10,737	—	—	10,737
Total	$24,077	$1,279	$—	$22,798

Derivative Liabilities:
Foreign-currency forward contracts	$(11,840)	$(1,279)	$—	$(10,561)
Derivative liabilities of consolidated funds:
Foreign-currency forward contracts	(16,356)	—	—	(16,356)
Total-return and interest-rate and credit default swaps	(7,666)	—	—	(7,666)
Subtotal	(24,022)	—	—	(24,022)
Total	$(35,862)	$(1,279)	$—	$(34,583)

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2022
($ in thousands, except where noted)

	Gross Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of December 31, 2021		Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Foreign-currency forward contracts	$11,213	$404	$—	$10,809
Derivative assets of consolidated funds:
Foreign-currency forward contracts	5,062	—	—	5,062
Total-return and interest-rate swaps	1,162	—	—	1,162
Options and futures	509	—	—	509
Subtotal	6,733	—	—	6,733
Total	$17,946	$404	$—	$17,542

Derivative Liabilities:
Foreign-currency forward contracts	$(536)	$(404)	$—	$(132)
Derivative liabilities of consolidated funds:
Foreign-currency forward contracts	(886)	—	—	(886)
Total-return and interest-rate swaps	(4,335)	—	—	(4,335)
Warrants	(6,626)	—	—	(6,626)
Subtotal	(11,847)	—	—	(11,847)
Total	$(12,383)	$(404)	$—	$(11,979)
8. FIXED ASSETS
In connection with the 2022 Restructuring, the Company deconsolidated OCM Cayman which held all of the Company’s furniture and equipment, capitalized software and office leasehold improvements and therefore, these assets are no longer reflected on the statement of financial condition as of December 31, 2022.
The following table sets forth the Company’s fixed assets and accumulated depreciation:

	As of December 31,
	2022	2021

Furniture, equipment and capitalized software	$—	$10,187
Leasehold improvements	—	27,315
Other	—	965
Fixed assets	—	38,467
Accumulated depreciation	—	(27,036)
Fixed assets, net	$—	$11,431
9. GOODWILL
Goodwill represents the excess of cost over the fair value of identifiable net assets of acquired businesses. Goodwill has an indefinite useful life and is not amortized, but instead is tested for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or circumstances indicate that impairment may have occurred. Goodwill is included in other assets in the consolidated statements of financial position. As of December 31, 2022, the Company determined there was no goodwill impairment.
The carrying value of goodwill was $18.4 million as of December 31, 2022 and 2021, and is included in other assets in the consolidated statements of financial condition.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2022
($ in thousands, except where noted)

10. DEBT OBLIGATIONS AND CREDIT FACILITIES
Oaktree Capital I Debt Obligations
On March 30, 2022, Oaktree Capital I entered into a note and guaranty agreement with certain accredited investors pursuant to which Oaktree Capital I agreed to issue and sell to such investors €50 million of its 2.20% Senior Notes, Series A, due 2032, €75 million of its 2.40% Senior Notes, Series B, due 2034, and €75 million of its 2.58% Senior Notes, Series C, due 2037. These notes are senior unsecured obligations of Oaktree Capital I, a consolidated subsidiary of the Company, and jointly and severally guaranteed by OCM, Oaktree Capital II, L.P. (“Oaktree Capital II”) and Oaktree AIF Investments, L.P. (“Oaktree AIF”). The offering closed on June 8, 2022, and Oaktree Capital I received proceeds of €200 million on the closing date.

	As of
	December 31, 2022	December 31, 2021
Senior unsecured notes
€50,000, 2.20%, issued in June 2022, payable on June 8, 2032	$53,362	$—
€75,000, 2.40%, issued in June 2022, payable on June 8, 2034	80,044	—
€75,000, 2.58%, issued in June 2022, payable on June 8, 2037	80,044	—
Total remaining principal	213,450	—
Less: Debt issuance costs	(1,255)	—
Total debt obligations, net	$212,195	$—
Oaktree Capital I Guaranty Agreements
As of December 31, 2022, OCM, Oaktree Capital I, Oaktree Capital II and Oaktree AIF are co-obligors and jointly and severally liable for all debt obligations listed below, however, debt obligations are reflected in the consolidated financial statements based upon the entity that actually made the borrowing and received the related proceeds. Prior to 2022, OCM had historically been the only direct borrower or issuer under credit agreements and private placement notes with third parties and made all payments of principal and interest. The Company’s financial statements after the 2019 Restructuring generally do not reflect debt obligations, interest expense or related liabilities associated with OCM, Oaktree Capital II and Oaktree AIF. Subsequent to the 2022 Restructuring, the Company’s financial statements no longer reflect debt obligations, interest expense or related liabilities associated with OCM, OCM Cayman, Oaktree Capital II and Oaktree AIF.
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
Oaktree Capital I, along with certain other Oaktree Operating Group members as co-borrowers, are parties to a credit agreement with a subsidiary of Brookfield that provides for a subordinated credit facility maturing on May 19, 2023. The subordinated credit facility has a revolving loan commitment of $250 million and borrowings generally bear interest at a spread to either LIBOR or an alternative base rate. Borrowings on the subordinated credit facility are subordinate to the outstanding debt obligations and borrowings on the primary credit facility of Oaktree Capital I and its co-borrowers. Oaktree Capital I is jointly and severally liable, along with its co-obligors for outstanding borrowings on the subordinated credit facility. The Company’s financial statements generally will not reflect debt obligations, interest expense or related liabilities associated with the subordinated credit facility until such time as Oaktree Capital I directly borrows from it. In March 2022, this credit facility was amended to extend the revolving credit maturity date from May 19, 2023 to September 14, 2026. No amounts were outstanding on the subordinated credit facility as of December 31, 2022.
On November 4, 2021, OCM entered into a note and guaranty agreement with certain accredited investors pursuant to which OCM agreed to issue and sell to such investors $200 million aggregate principal amount of its

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2022
($ in thousands, except where noted)

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
Oaktree’s credit facility was amended on December 13, 2019 to among other things, increase the revolving loan commitment from $500 million to $650 million, provide for the refinancing of the then-outstanding $150 million term loan with revolving loans, extend the maturity date from March 29, 2023 to December 13, 2024, favorably update the commitment fee and interest rate in the corporate ratings-based pricing grid and increase the assets under management covenant threshold from $60 billion to $65 billion. Oaktree’s credit facility was further amended on September 14, 2021 to among other things, (i) extend the maturity date from December 13, 2024 to September 14, 2026, (ii) modify the assets under management covenant threshold from $65 billion of assets under management to $57.5 billion of management-fee generating assets under management and (iii) increase the maximum leverage ratio to 4.00 to 1.00. Oaktree’s credit facility was further amended on December 15, 2022 to among other things, extend the maturity date from September 14, 2026 to December 15, 2027 with the potential to extend the maturity for up to two additional years, and implemented language consistent with U.S. syndicated loan market practice to use an adjusted forward-looking term rate based on the secured overnight financing rate (“SOFR”), as a replacement for the London Interbank Offered Rate. Based on the current credit ratings of OCM, the interest rate on borrowings is the term SOFR reference rate plus 1.10% per annum and the commitment fee on the unused portions of the revolving credit facility is 0.10% per annum. The term SOFR reference rate is determined by the tenor of the borrowings and set by the CME Group Benchmark Administration Limited (CBA). The credit agreement contains customary financial covenants and restrictions, including ones regarding a maximum leverage ratio and a minimum required level of assets under management (as defined in the credit agreement, as amended above). As of December 31, 2022, OCM had no outstanding borrowings under the revolving credit facility.
OCM and the Company were in compliance with all financial maintenance covenants associated with its senior notes and bank credit facility as of December 31, 2022 and 2021, respectively. As of December 31, 2022, Oaktree Capital I is jointly and severally liable, along with its co-obligors, for the debt obligations listed below with an aggregate outstanding principal balance of $1.1 billion. The Company’s maximum exposure to these debt obligations is set forth below:

	As of December 31,
	2022	2021

Senior unsecured notes
$50,000, 3.91%, issued in September 2014, payable on September 3, 2024	$50,000	$50,000
$100,000, 4.01%, issued in September 2014, payable on September 3, 2026	100,000	100,000
$100,000, 4.21%, issued in September 2014, payable on September 3, 2029	100,000	100,000
$100,000, 3.69%, issued in July 2016, payable on July 12, 2031	100,000	100,000
$250,000, 3.78%, issued in December 2017, payable on December 18, 2032	250,000	250,000
$200,000, 3.64%, issued in July 2020, payable on July 22, 2030	200,000	200,000
$50,000, 3.84%, issued in July 2020, payable on July 22, 2035	50,000	50,000
$200,000, 3.06%, issued in November 2021, payable on January 12, 2037	200,000	—
Credit facility, issued in March 2014, variable rate obligations payable on December 15, 2027	—	55,000
Total remaining principal	$1,050,000	$905,000

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2022
($ in thousands, except where noted)

Debt Obligations of the Consolidated Funds
Certain consolidated funds may maintain revolving credit facilities that are secured by the assets of the fund or may issue senior variable rate notes to fund investments on a longer term basis, generally up to ten years. The obligations of the consolidated funds are nonrecourse to the Company.
The consolidated funds had the following debt obligations outstanding:

	Outstanding Amount as of December 31,		Facility Capacity	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)	Commitment Fee Rate	L/C Fee
Credit Agreement	2022	2021
Revolving credit facilities (1)	$1,000,859	$1,119,178	$1,142,742	5.94%	0.6	0.20%	1.62%
Secured borrowings	—	12,740
Total debt obligations	1,000,859	1,131,918
Less: Debt issuance costs (2)	(1,972)	(2,552)
Total debt obligations, net	$998,887	$1,129,366

(1)    The credit facility capacity is calculated on a pro rata basis using fund commitments as of December 31, 2022.
(2)    Debt issuance costs are included in other asset as of December 31, 2022 and December 31, 2021.
The carrying value of the revolving credit facilities approximated fair value due to recent issuance. As of December 31, 2021, secured borrowings outstanding were recorded as a result of certain securities that were sold and simultaneously repurchased at a premium, with amounts payable to the counterparty due on the repurchase settlement date. Financial instruments that are valued using quoted prices for the security or similar securities are generally classified as Level III because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities, or may require adjustment for investment-specific factors or restrictions.
Debt Obligations of CLOs
Debt obligations of CLOs represent amounts due to holders of debt securities issued by the CLOs, as well as term loans of CLOs that had not priced as of period end. As a result of the 2022 Restructuring, the Company no longer consolidates CLOs, and the debt obligations of CLOs are no longer reflected on the statement of financial condition as of December 31, 2022.
Outstanding debt obligations of CLOs as of December 31, 2021 were as follows:

	Fair Value (1)	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)
Senior secured notes	$7,472,521	1.75%	11.0
Subordinated notes (2)	333,742	N/A	11.2
Total CLO debt obligations	$7,806,263

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
The debt obligations of CLOs are nonrecourse to the Company and are backed by the investments held by the respective CLO. Assets of one CLO may not be used to satisfy the liabilities of another. As of December 31, 2021, the fair value of CLO assets was $9.1 billion, and consisted of cash, corporate loans, corporate bonds and other securities.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2022
($ in thousands, except where noted)

11. LEASES
Prior to the 2022 Restructuring, the Company had operating leases related to office space and certain equipment with remaining lease terms expiring within one year through 2031, some of which include options to extend the leases for up to five years and some of which include options to terminate the leases within one year. All of the Company’s lease contracts were obligations of OCM Cayman or its subsidiaries and, therefore, subsequent to the 2022 Restructuring, the Company no longer incurs lease associated costs and right-of-use assets and operating lease liabilities are no longer reflected on the statement of financial condition as of December 31, 2022.
The components of lease expense included in general and administrative expense were as follows:

	Twelve months ended December 31, 2022	Twelve months ended December 31, 2021

Operating lease cost	$6,332	$7,947
Sublease income	(360)	(407)
Total lease cost	$5,972	$7,540
Supplemental cash flow information related to leases was as follows:

Twelve months ended December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$5,945

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2022
($ in thousands, except where noted)

12. NON-CONTROLLING REDEEMABLE INTERESTS IN CONSOLIDATED FUNDS
The following table sets forth a summary of changes in the non-controlling redeemable interests in the consolidated funds. Dividends reinvested and in-kind contributions or distributions are non-cash in nature and have been presented on a gross basis in the table below.

	Year Ended December 31,
	2022	2021	2020
Beginning balance	$1,723,294	$715,347	$866,222
Deconsolidation of funds	(249,903)	(192,984)	(720,729)
Contributions	727,382	1,189,486	940,191
Distributions	(207,360)	(171,883)	(223,674)
Net income (loss)	190,905	186,515	(165,412)
Change in distributions payable	(1,314)	9,975	(10,050)
Change in contribution receivable	—	—	15,826
Foreign-currency translation and other	(590)	(13,162)	12,973
Ending balance	$2,182,414	$1,723,294	$715,347

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2022
($ in thousands, except where noted)

13. UNITHOLDERS’ CAPITAL
Unitholders’ capital reflects the economic interests attributable to Class A unitholders, preferred unitholders, non-controlling interests in consolidated subsidiaries and non-controlling interests in consolidated funds. Non-controlling interests in consolidated subsidiaries represent the portion of unitholders’ capital attributable to the OCGH non-controlling interest and other parties. The OCGH non-controlling interest is determined at the Oaktree Operating Group level, after giving effect to distributions, if any, attributable to the preferred unitholders, based on the proportionate share of Oaktree Operating Group units held by the OCGH unitholders. Certain expenses, such as income taxes and related administrative expenses of Oaktree Capital Group, LLC and the holding companies through which the Company holds interests in Oaktree Capital I, are solely attributable to the Class A unitholders.
As of December 31, 2022 and 2021, respectively, OCGH units represented 56,922,688 of the total 160,002,848 Oaktree Operating Group units and 60,783,255 of the total 159,919,875 Oaktree Operating Group units. Based on allocable capital of $1,017,192 and $1,565,119 as of December 31, 2022 and 2021, respectively, the OCGH non-controlling interest was $360,660 and $612,228.
Distributions per Class A unit are set forth below:

Payment Date	Record Date	Applicable to Period Ended	Distribution Per Unit
November 10, 2022	October 31, 2022	September 30, 2022	$0.31
August 10, 2022	August 3, 2022	June 30, 2022	0.38
May 10, 2022	April 30, 2022	March 31, 2022	0.27
February 25, 2022	February 15, 2022	December 31, 2021	0.90
Total 2022			$1.86

November 10, 2021	October 31, 2021	September 30, 2021	$0.83
August 10, 2021	July 30, 2021	June 30, 2021	0.50
May 10, 2021	April 30, 2021	March 31, 2021	2.28
February 25, 2021	February 15, 2021	December 31, 2020	1.07
Total 2021			$4.68

August 10, 2020	July 31, 2020	June 30, 2020	$0.49
February 24, 2020	February 3, 2020	December 31, 2019	0.22
Total 2020			$0.71

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
December 31, 2022
($ in thousands, except where noted)

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

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2022
($ in thousands, except where noted)

The following table sets forth a summary of net income attributable to the preferred unitholders, the OCGH and other non-controlling interests and the Class A common unitholders:

	Year Ended December 31,
	2022	2021	2020
Weighted average Oaktree Operating Group units outstanding (in thousands):
OCGH and other non-controlling interests	60,704	60,956	61,474
Class A unitholders	99,211	99,031	98,512
Total weighted average units outstanding	159,915	159,987	159,986
Oaktree Operating Group net income:
Net income attributable to preferred unitholders (1)	$27,316	$27,316	$27,316
Net income attributable to OCGH and other non-controlling interests	68,539	339,250	83,428
Net income attributable to OCG Class A unitholders	131,001	544,551	135,656
Oaktree Operating Group net income	$226,856	$911,117	$246,400
Net income attributable to OCG Class A unitholders:
Oaktree Operating Group net income attributable to OCG Class A unitholders	$131,001	$544,551	$135,656
Non-Operating Group income (expense)	45,329	59,793	2,747
Net income attributable to OCG Class A unitholders	$176,330	$604,344	$138,403

(1)    Represents distributions declared, if any, on the preferred units.
The change in the Company’s ownership interest in the Oaktree Operating Group is set forth below:

	Year Ended December 31,
	2022	2021	2020
Net income attributable to OCG Class A unitholders	$176,330	$604,344	$138,403
Equity reallocation between controlling and non-controlling interests	33,107	(11,155)	1,832
Change from net income attributable to OCG Class A unitholders and transfers from non-controlling interests	$209,437	$593,189	$140,235
Please see notes 13, 14 and 15 for additional information regarding transactions that impacted unitholders’ capital.
14. EARNINGS PER UNIT
The computation of net income per Class A unit is set forth below:

	Year Ended December 31,
	2022	2021	2020
Net income per Class A unit (basic and diluted):	(in thousands, except per unit amounts)

Net income attributable to OCG Class A unitholders	$176,330	$604,344	$138,403
Weighted average number of Class A units outstanding (basic and diluted)	102,043	99,031	98,512
Basic and diluted net income per Class A unit	$1.73	$6.10	$1.40
OCGH units are not exchangeable into Class A units. As the restrictions set forth in the then-current exchange agreement were in place for each applicable reporting period, OCGH units were not included in the computation of diluted earnings per unit for the years ended December 31, 2022 and 2021.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2022
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
Subsequent to the 2022 Restructuring, substantially all of the Company’s LTIP compensation will no longer be reflected within the financial statements of the Company due to the deconsolidation of OCM Cayman. LTIP compensation relating to grants to the Company’s Board of Directors will remain.
For the years ended December 31, 2022 and 2021, the Company recognized $17.8 million and $16.9 million, respectively, of compensation expense related to the LTIP, which were included in compensation and benefits expense in the consolidated statement of operations.
Equity-Based Compensation
In December 2011, the Company adopted the 2011 Oaktree Capital Group, LLC Equity Incentive Plan (the “2011 Plan”). The 2011 Plan provides for the granting of options, unit appreciation rights, restricted unit awards, unit bonus awards, phantom equity awards, or other unit-based awards to senior executives, directors, officers, certain employees, consultants, and advisors of the Company and its affiliates. Each Class A and OCGH unit, when issued, represents an indirect interest in one Oaktree Operating Group unit.
Subsequent to the 2022 Restructuring, the Company no longer incurs equity-based compensation expense due to the deconsolidation of OCM Cayman.
Restated Exchange Agreement
    Oaktree has entered into a Fourth Amended and Restated Exchange Agreement (the “OCGH Unit Exchange Agreement”) that among other things, allows limited partners of OCGH to exchange (“Exchanges”) certain vested limited partnership units of OCGH (“OCGH Units”) for cash, Brookfield Class A Shares, notes issued by a Brookfield subsidiary or equity interests in a subsidiary of OCGH that entitles such limited partners to the proceeds from a note, or a combination of the foregoing. Either of such notes will have a three-year maturity and will accrue interest at the then-current 5-year treasury note rate plus 3%. Only Converted OCGH Units, OCGH Units issued and outstanding at the time of the closing of the Mergers, OCGH Units issued after the closing of the Mergers pursuant to agreements in effect on March 13, 2019, OCGH Units issuable upon vesting of certain phantom equity awards (“Phantom Units”) and other OCGH Units consented-to by Brookfield will be, when vested, eligible to participate in an Exchange. Any such Exchange is subject to certain annual caps and limitations as set forth in the OCGH Unit Exchange Agreement. The form of the consideration in an Exchange is generally in the discretion of Brookfield, subject to certain limitations.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2022
($ in thousands, except where noted)

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
OCGH Unit Awards
Subsequent to the 2022 Restructuring, all OCGH unit awards will no longer be reflected within the financial statements of the Company due to the deconsolidation of OCM Cayman.
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
A summary of the status of the Company’s unvested Converted OCGH units and other OCGH unit awards and changes for the periods presented are set forth below (actual dollars per unit):

	Converted OCGH Units (1)		OCGH Units
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Balance, December 31, 2019	731,241	$45.99	621,406	$39.49
Granted	—	—	150,000	32.93
Vested	(253,696)	45.52	(215,054)	39.10
Forfeited	(14,803)	45.59	—	—
Balance, December 31, 2020	462,742	46.25	556,352	37.87
Granted	—	—	—	—
Vested	(181,852)	45.38	(170,053)	37.50
Forfeited	(3,426)	48.98	(47,769)	40.85
Balance, December 31, 2021	277,464	46.79	338,530	37.64
Granted	—	—	—	—
Vested	(137,875)	45.30	(135,723)	31.01
Forfeited	(4,493)	49.52	—	—
Deconsolidation of OCM Cayman	(135,096)	48.23	(202,807)	42.07
Balance, December 31, 2022	—	$—	—	$—

(1)    Upon completion of the Mergers, each unvested Class A Unit held by current, or in certain cases former, employees, officers and directors of Oaktree and its subsidiaries was converted into one unvested OCGH Unit (each, a “Converted

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2022
($ in thousands, except where noted)

OCGH Unit”) and thereafter became subject to the terms and conditions of the OCGH limited partnership agreement. The Converted OCGH Units (i) are subject to the same vesting terms that were applicable to such units prior to the completion of the Mergers, (ii) are entitled to receive ongoing distributions in respect of earnings, but not capital distributions and (iii) upon vesting, receive the accumulated value of capital distributions that accrued while such units were unvested. Through 2021, Converted OCGH Units were valued at $49.00 per unit, less the amount of any capital distributions received upon vesting.
Oaktree Equity Plan
In April 2022, the Company established an equity participation plan (“Oaktree Equity Plan” or “OEP”), through which certain employees of the Company’s indirect subsidiaries participate in certain equity interests in the Oaktree Operating Group.
During the year ended December 31, 2022, the Company granted OEP awards valued at $8.0 million to certain employees of the Company and its subsidiaries, subject to annual vesting over a period of approximately 6.5 years. For the year ended December 31, 2022, the Company recognized $0.8 million of compensation expense related to the OEP awards, which were included in equity-based compensation expense in the combined and consolidated statements of operations.
Subsequent to the 2022 Restructuring, the Company no longer incurs equity-based compensation expense related to the OEP awards due to the deconsolidation of OCM Cayman.
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
16. INCOME TAXES AND RELATED PAYMENTS
The Company is a publicly traded partnership and as a result of the 2019 Restructuring, held interests in Oaktree Capital I (a non-corporate entity that is not subject to U.S. federal corporate income tax) and OCM Cayman (which holds subsidiaries that are taxable in non-U.S. jurisdictions).
Subsequent to the 2022 Restructuring, however, the Company no longer includes OCM Cayman in its financial results. All tax balances related to OCM Cayman were therefore deconsolidated as of the Effective Date of the 2022 Restructuring.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2022
($ in thousands, except where noted)

Income tax expense from operations consisted of the following:

	Year Ended December 31,
	2022	2021	2020
Current:
Foreign income tax	$15,290	$12,105	$8,147
	$15,290	$12,105	$8,147
Deferred:
Foreign income tax	$(359)	$282	$64
	$(359)	$282	$64
Total:
Foreign income tax	$14,931	$12,387	$8,211
Income tax expense	$14,931	$12,387	$8,211
The Company’s income (loss) before income taxes consisted of the following:

	Year Ended December 31,
	2022	2021	2020
Domestic income (loss) before income taxes	$437,779	$1,073,218	$71,749
Foreign income (loss) before income taxes	40,242	96,548	20,197
Total income (loss) before income taxes	$478,021	$1,169,766	$91,946
The Company’s effective tax rate differed from the federal statutory rate for the following reasons:

	Year Ended December 31,
	2022	2021	2020
Income tax expense at federal statutory rate	21.00%	21.00%	21.00%
Income passed through	(19.23)	(19.27)	(16.39)
Foreign taxes	1.35	(0.67)	4.32
Total effective rate	3.12%	1.06%	8.93%
The components of the Company’s deferred tax assets and liabilities were as follows:

	As of December 31,
	2022	2021	2020
Deferred tax assets:
Net operating losses	$—	$1,817	$2,264
Other (1)	—	1,731	1,908
Total deferred tax assets	—	3,548	4,172
Total deferred tax liabilities	—	—	—
Net deferred tax assets before valuation allowance	—	3,548	4,172
Valuation allowance	—	—	—
Net deferred tax assets	$—	$3,548	$4,172

All tax balances related to OCM Cayman were deconsolidated as part of the 2022 Restructuring.
When assessing the realizability of deferred tax assets, the Company considers whether it is probable that some or all of the deferred tax assets will not be realized. In determining whether the deferred tax assets are realizable, the Company considers the period of expiration of the tax asset, historical and projected taxable income, and tax liabilities for the tax jurisdiction in which the tax asset is located. The deferred tax asset recognized by the

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2022
($ in thousands, except where noted)

Company, as it relates to the higher tax basis in the carrying value of certain assets compared to the book basis of those assets, will be recognized in future years by these taxable entities. Deferred tax assets are based on the amount of the tax benefit that the Company’s management has determined is more likely than not to be realized in future periods. In determining the realizability of this tax benefit, management considered numerous factors that will give rise to pre-tax income in future periods. Among these are the historical and expected future book and tax basis pre-tax income of the Company and unrealized gains in the Company’s assets at the determination date. All deferred tax assets related to OCM Cayman were deconsolidated as part of the 2022 Restructuring.
The Company recognizes tax benefits related to its tax positions only where the position is “more likely than not” to be sustained in the event of examination by tax authorities. As part of its assessment, the Company analyzes its tax filing positions in all of the federal, state and foreign tax jurisdictions where it is required to file income tax returns, and for all open tax years in these jurisdictions. All income tax reserve balances related to OCM Cayman were deconsolidated as part of the 2022 Restructuring.
The following is a reconciliation of unrecognized tax benefits (excluding interest and penalties thereon):

	Year Ended December 31,
	2022	2021	2020
Unrecognized tax benefits, January 1	$—	$—	$107
Lapse in statute of limitations	—	—	(107)
Unrecognized tax benefits, December 31	$—	$—	$—
The Company recognizes interest and penalties related to unrecognized tax positions in the provision for income taxes in the consolidated statements of operations.  As of December 31, 2022 and 2021, there were no aggregate amount of interest and penalties accrued.  The Company recognized no expense in 2022 and in 2021, and net expense of $0.1 million in 2020.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, local and foreign tax regulators. With limited exceptions, the Company is no longer subject to income tax audits by taxing authorities for periods before 2019. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to its tax examinations and that any settlements related thereto will not have a material adverse effect on the Company’s consolidated financial statements; however, there can be no assurances as to the ultimate outcomes.
Exchange Agreement and Tax Receivable Agreement
Under the terms of an exchange agreement in effect prior to the 2019 Restructuring, each OCGH unitholder, subject to certain restrictions, including the approval of our board of directors, had the right to (or could have been required to) exchange his or her OCGH units for, at the option of the Company’s board of directors, Class A units, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value or any combination of the foregoing. These exchanges resulted in, increases in the tax basis of the tangible and intangible assets of the Oaktree Operating Group. These increases in tax basis have increased and will increase (for tax purposes) depreciation and amortization deductions and reduce gain on sales of assets, and therefore reduced the taxes of two companies, Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc., that were the Company’s subsidiaries prior to the 2019 Restructuring.
Prior to the 2019 Restructuring, Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc. entered into a tax receivable agreement with the OCGH (the “Original TRA”) unitholders that provided for the payment by Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc. to the OCGH unitholders of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that Oaktree Holdings, Inc. or Oaktree AIF Holdings, Inc. actually realizes (or is deemed to realize in the case of an early termination payment by Oaktree Holdings, Inc. or Oaktree AIF Holdings, Inc. or a change of control, as discussed below) as a result of these increases in tax basis and of certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. These payment obligations were obligations of Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc. and not of the Oaktree Operating Group. For the year ended December 31, 2019, amounts paid under the tax receivable agreement under this structure totaled $9.5 million.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2022
($ in thousands, except where noted)

At the closing of the 2019 Restructuring, Oaktree entered into a Third Amended and Restated Tax Receivable Agreement (the TRA Amendment), which amended and restated the Original TRA. Pursuant to the TRA Amendment, the Original TRA no longer applies and no Tax Benefit Payments (as defined in the Original TRA) will be made with respect to any exchanges of OCGH units that occur on or after March 13, 2019. With respect to any exchanges of OCGH units that occurred prior to March 13, 2019, the TRA Amendment provides that Tax Benefit Payments (as defined in the Original TRA) will continue to be made with respect to such exchanges in accordance with the Original TRA (as amended in certain respects, including that such payments will be calculated without taking into account any tax attributes of Brookfield). Note that upon closing of the 2019 Restructuring, all of the obligation for future Tax Benefit Payments were transferred to the entities that were deconsolidated as part of the 2019 Restructuring.
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
Incentive Income
In addition to the incentive income recognized by the Company, certain of its funds have amounts recorded as potentially allocable to the Company as its share of potential future incentive income, based on each fund’s net asset value. Inasmuch as this incentive income is contingent upon future investment activity and other factors, it is not recognized by the Company as revenue until it is probable that a significant reversal will not occur. As of December 31, 2022 and 2021, the aggregate of such amounts recorded at the fund level in excess of incentive income recognized by the Company was $1.8 billion and $1.7 billion, respectively, for which related direct incentive income compensation expense was estimated to be $950.3 million and $868.4 million, respectively.
Commitments to Funds
As of December 31, 2022 and 2021, the Company, generally in its capacity as general partner, had undrawn capital commitments of $275.4 million and $325.8 million, respectively, including commitments to both unconsolidated and consolidated funds. Additionally, as of December 31, 2022, the Company had undrawn capital commitments of $375.0 million in its capacity as a limited partner in Opps XI (as defined in note 18).

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2022
($ in thousands, except where noted)

Investment Commitments of the Consolidated Funds
Certain of the consolidated funds are parties to credit arrangements that provide for the issuance of letters of credit and/or revolving loans, which may require the particular fund to extend loans to investee companies. The consolidated funds use the same investment criteria in making these commitments as they do for investments that are included in the consolidated statements of financial condition. The unfunded liability associated with these credit arrangements is equal to the amount by which the contractual loan commitment exceeds the sum of funded debt and cash held in escrow, if any. As of December 31, 2022, the consolidated funds had no potential aggregate commitments, and as of December 31, 2021, the consolidated funds had $13.5 million potential aggregate commitments. These commitments are expected to be funded by the funds’ cash balances, proceeds from asset sales or drawdowns against existing capital commitments.
A consolidated fund may agree to guarantee the repayment obligations of certain investee companies. As of December 31, 2022 and 2021, there were no guaranteed amounts under such arrangements.
Certain consolidated funds are investment companies that are required to disclose financial support provided or contractually required to be provided to any of their portfolio companies. During the year ended December 31, 2022, the consolidated funds did not provide any financial support to portfolio companies.
Operating Leases
Oaktree leases its main headquarters office in Los Angeles and offices in 18 other cities in the U.S., Europe, Asia and Australia, pursuant to current lease terms expiring through 2031. The Company’s occupancy costs, including non-lease expenses, were $7.3 million, $9.0 million and $8.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. All of the Company’s lease contracts were obligations of OCM Cayman or its subsidiaries and, therefore, subsequent to the 2022 Restructuring, the Company no longer incurs lease associated costs and right-of-use assets and operating lease liabilities are no longer reflected on the statement of financial condition as of December 31, 2022.
18. RELATED PARTY TRANSACTIONS
The Company considers its senior executives, employees, if any, and unconsolidated Oaktree funds to be affiliates (as defined in the FASB ASC Master Glossary). Amounts due from and to affiliates are set forth below. The fair value of amounts due from and to affiliates is a Level III valuation and was valued based on a discounted cash-flow analysis. The carrying value of amounts due from affiliates approximated fair value due to their short-term nature or because their weighted average interest rate approximated the Company’s cost of debt.

	As of December 31,
	2022	2021
Due from affiliates:
Loans to affiliates and employees	$—	$44,088
Amounts due from unconsolidated funds	—	2,829
Management fees and incentive income due from unconsolidated funds and affiliates	203,178	289,795
Payments made on behalf of unconsolidated entities	4,696	36,001
Non-interest bearing advances made to certain non-controlling interest holders and employees	—	148
Total due from affiliates	$207,874	$372,861
Due to affiliates:
Amounts due to unconsolidated entities	$36,164	$4,198
Total due to affiliates	$36,164	$4,198
Loans To Affiliates and Employees
Loans primarily consist of interest-bearing loans made to affiliates and interest-bearing loans made to certain Oaktree employees to meet tax obligations related to the purchase or vesting of equity awards.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2022
($ in thousands, except where noted)

On May 7, 2021 the Company, through its consolidated subsidiary Oaktree Capital I, entered into two revolving line of credit notes with OCM, one as a borrower and the other as a lender. Both revolving line of credit notes allow for outstanding principal amounts not to exceed $250.0 million and mature on May 7, 2024. There were no loans to affiliates as of December 31, 2022 and interest income of $10 was generated for the year ended December 31, 2022. As of December 31, 2022, the Company through Oaktree Capital I has borrowed $36.0 million from OCM and incurred interest expense of $255 for the year ended December 31, 2022. As of December 31, 2021, OCM had borrowed $44.0 million from the Company through Oaktree Capital I and generated interest income of $80 for the year ended December 31, 2021.
The employee loans, which were funded by OCM Cayman or its subsidiaries and were generally recourse to the borrower or secured by vested equity and other collateral, typically bore interest at the Company’s cost of debt. As of December 31, 2022, due to the deconsolidation of OCM Cayman, any such existing employee loans will no longer be reflected as a related party transaction with the Company. As of December 31, 2021, there were no Company loans to employees. The Company’s loans generated interest income of $0, $5 and $9 for the years ended December 31, 2022, 2021 and 2020, respectively.
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
Revenues Earned From Oaktree Funds
In aggregate, management fees and incentive income earned from unconsolidated Oaktree funds totaled $280.7 million, $1.2 billion and $245.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Subsequent to the 2022 Restructuring, the Company no longer earns management fees as a result of the deconsolidation of OCM Cayman.
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
Subsequent to the 2022 Restructuring, the Company no longer makes these advances as a result of the deconsolidation of OCM Cayman.
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
December 31, 2022
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
For each of the years ended December 31, 2022 and 2021, the Company incurred administrative services expense of $0.8 million.
Subordinated Credit Facility
Oaktree Capital I, along with certain other Oaktree Operating Group members as co-borrowers, are parties to a credit agreement with a subsidiary of Brookfield that provides for a subordinated credit facility maturing on May 19, 2023. The subordinated credit facility has a revolving loan commitment of $250 million and borrowings generally bear interest at a spread to either LIBOR or an alternative base rate. Borrowings on the subordinated credit facility are subordinate to the outstanding debt obligations and borrowings on the primary credit facility of Oaktree Capital I and its co-borrowers as detailed in note 10. Oaktree Capital I is jointly and severally liable, along with its co-obligors for outstanding borrowings on the subordinated credit facility. As set forth in note 10, the Company’s financial statements generally will not reflect debt obligations, interest expense or related liabilities associated with its operating subsidiaries until such time as Oaktree Capital I directly borrows from the subordinated credit facility. In March 2022, this credit facility was amended to extend the revolving credit maturity date from May 19, 2023 to September 14, 2026. No amounts were outstanding on the subordinated credit facility as of December 31, 2022.
Investment in Oaktree Opportunities Fund XI
The Company has subscribed for a limited partner interest in, and made a capital commitment of, $750.0 million to Oaktree Opportunities Fund XI, L.P., a parallel investment vehicle thereof or a feeder fund in respect of one of the foregoing (such limited partner interest, the “Opps XI Investment” and such fund entities collectively, “Opps XI”). In order to make the Opps XI Investment, the Company’s sole Class A unitholder, or one of

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2022
($ in thousands, except where noted)

its affiliates, will contribute cash as a capital contribution (the “Opps XI Investment Cash”) as and to the extent required to satisfy the Company’s obligations to Opps XI. The Company will use the Opps XI Investment Cash solely to fund the Opps XI Investment and satisfy its obligations in respect of Opps XI and distributions from the Opps XI Investment are intended for the benefit of the Class A unitholder, subject to applicable law. The Company’s preferred unitholders should not rely on distributions received by the Company in respect of the Company’s Opps XI Investment for payment of dividends or redemption of the preferred units. For the year ended December 31, 2022, the Company funded $150.0 million of its capital commitment. As of December 31, 2022, the Company has funded in the aggregate $375.0 million of the $750.0 million capital commitment.
19. CAPITAL REQUIREMENTS OF REGULATED ENTITIES
Two of the Company’s indirect subsidiaries based in London are subject to the capital requirements of the U.K. Financial Conduct Authority, and another based in Hong Kong is subject to the capital requirements of the Hong Kong Securities and Futures Ordinance.  These entities operate in excess of their respective regulatory capital requirements.
The regulatory capital requirements referred to above may restrict the Company’s ability to withdraw capital from its entities for purposes such as paying cash distributions or advances to the Company. Subsequent to the 2022 Restructuring, due to the deconsolidation of OCM Cayman, the Company is no longer subject to the capital requirements of the U.K. Financial Conduct Authority or the Hong Kong Securities and Futures Ordinance. As of December 31, 2021, there was approximately $210.7 million of such potentially restricted amounts.
20. SEGMENT REPORTING
As a global investment manager, Oaktree provides investment management services through funds, separate accounts and subsidiary services agreements. Prior to the 2022 Restructuring, the Company earned revenues from the management fees and incentive income generated by the funds that it manages or serves as the general partner. Additionally, prior to the 2022 Restructuring, the Company earned sub-advisory fees for acting as a sub-investment manager, or sub-advisor, to certain Oaktree funds. Under such subsidiary services agreements, the Company provided certain investment and marketing related services to Oaktree affiliated entities. Subsequent to the 2022 Restructuring, however, the Company no longer earns management fees and sub-advisory fees as a result of the deconsolidation of OCM Cayman.
Management uses a consolidated approach to assess performance and allocate resources. As such, the Company’s business is comprised of one segment, the investment management business.
21. SUBSEQUENT EVENTS
Class A Unit Distribution
    A distribution of $0.11 per Class A unit was paid on February 24, 2023 to holders of record at the close of business on February 15, 2023.
Preferred Unit Distributions
    A distribution of $0.414063 per Series A preferred unit was paid on March 15, 2023 to Series A preferred unitholders of record at the close of business on March 1, 2023.
    A distribution of $0.409375 per Series B preferred unit was paid on March 15, 2023 to Series B preferred unitholders of record at the close of business on March 1, 2023.

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
Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control—Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2022 was effective.

Item 9B. Other Information

On March 20, 2023, the operating agreement of OCG was amended and restated to reflect among other things technical changes related to the 2022 Restructuring. The Sixth Amended and Restated Operating Agreement of OCG is filed as an exhibit to this annual report.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
The following table sets forth information about our executive officers and directors as of March 21, 2023:

Name	Age	Position
Howard S. Marks	76	Director and Co-Chairman

Bruce A. Karsh	67	Director, Co-Chairman and Chief Investment Officer

Jay S. Wintrob	65	Director and Chief Executive Officer

John B. Frank	66	Director and Vice Chairman

Daniel D. Levin	44	Chief Financial Officer

Sheldon M. Stone	70	Director and Principal

Justin B. Beber	53	Director

J. Bruce Flatt	57	Director

Steven J. Gilbert	75	Director

Depelsha T. McGruder	50	Director

Mansco Perry	69	Director

Marna C. Whittington	75	Director

Todd E. Molz	51	General Counsel, Chief Administrative Officer and Secretary
Howard S. Marks is our Co-Chairman and a co-founder and has been a director since May 2007. Since the formation of Oaktree in 1995, Mr. Marks has been responsible for ensuring the firm’s adherence to its core investment philosophy; communicating closely with clients concerning products and strategies; and contributing his experience to big-picture decisions relating to investments and corporate direction. From 1985 until 1995, Mr. Marks led the groups at The TCW Group, Inc. that were responsible for investments in distressed debt, high yield bonds, and convertible securities. He was also Chief Investment Officer for Domestic Fixed Income at TCW. Previously, Mr. Marks was with Citicorp Investment Management for 16 years, where from 1978 to 1985 he was Vice President and senior portfolio manager in charge of convertible and high yield securities. Between 1969 and 1978, he was an equity research analyst and, subsequently, Citicorp’s Director of Research. Mr. Marks holds a B.S.Ec. degree cum laude from the Wharton School of the University of Pennsylvania with a major in finance and an M.B.A. in accounting and marketing from the Booth School of Business of the University of Chicago, where he received the George Hay Brown Prize. He is a CFA® charterholder. Mr. Marks is a Emeritus Trustee and Chairman of the Investment Committee at the Metropolitan Museum of Art. He is a member of the Investment Committee of the Royal Drawing School and is Professor of Practice at King’s Business School (both in London). He serves on the Shanghai International Financial Advisory Council and the Advisory Board of Duke Kunshan University. He is an Emeritus Trustee of the University of Pennsylvania, where from 2000 to 2010 he chaired the Investment Board. With over 40 years of investment experience, Mr. Marks’s extensive expertise in our industry, his perceptive market insights and his importance to our client development add value to our board of directors.

Bruce A. Karsh is our Co-Chairman and one of the firm’s co-founders and has been a director since May 2007. He also is Chief Investment Officer and serves as portfolio manager for Oaktree’s Global Opportunities, Value Opportunities and Global Credit strategies. Prior to co-founding Oaktree, Mr. Karsh was a managing director of TCW Asset Management Company, and the portfolio manager of the Special Credits Funds from 1988 until 1995. Prior to joining TCW, Mr. Karsh worked as Assistant to the Chairman of SunAmerica, Inc. Prior to that, he was an attorney with the law firm of O’Melveny & Myers. Before working at O’Melveny & Myers, Mr. Karsh clerked for the Honorable Anthony M. Kennedy, then of the U.S. Court of Appeals for the Ninth Circuit and later an Associate Justice of the U.S. Supreme Court. Mr. Karsh holds an A.B. degree in economics summa cum laude from Duke University, where he was elected to Phi Beta Kappa. He went on to earn a J.D. from the University of Virginia School of Law, where he served as Notes Editor of the Virginia Law Review and was a member of the Order of the Coif. Mr. Karsh serves on the boards of a number of privately held companies. He is a member of the investment committee of the Broad Foundations. Mr. Karsh is Trustee Emeritus of Duke University, having served as Trustee from 2003 to 2015, and as Chairman of the Board of DUMAC, LLC, the entity that managed Duke’s endowment, from 2005 to 2014. Additionally, Mr. Karsh’s extensive leadership and management skills, his expertise in our industry and his current and past service on boards of other public companies add value to our board of directors.
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
John B. Frank is our Vice Chairman and works closely with Messrs. Marks, Karsh and Wintrob in managing the firm.  He has been a director since May 2007. Mr. Frank joined in 2001 as General Counsel and was named Oaktree’s Managing Principal in early 2006, a position which he held for about nine years.  As Managing Principal, Mr. Frank was the firm’s principal executive officer and responsible for all aspects of the firm’s management. Prior to joining us, Mr. Frank was a partner of the Los Angeles law firm of Munger, Tolles & Olson LLP, where he managed a number of notable merger and acquisition transactions. While at that firm, he served as primary outside counsel to public- and privately-held corporations, and as special counsel to various boards of directors and special board committees.  Prior to joining Munger Tolles in 1984, Mr. Frank served as a law clerk to the Honorable Frank M. Coffin of the United States Court of Appeals for the First Circuit.  Prior to attending law school, Mr. Frank served as a Legislative Assistant to the Honorable Robert F. Drinan, Member of Congress.  Mr. Frank holds a B.A. degree with honors in history from Wesleyan University and a J.D. magna cum laude from the University of Michigan Law School, where he was Managing Editor of the Michigan Law Review and a member of the Order of the Coif.  He is a member of the State Bar of California and, while in private practice, was listed in Woodward & White’s Best Lawyers in America.  Mr. Frank is the Chair of Oaktree Specialty Lending and a member of various of its Board Committees. Mr. Frank is a member of the Audit Committee of the Chevron Corporation board of directors, a member of the Audit and Compensation Committee of the Daily Journal Corporation board of directors and a Trustee of Wesleyan University, The James Irvine Foundation and the XPRIZE Foundation.  Mr. Frank’s legal background and knowledge of our company add value to our board of directors.
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
J. Bruce Flatt is Chief Executive Officer of Brookfield Asset Management, a leading global alternative asset manager, and has been a director since October 2019. Mr. Flatt joined Brookfield in 1990 and became CEO in 2002. Under his leadership, Brookfield has developed a global operating presence in more than 30 countries. Prior to his current role, Mr. Flatt ran Brookfield’s real estate and investment operations and has served on numerous public company boards over the past three decades. Mr. Flatt’s extensive leadership and management skills, his expertise in our industry and his current and past service on boards of other public companies add value to our board of directors.
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
Depelsha T. McGruder is the chief operating officer and treasurer for the Ford Foundation and has been a director since February 2021. Prior to joining the foundation in 2020, she served as COO of New York Public Radio (NYPR), overseeing internal operations and strategic planning for WNYC, WQXR, Gothamist.com, The Greene Space, and New Jersey Public Radio since 2018. Before her tenure at NYPR, Ms. McGruder spent 17 years at Viacom in senior leadership positions at both MTV and BET Networks. She started her career as a broadcast journalist, working as an on-air reporter, anchor, and producer for two commercial television stations in Georgia and subsequently spent time as a strategy consultant at Accenture in the media, telecommunications and high technology practice. Ms. McGruder is the founder and president of Moms of Black Boys United and M.O.B.B. United for Social Change, sister organizations dedicated to positively influencing how black boys and men are perceived and treated by law enforcement and in society. She holds a B.A. from Howard University and an M.B.A. from Harvard Business School. Ms. McGruder’s finance expertise adds value to our board of directors.

Mansco Perry has been a director since February 2023. Mr. Perry was the Executive Director and Chief Investment Officer of the Minnesota State Board of Investment from October 2013 until his retirement in October 2022. He previously served as the Chief Investment Officer of Macalester College from 2010 to 2013; Chief Investment Officer of the Maryland State Retirement and Pension System from 2008 to 2010; and Assistant Executive Director and Deputy Chief Investment Officer of the Minnesota State Board of Investment from 1998 to 2008. He currently serves on the Board of Trustees of Lawrence University. He has also served as a member of various investment committees, including the Investment Advisory Council of the New York State Teachers Retirement System. Additionally, throughout his career, he has served on the board of directors or the board of trustees of a number of private colleges, councils and foundations, including the Council of Institutional Investors where he was Treasurer from 2021 to 2022. In 2017, Mr. Perry received the Richard L. Stoddard Award in Recognition of His Outstanding Contributions to the Investment of Public Funds by the National Association of State Investment Officers. Mr. Perry holds a B.A. from Carleton College, an M.B.A. from the University of Chicago, and a J.D. from the William Mitchell School of Law. He was awarded the Chartered Financial Analyst, the Chartered Alternative Investment Analyst, and the Certificate in Investment Performance Measurement designations. Mr. Perry’s investment and finance expertise add value to our board of directors.
Marna C. Whittington, Ph.D., has been a director since June 2012. Ms. Whittington was the Chief Executive Officer of Allianz Global Investors Capital from 2001 until her retirement in January 2012. From 2002 to 2011, she was Chief Operating Officer of Allianz Global Investors, the parent company of Allianz Global Investors Capital. Prior to that, she was Managing Director and Chief Operating Officer of Morgan Stanley Investment Management. Ms. Whittington started in the investment management industry in 1992, joining Philadelphia-based Miller Anderson & Sherrerd. Previously, she was Executive Vice President and CFO of the University of Pennsylvania, and earlier, Secretary of Finance for the State of Delaware. Ms. Whittington currently serves as a director of Ocugen and Phillips 66. She holds an M.S. degree and a Ph.D. from the University of Pittsburgh, both in quantitative methods, and a B.A. degree in mathematics from the University of Delaware. Ms. Whittington’s investment and finance expertise and her familiarity with our company add value to our board of directors.
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

Board Structure and Governance
Composition of Our Board of Directors
Our operating agreement establishes a board of directors responsible for the oversight of our business and operations. Our operating agreement provides that until the earliest to occur of (a) Messrs. Howard Marks and Bruce Karsh, collectively, ceasing to beneficially own at least 42% of the equity in the Oaktree Operating Group they owned as of September 30, 2019, (b) Messrs. Howard Marks and Bruce Karsh both ceasing to be actively and substantially involved in the oversight of the affairs of the Oaktree Operating Group business, (c) the incapacitation of both Messrs. Howard Marks and Bruce Karsh, (d) either Messrs. Howard Marks or Bruce Karsh becoming incapacitated, and the other ceasing to be actively and substantially involved in the oversight of the affairs of the Oaktree Operating Group business for a period of at least 90 consecutive days or an aggregate of 180 calendar days in any 360-day period, except as a result of incapacitation, or (e) September 30, 2026, the board of directors will be comprised of no less than five individuals and, without Brookfield’s consent, no more than 10 individuals, with two selected by OCGH and two selected by Brookfield. The remaining directors will be nominated by OCGH and be subject to joint written appointment by each of OCGH and Brookfield. In February 2021, the size of the board of directors was expanded to 11 directors with the consent of Brookfield. Upon the occurrence of any events described in clauses (a) through (e) above, for so long as the holders of OCGH units as of September 30, 2019 and certain related parties and certain permitted transferees (the “Permitted OCGH Holders”) continue to beneficially own at least 15% of the equity in the Oaktree Operating Group beneficially owned by them immediately after the closing of the mergers on September 30, 2019, OCGH will be entitled to appoint a number of directors equal to the greater of (i) a number of directors proportionate to such equity ownership and (ii) two directors. Otherwise, for so long as the Permitted OCGH Holders continue to beneficially own at least 5% (but less than 15%) of the equity of the Oaktree Operating Group beneficially owned by them immediately after the closing of the mergers on September 30, 2019, OCGH will be entitled to appoint one director. Brookfield will appoint the remaining directors to the board of directors. Our board of directors consists of Messrs. Marks, Karsh, Wintrob, Frank, Stone, Beber, Flatt, Gilbert, Perry and Mss. McGruder and Whittington (for a total of 11 directors). Subject to our operating agreement, actions by our board of directors must be taken with the approval of at least a majority of its members.
Audit Committee
Because our preferred equity, but not our common equity, is listed on the New York Stock Exchange, the corporate governance standards of the New York Stock Exchange do not generally apply to us, other than the requirement to maintain an audit committee that satisfies the requirements of Rule 10A-3 under the Exchange Act, and related certification requirements.
The purpose of the audit committee is to assist our board of directors in overseeing and monitoring the quality and integrity of our financial statements, our compliance with legal and regulatory requirements, the performance of our internal audit function and our independent registered public accounting firm’s qualifications, independence and performance. Our audit committee is comprised of Messrs. Gilbert and Perry and Mss. McGruder and Whittington. Our board of directors has determined that Messrs. Gilbert and Perry and Mss. McGruder and Whittington meet the independence standards and financial literacy requirements for service on an audit committee of a board of directors under Rule 10A-3 promulgated under the Exchange Act and the NYSE rules. In addition, our board of directors has determined that each of Messrs. Gilbert and Perry and Mss. McGruder and Whittington is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K and has “accounting or related financial management expertise” under applicable NYSE rules. The audit committee has a charter that is available on our website at www.oaktreecapital.com under the “Unitholders – Investor Relations” section.
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
Communications to the Board of Directors
The non-management members of our board of directors meet quarterly. The non-management directors have selected Mr. Gilbert, one of our non-management directors, to lead these meetings for 2023. All interested parties, including any employee or unitholder, may send communications to the non-management members of our board of directors by writing to: Oaktree Capital Group, LLC, Attn: General Counsel, 333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our executive officers and directors and persons who beneficially own more than ten percent of a registered class of our equity securities to file initial reports of ownership and reports of changes in ownership with the SEC and furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us or written representations from such persons that they were not required to file a Form 5 to report previously unreported ownership or changes in ownership, we believe that, with respect to the year ended December 31, 2022, such persons complied with all such filing requirements.

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
The following individuals were our NEOs for fiscal year 2022: (a) Bruce A. Karsh, our Co-Chairman and Chief Investment Officer; (b) Jay S. Wintrob, our Chief Executive Officer; (c) Daniel D. Levin, our Chief Financial Officer; and (d) John B. Frank, our Vice Chairman. We only have four NEOs for fiscal year 2022 because none of our other executive officers receive compensation from us or our subsidiaries.
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
For purposes of our financial statements, we treat the income allocated to all of our personnel who have participation interests in the incentive income generated by our funds as compensation, and the allocations of incentive income earned by our NEOs in respect of 2022 are accordingly set forth under “All Other Compensation” in the Summary Compensation Table below, even though they may not have received such amounts in cash.
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
All of the compensation earned by Mr. Karsh from us in fiscal year 2022 consisted of carried interest we received from certain of our Opportunistic Credit funds, our largest closed-end strategy. Mr. Karsh received such carried interest as the portfolio manager of these funds.

B.Jay S. Wintrob
Pursuant to his employment agreement, Mr. Wintrob is entitled to profit sharing payments equal to a fixed percentage of Oaktree’s operating profit and income during the employment term. The fixed percentage is 1.5% in each of 2015-2022, up to the level of profit and income in 2014 and 1.75% of profit and income that exceeds the 2014 level, if any. Beginning in 2017, Mr. Wintrob’s profit sharing payments are calculated by including a portion of the net incentive income on pre-employment funds. For 2020 and later, the payments are calculated taking into account 50% of the net incentive income earned by Oaktree that is derived from such funds. In all cases, Mr. Wintrob’s profit sharing payments will have a floor of $5,000,000 per year, pro-rated for partial years. Payments will be made, in arrears, in a combination of cash and awards under a long-term incentive plan administered by OCM, but at least the first $3,000,000 in each year will be paid in cash. The portion of Mr. Wintrob’s annual profit sharing attributable to 2022 that will be paid in the form of an award under a long-term incentive plan is not reflected in the Summary Compensation table below because that plan is a liability of OCM.
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
D.John B. Frank
Mr. Frank received a share of the carried interest from our largest closed-end strategy, Opportunistic Credit, both in recognition of his historical contributions to the management of some of the strategy’s investments and in lieu of other compensation, such as a greater profit sharing percentage or additional OCGH units.
For 2022 Mr. Frank also received (a) 1.3% of the net incentive income of the Oaktree Operating Group from certain funds that existed as of December 31, 2014 (b) 1.0% of the net incentive income of Oaktree Operating Group from certain funds that started during 2015 or had substantial or final closings during 2015, and (c) 0.5% of the net incentive income of the Oaktree Operating Group from certain funds that started after December 31, 2015 or whose final or more substantial closing occurred after December 31, 2015.
Additionally, for 2022 Mr. Frank was entitled to receive profit sharing payments that reflect 0.5% of the net investment income and fee-related earnings of the Oaktree Operating Group subject to certain adjustments. Mr. Frank’s profit sharing of net incentive income, net investment income and fee-related earnings was subject to a cap of $2,000,000 in 2022.
Mr. Frank’s remuneration for 2022 was determined based on his responsibilities as Vice Chairman.
No Perquisites
We do not provide our executive officers with perquisites.

Summary Compensation Table for 2022
The following table provides summary information concerning the compensation of Jay S. Wintrob, our principal executive officer, Daniel D. Levin, our chief financial officer, and our two other most highly compensated executive officers as of December 31, 2022, for services rendered to us during 2022. As explained above, we only have four NEOs for fiscal year 2022 because none of our other executive officers receive compensation from us or our subsidiaries.
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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($) (1)	Total ($)
Bruce A. Karsh, Co-Chairman and Chief Investment Officer	2022	$—	$—	$—	$173,423	$173,423
	2021	$—	$—	$—	$2,119,747	$2,119,747
	2020	$—	$—	$—	$3,606,745	$3,606,745
Jay S. Wintrob, Chief Executive Officer	2022	$—	$—	$—	$2,158,711	$2,158,711
	2021	$—	$—	$—	$10,347,945	$10,347,945
	2020	$—	$—	$—	$303,625	$303,625
Daniel D. Levin, Chief Financial Officer	2022	$—	$—	$—	$—	$—
	2021	$—	$—	$—	$—	$—
	2020	$—	$—	$—	$—	$—
John B. Frank, Vice Chairman	2022	$—	$—	$—	$671,560	$671,560
	2021	$—	$—	$—	$2,401,490	$2,401,490
	2020	$—	$—	$—	$1,474,758	$1,474,758

(1)    Please see the “All Other Compensation Supplemental Table” below.

All Other Compensation Supplemental Table
The following table provides additional information regarding each component of the All Other Compensation column in the Summary Compensation Table:

Name	Year	Payments in Respect of Carried Interest (1)	Profits Participation (2)	Total
Bruce A. Karsh	2022	$173,423	$—	$173,423
	2021	$2,119,747	$—	$2,119,747
	2020	$3,606,745	$—	$3,606,745
Jay S. Wintrob	2022	$—	$2,158,711	$2,158,711
	2021	$—	$10,347,945	$10,347,945
	2020	$—	$303,625	$303,625
Daniel D. Levin	2022	$—	$—	$—
	2021	$—	$—	$—
	2020	$—	$—	$—
John B. Frank	2022	$47,314	$624,246	$671,560
	2021	$827,477	$1,574,013	$2,401,490
	2020	$1,171,444	$303,314	$1,474,758

(1)    Amounts included for 2022 represent amounts earned on an accrual basis in respect of participation interests in incentive income generated by our funds with respect to the year ended December 31, 2022. To the extent that timing differences may exist between when amounts are earned on an accrual basis and paid in cash, these amounts do not reflect actual cash carried interest distributions to the NEOs during such periods. Timing differences typically arise when cash is distributed in the quarter immediately following the one in which the related income was earned.
(2)    Amounts included for 2022 represent the amounts earned on an accrual basis in a given year in respect of the NEO’s annual profits participation interest.
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
Grants of Plan-Based Awards in 2022
No grants of equity-based awards were made to our NEOs during the 2022 fiscal year. No grants of long-term incentive awards were made by us to our NEOs during the 2022 fiscal year.
Potential Payments upon Termination of Employment or Change in Control at 2023 Year End
We do not have any formal cash-based severance or change of control plans or agreements in place for any of our NEOs.
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
The following table sets forth the estimated value of the incentive income distributions that would be made in respect of the participating NEO’s unvested incentive income interests under the Carry Plans attributable to OCG, assuming those interests became fully vested on December 31, 2022 upon a termination of employment without cause or for good reason (as applicable) or termination due to death, disability or resignation. No amount is payable or accelerated in respect of an interest in the incentive income upon an individual’s termination, regardless of the reason for the termination. Rather, an individual who is terminated will receive amounts payable as and when we receive the associated incentive income (which is expected to occur over a number of years) in accordance with the same payment schedule as would have been in effect in the absence of termination.
The values disclosed below in respect of the rights of participating NEOs to continue to participate in distributions of incentive income, whether at the same level as before termination or at a reduced level as described above under “—Potential Payments Upon Termination of Employment or Change in Control at 2023 Year End,” have been determined assuming that each of the funds in respect of which the participating NEOs would have a right to incentive income had been liquidated on December 31, 2022 and all of the funds’ assets distributed in accordance with their respective distribution provisions at a value equal to their book value as of December 31, 2022. We have calculated the amounts set forth below using these assumptions because distributions made on a liquidation basis would yield the maximum amounts potentially payable to each of the participating NEOs, had a termination of employment actually occurred on December 31, 2022. We note, however, that the values set forth below were computed based on assumptions that may not be accurate or applicable to a given circumstance of termination. The actual amounts to be paid upon a particular termination of employment cannot be directly determined since such payments would be based on several factors, including when termination of employment occurs, the circumstances of termination, the time period for fund liquidation, the investment performance of the fund and the value at which such liquidations actually occur, when Oaktree determines to make distributions from such funds, when income is realized from such funds and the actual amounts so realized.
Estimated Distributions in Respect of Acceleration of Unvested Incentive Income Interests

Name	Liquidation Value of Interests Subject to Vesting Acceleration
Bruce A. Karsh	$2,709,674
John B. Frank	$1,034,331
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
CEO Median Employee Pay Ratio
In August 2015, the SEC issued final rules implementing the provision of the Dodd-Frank Wall Street Reform and Consumer Protection Act that require U.S. publicly-traded companies to disclose the ratio of their Chief Executive Officer’s compensation to that of their median employee. Disclosure pursuant to such rules is not included herein because we do not have any employees.

Director Compensation Table for 2022
The following table sets forth the cash and long-term incentive compensation paid to our outside directors listed below for the year ended December 31, 2022:

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
(2)    Initial value of long-term incentive awards granted in 2022 under the Oaktree Capital Group, LLC Long-Term Incentive Plan, subject to four-year vesting. Please see note 15 to our consolidated financial statements included elsewhere in this annual report for additional information about the long-term incentive plan.
During 2022, we compensated our outside directors named above through an annual cash retainer of $100,000 and the grant of long-term incentive awards. Directors who were also senior executives of the Company during any portion of 2022, specifically Messrs. Marks, Karsh, Stone, Wintrob and Frank, and directors who were also employees of Brookfield during any portion of 2022, specifically Messrs. Flatt and Beber, do not receive any additional compensation for serving on our board of directors. Members of our audit committee received an additional annual retainer of $25,000, and the chair of the audit committee received an additional annual retainer of $15,000. The lead outside director received an additional annual retainer of $100,000. All members of the board of directors are reimbursed for their reasonable out-of-pocket expenses incurred in attending board meetings.
The long-term incentive awards granted in 2022 for Messrs. Gilbert and Masson, and Mss. McGruder and Whittington under the Oaktree Capital Group, LLC Long-Term Incentive Plan had an initial value equal to $100,000.
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

Compensation Committee Report
As described above, our board of directors does not have a compensation committee. The directors listed below have reviewed and discussed with management the foregoing Compensation Discussion and Analysis and, based on such review and discussion have determined that the Compensation Discussion and Analysis should be included in this annual report.

Howard S. Marks
Bruce A. Karsh
Jay S. Wintrob
John B. Frank
Sheldon M. Stone
J. Bruce Flatt
Justin B. Beber
Steven J. Gilbert
Marna C. Whittington
Depelsha T. McGruder

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information regarding the current beneficial ownership of our Class A units, Class B units, Series A preferred units, Series B preferred units and of OCGH units and OEP units by:
•each person known to us to beneficially own more than 5% of any class of the outstanding voting securities of Oaktree Capital Group, LLC;
•each of our directors;
•each of our named executive officers; and
•all directors and executive officers as a group.
In the following table, the applicable percentage ownership with respect to the Class A units and the Class B units beneficially owned represents the applicable unitholder’s holdings of Class A units and Class B units, respectively, as a percentage of 103,080,160 Class A units outstanding and 57,035,761 Class B units outstanding, respectively, as of March 20, 2023. The applicable percentage ownership with respect to the OCGH or OEP units beneficially owned represents the applicable unitholder’s holdings of OCGH or OEP units as a percentage of the 160,115,921 Oaktree Operating Group units outstanding as of March 20, 2023. The applicable unitholder’s aggregate holdings of Class A units, OCGH units and OEP units represents such unitholder’s aggregate economic interest in the Oaktree Operating Group.
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

	Class A Units Beneficially Owned		Class B Units Beneficially Owned			OCGH/ OEP Units Beneficially Owned (1)		Series A Preferred Units Beneficially Owned		Series B Preferred Units Beneficially Owned
Named Executive Officers and Directors	Number	Percent	Number		Percent	Number	Percent	Number	Percent	Number	Percent
Howard S. Marks	—	—	—	(2)	—	11,749,454	7.3%	—	—	—	—
Bruce A. Karsh	—	—	—	(2)	—	11,242,778	7.0	—	—	—	—
Jay S. Wintrob	—	—	—		—	313,412	*	—	—	—	—
John B. Frank	—	—	—		—	1,480,549	*	—	—	—	—
Daniel D. Levin	—	—	—		—	188,202	*	—	—	—	—
Sheldon M. Stone	—	—	—		—	6,493,406	4.1	—	—	—	—
Todd E. Molz	—	—	—		—	312,383	*	—	—	—	—
Justin B. Beber	—	—	—		—	—	—	—	—	—	—
Bruce Flatt	—	—	—		—	—	—	—	—	—	—
Steven J. Gilbert	—	—	—		—	3,347	*	19,211	*	30,000	*
Depelsha T. McGruder	—	—	—		—	—	—	—	—	—	—
Mansco Perry	—	—	—		—	—	—	—	—	—	—
Marna C. Whittington	—	—	—		—	1,770	*	—	—	—	—
All executive officers and directors as a group (13 persons)	—	—	—		—	31,785,301	19.9	19,211	*	30,000	*
5% Unitholders
Oaktree Capital Group Holdings, L.P.	—	—	57,035,761		100%	—	—	—	—	—	—
Brookfield Corporate Treasury Ltd.	103,080,160	100%	—		—	—	—	—	—	—	—

*    Represents less than 1%.
(1)    Subject to certain restrictions, each OCGH unitholder and OEP unitholder has the right to exchange his or her vested units for cash and/or Brookfield Class A shares. Exchange consideration for OCGH units may also include notes issued by a Brookfield subsidiary and/or equity interests in a subsidiary of OCGH that will entitle such unitholder to the proceeds from a note. The form of the consideration in an exchange is generally in the discretion of Brookfield, subject to certain limitations.
(2)    Excludes 57,035,761 Class B units held by OCGH. The general partner of OCGH is Oaktree Capital Group Holdings GP, LLC. In their capacities as members of the executive committee of Oaktree Capital Group Holdings GP, LLC holding more than 50% of the aggregate number of OCGH units held by all of the members of the executive committee as a group, Mr. Marks and Mr. Karsh may be deemed to be beneficial owners of the securities held by OCGH. Each of Mr. Marks and Mr. Karsh disclaims beneficial ownership of such securities.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Exchange Agreement
The Fourth Amended and Restated Exchange Agreement allows, among other things, limited partners of OCGH to exchange their OCGH units that have vested for cash, Brookfield Class A Shares, notes issued by a Brookfield subsidiary or equity interests in a subsidiary of OCGH that will entitle such limited partners to the proceeds from a note. Either of such notes will have a three-year maturity and will accrue interest at the then-current 5-year treasury note rate plus 3%. Only Converted OCGH Units (each “Converted OCGH Unit” being an OCGH Unit that was converted from one unvested Class A Unit held by a current, or in certain cases former, employee, officer or director of Oaktree or its subsidiaries at the closing of the Mergers), OCGH Units issued and outstanding at the time of the closing of the Mergers, OCGH Units issued after the closing of the Mergers pursuant to agreements in effect on March 13, 2019, OCGH Units issuable upon vesting of certain phantom equity awards ("Phantom Units") and other OCGH Units consented to by Brookfield will, when vested, be eligible to participate in an exchange. The form of the consideration in an exchange is generally in the discretion of Brookfield, subject to certain limitations.
In general, OCGH limited partners are entitled to provide an election notice to participate in an exchange with respect to eligible vested OCGH Units during the first 60 calendar days of each year. Each exchange will be consummated within the first 155 days of such calendar year, subject to extension in certain circumstances.
2022 Restructuring
On November 30, 2022, in connection with an internal Oaktree reorganization to facilitate the separation of Brookfield’s capital business and asset management business, we and certain other entities entered into a restructuring agreement related to the 2022 Restructuring. As a result of the 2022 Restructuring, we (i) distributed all of our interests in the economic shares of Oaktree Holdings, Ltd., the parent entity of OCM Cayman, to our sole Class A unitholder and (ii) transferred all of our interests in the voting shares of Oaktree Holdings, Ltd. to Atlas OCM Holdings, LLC, which is a non-subsidiary affiliate of ours. Accordingly, subsequent to the 2022 Restructuring, the Company’s operations are now conducted through an indirect economic interest in only one of the Oaktree Operating Group entities, specifically Oaktree Capital I, and because we no longer hold an economic interest in OCM Cayman or a voting interest in its general partner, OCM Cayman was deconsolidated as of the effective date of the 2022 Restructuring. Further, we concluded that we are no longer the primary beneficiary for CLOs as their direct ownership interests are held by OCM Cayman. Additionally, subsequent to the 2022 Restructuring, we no longer earn management fees or subadvisory fees from our funds or our affiliates, and we are generally only entitled to earn one-third of the incentive income attributable to Oaktree Capital I in respect of our closed-end funds established in 2022 or later and in respect of incentive income from our evergreen funds earned subsequent to January 1, 2023.
OCG Services Agreement with OCM
OCG entered into a Services Agreement with OCM effective October 1, 2019 (the “Services Agreement”). OCM was an operating subsidiary of OCG prior to the 2019 Restructuring and provides certain services relating to the management and operation of our business.
Under the Services Agreement, we are required to pay a fee of $750,000 to OCM annually for the services provided, payable in quarterly installments.
The Services Agreement has an indefinite term, but may be terminated by us or OCM upon at least 90 days’ written notice to the other party. We incurred service fees of $750,000 for fiscal year 2022 under the Services Agreement.
OCG Subsidiary Services Agreements with OCM
Certain of our indirect subsidiaries outside of the United States during 2022 were parties to agreements with OCM whereby such subsidiaries provided services to OCM in connection with OCM’s management and operation of Oaktree funds in OCM’s capacity as the investment manager of such funds. The agreements that we believe were material to our business and financial results during 2022 are described below.
Oaktree Capital Management (UK) LLP (“Oaktree UK LLP”) is party to an Amended and Restated Services Agreement (the “UK LLP Services Agreement”) with OCM. Under the UK LLP Services Agreement, OCM has appointed Oaktree UK LLP as a sub-investment manager or sub-advisor to certain Oaktree funds. In such capacity, Oaktree UK LLP provides certain investment and marketing related services and trading and execution services on behalf of OCM for a service fee paid by OCM in an amount that is determined between the two parties from time to time. In addition, OCM provides certain trading and execution services and internal audit services to Oaktree UK LLP for a service fee paid by Oaktree UK LLP in an amount that is determined between the two parties from time to time. The UK LLP Services Agreement may be terminated, either in respect of an Oaktree fund or in its entirety, by either OCM or Oaktree UK LLP for any reason upon 30 days’ written notice to the other. For fiscal year 2022, OCM incurred $93.4 million as service fees under the UK LLP Services Agreement.
Oaktree Capital Management (International) Limited (“OCM International”) is party to a Services Agreement (the “OCMI Services Agreement”) with OCM. Under the OCMI Services Agreement, OCM has appointed OCM International as a sub-investment manager and sub-advisor to certain Oaktree funds OCM manages. In such capacity, OCM International provides certain investment and marketing related services on behalf of OCM for a service fee paid by OCM in an amount that is determined between the two parties from time to time. The OCMI Services Agreement may be terminated, either in respect of an Oaktree fund or in its entirety, by either OCM or OCM International for any reason upon 30 days’ written notice to the other. For fiscal year 2022, OCM incurred $27.8 million as service fees under the OCMI Services Agreement.
Oaktree Capital (Hong Kong) Limited (“Oaktree HK”) is party to a Third Amended and Restated Services Agreement (the “HK Services Agreement”) with OCM. Under the HK Services Agreement, OCM has engaged Oaktree HK to provide certain investment and marketing related services to OCM as the investment manager of certain Oaktree funds for a service fee paid by OCM in an amount that is determined between the two parties from time to time. The HK Services Agreement may be terminated by either OCM or Oaktree HK for any reason upon 30 days’ written notice to the other. During fiscal year 2022, OCM incurred $36.8 million as service fees under the HK Services Agreement.
Subsequent to the 2022 Restructuring, we are no longer parties to the agreements described above through any of our subsidiaries.
Oaktree Operating Group Partnership Agreements
The Oaktree business is conducted through the Oaktree Operating Group and its subsidiaries. Pursuant to the partnership agreement of Oaktree Capital I, which is the only Oaktree Operating Group entity controlled by us after the 2022 Restructuring, our indirect subsidiary that serves as the general partner of Oaktree Capital I has the right to determine when distributions will be made to the holders of interests in Oaktree Capital I units and the amounts of any such distributions.

Each of the Oaktree Operating Group partnerships has an identical number of common units outstanding, and we use the term “Oaktree Operating Group unit” to refer, collectively, to a common unit in each of the Oaktree Operating Group partnerships. As of March 20, 2023, there were 160,115,921 Oaktree Operating Group units outstanding. The holders of Oaktree Operating Group units, including units in Oaktree Capital I and the holding companies through which we indirectly own units in Oaktree Capital I, will incur U.S. federal, state and local income taxes on their proportionate share of any net taxable income of the Oaktree Operating Group. Net profits and net losses of Oaktree Operating Group units generally are allocated to the holders of such units (including the intermediate holding companies) pro rata in accordance with the percentages of their respective interests. The partnership agreement of each Oaktree Operating Group partnership provides for cash distributions, which we refer to as “tax distributions,” to the partners of such partnership if we determine that the allocation of the partnership’s income will give rise to taxable income for its partners. Generally, these tax distributions are computed based on our estimate of the net taxable income of the relevant entity allocable to a partner multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporate resident in Los Angeles, California or New York, New York (taking into account the nondeductibility of certain expenses and the character of our income). Tax distributions are made only to the extent that all distributions from the Oaktree Operating Group for the relevant year were insufficient to cover such tax liabilities.
The partnership agreements of the Oaktree Operating Group partnerships also provide that substantially all of our expenses will be borne by the Oaktree Operating Group.
In connection with the Mergers and the 2019 Restructuring, the partnership agreements of the Oaktree Operating Group entities were amended in order to (i) align the governance provisions with the provisions of our operating agreement and the operating agreement of Atlas OCM Holdings, LLC, (ii) provide for cash distributions to be made in a manner consistent with the payment of obligations under any notes that may be issued pursuant to the exchange mechanism in the Exchange Agreement, (iii) provide for non-pro rata distributions to discharge expenses relating to indemnification of directors, officers and other indemnitees under our operating agreement and the operating agreement of Atlas OCM Holdings, LLC, and (iv) provide for the payment of certain expenses of the Oaktree Operating Group. The amendments also aligned the partnership agreements of the Oaktree Operating Group entities with the cash distribution policy adopted at the closing of the Mergers, which generally provides for the distribution by entities within the Oaktree Operating Group to their equity holders of at least 85% of the cash available for distribution (taking into account the special distributions described in this paragraph).

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
Investments in Funds
Our directors and executive officers are permitted to invest their own capital (or the capital of family trusts or other estate planning vehicles they control) in Oaktree funds. These investment opportunities are available to all Oaktree professionals who Oaktree has determined have a status that reasonably permits Oaktree to offer them these types of investments in compliance with applicable laws and regulations. These investment opportunities are available on the same terms and conditions as those applicable to third-party investors in Oaktree funds and bear their share of management fees, except that they are not subject to incentive fees. As of December 31, 2022, Oaktree manages approximately $1.0 billion of AUM invested by our directors and executive officers and certain current and former Oaktree employees in Oaktree funds. During the year ended December 31, 2022, the following directors and executive officers made the following contributions of their own capital (and/or the capital of family trusts or other estate planning vehicles they control) to Oaktree funds and are expected to continue to contribute capital in Oaktree funds from time to time: Mr. Marks contributed an aggregate of $16,072,000; Mr. Karsh and entities affiliated with Mr. Karsh contributed an aggregate of $42,141,573; Mr. Frank contributed an aggregate of $2,463,134; Mr. Stone contributed an aggregate of $4,071,070; Mr. Wintrob and entities affiliated with Mr. Wintrob contributed an aggregate of $3,392,463; Mr. Masson contributed an aggregate of $10,717,306; Mr. Levin contributed an aggregate of $504,177 and an entity affiliated with Mr. Molz contributed an aggregate of $142,040, respectively. During the year ended December 31, 2022, the following directors and executive officers (and/or family trusts or other estate planning vehicles they control) received the following net distributions from Oaktree funds as a result of their invested capital: Mr. Stone received $4,506,935; Mr. Wintrob and entities affiliated with Mr. Wintrob received $827,320; Mr. Frank received $656,638; Mr. Karsh and entities affiliated with Mr. Karsh received an aggregate of $61,478,649; Mr. Marks received $90,653,556; Mr. Masson received $717,307; and Mr. Levin received $144,407, respectively.
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
Intercompany Loans
We have from time to time put in place and expect in the future to continue putting in place one or more intercompany loans between OCM, OCM Cayman, Oaktree Capital II, Oaktree Investment Holdings or Oaktree AIF, on the one hand, and our operating company subsidiary Oaktree Capital I, on the other hand, to facilitate short-term cash management.

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
Director Independence
Because our preferred equity, but not our common equity, is listed on the New York Stock Exchange, the corporate governance standards of the New York Stock Exchange do not generally apply to us, other than the requirement to maintain an audit committee that satisfies the requirements of Rule 10A-3 under the Exchange Act, and related certification requirements. Presently, in applying such requirements, the board of directors has determined that the members of its audit committee, Messrs. Gilbert and Perry and Mss. McGruder and Whittington, satisfy the requirements of such rule.

Item 14. Principal Accounting Fees and Services
The following table sets forth the aggregate fees for professional services provided by our independent registered public accounting firm, Ernst & Young LLP, for the years ended December 31, 2022 and 2021.

	For the Year Ended December 31,
	2022		2021
	Oaktree Capital Group, LLC	Oaktree Consolidated Funds and Affiliates	Oaktree Capital Group, LLC	Oaktree Consolidated Funds and Affiliates
	($ in thousands)
Audit fees (1)	$3,619	$645	$3,888	$699
Audit-related fees (2)	754	212	305	206
Tax fees (3)	6,789	1,420	6,308	664

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
(2)    Audit-related fees include fees associated with examinations of operating controls at our investment adviser, accounting consultations related to the potential impact of future transactions or events, including the adoption of new accounting standards, due diligence services related to acquisitions and attestation services not required by statute or regulation.
(3)    Tax fees consist of fees related to tax compliance and tax advisory services. Tax fees in 2022 include $4,408 for tax compliance services and $3,801 for tax advisory services. Tax fees in 2021 include $3,447 for tax compliance services and $3,525 for tax advisory services.
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
Date: March 21, 2023

Oaktree Capital Group, LLC
By:	/s/ Daniel D. Levin
Name:	Daniel D. Levin

Title:	Chief Financial Officer and Authorized Signatory
 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on this 21st day of March 2023:

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

3.2
Sixth Amended and Restated Operating Agreement of the registrant dated as of March 20, 2023 (including Unit Designation, dated as of November 16, 2015, Unit Designation with respect to the Series A Preferred Units, dated May 17, 2018, and Unit Designation with respect to the Series B Preferred Units, dated August 9, 2018). †

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

4.21
Note and Guaranty Agreement, dated as of March 30, 2022, by and among Oaktree Capital I, L.P., Oaktree Capital Management, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P. and each of the purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 5, 2022).

4.22	Form of 2.20% Senior Notes, Series A, due June 8, 2032 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 5, 2022).

4.23	Form of 2.40% Senior Notes, Series B, due June 8, 2034 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 5, 2022).

4.24	Form of 2.58% Senior Notes, Series C, due June 8, 2037 (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 5, 2022).

10.1
Fifth Amended and Restated Limited Partnership Agreement of Oaktree Capital I, L.P., dated as of March 20, 2023 (including Unit Designation with respect to the Series A Preferred Mirror Units of Oaktree Capital I, L.P., dated May 17, 2018, and Unit Designation with respect to the Series B Preferred Mirror Units of Oaktree Capital I, L.P., dated August 9, 2018). †

10.2
Restructuring Agreement, dated as of September 30, 2019, by and among Brookfield Asset Management Inc., Oaktree Capital Group, LLC, Berlin Merger Sub, LLC, Oslo Holdings LLC, Oslo Holdings Merger Sub LLC, Brookfield Holdings Canada Inc., Brookfield US Holdings, Inc., Brookfield US Inc., Atlas Holdings, LLC, Atlas OCM Holdings, LLC, Oaktree Capital Group Holdings, L.P. and the other parties thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed with the SEC on November 7, 2019).

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

10.4
Fourth Amended and Restated Exchange Agreement, dated as of February 22, 2023, by and among Atlas Top LLC, Atlas OCM Holdings, LLC, Oaktree Capital Group, LLC, OCM Holdings I, LLC, Oaktree New Holdings, LLC, Oaktree AIF Holdings II, LLC, Oaktree Holdings, Ltd., Oaktree Capital Group Holdings, L.P., Oaktree Capital I, L.P., Oaktree Capital II, L.P., Oaktree Capital Management, L.P., Oaktree Capital Management (Cayman), L.P., Oaktree AIF Investments, L.P., Oaktree Investment Holdings, L.P., OCGH ExchangeCo, L.P. and the other parties thereto. †

10.5
Services Agreement, dated as of February 24, 2020, between Oaktree Capital Management, L.P. and Oaktree Capital Group, LLC (incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 2, 2020).

10.6
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

10.6.1
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

10.6.2
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

10.6.3
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

10.6.4
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

10.6.5
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

10.6.6
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

10.6.7
Seventh Amendment to Credit Agreement, dated as of December 15, 2022, by and among Oaktree Capital Management, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P., Oaktree Capital I, L.P., the Lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent for the Lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 20, 2022).

10.6.8
Borrower Joinder Agreement, dated as of December 15, 2022, by and between Oaktree Capital Management (Cayman), L.P. and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 20, 2022).

10.7*
Seventh Amended and Restated Limited Partnership Agreement of Oaktree Fund GP I, L.P., dated as of June 30, 2021 (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 14, 2022).

10.8*
Amended and Restated Oaktree Capital Group, LLC 2011 Equity Incentive Plan (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on March 30, 2016).

10.9*
Form of Grant Agreement under the Oaktree Capital Group, LLC 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 27, 2015).

10.10*
Fourth Amended and Restated Employment Agreement by and among the Registrant, Oaktree Capital Management, L.P. and Jay S. Wintrob dated March 10, 2022 (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 14, 2022).

10.11*
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

10.11.1*
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

10.12*
Form of Oaktree Capital Group, LLC 2018 Class A Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 22, 2019).

10.13*
Form of Oaktree Capital Group Holdings, L.P. Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 9, 2016).

10.14*
Form of Oaktree Capital Group, LLC Class A Restricted Unit Award Agreement for Outside Directors (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 22, 2019).

10.15*
Oaktree Capital Group, LLC Long-Term Incentive Plan (incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021).

10.16*
Form of Award Agreement under the Oaktree Capital Group, LLC Long-Term Incentive Plan (incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021).

10.17*
Summaries of compensation for Daniel D. Levin and John B. Frank (incorporated by reference to sections C and D, respectively, under “Executive Compensation-Compensation Discussion and Analysis-Compensation of the Individual NEOs” on pages 135-142 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 21, 2023).

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