Form 10-K/A
period 2022-12-31
Oaktree Capital Group, LLC
filed 2023-04-13
CIK 1403528

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
As of March 20, 2023, there were 103,080,160 Class A units and 57,035,761 Class B units of the registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

Auditor Name	Auditor Location	PCAOB ID
Ernst & Young LLP	Los Angeles, California	42

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Oaktree Capital Group, LLC (the “Company”) for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission on March 21, 2023 (the “Original Filing”). This Amendment is being filed for the sole purposes of (i) replacing Exhibit 10.1 to the Original Filing to correct an administrative error that resulted in parts of the exhibit being inadvertently omitted from the Original Filing, (ii) replacing Exhibit 3.2 with an identical version in HTML format and (iii) amending “Item 15. Exhibits, Financial Statement Schedules” under Part IV of the Original Filing to insert the new certifications referenced in the paragraph immediately below as Exhibit 31.3 and Exhibit 31.4 and identify the exhibits that are being filed with this Amendment. Except as noted above, this Amendment does not update or modify any disclosures in or reflect any events occurring after the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing.
In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. As no financial statements have been included in this Amendment and it does not contain or amend any disclosure with respect to Items 307 or 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

Item 15. Exhibits, Financial Statement Schedules
(a)    The following documents are filed as part of this report:
(1)Financial statements: Please see Item 8 of the Original Filing.
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
Date: April 13, 2023

Oaktree Capital Group, LLC
By:	/s/ Daniel D. Levin
Name:	Daniel D. Levin

Title:	Chief Financial Officer and Authorized Signatory

EXHIBITS INDEX

Exhibit No.	Description of Exhibit

3.1	Restated Certificate of Formation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on June 17, 2011).

3.2†
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

10.1†
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

21.1#	Subsidiaries of the Registrant.

23.1#	Consent of Ernst & Young LLP.

31.1#	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3†	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4†	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2#	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS#	XBRL Instance Document.

101.SCH#	XBRL Taxonomy Extension Schema Document.

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.

 *    Management contract or compensatory plan or arrangement.
#    Previously filed or furnished with the Original Filing.
†    Filed herewith.