Form 10-Q
period 2023-03-31
Oaktree Capital Group, LLC
filed 2023-05-15
CIK 1403528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
FORM 10-Q
________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of May 11, 2023, there were 109,198,991 Class A units and 50,916,930 Class B units of the registrant outstanding.

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
Any forward-looking statements and information speak only as of the date of this quarterly report or as of the date they were made, and except as required by law, OCG does not undertake any obligation to update forward-looking statements and information. For a more detailed discussion of these factors, also see the information under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in OCG’s most recent report on Form 10-K for the year ended December 31, 2022 (our “annual report”), and in this quarterly report, and in each case any material updates to these factors contained in any of OCG’s future filings.
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
“assets under management,” or “AUM,” generally refers to the sum of (i) the assets Oaktree manages and equals the NAV (as defined below) of the assets Oaktree manages, (ii) the leverage on which management fees are charged, (iii) the undrawn capital that Oaktree is entitled to call from investors in the funds pursuant to their capital commitments, (iv) investment proceeds held in trust for use in investment activities, (v) Oaktree’s pro rata portion of AUM managed by DoubleLine Capital LP and its affiliates (“DoubleLine”), in which Oaktree holds a minority ownership interest, and (vi) 100% of the AUM managed by 17 Capital LLP and its affiliates in which Oaktree acquired a majority ownership interest in 2022. For Oaktree’s collateralized loan obligation vehicles, AUM represents the aggregate par value of collateral assets and principal cash; for Oaktree’s BDCs, gross assets (including assets acquired with leverage), net of cash; for Oaktree’s special purpose acquisition companies (“SPACs”), the proceeds of any initial public offering held in trust for use in a business combination; and for DoubleLine funds, NAV. Oaktree’s AUM amounts include AUM for which Oaktree charges no management fees. Oaktree’s definition of AUM is not based on any definition contained in our operating agreement or the agreements governing the funds that Oaktree manages. Oaktree’s calculation of AUM and the AUM-related metric described below may not be directly comparable to the AUM metrics of other investment managers.
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
“senior executives” refers collectively to Howard S. Marks, Bruce A. Karsh, Jay S. Wintrob, John B. Frank and Sheldon M. Stone.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Financial Condition (Unaudited)
($ in thousands)

	As of
	March 31, 2023	December 31, 2022
Assets
Cash and cash-equivalents	$163,450	$9,514
Corporate investments (includes $93,462 and $108,159 measured at fair value as of March 31, 2023 and December 31, 2022, respectively)	1,197,356	1,191,504
Due from affiliates	30,014	207,874
Other assets	79,913	51,008
Assets of consolidated funds:
Cash and cash-equivalents	299,158	166,616
Investments, at fair value	4,210,578	3,908,613
Dividends and interest receivable	30,693	26,029
Due from brokers	2,647	37,375
Receivable for securities sold	31,892	3,387
Derivative assets, at fair value	9,743	10,737
Other assets, net	52,008	42,232
Total assets	$6,107,452	$5,654,889
Liabilities and Unitholders’ Capital
Liabilities:
Accrued compensation expense	$114,770	$124,253
Accounts payable, accrued expenses and other liabilities	3,230	4,483
Due to affiliates	15,806	36,164
Debt obligations (Note 8)	217,040	212,195
Liabilities of consolidated funds:
Accounts payable, accrued expenses and other liabilities	14,863	8,985
Payables for securities purchased	131,980	153,439
Derivative liabilities, at fair value	14,088	24,022
Distributions payable	1,528	1,437
Borrowings under credit facilities	699,053	1,000,859
Total liabilities	1,212,358	1,565,837
Commitments and contingencies (Note 13)
Non-controlling redeemable interests in consolidated funds	2,788,199	2,182,414
Unitholders’ capital:
Series A preferred units, 7,200,000 units issued and outstanding as of March 31, 2023 and December 31, 2022	173,669	173,669
Series B preferred units, 9,400,000 units issued and outstanding as of March 31, 2023 and December 31, 2022	226,915	226,915
Class A units, no par value, unlimited units authorized, 103,080,160 and 103,080,160 units issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Class B units, no par value, unlimited units authorized, 57,035,761 and 56,922,688 units issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Paid-in capital	1,055,871	908,142
Retained earnings	283,706	246,353
Accumulated other comprehensive loss	(9,123)	(9,101)
Unitholders’ capital attributable to Oaktree Capital Group, LLC	1,731,038	1,545,978
Non-controlling interests in consolidated subsidiaries	375,857	360,660
Total unitholders’ capital	2,106,895	1,906,638
Total liabilities and unitholders’ capital	$6,107,452	$5,654,889
Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per unit amounts)

	Three months ended March 31,
	2023	2022
Revenues:
Management fees	$—	$60,431
Incentive income	59,401	2,599
Total revenues	59,401	63,030
Expenses:
Compensation and benefits	(91)	(44,089)
Equity-based compensation	—	(1,497)
Incentive income compensation	(58,538)	(4,957)
Total compensation and benefits expense	(58,629)	(50,543)
General and administrative	(1,924)	(5,038)
Depreciation and amortization	—	(583)
Consolidated fund expenses	(14,136)	(24,802)
Total expenses	(74,689)	(80,966)
Other income (loss):
Interest expense	(16,549)	(39,191)
Interest and dividend income	66,809	123,572
Net realized gain (loss) on consolidated funds’ investments	31,680	(89,225)
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	(25,182)	128,359
Investment income	51,722	11,741
Total other income	108,480	135,256
Income before income taxes	93,192	117,320
Income taxes	—	(3,697)
Net income	93,192	113,623
Less:
Net income attributable to non-controlling interests in consolidated funds	(27,734)	(98,943)
Net (income) loss attributable to non-controlling interests in consolidated subsidiaries	(19,700)	3,002
Net income attributable to Oaktree Capital Group, LLC	45,758	17,682
Net income attributable to preferred unitholders	(6,829)	(6,829)
Net income attributable to Oaktree Capital Group, LLC Class A unitholders	$38,929	$10,853

Distributions declared per Class A unit	$0.11	$0.97
Net income per Class A unit (basic and diluted):
Net income per Class A unit	$0.39	$0.11
Weighted average number of Class A units outstanding	99,238	99,137

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three months ended March 31,
	2023	2022

Net income	$93,192	$113,623
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(36)	(593)
Other comprehensive loss, net of tax	(36)	(593)
Total comprehensive income	93,156	113,030
Less:
Comprehensive income attributable to non-controlling interests in consolidated funds	(27,734)	(98,943)
Comprehensive (income) loss attributable to non-controlling interests in consolidated subsidiaries	(19,686)	3,228
Comprehensive income attributable to OCG	45,736	17,315
Comprehensive income attributable to preferred unitholders	(6,829)	(6,829)
Comprehensive income attributable to OCG Class A unitholders	$38,907	$10,486

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$93,192	$113,623
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income	(51,722)	(11,741)
Depreciation and amortization	—	583
Equity-based compensation	—	1,497
Net realized and unrealized gain from consolidated funds’ investments	(6,498)	(39,134)
Accretion of original issue and market discount of consolidated funds’ investments, net	(7,819)	(7,223)
Distributions of investment income and settlements of derivative instruments	(10,687)	10,898
Other non-cash items	(35)	—
Cash flows due to changes in operating assets and liabilities:
Decrease in deferred tax assets	—	505
Decrease (Increase) in other assets	(975)	4,942
Decrease in net due from affiliates	164,302	312,556
Decrease in accrued compensation expense	(9,483)	(105,324)
Decrease in accounts payable, accrued expenses and other liabilities	(1,252)	(3,145)
Cash flows due to changes in operating assets and liabilities of consolidated funds:
Increase in dividends and interest receivable	(4,696)	(11,352)
Decrease (increase) in due from brokers	34,749	(39,158)
Increase in receivables for securities sold	(28,500)	(44,608)
Decrease (increase) in other assets	(9,606)	12,401
Decrease in accounts payable, accrued expenses and other liabilities	(977)	(10,383)
Increase (decrease) in payables for securities purchased	(21,333)	19,641
Purchases of securities	(1,369,074)	(3,092,034)
Proceeds from maturities and sales of securities	1,073,860	2,185,654
Net cash (used) provided in operating activities	(156,554)	(701,802)
Cash flows from investing activities:
Purchases of U.S. Treasury and other securities	—	(4,425)
Corporate investments in funds and companies	(43,547)	(21,922)
Distributions and proceeds from corporate investments in funds and companies	71,563	14,031
Purchases of fixed assets	—	(96)
Net cash (used) provided by investing activities	28,016	(12,412)

(continued)

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) — (Continued)
(in thousands)

	Three months ended March 31,
	2023	2022
Cash flows from financing activities:
Capital contributions, net	$149,214	$111,211
Distributions to Class A unitholders	(1,576)	(94,964)
Distributions to OCGH unitholders	(6,274)	(54,703)
Distributions to preferred unitholders	(6,829)	(6,829)
Cash flows from financing activities of consolidated funds:
Contributions from non-controlling interests	606,515	533,419
Distributions to non-controlling interests	(29,533)	(89,928)
Proceeds from debt obligations issued by CLOs	—	528,876
Payment of debt issuance costs	—	(2,275)
Repayment on debt obligations issued by CLOs	—	(237,540)
Borrowings on credit facilities	50,300	242,749
Repayments on credit facilities	(352,101)	(220,637)
Net cash provided by financing activities	409,716	709,379
Effect of exchange rate changes on cash	5,300	3,686
Net (decrease) increase in cash and cash-equivalents	286,478	(1,149)
Cash and cash-equivalents, beginning balance	176,130	1,159,119
Cash and cash-equivalents, ending balance	$462,608	$1,157,970

Reconciliation of cash and cash-equivalents
Cash and cash-equivalents – Oaktree	$163,450	$121,325
Cash and cash-equivalents – consolidated funds	299,158	1,036,645
Total cash and cash-equivalents	$462,608	$1,157,970

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Changes in Unitholders’ Capital (Unaudited)
(in thousands)

	Oaktree Capital Group, LLC							Non-controlling Interests in Consolidated Subsidiaries	Total Unitholders’ Capital
	Class A Units	Class B Units	Series A Preferred Units	Series B Preferred Units	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)

Unitholders’ capital as of December 31, 2022	103,081	56,922	$173,669	$226,915	$908,142	$246,353	$(9,101)	$360,660	$1,906,638
Activity for the three months ended:
Net issuance of units	—	122	—	—	—	—	—	—	—
Cancellation of units associated with forfeitures	—	(9)	—	—	—	—	—	—	—
Capital contributions	—	—	—	—	150,000	—	—	—	150,000
Equity reallocation between controlling and non-controlling interests	—	—	—	—	(2,271)	—	—	1,785	(486)
Capital increase related to equity-based compensation	—	—	—	—	—	—	—	—	—
Distributions declared	—	—	(2,981)	(3,848)	—	(1,576)	—	(6,274)	(14,679)
Net income	—	—	2,981	3,848	—	38,929	—	19,700	65,458
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(22)	(14)	(36)
Unitholders’ capital as of March 31, 2023	103,081	57,035	$173,669	$226,915	$1,055,871	$283,706	$(9,123)	$375,857	$2,106,895

	Oaktree Capital Group, LLC							Non-controlling Interests in Consolidated Subsidiaries	Total Unitholders’ Capital
	Class A Units	Class B Units	Series A Preferred Units	Series B Preferred Units	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)

Unitholders’ capital as of December 31, 2021	99.137	60.783	$173,669	$226,915	$1,011,333	$251,791	$(3,334)	$612,228	$2,272,602
Activity for the three months ended:
Net issuance of units	—	3	—	—	—	—	—	—	—
Cancellation of units associated with forfeitures	—	(7)	—	—	—	—	—	—	—
Capital contributions	—	—	—	—	112,500	—	—	—	112,500
Equity reallocation between controlling and non-controlling interests	—	—	—	—	14,275	—	—	(15,564)	(1,289)
Capital increase related to equity-based compensation	—	—	—	—	929	—	—	569	1,498
Distributions declared	—	—	(2,981)	(3,848)	—	(96,591)	—	(55,700)	(159,120)
Net income	—	—	2,981	3,848	—	10,853	—	(3,002)	14,680
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(367)	(226)	(593)
Unitholders’ capital as of March 31, 2022	99.137	56.783	$173,669	$226,915	$1,139,037	$166,053	$(3,701)	$538,305	$2,240,278

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2023
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
Oaktree Capital Group, LLC is a Delaware limited liability company that was formed on April 13, 2007. The Company’s issued and outstanding member interests are divided into certain classes and series of units. The Company’s outstanding units are held by (i) an affiliate of Brookfield Corporation (formerly known as Brookfield Asset Management, Inc.) (“Brookfield”) as the sole holder of the Company’s Class A common units, (ii) preferred unitholders as the holders of Series A and Series B preferred units listed on the NYSE, which represent only the right to receive certain distributions from the Company and such other rights as are specified in the relevant preferred unit designations, and (iii) Oaktree Capital Group Holdings, L.P. (“OCGH”) as the sole holder of the Company’s Class B common units, which units do not represent an economic interest in the Company. OCGH is owned by Oaktree’s senior executives, current and former employees, and certain other investors (collectively, the “OCGH unitholders”). Subject to the operating agreement of the Company, to the extent the approval of any matter requires the vote of the Company’s unitholders, the Class A units are entitled to one vote per unit and the Class B units are entitled to ten votes per unit, voting together as a single class.
The Company’s current ownership and operational structure were the results of certain mergers with affiliates of Brookfield completed on September 30, 2019 (the “Mergers”) and subsequent restructurings completed on October 1, 2019 in connection with the Mergers (the “2019 Restructuring”) and on November 30, 2022 (“Effective Date”) in connection with an internal Oaktree reorganization to facilitate the separation of Brookfield’s capital business and asset management business (the “2022 Restructuring”). See Part I, Item I included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”) on March 2, 2020 for more information regarding the Mergers and the 2019 Restructuring. See Item 1.01 of the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2022 for more information about the 2022 Restructuring.
The Oaktree business is conducted through a group of six operating entities collectively referred to as the “Oaktree Operating Group.” The Oaktree Operating Group consists of: (i) Oaktree Capital I, L.P. (“Oaktree Capital I”), which acts as or controls the general partner of certain Oaktree funds and which holds a majority of Oaktree’s investments in its funds; (ii) Oaktree Capital II, L.P. (“Oaktree Capital II”), a series limited partnership which acts as or controls the general partner of certain Oaktree funds and which includes Oaktree’s investments in certain funds and other businesses, including Oaktree’s investment in DoubleLine Capital, L.P., (iii) OCM, (iv) Oaktree Capital Management (Cayman), L.P. (“OCM Cayman”), which represents Oaktree’s non-U.S. fee business; (v) Oaktree Investment Holdings, L.P. (“Oaktree Investment Holdings”), which holds certain corporate investments in other entities and (vi) Oaktree AIF Investments, L.P. (“Oaktree AIF”), which primarily holds interests in certain Oaktree fund investments for regulatory and structuring purposes.
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
March 31, 2023
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
Subsequent to the 2022 Restructuring, the Company operates its business, in part, with service or subadvisory agreements that cover investment management and other supporting services either provided to, or provided by, OCM, OCM Cayman or their respective subsidiaries acting in their respective capacities as the investment manager of Oaktree funds. Prior to the 2022 Restructuring, the Company’s employees directly provided investment management and administrative support for its non-U.S. fee-based operations, while providing investment management, marketing and administrative services to OCM. The Company received fees from OCM for providing these services and paid fees to OCM based on the cost of administrative services it provides to the Company, including portions of certain of the Company’s executive officers’ compensation. Subsequent to the 2022 Restructuring, the Company will no longer receive such fee-based income from OCM but will continue to pay fees to OCM for services it provides to the Company.
Subsequent to the 2022 Restructuring, the Company’s revenue will continue to include the incentive income generated by certain funds that OCM manages for which the Company acts as general partners and the investment income earned from the investments the Company makes in Oaktree funds, third-party funds and other companies. Investment income generally reflects the investment return on a mark-to-market basis and the Company’s equity participation on the amounts that it invests in Oaktree and third-party funds.
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
These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 21, 2023.
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
March 31, 2023
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
March 31, 2023
($ in thousands, except where noted)
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
Non-controlling Interests in Consolidated Subsidiaries
Non-controlling interests in consolidated subsidiaries reflect the portion of unitholders’ capital attributable to OCGH unitholders (“OCGH non-controlling interest”) and third parties. All non-controlling interests in consolidated subsidiaries are attributed a share of income or loss in the respective consolidated subsidiary based on the relative economic interests of the OCGH unitholders or third parties after consideration of contractual arrangements that govern allocations of income or loss. Please see note 10 for more information.
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
March 31, 2023
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
March 31, 2023
($ in thousands, except where noted)
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
At March 31, 2023 and December 31, 2022, the Company had cash balances with financial institutions in excess of Federal Deposit Insurance Corporation insured limits. The Company monitors the credit standing of these financial institutions.
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
Revenue Recognition
The Company earns income from the investment advisory services it provides to its customers. Revenue is recognized when control of the promised services is transferred to customers in an amount that reflects the consideration the Company expects to receive in exchange for those services. The Company typically enters into contracts with investment funds to provide investment management and administrative services. These services are generally capable of being distinct and each is accounted for as separate performance obligations comprised of distinct service periods because the services are performed over time. The Company determined that for accounting purposes, based on certain facts and circumstances specific to each investment fund structure, that

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2023
($ in thousands, except where noted)
either the investment fund or individual investors may be considered the customer with respect to commingled funds, while the individual investors are the customers with respect to separate account and fund-of-one vehicles.
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
March 31, 2023
($ in thousands, except where noted)
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
The Company analyzes its tax filing positions for all open tax years in all of the U.S. federal, state and local tax jurisdictions where it is required to file income tax returns. If the Company determines that uncertainties in tax positions exist, a reserve is established. The Company recognizes accrued interest and penalties related to uncertain tax positions within income tax expense in the condensed consolidated statements of operations.
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
March 31, 2023
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
March 31, 2023
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
March 31, 2023
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
March 31, 2023
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
Effects of 2022 Restructuring

As a result of the 2022 Restructuring, including the deconsolidation of OCM Cayman and reconsideration of the primary beneficiary of the CLOs, certain accounts related to OCM Cayman and the CLOs are no longer included in the Company’s consolidated financial statements for the three months ended March 31, 2023. The effects of the 2022 Restructuring are summarized as follows:

•The Company’s management fees consisted primarily of fees earned from funds managed by OCM Cayman and sub-advisory fees for services provided to OCM. Subsequent to the 2022 Restructuring, the Company no longer earns management or sub-advisory fees.

•Since the Company’s employees were all employees of OCM Cayman, the Company no longer incurs compensation and benefits expense that is not directly related to incentive income (including salaries, bonuses, compensation based on management fees or a definition of profits, employee benefits, payroll taxes, phantom equity awards, and awards under the long-term incentive plan) or equity-based compensation expense. Compensation and benefits expense subsequent to the 2022 Restructuring represents compensation to our board of directors.

•All of the Company’s lease contracts were obligations of OCM Cayman or its subsidiaries. Accordingly, the Company no longer incurs lease associated costs and no longer reflects right-of-use assets or operating lease liabilities in its statement of financial condition.

•The Company’s furniture and equipment, capitalized software and office leasehold improvements were all associated with OCM Cayman and deconsolidated in conjunction with the 2022 Restructuring. Accordingly, the Company no longer recognizes depreciation or amortization expense.

•While Oaktree Capital I is a non-corporate entity that is not subject to U.S. federal corporate income tax, OCM Cayman has certain subsidiaries that are taxable in non-U.S. jurisdictions. Subsequent to the 2022 Restructuring, the tax balances related to OCM Cayman were deconsolidated and the Company will no longer incur income tax expense.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2023
($ in thousands, except where noted)
•Since OCM Cayman included the Company’s foreign subsidiaries with non-U.S. dollar functional currencies, the Company no longer has foreign operations. Prior to the 2022 Restructuring, translation adjustments were included in other comprehensive income (loss) within the condensed consolidated statements of operations.

•The Company no longer consolidates the financial assets and liabilities of the CLOs as their direct ownership interests are held by OCM Cayman. Prior to the 2022 Restructuring, the Company had elected the fair value option for the financial assets and financial liabilities of the consolidated CLOs, which were primarily reflected within investments, at fair value and within debt obligations of CLOs line items in the condensed consolidated statements of financial condition.

See Part II, Item 8, Note 2 and Note 11 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) on March 21, 2023 for disclosure of the Company’s accounting policies with respect to (i) revenue recognition for management fees, (ii) compensation and benefits, including equity-based compensation; (iii) leases; (iv) depreciation and amortization; (v) income taxes; (vi) foreign currency translation; and (vii) election of the fair value option and related measurement of the financial assets and liabilities of the CLOs.
Recent Accounting Developments
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The amendments in this update clarify the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual sale restrictions and introduce new disclosure requirements related to such equity securities. The amendments are effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its condensed consolidated financial statements.
In March 2020, the Financial Accounting Standards Board (“FASB”) issued guidance which provides temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance is effective upon issuance and generally may be elected over time through December 31, 2024. The Company has not adopted any of the optional expedients or exceptions through March 31, 2023, but will continue to evaluate the possible adoption (including potential impact) of any such expedients or exceptions during the effective period as circumstances evolve.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2023
($ in thousands, except where noted)
3. REVENUES
Prior to the 2022 Restructuring, the Company provided investment management services to funds and separate accounts. The Company earned revenues from the management fees generated by the funds that it managed and earns incentive income generated by the funds, for which it serves as general partner. Additionally, for acting as a sub-investment manager, or sub-advisor, to certain Oaktree funds, the Company earned sub-advisory fees. Under certain subsidiary services agreements, the Company provided certain investment and marketing related services to Oaktree affiliated entities. Revenues are affected by economic factors related to the asset class composition of the holdings and the contractual terms such as the basis for calculating the management fees and investors’ ability to redeem. As a result of the 2022 Restructuring, management fees and sub-advisory fees are no longer earned by the Company due to the deconsolidation of OCM Cayman. Revenues by fund structure and sub-advisory fees are set forth below.

	Three months ended March 31,
	2023	2022
Management Fees
Closed-end	$—	$1,382
Open-end	—	1,370
Sub-advisory fees	—	57,679
Total	$—	$60,431

	Three months ended March 31,
	2023	2022
Incentive Income
Closed-end	$59,099	$2,255
Evergreen	302	344
Total	$59,401	$2,599
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

The table below sets forth contract balances for the periods indicated:

	As of
	March 31, 2023	December 31, 2022

Receivables	$23,668	$8,471
Contract assets (1)	—	194,707

(1)    The changes in the balances primarily relate to accruals, net of payments received.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2023
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
Consolidated VIEs
As of March 31, 2023, the Company consolidated 9 VIEs that are funds managed by Oaktree for which it was the primary beneficiary. As of December 31, 2022, the Company consolidated 9 VIEs.
As of March 31, 2023, the assets and liabilities of the 9 consolidated VIEs amounted to $4.6 billion and $0.9 billion, respectively. The assets of these consolidated VIEs primarily consisted of investments in debt and equity securities. The assets of these VIEs may be used only to settle obligations of the same VIE. In addition, there is no recourse to the Company for the VIEs’ liabilities. As of March 31, 2023, the Company’s investments in consolidated VIEs had a carrying value of $987.0 million, which represented its maximum risk of loss as of that date.
Unconsolidated VIEs
The Company holds variable interests in certain VIEs in the form of direct equity interests that are not consolidated. It is not the primary beneficiary because its fee arrangements are considered at-market and it does not hold interests in those entities that are considered more than insignificant.
The carrying value of the Company’s investments in VIEs that were not consolidated are shown below.

	Carrying Value as of
	March 31, 2023	December 31, 2022

Corporate investments	$992,104	$976,569
Due from affiliates	24,843	200,498
Maximum exposure to loss	$1,016,947	$1,177,067

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2023
($ in thousands, except where noted)
5. INVESTMENTS
Corporate Investments
Corporate investments consisted of the following:

	As of
Corporate Investments	March 31, 2023	December 31, 2022

Equity-method investments:
Funds	$1,102,622	$1,082,069
Companies	1,272	1,276
Other investments, at fair value	93,462	108,159
Total corporate investments	$1,197,356	$1,191,504
The components of investment income (loss) are set forth below:

	Three months ended March 31,
Investment Income (Loss)	2023	2022

Equity-method investments:
Funds	$26,122	$14,253
Companies	(3)	(646)
Other investments, at fair value	25,603	(1,866)
Total investment income	$51,722	$11,741
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
Each reporting period, the Company evaluates each of its equity-method investments to determine if any are considered significant, as defined by the SEC. For the three months ended March 31, 2023, no individual equity-method investment met the significance criteria.
Summarized financial information of the Company’s equity-method investments is set forth below.

	Three months ended March 31,
Statements of Operations	2023	2022
Revenues / investment income	$1,176,631	$840,605
Interest expense	(147,966)	(54,290)
Other expenses	(239,798)	(220,991)
Net realized and unrealized gain on investments	325,585	986,800
Net income	$1,114,452	$1,552,124
Other Investments, at Fair Value

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2023
($ in thousands, except where noted)
Other investments, at fair value primarily consist of (a) investments in certain Oaktree and non-Oaktree funds, (b) non-investment grade debt securities, (c) equities received as part of our sponsorship of SPACs, and (d) derivatives utilized to hedge the Company’s exposure to investment income earned from its funds.
The following table summarizes net gains (losses) attributable to the Company’s other investments:

	Three months ended March 31,
	2023	2022

Realized gain (loss)	$1,069	$(91)
Net change in unrealized gain (loss)	24,534	(1,775)
Total gain (loss)	$25,603	$(1,866)

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2023
($ in thousands, except where noted)
Investments of Consolidated Funds
Investments, at Fair Value
Investments held and securities sold short by the consolidated funds are summarized below:

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
United States:
Debt securities:
Communication services	$67,981	$100,995	1.6%	2.6%
Consumer discretionary	129,065	127,170	3.1	3.3
Consumer staples	22,127	23,542	0.5	0.6
Energy	174,682	79,573	4.1	2.0
Financials	300,523	217,878	7.1	5.6
Health care	113,307	111,005	2.7	2.8
Industrials	223,450	206,479	5.3	5.3
Information technology	107,790	136,714	2.6	3.5
Materials	111,986	118,578	2.7	3.0
Real estate	162,536	182,643	3.9	4.7
Utilities	11,384	11,850	0.3	0.3
Other	197,708	1,890	4.7	—
Total debt securities (cost:$1,746,319 and $1,437,262 as of March 31, 2023 and December 31, 2022, respectively)	1,622,539	1,318,317	38.5	33.7
Equity securities:
Communication services	68,814	64,621	1.6	1.7
Consumer discretionary	133,902	133,104	3.2	3.4
Energy	454,797	482,984	10.8	12.4
Financials	179,256	181,980	4.3	4.7
Health care	26,120	26,191	0.6	0.7
Industrials	322,192	308,514	7.7	7.9
Information technology	14,702	14,107	0.3	0.4
Materials	899	899	0.0	—
Utilities	93,632	98,335	2.2	2.5
Total equity securities (cost: $1,022,980 and $1,000,922 as of March 31, 2023 and December 31, 2022, respectively)	1,294,314	1,310,735	30.7	33.5
Real estate:
Real estate	3,103	1,796	0.1	—
Financials	—	—	—	—
Total real estate securities (cost: $3,014 and $1,797 as of March 31, 2023 and December 31, 2022, respectively)	3,103	1,796	0.1	—

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2023
($ in thousands, except where noted)

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Europe:
Debt securities:
Communication services	$109,740	$103,068	2.6%	2.7%
Consumer discretionary	19,398	13,997	0.5	0.4
Consumer staples	8,355	8,024	0.2	0.2
Energy	1,539	1,097	0.0	0.0
Financials	27,865	35,091	0.7	0.9
Health care	7,009	8,178	0.2	0.2
Industrials	14,547	12,384	0.3	0.3
Information technology	4,167	4,583	0.1	0.1
Materials	11,028	10,920	0.3	0.3
Real estate	14,385	12,888	0.3	0.3
Utilities	5,220	5,102	0.1	0.1
Other	2,513	2,484	0.1	0.1
Total debt securities (cost: $229,088 and $230,090 as of March 31, 2023 and December 31, 2022, respectively)	225,766	217,816	5.4	5.6
Equity securities:
Consumer discretionary	134,031	130,868	3.2	3.3
Financials	33,189	31,701	0.8	0.8
Health care	3	9	0.0	—
Industrials	56,893	53,790	1.4	1.4
Materials	24,282	24,282	0.6	0.6
Real estate	33,193	25,622	0.8	0.7
Total equity securities (cost: $250,259 and $241,129 as of March 31, 2023 and December 31, 2022, respectively)	281,591	266,272	6.8	6.8
Real estate:
Real estate	82,202	72,675	2.0	1.9
Total real estate securities (cost: $75,167 and $69,100 as of March 31, 2023 and December 31, 2022, respectively)	82,202	72,675	2.0	1.9
Asia and other:
Debt securities:
Communication services	3,075	5,419	0.1	0.1
Consumer discretionary	4,347	5,641	0.1	0.1
Consumer staples	19,399	19,125	0.5	0.5
Energy	12,598	9,163	0.3	0.2
Financials	7,159	8,344	0.2	0.2
Health care	2,899	2,837	0.1	0.1
Industrials	3,650	3,754	0.1	0.1
Information technology	1,067	695	0.0	0.0
Materials	113,278	113,784	2.7	2.9
Real estate	403,630	328,343	9.6	8.4
Utilities	4,324	5,602	0.1	0.1
Other	1,439	59,998	0.0	1.5
Total debt securities (cost: $602,056 and $581,467 as of March 31, 2023 and December 31, 2022, respectively)	576,865	562,705	13.9	14.4

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2023
($ in thousands, except where noted)

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Asia and other:
Equity securities:
Energy	$5,867	$7,581	0.1%	0.2%
Industrials	80,885	113,270	1.9	2.9
Real estate	32,916	32,916	0.8	0.8
Utilities	4,530	4,530	0.1	0.1
Total equity securities (cost: $712,835 and $722,128 as of March 31, 2023 and December 31, 2022, respectively)	124,198	158,297	2.8	4.0

Total debt securities	2,425,170	2,098,838	57.6	53.7
Total equity securities	1,700,103	1,735,304	40.3	44.4
Total real estate	85,305	74,471	2.1	1.9
Total investments, at fair value	$4,210,578	$3,908,613	100.0%	100.0%
As of March 31, 2023 and December 31, 2022, no single issuer or investment had a fair value that exceeded 5% of our total consolidated net assets.
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
The following table summarizes net gains (losses) from investment activities:

	Three months ended March 31,
	2023		2022
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Investments and other financial instruments	$30,259	$(35,958)	$(90,055)	$201,267
CLO liabilities (1)	—	—	(2,115)	(45,844)
Foreign-currency forward contracts (2)	(1,614)	(3,984)	956	2,928
Total-return and interest-rate swaps (2)	(5)	(12)	(3,984)	(32,833)
Options and futures (2)	432	(398)	5,973	1,983
Commodity swaps (2)	2,608	15,170	—	—
Warrants (2)	—	—	—	858
Total	$31,680	$(25,182)	$(89,225)	$128,359

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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2023
($ in thousands, except where noted)
6. FAIR VALUE
Fair Value of Financial Assets and Liabilities
The short-term nature of cash and cash-equivalents, receivables and accounts payable causes each of their carrying values to approximate fair value. The fair value of short-term investments included in cash and cash-equivalents is a Level I valuation. The Company’s other financial assets and financial liabilities by fair-value hierarchy level are set forth below. Please see notes 8 and 14 for the fair value of the Company’s outstanding debt obligations and amounts due from/to affiliates, respectively.

	As of March 31, 2023				As of December 31, 2022
	Level I	Level II	Level III(1)	Total	Level I	Level II	Level III	Total
Assets
Corporate investments	$88,415	$1,129	$3,455	$92,999	$109,078	$1,172	$8,470	$118,720
SPAC common stock and sponsor earn-out shares included in other assets	29,025	—	2,303	31,328	—	—	—	$—
Foreign-currency forward contracts included in corporate investments	—	692	—	692	—	1,279	—	1,279
Foreign-currency forward contracts included in other assets	—	—	—	—	—	12,061	—	12,061
Total assets	$117,440	$1,821	$5,758	$125,019	$109,078	$14,512	$8,470	$132,060

Liabilities
Foreign-currency forward contracts included in corporate investments	$—	$(229)	$—	$(229)	$—	$(11,840)	$—	$(11,840)
Foreign-currency forward contracts included in other liabilities	—	(648)	—	(648)	—	—	—	—
Total liabilities	$—	$(877)	$—	$(877)	$—	$(11,840)	$—	$(11,840)

(1)    The level III financial instrument represents SPAC sponsor earn-out shares. Those shares were valued using a Black-Scholes option pricing model and the significant unobservable input was volatility, which was 55%. The primary change of Level III financial instrument during the period was for the conversion of earn-out shares to common shares.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2023
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

	As of March 31, 2023				As of December 31, 2022
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Investments:
Corporate debt – bank debt	$—	$424,808	$962,316	$1,387,124	$—	$411,997	$702,497	$1,114,494
Corporate debt – all other	—	810,882	227,164	1,038,046	—	764,841	219,503	984,344
Equities – common stock	192,004	33,687	809,809	1,035,500	226,862	34,389	777,198	1,038,449
Equities – preferred stock	82,003	—	582,600	664,603	80,251	—	616,604	696,855
Real estate	—	—	85,305	85,305	—	—	74,471	74,471
Total investments	274,007	1,269,377	2,667,194	4,210,578	307,113	1,211,227	2,390,273	3,908,613
Derivatives:
Foreign-currency forward contracts	—	1,813	—	1,813	—	9,758	—	9,758
Swaps	7,503	115	—	7,618	—	700	—	700
Options and futures	312	—	—	312	279	—	—	279
Total derivatives	7,815	1,928	—	9,743	279	10,458	—	10,737
Total assets	$281,822	$1,271,305	$2,667,194	$4,220,321	$307,392	$1,221,685	$2,390,273	$3,919,350

Liabilities
Derivatives:
Foreign-currency forward contracts	—	(13,232)	—	(13,232)	—	(16,356)	—	(16,356)
Swaps	—	(38)	—	(38)	(7,666)	—	—	(7,666)
Options and futures	(818)	—	—	(818)	—	—	—	—
Total derivatives	(818)	(13,270)	—	(14,088)	(7,666)	(16,356)	—	(24,022)
Total liabilities	$(818)	$(13,270)	$—	$(14,088)	$(7,666)	$(16,356)	$—	$(24,022)

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2023
($ in thousands, except where noted)
The following tables set forth a summary of changes in the fair value of Level III investments:

	Corporate Debt – Bank Debt	Corporate Debt – All Other	Equities – Common Stock	Equities – Preferred Stock	Real Estate	Total
Three months ended March 31, 2023
Beginning balance	$702,497	$219,503	$777,198	$616,604	$74,471	$2,390,273
Transfers into Level III	159	5,421	—	—	—	5,580
Transfers out of Level III	(4,473)	(978)	—	—	—	(5,451)
Purchases	278,808	657	44,992	4,191	7,286	335,934
Sales	(2,863)	—	(25,201)	(35,223)	—	(63,287)
Realized gain (losses), net	31	(228)	12,868	8,987	(2)	21,656
Unrealized appreciation (depreciation), net	(11,843)	2,789	(48)	(11,959)	3,550	(17,511)
Ending balance	$962,316	$227,164	$809,809	$582,600	$85,305	$2,667,194
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$(11,987)	$2,789	$(49)	$(11,959)	$3,552	$(17,654)
Three months ended March 31, 2022
Beginning balance	$597,188	$229,576	$581,748	$486,030	$33,834	$1,928,376
Transfers into Level III	4,407	1,412	—	—	—	5,819
Transfers out of Level III	(20,683)	(2,475)	(6)	—	—	(23,164)
Purchases	351,155	1,962	100,462	91,378	3,947	548,904
Sales	(65,804)	(7)	(43,063)	—	—	(108,874)
Realized gains (losses), net	2,888	(22)	(128,379)	—	—	(125,513)
Unrealized appreciation (depreciation), net	(1,857)	(5,956)	179,516	16,344	(894)	187,153
Ending balance	$867,294	$224,490	$690,278	$593,752	$36,887	$2,412,701
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$(486)	$(67)	$37	$(7)	$2	$(521)
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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2023
($ in thousands, except where noted)
The following table sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the consolidated funds’ Level III investments as of March 31, 2023:

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (1)(2)	Range	Weighted Average (3)

Credit-oriented investments:
Consumer discretionary:	$59,674	Discounted cash flow (6)	Discount rate	13% - 15%	13%
	316	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Energy:	32,282	Discounted cash flow (6)	Discount rate	13% - 20%	18%
	104,061	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	2,254	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Financials:	70,478	Discounted cash flow (6)	Discount rate	12% - 42%	19%
	12,744	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	670	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	7,840	Market approach (value of underlying assets)	Multiple of underlying assets (9)	0.9x - 1.0x	1.0x
Industrials	22,735	Discounted cash flow (6)	Discount rate	12% - 16%	13%
	—	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	21,643	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	35,531	Market approach (value of underlying assets)	Multiple of underlying assets (9)	0.9x - 1.0x	1.0x
Materials:	197,397	Discounted cash flow (6)	Discount rate	10% - 14%	12%
	—	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
Real estate:	4,735	Discounted cash flow (6)	Discount rate	9% - 9%	9%
	106,581	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	291,026	Market approach (value of underlying assets)	Multiple of underlying assets (9)	0.2x - 1.0x	0.9x
	40,137	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Other:	140,381	Discounted cash flow (6)	Discount rate	10% - 18%	13%
	(1,414)	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	40,408	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
Equity investments:
	108,463	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	220,395	Discounted cash flow (6)	Discount rate	12% - 22%	20%
	29,567	Discounted cash flow (6) / market approach (comparable companies) (7)	Discount rate	13% - 13%	13%
		Discounted cash flow (6) / market approach (comparable companies) (7)	Earnings multiple (10)	6.0x - 8.0x	7.0x
	310,874	Market approach (comparable companies) (7)	Earnings multiple (10)	5.0x - 20.0x	8.5x
	70,365	Market approach (comparable companies) (7)	Revenue multiple (8)	2.0x - 4.0x	3.0x
	75,505	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	577,240	Market approach (comparable companies) (4)	Multiple of underlying assets (9)	1.0x - 2.0x	1.0x
Real estate-oriented investments:
	70,669	Discounted cash flow (6)	Discount rate	23% - 25%	24%
	14,637	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
Total Level III investments	$2,667,194

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2023
($ in thousands, except where noted)
The following table sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the consolidated funds’ Level III investments as of December 31, 2022:

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (1)(2)	Range	Weighted Average (3)

Credit-oriented investments:
Consumer discretionary:	$43,934	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	293	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	16,062	Discounted cash flow (6)	Discount rate	12% – 15%	14%
Communication services:	67,500	Discounted cash flow (6)	Discount rate	12% – 13%	13%
	—	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	—	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
Energy:	32,765	Discounted cash flow (6)	Discount rate	13% – 21%	18%
	—	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	2,676	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Financials:	66,204	Discounted cash flow (6)	Discount rate	12% – 19%	15%
	12,880	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	6,143	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	0.9x – 1.0x	1.0x
Industrials:	9,875	Discounted cash flow (6)	Discount rate	12% – 15%	14%
	35,124	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	0.9x – 1.0x	1.0x
	4,527	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
Materials:	197,427	Discounted cash flow (6)	Discount rate	10% – 14%	12%
	—	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	—	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Real estate:	32,173	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	3,643	Discounted cash flow (6)	Discount rate	9% – 9%	9%
	302,179	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	0.76x – 1.0x	0.95x
	35,525	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Other:	(1,137)	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	22,732	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	31,474	Discounted cash flow (6)	Discount rate	10% – 18%	14%
Equity investments:
	74,329	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	582,299	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	0.9x – 1.1x	1.0x
	336,831	Market approach (comparable companies) (7)	Earnings multiple (10)	5x – 20x	9x
	214,172	Discounted cash flow (6)	Discount rate	12% – 21%	19%
	83,644	Market approach (comparable companies) (7)	Revenue multiple (8)	1x – 2x	1.81x
	27,347	Discounted cash flow (6) / market approach (comparable companies) (7)	Discount rate	14% – 14%	14%
	75,181	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Real estate-oriented:
	7,695	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	66,776	Discounted cash flow (6)	Discount rate	14% – 25%	18%
Total Level III investments	$2,390,273

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2023
($ in thousands, except where noted)

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
During the three months ended March 31, 2023 and 2022, there were no changes in the valuation techniques for Level III securities.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2023
($ in thousands, except where noted)
7. DERIVATIVES AND HEDGING
The fair value of freestanding derivatives consisted of the following:

	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
As of March 31, 2023
Foreign-currency forward contracts	$205,201	$692	$(229,336)	$(877)

As of December 31, 2022
Foreign-currency forward contracts	$221,836	$13,340	$(200,319)	$(11,840)
Realized and unrealized gains and losses arising from freestanding derivatives were recorded in the condensed consolidated statements of operations as follows:

	Three months ended March 31,
	2023	2022

Investment income	$(2,575)	$1,384
General and administrative expense (1)	—	988
Total gain (loss)	$(2,575)	$2,372

(1)    To the extent that the Company’s freestanding derivatives are utilized to hedge its foreign-currency exposure to investment income and management fees earned from consolidated funds, the related hedged items are eliminated in consolidation, with the derivative impact (a positive number reflects a reduction in expenses) reflected in consolidated general and administrative expense.
There were no derivatives outstanding that were designated as hedging instruments for accounting purposes as of March 31, 2023 and December 31, 2022.

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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2023
($ in thousands, except where noted)
The fair value of derivatives held by the consolidated funds consisted of the following:

	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
As of March 31, 2023
Foreign-currency forward contracts	$450,665	$1,813	$(40,602)	$(13,232)
Total-return and interest-rate and credit default swaps	105,075	7,618	(26,582)	(38)
Options and futures	85,986	312	(106,927)	(818)
Total	$641,726	$9,743	$(174,111)	$(14,088)

As of December 31, 2022
Foreign-currency forward contracts	$427,141	$9,758	$(52,531)	$(16,356)
Total-return and interest-rate and credit default swaps	12,604	700	(3,182)	(7,666)
Options and futures	378,042	279	(125,283)	—
Total	$817,787	$10,737	$(180,996)	$(24,022)

The impact of derivatives held by the consolidated funds in the condensed consolidated statements of operations was as follows:

	Three months ended March 31,
	2023		2022
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Foreign-currency forward contracts	$(1,614)	$(3,984)	$956	$2,928
Total-return and interest-rate and credit default swaps	(5)	(12)	(3,984)	(32,833)
Options and futures	432	(398)	5,973	1,983
Commodity swaps	2,608	15,170	—	—
Warrants	—	—	—	858
Total	$1,421	$10,776	$2,945	$(27,064)

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2023
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

	Gross Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of March 31, 2023		Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Foreign-currency forward contracts	$692	$229	$—	$463
Derivative assets of consolidated funds:
Foreign-currency forward contracts	1,813	—	—	1,813
Total-return and interest-rate and credit default swaps	7,618	—	—	7,618
Options and futures	312	—	—	312
Subtotal	9,743	—	—	9,743
Total	$10,435	$229	$—	$10,206

Derivative Liabilities:
Foreign-currency forward contracts	$(877)	$(229)	$—	$(648)
Derivative liabilities of consolidated funds:
Foreign-currency forward contracts	(13,232)	—	—	(13,232)
Total-return and interest-rate and credit default swaps	(38)	—	—	(38)
Options and futures	(818)	—	—	(818)
Subtotal	(14,088)	—	—	(14,088)
Total	$(14,965)	$(229)	$—	$(14,736)

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2023
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
March 31, 2023
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

	As of
	March 31, 2023	December 31, 2022
Senior unsecured notes
€50,000, 2.20%, issued in June 2022, payable on June 8, 2032	$54,566	$53,362
€75,000, 2.40%, issued in June 2022, payable on June 8, 2034	81,847	80,044
€75,000, 2.58%, issued in June 2022, payable on June 8, 2037	81,847	80,044
Total remaining principal	218,260	213,450
Less: Debt issuance costs	(1,220)	(1,255)
Total debt obligations, net	$217,040	$212,195
Oaktree Capital I Guaranty Agreements
As of March 31, 2023, OCM, Oaktree Capital I, Oaktree Capital II and Oaktree AIF are co-obligors and jointly and severally liable for all debt obligations listed below, while the debt obligations are reflected in the condensed consolidated financial statements based upon the entity that actually made the borrowing and received the related proceeds. Prior to 2022, OCM had historically been the only direct borrower or issuer under credit agreements and private placement notes with third parties and made all payments of principal and interest. The Company’s financial statements after the 2019 Restructuring generally do not reflect debt obligations, interest expense or related liabilities associated with OCM, Oaktree Capital II and Oaktree AIF. Subsequent to the 2022 Restructuring, the Company’s financial statements no longer reflect debt obligations, interest expense or related liabilities associated with OCM, OCM Cayman, Oaktree Capital II and Oaktree AIF.
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
Oaktree Capital I, along with certain other Oaktree Operating Group members as co-borrowers, are parties to a credit agreement with a subsidiary of Brookfield that provides for a subordinated credit facility maturing on May 19, 2023. The subordinated credit facility has a revolving loan commitment of $250 million and borrowings generally bear interest at a spread to either LIBOR or an alternative base rate. Borrowings on the subordinated credit facility are subordinate to the outstanding debt obligations and borrowings on the primary credit facility of Oaktree Capital I and its co-borrowers. Oaktree Capital I is jointly and severally liable, along with its co-obligors for outstanding borrowings on the subordinated credit facility. The Company’s financial statements generally will not reflect debt obligations, interest expense or related liabilities associated with the subordinated credit facility until such time as Oaktree Capital I directly borrows from it. In March 2022, this credit facility was amended to extend the revolving credit maturity date from May 19, 2023 to September 14, 2026. No amounts were outstanding on the subordinated credit facility as of March 31, 2023.
On November 4, 2021, OCM entered into a note and guaranty agreement with certain accredited investors pursuant to which OCM agreed to issue and sell to such investors $200 million aggregate principal amount of its

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2023
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
Oaktree’s credit facility was amended on September 14, 2021 to among other things, (i) extend the maturity date from December 13, 2024 to September 14, 2026, (ii) modify the assets under management covenant threshold from $65 billion of assets under management to $57.5 billion of management-fee generating assets under management and (iii) increase the maximum leverage ratio to 4.00 to 1.00. Oaktree’s credit facility was further amended on December 15, 2022 to among other things, extend the maturity date from September 14, 2026 to December 15, 2027 with the potential to extend the maturity for up to two additional years, and implemented language consistent with U.S. syndicated loan market practice to use an adjusted forward-looking term rate based on the secured overnight financing rate (“SOFR”), as a replacement for the London Interbank Offered Rate. Based on the current credit ratings of OCM, the interest rate on borrowings is the term SOFR reference rate plus 1.10% per annum and the commitment fee on the unused portions of the revolving credit facility is 0.10% per annum. The term SOFR reference rate is determined by the tenor of the borrowings and set by the CME Group Benchmark Administration Limited (CBA). The credit agreement contains customary financial covenants and restrictions, including ones regarding a maximum leverage ratio and a minimum required level of assets under management (as defined in the credit agreement, as amended above). As of March 31, 2023, no amounts were outstanding under the revolving credit facility.
OCM and the Company were in compliance with all financial maintenance covenants associated with its senior notes and bank credit facility as of March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023, Oaktree Capital I is jointly and severally liable, along with its co-obligors, for the debt obligations listed below with an aggregate outstanding principal balance of $1.1 billion. The Company’s maximum exposure to these debt obligations is set forth below:

	As of
	March 31, 2023	December 31, 2022
Senior unsecured notes
$50,000, 3.91%, issued in September 2014, payable on September 3, 2024	$50,000	50,000
$100,000, 4.01%, issued in September 2014, payable on September 3, 2026	100,000	100,000
$100,000, 4.21%, issued in September 2014, payable on September 3, 2029	100,000	100,000
$100,000, 3.69%, issued in July 2016, payable on July 12, 2031	100,000	100,000
$250,000, 3.78%, issued in December 2017, payable on December 18, 2032	250,000	250,000
$200,000, 3.64%, issued in July 2020, payable on July 22, 2030	200,000	200,000
$50,000, 3.84%, issued in July 2020, payable on July 22, 2035	50,000	50,000
$200,000, 3.06%, issued in November 2021, payable on January 12, 2037	200,000	200,000
Total remaining principal	$1,050,000	$1,050,000

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2023
($ in thousands, except where noted)
Debt Obligations of the Consolidated Funds
Certain consolidated funds may maintain revolving credit facilities that are secured by the assets of the fund or may issue senior variable rate notes to fund investments on a longer term basis, generally up to ten years. The obligations of the consolidated funds are nonrecourse to the Company.
The consolidated funds had the following debt obligations outstanding:

	Outstanding Amount as of		Key terms as of March 31, 2023
Credit Agreement	March 31, 2023	December 31, 2022	Facility Capacity	Effective Interest Rate	Weighted Average Remaining Maturity (years)	Commitment Fee Rate	L/C Fee
Revolving credit facilities (1)	$699,053	$1,000,859	$1,142,742	6.40%	0.4	0.20%	1.60%
Total debt obligations	$699,053	$1,000,859
Less: Debt issuance costs (2)	(1,041)	(1,972)
Total debt obligations, net	$698,012	$998,887

(1)    The credit facility capacity is calculated on a pro rata basis using fund commitments as of March 31, 2023.
(2)    Debt issuance costs are included in other assets as of March 31, 2023 and December 31, 2022.
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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2023
($ in thousands, except where noted)
9. NON-CONTROLLING REDEEMABLE INTERESTS IN CONSOLIDATED FUNDS
The following table sets forth a summary of changes in the non-controlling redeemable interests in the consolidated funds. Dividends reinvested and in-kind contributions or distributions are non-cash in nature and have been presented on a gross basis in the table below.

	Three months ended March 31,
	2023	2022

Beginning balance	$2,182,414	$1,723,294
Deconsolidation of funds	—	—
Contributions	606,515	533,419
Distributions	(29,442)	(89,928)
Net income	27,734	98,943
Change in distributions payable	(91)	(3)
Foreign currency translation and other, net	1,069	1,216
Ending balance	$2,788,199	$2,266,941
10. UNITHOLDERS’ CAPITAL
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
As of March 31, 2023 and December 31, 2022, OCGH units represented 57,035,761 of the total 160,115,921 Oaktree Operating Group units and 56,922,688 of the total 160,002,848 Oaktree Operating Group units, respectively.
Based on total allocable capital of $1,048,465 and $1,017,192 as of March 31, 2023 and December 31, 2022, respectively, the OCGH non-controlling interest was $375,857 and $360,660. As of March 31, 2023 and December 31, 2022, there were no non-controlling interests attributable to third parties.
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
March 31, 2023
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
The following table sets forth a summary of net income attributable to the preferred unitholders, the OCGH and other non-controlling interests and the Class A common unitholders:

	Three months ended March 31,
	2023	2022
Weighted average Oaktree Operating Group units outstanding (in thousands):
OCGH and other non-controlling interests	60,824	60,779
Class A unitholders	99,238	99,137
Total weighted average units outstanding	160,062	159,916
Oaktree Operating Group net income (loss):
Net income attributable to preferred unitholders (1)	$6,829	$6,829
Net income (loss) attributable to OCGH and other non-controlling interests	19,700	(3,002)
Net income (loss) attributable to OCG Class A unitholders	31,389	(7,849)
Oaktree Operating Group net income (loss)	$57,918	$(4,022)
Net income (loss) attributable to OCG Class A unitholders:
Oaktree Operating Group net income (loss) attributable to OCG Class A unitholders	$31,389	$(7,849)
Non-Operating Group income (expense)	7,540	18,702
Net income attributable to OCG Class A unitholders	$38,929	$10,853

(1)    Represents distributions declared, if any, on the preferred units.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2023
($ in thousands, except where noted)
The change in the Company’s ownership interest in the Oaktree Operating Group is set forth below:

	Three months ended March 31,
	2023	2022

Net income attributable to OCG Class A unitholders	$38,929	$10,853
Equity reallocation between controlling and non-controlling interests	(2,271)	14,275
Change from net income attributable to OCG Class A unitholders and transfers from non-controlling interests	$36,658	$25,128
Please see notes 9, 10 and 11 for additional information regarding transactions that impacted unitholders’ capital.
11. EARNINGS PER UNIT
The computation of net income (loss) per Class A unit is set forth below:

	Three months ended March 31,
	2023	2022
	(in thousands, except per unit amounts)
Net income per Class A unit (basic and diluted):
Net income attributable to OCG Class A unitholders	$38,929	$10,853
Weighted average number of Class A units outstanding (basic and diluted)	99,238	99,137
Basic and diluted net income per Class A unit	$0.39	$0.11
OCGH units are not exchangeable into Class A units. As the restrictions set forth in the then-current exchange agreement were in place for each applicable reporting period, OCGH units were not included in the computation of diluted earnings per unit for the three months ended March 31, 2023 and 2022.
12. INCOME TAXES AND RELATED PAYMENTS
The Company is a publicly traded partnership and as a result of the 2019 Restructuring, held interests in Oaktree Capital I (a non-corporate entity that is not subject to U.S. federal corporate income tax) and OCM Cayman (which holds subsidiaries that are taxable in non-U.S. jurisdictions).
Subsequent to the 2022 Restructuring, however, the Company no longer consolidates OCM Cayman. All tax balances related to OCM Cayman were therefore deconsolidated as of the Effective Date of the 2022 Restructuring and the Company will no longer incur income expense.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by the relevant tax authorities. With limited exceptions, the Company is no longer subject to income tax audits by taxing authorities for periods before 2019. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to its tax examinations and that any settlements related thereto will not have a material adverse effect on the Company’s condensed consolidated financial statements; however, there can be no assurances as to the ultimate outcomes.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2023
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
Incentive Income
In addition to the incentive income recognized by the Company, certain of its funds have amounts recorded as potentially allocable to the Company as its share of potential future incentive income, based on each fund’s net asset value. Inasmuch as this incentive income is contingent upon future investment activity and other factors, it is not recognized by the Company as revenue until it is probable that a significant reversal will not occur. As of March 31, 2023 and December 31, 2022, respectively, the aggregate of such amounts recorded at the fund level in excess of incentive income recognized by the Company was $1.8 billion and $1.8 billion, for which related direct incentive income compensation expense was estimated to be $731.9 million and $950.3 million, respectively.
Commitments to Funds
As of March 31, 2023 and December 31, 2022, the Company, generally in its capacity as general partner, had undrawn capital commitments of $311.1 million and $275.4 million, respectively, including commitments to both unconsolidated and consolidated funds. Additionally, as of March 31, 2023, the Company had undrawn capital commitments of $225.0 million in its capacity as a limited partner in Opps XI (as defined in note 16).
Investment Commitments of the Consolidated Funds
Certain of the consolidated funds are parties to credit arrangements that provide for the issuance of letters of credit and/or revolving loans, which may require the particular fund to extend loans to investee companies. The consolidated funds use the same investment criteria in making these commitments as they do for investments that are included in the condensed consolidated statements of financial condition. The unfunded liability associated with these credit arrangements is equal to the amount by which the contractual loan commitment exceeds the sum of funded debt and cash held in escrow, if any. As of March 31, 2023 and December 31, 2022, the consolidated funds had no potential aggregate commitments.
A consolidated fund may agree to guarantee the repayment obligations of certain investee companies. As of March 31, 2023 and December 31, 2022, there were no guaranteed amounts under such arrangements.
Certain consolidated funds are investment companies that are required to disclose financial support provided or contractually required to be provided to any of their portfolio companies. During the three months ended March 31, 2023 and the year ended December 31, 2022, the consolidated funds did not provide any financial support to portfolio companies.
14. RELATED-PARTY TRANSACTIONS
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
March 31, 2023
($ in thousands, except where noted)
analysis. The carrying value of amounts due from affiliates approximated fair value due to their short-term nature or because their weighted average interest rate approximated the Company’s cost of debt.

	As of
	March 31, 2023	December 31, 2022
Due from affiliates:
Management fees and incentive income due from unconsolidated funds and affiliates	23,668	203,178
Receivable from unconsolidated entities	6,346	4,696
Total due from affiliates	$30,014	$207,874
Due to affiliates:
Amounts due to unconsolidated entities	15,806	36,164
Total due to affiliates	$15,806	$36,164
Loans To Affiliates and Employees
Loans primarily consist of interest-bearing loans made to affiliates and interest-bearing loans made to certain Oaktree employees to meet tax obligations related to the purchase or vesting of equity awards.
On May 7, 2021, the Company, through its consolidated subsidiary Oaktree Capital I, entered into two revolving line of credit notes with OCM, one as a borrower and the other as a lender. Both revolving line of credit notes allow for outstanding principal amounts not to exceed $250.0 million and mature on May 7, 2024. On February 17, 2023, the revolving line of credit notes were replaced with an intercompany loan agreement with a maturity of February 17, 2026. Loans outstanding on February 17, 2023 from Oaktree Capital I to OCM under the revolving line of credit notes were reclassified as loans under the intercompany loan agreement. There were no loans to affiliates as of March 31, 2023 and interest income of $0 and $9 was generated for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, there were no loans from affiliates and interest expense of $169 and $0 was incurred for the three months ended March 31, 2023 and 2022, respectively.
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
Revenues Earned From Oaktree Funds
In aggregate, management fees and incentive income earned from unconsolidated Oaktree funds totaled $59.4 million and $5.4 million for the three months ended March 31, 2023 and 2022, respectively.
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
March 31, 2023
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
The Company incurred administrative services expense of $0.2 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively.
Subordinated Credit Facility
Oaktree Capital I, along with certain other Oaktree Operating Group members as co-borrowers, are parties to a credit agreement with a subsidiary of Brookfield that provides for a subordinated credit facility maturing on May 19, 2023. The subordinated credit facility has a revolving loan commitment of $250 million and borrowings generally bear interest at a spread to either LIBOR or an alternative base rate. Borrowings on the subordinated credit facility are subordinate to the outstanding debt obligations and borrowings on the primary credit facility of Oaktree Capital I and its co-borrowers as detailed in note 10. Oaktree Capital I is jointly and severally liable, along with its co-obligors for outstanding borrowings on the subordinated credit facility. As set forth in note 10, the Company’s financial statements generally will not reflect debt obligations, interest expense or related liabilities associated with its operating subsidiaries until such time as Oaktree Capital I directly borrows from the subordinated credit facility. In March 2022, this credit facility was amended to extend the revolving credit maturity date from May 19, 2023 to September 14, 2026. No amounts were outstanding on the subordinated credit facility as of March 31, 2023.
Investment in Oaktree Opportunities Fund XI
The Company has subscribed for a limited partner interest in, and made a capital commitment of, $750.0 million to Oaktree Opportunities Fund XI, L.P., a parallel investment vehicle thereof or a feeder fund in

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2023
($ in thousands, except where noted)
respect of one of the foregoing (such limited partner interest, the “Opps XI Investment” and such fund entities collectively, “Opps XI”). In order to make the Opps XI Investment, the Company’s sole Class A unitholder, or one of its affiliates, will contribute cash as a capital contribution (the “Opps XI Investment Cash”) as and to the extent required to satisfy the Company’s obligations to Opps XI. The Company will use the Opps XI Investment Cash solely to fund the Opps XI Investment and satisfy its obligations in respect of Opps XI and distributions from the Opps XI Investment are intended solely for the benefit of the Class A unitholder, subject to applicable law. The Company’s preferred unitholders should not rely on distributions received by the Company in respect of the Company’s Opps XI Investment for payment of dividends or redemption of the preferred units. During the three months ended March 31, 2023, the Company funded $150.0 million of its capital commitment. As of March 31, 2023, the Company has funded in the aggregate $525.0 million of the $750.0 million capital commitment.
15. SEGMENT REPORTING
Management uses a consolidated approach to assess performance and allocate resources. As such, the Company’s business is comprised of one segment, the investment management business.
16. SUBSEQUENT EVENTS
Class A Unit Distributions
A distribution of $0.72 per Class A unit was paid on May 10, 2023 to holders of record at the close of business on May 1, 2023.
Preferred Unit Distributions
A distribution of $0.414063 per Series A preferred unit will be paid on June 15, 2023 to Series A preferred unitholders of record at the close of business on June 1, 2023.
A distribution of $0.409375 per Series B preferred unit will be paid on June 15, 2023 to Series B preferred unitholders of record at the close of business on June 1, 2023.
Amendments to Note and Guaranty Agreements

On April 7, 2023, OCM, Oaktree Capital II, Oaktree AIF, Oaktree Capital I and OCM Cayman (collectively, the “Obligors”) entered into amendments to each of the note and guaranty agreements for each series of outstanding senior notes issued by OCM and Oaktree Capital I. Pursuant to these amendments, OCM Cayman became a guarantor of each such series of senior notes. These amendments also amended certain provisions in these note and guaranty agreements, including financial definitions, in order to facilitate the joinder of OCM Cayman as an obligor. Additionally, the amendments for the note purchase agreements executed in 2014 and 2020 amended the assets under management covenants to clarify the treatment of entities that the Obligors account for using equity method accounting. Upon the effectiveness of these amendments, pursuant to a joinder agreement executed by OCM Cayman as part of the Seventh Amendment to the $650 million revolving credit facility, OCM Cayman became a co-Borrower under the credit facility with OCM, Oaktree Capital II, Oaktree AIF and Oaktree Capital I.

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
The Company’s current ownership and operational structure were the results of the Mergers with Brookfield, the 2019 Restructuring and the 2022 Restructuring. See Part I, Item I included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 2, 2020 for more information regarding the Mergers and the 2019 Restructuring. See Item 1.01 of the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2022 and Part I, Item I included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 21, 2023 for more information about the 2022 Restructuring.
OCM provides certain administrative and other services relating to the operations of the Company’s business pursuant to a Services Agreement between the Company and OCM.
Business Environment and Developments
As a global investment manager, Oaktree is affected by a wide range of factors, including the condition of the global economy and financial markets; the relative attractiveness of Oaktree’s investment strategies and investors’ demand for them; and regulatory or other governmental policies or actions. Global economic conditions can significantly impact the values of Oaktree’s and its funds’ investments and the ability to make new investments or sell existing investments for these funds. Historically, however, Oaktree’s diversified nature, of both its investment strategies and revenue mix, has generally allowed it to benefit from both strong and weak economic environments. Weak economies and the declining financial markets that typically accompany them tend to dampen revenues from asset-based management fees, investment realizations or price appreciation, but their prospect can present opportunities to raise relatively larger amounts of capital for certain strategies, especially opportunistic credit. Additionally, weak financial markets may also present more opportunities for funds to make investments at reduced prices. Conversely, strong financial markets generally increase the value of fund investments, which positions Oaktree for growth in management fees that are based on asset value, and typically create favorable exit opportunities that enhance the prospect for incentive income and fund-related realized investment income proceeds for Oaktree and us. Those same markets may delay or diminish opportunities to deploy capital and thus management fees paid to Oaktree from certain funds.
The failures of three U.S. commercial banks (First Republic, Silicon Valley Bank and Signature Bank) since the beginning of 2023 have raised concerns about institutions with concentrated exposure to certain types of depositors in the same industry as well as those with large unrealized losses in their investment security holdings. While the Company does not have any direct exposure to the failed banks, our cash is held with various third-party financial institutions. In particular, our cash is generally held with a large, global systemically important bank, often in balances that exceed the current FDIC insurance limits. If the banks that we hold our deposits with enter receivership or become insolvent, we may be prevented from accessing our cash and cash equivalents in excess of FDIC insured limits. Oaktree’s credit facility is with a syndicate of large global banks, including one that was recently sold under financial distress. If one or more of the banks in the syndicate were unable to satisfy its obligations to lend to Oaktree in a timely manner in accordance with the terms of the credit facility it could have a material impact on Oaktree’s operation or financial condition. In addition, Oaktree funds and their respective portfolio companies hold cash with third-party financial institutions and in some cases have credit facilities, as do Oaktree clients. If Oaktree funds or portfolio companies were unable to access cash and cash equivalents at banks with which they do business, or if clients were unable to access cash and cash equivalents needed to satisfy capital calls from Oaktree funds, it could adversely affect the funds’ or such portfolio companies.

COVID-19 continues to pose threats to the health and economic wellbeing of the worldwide population and there is continued uncertainty as to the duration of the global health and economic impact of COVID-19 even with COVID-19 vaccines now available. The continued uncertainty of COVID-19 variants may lead to renewed governmental efforts to mitigate COVID-19 spread. Such efforts may create significant uncertainty and volatility in Oaktree’s business and its funds’ and their respective portfolio companies’ businesses as compared to pre-pandemic levels. Currently, we are unaware of any material risk to the stability of our condensed consolidated financial statements caused by any COVID-19 uncertainties or the materiality of any effect such uncertainties may have on our business and operations. Please see “Item 1A. Risk Factors— The coronavirus pandemic has disrupted, and may continue to disrupt, economic conditions and may adversely affect our operations, business, financial performance and operating results" within Oaktree’s annual report.
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
There has been significant recent progress and developments in the area of generative artificial intelligence, such as ChatGPT, but the impact to our business of such evolving technology cannot be fully determined at this time.
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

Revenues
We have the potential to earn incentive income from many of the closed-end funds and certain evergreen funds managed by Oaktree in our capacity as the general partner of those funds. These closed-end funds generally provide that we receive incentive income only after we have returned to our investors all of their contributed capital plus an annual preferred return, typically 8%. Once this occurs, we generally receive as incentive income 80% of all distributions otherwise attributable to our investors, and those investors receive the remaining 20% until we have received, as incentive income, 20% of all such distributions in excess of the contributed capital from the inception of the fund. Thereafter, all such future distributions attributable to our investors are distributed 80% to those investors and 20% to us as incentive income. As a result of the 2022 Restructuring, we are only entitled to earn one-third of the incentive income attributable to Oaktree Capital I in respect of our closed-end funds established in 2022 or later and in respect of incentive income from our evergreen funds earned subsequent to January 1, 2023. We will continue to earn 100% of the incentive income attributable to closed-end funds established prior to 2022. Our third revenue source, investment income, represents our pro-rata share of income or loss from our investments, generally in our capacity as general partner in Oaktree funds and as an investor in our CLOs and third-party managed funds and companies. Subsequent to the 2022 Restructuring, the Company no longer consolidates the CLOs as their direct ownership interests are held by OCM Cayman.
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
The Company analyzes its tax filing positions for all open tax years in all of the U.S. federal, state and local tax jurisdictions where it is required to file income tax returns. If the Company determines that uncertainties in tax positions exist, a reserve is established. The Company recognizes accrued interest and penalties related to uncertain tax positions within income tax expense in the condensed consolidated statements of operations.
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
•Net Income Attributable to Non-controlling Interests in Consolidated Funds. This category represents the economic interests of the unaffiliated investors in the consolidated funds, as well as the equity interests held by third-party investors in CLOs that had not yet priced as of the respective period end. Subsequent to the 2022 Restructuring, we no longer consolidate the CLOs as their direct ownership interests are held by OCM Cayman. The net income of these interests is primarily driven by the investment performance of the consolidated funds and CLOs. In comparison to net income, this measure excludes our operating results and other items solely attributable to the Company; and,
•Net Income Attributable to Non-controlling Interests in Consolidated Subsidiaries. This category primarily represents the economic interest in the Oaktree Operating Group owned by OCGH and OEP (“OCGH and other non-controlling interest”), as well as the economic interest in certain consolidated subsidiaries held by third parties. Subsequent to the 2019 Restructuring, this category includes only the OCGH and other non-controlling interest in Oaktree Capital I and OCM Cayman and subsequent to the 2022 Restructuring, this category includes only the OCGH and other non-controlling interest in Oaktree Capital I. The OCGH and other non-controlling interest is determined at the Oaktree Operating Group level based on the weighted average proportionate share of Oaktree Operating Group units held by the OCGH and other unitholders. Inasmuch as the number of outstanding Oaktree Operating Group units corresponds with the total number of outstanding Class A, OCGH and OEP units, changes in the economic interest held by the OCGH and other unitholders are driven by our additional issuances of Class A, OCGH and OEP units, as well as repurchases and forfeitures of, and exchanges between Class A, OCGH and OEP units. Certain of our expenses, such as income tax and related administrative expenses of Oaktree Capital Group, LLC and the holding companies through which we hold interests in Oaktree Capital I, are solely attributable to the Class A unitholders. Please see note 10 to our condensed consolidated financial statements included elsewhere in this quarterly report for additional information on the economic interest in the Oaktree Operating Group owned by OCGH.
Net Income Attributable to Preferred Unitholders
This category represents distributions declared, if any, on our preferred units. Please see note 10 to our condensed consolidated financial statements for more information.

Operating Metrics
We monitor certain operating metrics that we believe provide important information and data regarding our business. Subsequent to the 2022 Restructuring, our revenues are comprised of incentive income and investment income earned in our capacity as general partner of certain Oaktree funds and investment income earned on other investments in Oaktree funds and third party funds and companies. To analyze and monitor our operating performance we utilize incentive-creating AUM, incentives created (fund level) and accrued incentives (fund level). These operating metrics provide us with detailed information and insight into the operating performance of the funds we manage.
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

GAAP Consolidated Results of Operations
The following table sets forth our unaudited condensed consolidated statements of operations:

	Three months ended March 31,
	2023	2022
	(in thousands, except per unit data)
Revenues:
Management fees	$—	$60,431
Incentive income	59,401	2,599
Total revenues	59,401	63,030
Expenses:
Compensation and benefits	(91)	(44,089)
Equity-based compensation	—	(1,497)
Incentive income compensation	(58,538)	(4,957)
Total compensation and benefits expense	(58,629)	(50,543)
General and administrative	(1,924)	(5,038)
Depreciation and amortization	—	(583)
Consolidated fund expenses	(14,136)	(24,802)
Total expenses	(74,689)	(80,966)
Other income (loss):
Interest expense	(16,549)	(39,191)
Interest and dividend income	66,809	123,572
Net realized gain (loss) on consolidated funds’ investments	31,680	(89,225)
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	(25,182)	128,359
Investment income	51,722	11,741
Total other income	108,480	135,256
Income before income taxes	93,192	117,320
Income taxes	—	(3,697)
Net income	93,192	113,623
Less:
Net income attributable to non-controlling interests in consolidated funds	(27,734)	(98,943)
Net (income) loss attributable to non-controlling interests in consolidated subsidiaries	(19,700)	3,002
Net income attributable to Oaktree Capital Group, LLC	45,758	17,682
Net income attributable to preferred unitholders	(6,829)	(6,829)
Net income attributable to Oaktree Capital Group, LLC Class A unitholders	$38,929	$10,853

Distributions declared per Class A unit	$0.11	$0.97
Net income per Class A unit (basic and diluted):
Net income per Class A unit	$0.39	$0.11
Weighted average number of Class A units outstanding	99,238	99,137

First Quarter Ended March 31, 2023 Compared to the First Quarter Ended March 31, 2022
Revenues
Management Fees
Subsequent to the 2022 Restructuring, we no longer earn management fees and sub-advisory fees as a result of the deconsolidation of OCM Cayman.
Incentive Income
Incentive income increased $56.8 million to $59.4 million for the first quarter of 2023, from $2.6 million for the first quarter of 2022. The increase in incentive income was primarily due to larger distributions in the first quarter of 2023 from Private Equity closed-end funds that were paying incentive income.
Expenses
Compensation and Benefits
Compensation and benefits expense decreased $44.0 million, or 99.8%, to $0.1 million for the first quarter of 2023, from $44.1 million for the first quarter of 2022. The decrease in compensation and benefits expense was due to the 2022 Restructuring, subsequent to which, we no longer incur compensation and benefits expense related to Oaktree’s non-U.S. employees in OCM Cayman.
Equity-based Compensation
Subsequent to the 2022 Restructuring, we no longer incur equity-based compensation expense due to the deconsolidation of OCM Cayman.
Incentive Income Compensation
Incentive income compensation expense increased $53.5 million to $58.5 million for the first quarter of 2023, from $5.0 million for the first quarter of 2022, reflecting the increase in incentive income.
General and Administrative
Subsequent to the 2022 Restructuring, general and administrative expenses no longer includes direct and reimbursable expenses incurred by OCM Cayman. As a result, general and administrative expense decreased $3.1 million, or 62.0%, to $1.9 million for the first quarter of 2023, from $5.0 million for the first quarter of 2022.
Depreciation and Amortization
In connection with the 2022 Restructuring, we deconsolidated OCM Cayman which held furniture and equipment, capitalized software and office leasehold improvements, and as a result, we no longer incur depreciation and amortization expense.
Consolidated Fund Expenses
Consolidated fund expenses decreased $10.7 million, or 43.1%, to $14.1 million for the first quarter of 2023, from $24.8 million for the first quarter of 2022. The decrease is primarily due to the 2022 Restructuring, after which the Company no longer consolidates CLOs as their direct ownership interests are held by OCM Cayman.
Other Income (Loss)
Interest Expense
Interest expense decreased $22.7 million, or 57.9%, to $16.5 million for the first quarter of 2023, from $39.2 million for the first quarter of 2022. The decrease is primarily due to the 2022 Restructuring, after which the Company no longer consolidates CLOs as their direct ownership interests are held by OCM Cayman, partially offset by higher interest rates on debt outstanding by our consolidated funds, primarily Opps XI.
Interest and Dividend Income
Interest and dividend income decreased $56.8 million, or 46.0%, to $66.8 million for the first quarter of 2023, from $123.6 million for the first quarter of 2022. The decrease was primarily attributable to the deconsolidation of our CLOs as a result of the 2022 Restructuring, partially offset by an increase in income from our investment in Opps XI.

Net Realized Gain (Loss) on Consolidated Funds’ Investments

Net realized gain (loss) on consolidated funds’ investments increased $120.9 million, to a gain of $31.7 million for the first quarter of 2023, from a loss of $89.2 million for the first quarter of 2022. The net realized gain during the first quarter of 2023 reflects our consolidated funds’ performance on investments sold and is primarily related to gains on sales of investments in Opps XI, whereas the net realized loss during the first quarter of 2022 primarily resulted from realized losses on our Real Assets investments.
Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments decreased $153.6 million, to a loss of $25.2 million for the first quarter of 2023, from a gain of $128.4 million for the first quarter of 2022. Excluding the impact of the reversal of net realized gain (loss) on consolidated funds’ investments, the net change in unrealized appreciation (depreciation) on consolidated funds’ investments decreased $32.6 million, to a net gain of $6.5 million for the first quarter of 2023, from a net gain of $39.1 million for the first quarter of 2022, primarily resulting from our investment in Opps XI, offset by the impact of the deconsolidation of our CLOs as a result of the 2022 Restructuring.
Investment Income
Investment income increased $40.0 million, or 341.9%, to $51.7 million for the first quarter of 2023, from $11.7 million for the first quarter of 2022. The increase primarily reflected appreciation of the shares received in connection with the deconsolidations of SPACs in prior years.
Income Taxes
Subsequent to the 2022 Restructuring, the Company no longer consolidates OCM Cayman and no longer incurs income tax expense.
Net income Attributable to Non-controlling Interests in Consolidated Funds
Net income attributable to non-controlling interests in consolidated funds decreased $71.2 million, to net income of $27.7 million for the first quarter of 2023, from net income of $98.9 million for the first quarter of 2022. The decrease reflected our consolidated funds’ performance attributable to third-party investors in each period. These effects are described in more detail under “—Other Income (Loss)” above.
Net Income Attributable to Oaktree Capital Group, LLC Class A Unitholders
Net income attributable to Oaktree Capital Group, LLC Class A unitholders increased $28.0 million, or 256.9%, to $38.9 million for the first quarter of 2023, from $10.9 million for the first quarter of 2022, primarily reflecting higher investment income. These effects are described in more detail under “—Investment Income” above.

Operating Metrics
We monitor certain operating metrics that we believe provide important data regarding our business. These operating metrics include incentive-creating AUM, incentives created (fund level), and accrued incentives (fund level).
Incentive-creating AUM
Incentive-creating AUM is set forth below and does not include undrawn capital commitments.

	As of
	March 31, 2023	December 31, 2022	March 31, 2022
Incentive-creating AUM:	(in millions)
Closed-end funds	$47,882	$43,635	$40,356
Evergreen funds	3,070	2,983	4,239
Total	$50,952	$46,618	$44,595
First Quarter Ended March 31, 2023
Incentive-creating AUM increased $4.4 billion, or 9.4%, to $51.0 billion as of March 31, 2023, from $46.6 billion as of December 31, 2022. This increase reflected $3.3 billion of net contributions and $1.0 billion of market-value appreciation, inclusive of the impact of foreign currency fluctuations, in the first quarter of 2023.
Accrued Incentives (Fund Level) and Incentives Created (Fund Level)
Accrued incentives (fund level), gross and net of incentive income compensation expense, as well as changes in accrued incentives (fund level), are set forth below.

	As of or for the Three Months Ended March 31,
	2023	2022
Accrued Incentives (Fund Level):	(in thousands)
Beginning balance(1)	$1,709,497	$1,668,839
Incentives created (fund level):
Closed-end funds	170,751	157,081
Evergreen funds	3,473	6,689
Total incentives created (fund level)	174,224	163,770
Less: incentive income recognized by us	(59,401)	(166,263)
Ending balance	$1,824,320	$1,666,346
Accrued incentives (fund level), net of associated incentive income compensation expense	$1,092,441	$800,817
(1)    Beginning balance and activity for the period has been adjusted to align the timing of tax related incentive distributions presented herein and incentive income recognized in our financial statements in accordance with US GAAP.
As of March 31, 2023 and 2022, the portion of net accrued incentives (fund level) represented by funds that were currently paying incentives was $10.2 million (or 0.9%) and $29.2 million (or 3.6%), respectively, with the remainder arising from funds that as of that date were not at the stage of their cash distribution waterfall where Oaktree was entitled to receive incentives, other than possibly tax-related distributions.
As of March 31, 2023, $740.6 million, or 67.8%, of the net accrued incentives (fund level) were in evergreen or closed-end funds that were incentive paying or in their liquidation period. Please see “—Critical Accounting Policies—Fair Value of Financial Instruments” for a discussion of the fair-value hierarchy level established by GAAP.
First Quarter Ended March 31, 2023
Incentives created (fund level) was $174.2 million for the first quarter of March 31, 2023, primarily reflecting $166.5 million from Credit.

GAAP Statement of Financial Condition (Unaudited)
We manage our financial condition without the consolidation of the Oaktree funds in which we serve as general partner. Since Oaktree’s founding, Oaktree and, by extension, we have managed our financial condition in a way that builds our capital base and maintains sufficient liquidity for known and anticipated uses of cash. Our assets do not include accrued incentives (fund level), an off-balance sheet metric. As a result of the 2022 Restructuring, we no longer directly hold an economic interest in OCM Cayman or a voting interest in its general partner and therefore OCM Cayman was deconsolidated as of the Effective Date of the 2022 Restructuring. Additionally, we concluded that we were no longer the primary beneficiary for CLOs as their direct ownership interests are held by OCM Cayman. Assets and liabilities related to OCM Cayman and CLOs are not reflected on our consolidated statement of financial condition as of March 31, 2023.
The following table presents our unaudited condensed consolidating statement of financial condition:

	As of March 31, 2023
	Oaktree and Operating Subsidiaries	Consolidated Funds	Eliminations	Consolidated
	(in thousands)
Assets:
Cash and cash-equivalents	$163,450	$—	$—	$163,450
Corporate investments	2,184,364	—	(987,008)	1,197,356
Receivables and other assets	109,927	—	—	109,927
Assets of consolidated funds	—	4,636,719	—	4,636,719
Total assets	$2,457,741	$4,636,719	$(987,008)	$6,107,452
Liabilities and Capital:
Liabilities:
Accounts payable and accrued expenses	$118,001	$—	$—	$118,001
Due to affiliates	15,806	—	—	15,806
Debt obligations	217,040	—	—	217,040
Liabilities of consolidated funds	—	861,512	—	861,512
Total liabilities	350,847	861,512	—	1,212,359
Non-controlling redeemable interests in consolidated funds	—	—	2,788,199	2,788,199
Capital:
Capital attributable to OCG preferred unitholders	400,584	—	—	400,584
Capital attributable to OCG Class A unitholders	1,330,452	635,436	(635,436)	1,330,452
Non-controlling interest in consolidated subsidiaries	375,858	351,572	(351,572)	375,858
Non-controlling interest in consolidated funds	—	2,788,199	(2,788,199)	—
Total capital	2,106,894	3,775,207	(3,775,207)	2,106,894
Total liabilities and capital	$2,457,741	$4,636,719	$(987,008)	$6,107,452

Corporate Investments

	As of
	March 31, 2023	December 31, 2022	March 31, 2022
	(in thousands)
Oaktree funds:
Credit	$1,811,102	$1,620,971	$1,845,362
Private Equity	225,055	220,417	242,251
Real Assets	48,286	57,056	27,265
Listed Equities	41,615	40,233	26,120
Non-Oaktree	58,306	76,660	20,138
Total corporate investments – Oaktree and operating subsidiaries	2,184,364	2,015,337	2,161,136
Eliminations	(987,008)	(823,833)	(1,139,649)
Total corporate investments – Consolidated	$1,197,356	$1,191,504	$1,021,487

Liquidity and Capital Resources
We manage our liquidity and capital requirements by focusing on our cash flows before the consolidation of Oaktree funds and the effect of normal changes in short-term assets and liabilities. Our primary cash flow activities on an unconsolidated basis involve (a) generating cash flow from operations, (b) generating income from investment activities, including strategic investments in certain third parties, (c) funding capital commitments that we have made to Oaktree funds in which we act as general partner, (d) funding our growth initiatives, (e) distributing cash flow to our Class A and OCGH and OEP unitholders, (f) borrowings, interest payments and repayments under credit agreements, our senior notes and other borrowing arrangements, and (g) issuances of, and distributions made on, our preferred units. As of March 31, 2023, the Company on an unconsolidated basis had $163.5 million of cash and U.S. Treasury and other securities and $217.0 million of outstanding debt. See the Future Sources and Uses of Liquidity section for additional details of Oaktree and its indirect subsidiaries financing activities in 2022.
As a result of the 2022 Restructuring, the Company no longer directly controls OCM Cayman and therefore OCM Cayman was deconsolidated as of the Effective Date of the 2022 Restructuring. Ongoing sources of cash include incentive income, which is volatile and largely unpredictable as to amount and timing, and distributions stemming from our corporate investments in funds and companies. We primarily use cash flow from operations and distributions from our corporate investments to pay compensation and related expenses, service fees under our services agreement with OCM, debt service, and distributions. This same cash flow, together with proceeds from equity and debt issuances, is also used to fund corporate investments, fixed assets and other capital items. Subject to applicable law and certain consent rights contained in our operating agreement, pursuant to a covenant in our operating agreement Oaktree plans to cause its operating group entities to distribute, on a quarterly basis, at least 85% of their adjusted distributable earnings, as defined in our operating agreement, and we plan to distribute amounts we receive in respect of such distributions, less any tax and tax receivable obligations, to holders of our Class A units. Distributions from each Operating Group entity may not be proportionate to its share of adjusted distributable earnings.
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
We have subscribed for a limited partner interest in, and made a capital commitment of, $750 million to Oaktree Opportunities Fund XI, L.P., a parallel investment vehicle thereof or a feeder fund in respect of one of the foregoing (such limited partner interest, the “Opps XI Investment” and such fund entities collectively, “Opps XI”). In order to fund the Opps XI Investment, our sole Class A unitholder, or one of its affiliates, will contribute cash as a capital contribution (the “Opps XI Investment Cash”) as and to the extent required to satisfy our obligations to Opps XI. We will use the Opps XI Investment Cash solely to fund the Opps XI Investment and satisfy our obligations in respect of Opps XI. Distributions from the Opps XI Investment are intended for the benefit of the Class A unitholder, subject to applicable law. Our preferred unitholders should not rely on distributions received by us in respect of the Company’s Opps XI Investment for payment of dividends or redemption of the preferred units. As of March 31, 2023, $525 million of the $750 million capital commitment was funded.

On or around May 12, 2023, we will subscribe for a limited partner interest in, and make a capital commitment of, $750 million to Oaktree Opportunities Fund XII, L.P., a parallel investment vehicle thereof or a feeder fund in respect of one of the foregoing (such limited partner interest, the “Opps XII Investment” and such fund entities collectively, “Opps XII”). In order to fund the Opps XII Investment, our sole Class A unitholder, or one of its affiliates, will contribute cash as a capital contribution (the “Opps XII Investment Cash”) as and to the extent required to satisfy our obligations to Opps XII. We will use the Opps XII Investment Cash solely to fund the Opps XII Investment and satisfy our obligations in respect of Opps XII. Distributions from the Opps XII Investment are intended for the benefit of the Class A unitholder, subject to applicable law. Our preferred unitholders should not rely on distributions received by us in respect of the Company’s Opps XII Investment for payment of dividends or redemption of the preferred units.

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
Significant amounts from our condensed consolidated statements of cash flows for the three months ended March 31, 2023 and 2022 are discussed below.
Operating Activities
Operating activities used $156.6 million and $701.8 million of cash for the first three months of 2023 and 2022, respectively. These amounts principally reflected net income (loss), purchases of securities, net of non-cash adjustments, and net realized and unrealized (gain) loss from consolidated fund investments in each of the respective periods as well as net purchases of securities of the consolidated funds.
Investing Activities
Investing activities used $28.0 million and provided $12.4 million of cash for the first three months of 2023 and 2022, respectively. Corporate investments in funds and companies of $43.5 million and $21.9 million for the first three months of 2023 and 2022, respectively, consisted of the following:

	Three months ended March 31,
	2023	2022
	(in thousands)
Funds	$198,740	$265,063
Eliminated in consolidation	(155,193)	(243,141)
Total investments	$43,547	$21,922

Distributions and proceeds from corporate investments in funds and companies of $71.6 million and $14.0 million for the first three months of 2023 and 2022, respectively, consisted of the following:

	Three months ended March 31,
	2023	2022
	(in thousands)
Funds	$79,638	$84,785
Eliminated in consolidation	(8,075)	(70,754)
Total proceeds	$71,563	$14,031

Financing Activities
Financing activities provided $409.7 million and $709.4 million of cash for the first three months of 2023 and 2022, respectively, and included: (a) net contributions from non-controlling interests of $577.0 million and $443.5 million; (b) distributions to unitholders of $14.7 million and $156.5 million; (c) net capital contributions of $149.2 million and $111.2 million; and (d) payments of debt issuance costs of $0.0 million and $2.3 million. Additionally, the first three months of 2023 and 2022 included borrowings of $50.3 million and $242.7 million, respectively, and repayments of $352.1 million and $220.6 million, respectively, related to consolidated funds. The decrease in proceeds from CLO debt obligations was due to the 2022 Restructuring.
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
In May 2020, Oaktree Capital I, along with certain other Oaktree Operating Group members as co-borrowers, entered into a credit agreement with a subsidiary of Brookfield that provides for a subordinated credit facility maturing on May 19, 2023. The subordinated credit facility has a revolving loan commitment of $250 million and borrowings generally bear interest at a spread to either LIBOR or an alternative base rate. Borrowings on the subordinated credit facility are subordinate to the outstanding debt obligations and borrowings on the primary credit facility of Oaktree Capital I and its co-borrowers as detailed in note 8 to our condensed consolidated financial statements included elsewhere in this quarterly report. Oaktree Capital I is jointly and severally liable, along with its co-obligors for outstanding borrowings on the subordinated credit facility. As set forth in such note 8, the Company’s financial statements generally will not reflect debt obligations, interest expense or related liabilities associated with its operating subsidiaries until such time as Oaktree Capital I directly borrows from the subordinated credit facility. In March 2022, the Company entered into an amendment to the credit facility to extend the revolving credit maturity date from May 19, 2023 to September 14, 2026. No amounts were outstanding on the subordinated credit facility as of March 31, 2023.
In September 2021, Oaktree Capital I, OCM, Oaktree Capital II and Oaktree AIF (collectively, the “Borrowers”) entered into the Sixth Amendment to Credit Agreement (the “Sixth Agreement”), which amended the credit agreement as of December 13, 2019 (as amended through and including the Sixth Amendment, the “Credit Agreement”). The Sixth Amendment extended the maturity date of the Credit Agreement from December 13, 2024 to September 14, 2026, modified the AUM covenant threshold from $65 billion of AUM to $57.5 billion of management fee-generating AUM, and increased the maximum leverage ratio to 4.00x-to-1.00x. In December 2022, the Borrowers entered into the Seventh Amendment to Credit Agreement (the “Seventh Agreement”). The Seventh Amendment extended the maturity date of the Credit Agreement from September 14, 2026 to December 15, 2027 with the potential to extend the maturity for up to two additional years, and implemented language consistent with U.S. syndicated loan market practice to use an adjusted forward-looking term rate based on the secured overnight financing rate (“SOFR”), as a replacement for the London Interbank Offered Rate. As set forth in note 8 to our condensed consolidated financial statements included elsewhere in this quarterly report, the Company’s financial statements generally will not reflect debt obligations, interest expense or related liabilities associated with its operating subsidiaries until such time as Oaktree Capital I directly borrows from the subordinated credit facility. Based on the current credit ratings of OCM, the interest rate on borrowings is the term SOFR reference rate plus 1.10% per annum and the commitment fee on the unused portions of the revolving credit facility is 0.10% per annum. The term SOFR reference rate is determined by the tenor of the borrowings and set by the CME Group Benchmark Administration Limited (CBA). As of March 31, 2023, no amounts were outstanding under the $650 million revolving credit facility.
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
Contractual Obligations, Commitments and Contingencies
In the ordinary course of business, we and our consolidated funds enter into contractual arrangements that may require future cash payments. The following table sets forth information related to anticipated future cash payments as of March 31, 2023:

	Remainder of 2023	2024-2025	2026-2027	Thereafter	Total
	(in thousands)
Oaktree and Operating Subsidiaries:
Senior note principal repayment (1)	$—	$—	$—	$218,260	$218,260
Interest obligations on debt (2)	2,638	10,553	10,553	40,209	63,953
OCG limited partner commitments to Oaktree funds (3)	225,000	—	—	—	225,000
Oaktree Capital I general partner commitments to Oaktree and third-party funds (3)	311,145	—	—	—	311,145
Subtotal	$538,783	$10,553	$10,553	$258,469	$818,358
Consolidated Funds:
Debt obligations payable (1)	$699,053	$—	$—	$—	$699,053
Interest obligations on debt (4)	16,154	—	—	—	16,154
Total	$1,253,990	$10,553	$10,553	$258,469	$1,533,565

(1)    These obligations represent future principal payments, gross of debt issuance costs.
(2)    Interest obligations include interest on outstanding indebtedness. All figures are based on the conversion of amounts from EUR to USD using the foreign exchange spot rate of 1.09 as of March 31, 2023.

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
In some of our service contracts or management agreements, we have agreed to indemnify third-party service providers or separate account clients under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has neither been included in the above table nor recorded in our condensed consolidated financial statements as of March 31, 2023.
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
Price Risk
Impact on Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
As of March 31, 2023, we had investments, at fair value of $4.2 billion related to our consolidated funds. We estimate that a 10% decline in market values would result in a decrease in unrealized appreciation (depreciation) on the consolidated funds’ investments of $421.1 million. Of this decline, approximately $69.2 million would impact net income attributable to OCG Class A unitholders, with the remainder attributable to non-controlling interests. The magnitude of the impact on net income is largely affected by the percentage of our equity ownership interest.
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
Impact on Investment Income (before consolidation of funds)
Investment income or loss arises from our pro-rata share of income or loss from our investments, generally in our capacity as general partner in our funds. This income is directly affected by changes in market risk factors. Based on investments held as of March 31, 2023, a 10% decline in fair values of the investments held in our funds and other holdings would result in a $218.4 million decrease in the amount of investment income. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds, the timing of fund flows or the timing of new investments or realizations.
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
Interest-rate Risk
As of March 31, 2023, the Company and its operating subsidiary had $218.3 million of debt obligations outstanding that bear interest at a fixed rate. As of March 31, 2023, the Company and its operating subsidiary are jointly and severally liable for $1.1 billion of debt obligations outstanding under the senior notes issuances and no amounts outstanding under the revolving credit facilities. The senior notes issuances bear interest at a fixed rate. The revolving credit facilities bear interest at a variable rate.
Our consolidated funds have debt obligations, most of which accrue interest at variable rates. Changes in these rates would affect the amount of interest payments that our funds would have to make, impacting future earnings and cash flows. As of March 31, 2023, the consolidated funds had $0.7 billion of principal or par value, as applicable, outstanding under these debt obligations. We estimate that interest expense relating to variable-rate debt would increase on an annualized basis by $7.0 million in the event interest rates were to increase by 100 basis points.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information

Investment in Oaktree Opportunities Fund XII

On or around May 12, 2023, the Company will subscribe for a limited partner interest in, and make a capital commitment of, $750 million to Oaktree Opportunities Fund XII, L.P., a parallel investment vehicle thereof or a feeder fund in respect of one of the foregoing (such limited partner interest, the “Opps XII Investment” and such fund entities collectively, “Opps XII”). In order to make the Opps XII Investment, the Company’s sole Class A unitholder, or one of its affiliates, will contribute cash as a capital contribution (the “Opps XII Investment Cash”) as and to the extent required to satisfy the Company’s obligations to Opps XII. The Company will use the Opps XII Investment Cash solely to fund the Opps XII Investment and satisfy its obligations in respect of Opps XII and distributions from the Opps XII Investment are intended solely for the benefit of the Class A unitholder, subject to applicable law. The Company’s preferred unitholders should not rely on distributions received by the Company in respect of the Company’s Opps XII Investment for payment of dividends or redemption of the preferred units.

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
Date: May 12, 2023

Oaktree Capital Group, LLC
By:	/s/ Daniel D. Levin
Name:	Daniel D. Levin

Title:	Chief Financial Officer and Authorized Signatory

EXHIBITS INDEX

Exhibit No.	Description of Exhibit

3.1	Restated Certificate of Formation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1, filed with the SEC on June 17, 2011).

3.2
Sixth Amended and Restated Operating Agreement of the registrant dated as of March 20, 2023 (including Unit Designation with respect to the Series A Preferred Units, dated May 17, 2018, and Unit Designation with respect to the Series B Preferred Units, dated August 9, 2018) (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 10-K/A dated April 24, 2023, filed with the SEC on April 24, 2023).

4.1
Third Amendment and Joinder to the 2014 Note and Guaranty Agreement, dated April 7, 2023, by and among Oaktree Capital Management, L.P., Oaktree Capital I, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P., Oaktree Capital Management (Cayman), L.P. and the each of the holders party thereto.††

4.2
Second Amendment and Joinder to the 2016 Note and Guaranty Agreement, dated as of April 7, 2023, by and among Oaktree Capital Management, L.P., Oaktree Capital I, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P., Oaktree Capital Management (Cayman), L.P. and the each of the holders party thereto.††

4.3
Second Amendment and Joinder to the 2017 Note and Guaranty Agreement, dated as of April 7, 2023, by and among Oaktree Capital Management, L.P., Oaktree Capital I, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P., Oaktree Capital Management (Cayman), L.P. and the each of the holders party thereto.††

4.4
Amendment and Joinder to the 2020 Note and Guaranty Agreement, dated as of April 7, 2023, by and among Oaktree Capital Management, L.P., Oaktree Capital I, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P., Oaktree Capital Management (Cayman), L.P. and the each of the holders party thereto.††

4.5
Amendment and Joinder to the 2021 Note and Guaranty Agreement, dated as of April 7, 2023, by and among Oaktree Capital Management, L.P., Oaktree Capital I, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P., Oaktree Capital Management (Cayman), L.P. and the each of the holders party thereto.††

4.6
Amendment and Joinder to the 2022 Note and Guaranty Agreement, dated as of April 7, 2023, by and among Oaktree Capital Management, L.P., Oaktree Capital I, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P., Oaktree Capital Management (Cayman), L.P. and the each of the holders party thereto.††

10.1
Amendment to the Third Amended and Restated Tax Receivable Agreement, dated April 13, 2023, by and among Brookfield Corporation (formerly known as Brookfield Asset Management Inc.), Oaktree New Holdings LLC, Oaktree AIF Holdings II, LLC, Oaktree Capital II, L.P., Oaktree Capital Management, L.P., Oaktree Investment Holdings, L.P., Oaktree AIF Investments, L.P., Oaktree Capital Group Holdings, L.P. and the other parties thereto.†

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. †††

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. †††

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

†     Filed herewith
††    Filed herewith. The Company has omitted portions of the referenced exhibit pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish a copy of such portions to the SEC, upon request.
†††    Furnished herewith