Form 10-Q
period 2023-06-30
Oaktree Capital Group, LLC
filed 2023-08-11
CIK 1403528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
FORM 10-Q
________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of August 10, 2023, there were 109,198,991 Class A units and 50,900,930 Class B units of the registrant outstanding.

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
Any forward-looking statements and information speak only as of the date of this quarterly report or as of the date they were made, and except as required by law, OCG does not undertake any obligation to update forward-looking statements and information. For a more detailed discussion of these factors, also see the information under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in OCG’s most recent report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) on March 21, 2023 (our “annual report”), and in this quarterly report, and in each case any material updates to these factors contained in any of OCG’s future filings.
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
“OCG,” “Company,” “we,” “us,” “our” or “our company” refers to Oaktree Capital Group, LLC and, where applicable, its subsidiaries and affiliates, including, as the context requires, affiliated Oaktree Operating Group members after September 30, 2019.The reference to “our funds” refers to investment funds, other entities or accounts managed by Oaktree for which we, directly or indirectly, act as general partner or otherwise controlled by us.
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
“incentive-creating assets under management,” or “incentive-creating AUM,” refers to the AUM that may eventually produce incentive income, as more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Metrics.”
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
“senior executives” refers collectively to Howard S. Marks, Bruce A. Karsh, Jay S. Wintrob, John B. Frank and Sheldon M. Stone.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Oaktree Capital Group, LLC
Condensed Consolidated Statements of Financial Condition (Unaudited)
($ in thousands)

	As of
	June 30, 2023	December 31, 2022
Assets
Cash and cash-equivalents	$17,980	$9,514
Corporate investments (includes $404,460 and $108,159 measured at fair value as of June 30, 2023 and December 31, 2022, respectively)	1,510,418	1,191,504
Due from affiliates	35,086	207,874
Other assets	60,059	51,008
Assets of consolidated funds:
Cash and cash-equivalents	246,004	166,616
Investments, at fair value	4,527,442	3,908,613
Dividends and interest receivable	26,862	26,029
Due from brokers	5,410	37,375
Receivable for securities sold	17,629	3,387
Derivative assets, at fair value	9,116	10,737
Other assets, net	55,705	42,232
Total assets	$6,511,711	$5,654,889
Liabilities and Unitholders’ Capital
Liabilities:
Accrued compensation expense	$59,119	$124,253
Accounts payable, accrued expenses and other liabilities	5,942	4,483
Due to affiliates	77,411	36,164
Debt obligations (Note 8)	216,461	212,195
Liabilities of consolidated funds:
Accounts payable, accrued expenses and other liabilities	4,851	8,985
Payables for securities purchased	109,816	153,439
Derivative liabilities, at fair value	21,242	24,022
Distributions payable	1,754	1,437
Borrowings under credit facilities	310,454	1,000,859
Total liabilities	807,050	1,565,837
Commitments and contingencies (Note 15)
Non-controlling redeemable interests in consolidated funds	3,315,938	2,182,414
Unitholders’ capital:
Series A preferred units, 7,200,000 units issued and outstanding as of June 30, 2023 and December 31, 2022	173,669	173,669
Series B preferred units, 9,400,000 units issued and outstanding as of June 30, 2023 and December 31, 2022	226,915	226,915
Class A units, no par value, unlimited units authorized, 109,198,991 and 103,080,160 units issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Class B units, no par value, unlimited units authorized, 50,916,930 and 56,922,688 units issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Paid-in capital	1,512,724	908,142
Retained earnings	200,217	246,353
Accumulated other comprehensive loss	(10,109)	(9,101)
Unitholders’ capital attributable to Oaktree Capital Group, LLC	2,103,416	1,545,978
Non-controlling interests in consolidated subsidiaries	285,307	360,660
Total unitholders’ capital	2,388,723	1,906,638
Total liabilities and unitholders’ capital	$6,511,711	$5,654,889
Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per unit amounts)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenues:
Management fees	$—	$63,079	$—	$123,510
Incentive income	2,072	53,504	61,473	56,103
Total revenues	2,072	116,583	61,473	179,613
Expenses:
Compensation and benefits	(85)	(37,830)	(176)	(81,919)
Equity-based compensation	—	(1,952)	—	(3,450)
Incentive income compensation	1,494	(12,937)	(57,044)	(17,894)
Total compensation and benefits expense	1,409	(52,719)	(57,220)	(103,263)
General and administrative	(179)	(6,259)	(2,103)	(11,297)
Depreciation and amortization	—	(411)	—	(993)
Consolidated fund expenses	(13,188)	(15,357)	(27,324)	(40,159)
Total expenses	(11,958)	(74,746)	(86,647)	(155,712)
Other income (loss):
Interest expense	(12,161)	(57,849)	(28,710)	(97,040)
Interest and dividend income	93,086	129,857	159,895	253,429
Net realized gain (loss) on consolidated funds’ investments	30,701	16,126	62,381	(73,099)
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	(12,789)	(155,352)	(37,971)	(26,993)
Investment income (loss)	(41,841)	(30,674)	9,881	(18,933)
Total other income (loss)	56,996	(97,892)	165,476	37,364
Income (loss) before income taxes	47,110	(56,055)	140,302	61,265
Income taxes	—	(3,716)	—	(7,413)
Net income (loss)	47,110	(59,771)	140,302	53,852
Less:
Net (income) loss attributable to non-controlling interests in consolidated funds	(60,571)	32,093	(88,305)	(66,850)
Net (income) loss attributable to non-controlling interests in consolidated subsidiaries	13,955	13,151	(5,745)	16,153
Net income (loss) attributable to Oaktree Capital Group, LLC	494	(14,527)	46,252	3,155
Net income attributable to preferred unitholders	(6,829)	(6,829)	(13,658)	(13,658)
Net income (loss) attributable to Oaktree Capital Group, LLC Class A unitholders	$(6,335)	$(21,356)	$32,594	$(10,503)

Distributions declared per Class A unit	$0.72	$0.16	$0.83	$1.13
Net income (loss) per Class A unit (basic and diluted):
Net income (loss) per Class A unit	$(0.06)	$(0.21)	$0.31	$(0.10)
Weighted average number of Class A units outstanding	108,796	102,820	105,954	100,989

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Net income (loss)	$47,110	$(59,771)	$140,302	$53,852
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,498)	9,389	(1,534)	8,796
Other comprehensive income (loss), net of tax	(1,498)	9,389	(1,534)	8,796
Total comprehensive income (loss)	45,612	(50,382)	138,768	62,648
Less:
Comprehensive (income) loss attributable to non-controlling interests in consolidated funds	(60,571)	32,093	(88,305)	(66,850)
Comprehensive (income) loss attributable to non-controlling interests in consolidated subsidiaries	14,467	9,589	(5,219)	12,817
Comprehensive income (loss) attributable to OCG	(492)	(8,700)	45,244	8,615
Comprehensive income attributable to preferred unitholders	(6,829)	(6,829)	(13,658)	(13,658)
Comprehensive income (loss) attributable to OCG Class A unitholders	$(7,321)	$(15,529)	$31,586	$(5,043)

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$140,302	$53,852
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment (income) loss	(9,881)	18,933
Depreciation and amortization	—	993
Equity-based compensation	—	3,450
Net realized and unrealized (gain) loss from consolidated funds’ investments	(24,410)	100,092
Accretion of original issue and market discount of consolidated funds’ investments, net	(17,870)	(15,584)
Distributions of investment income and settlements of derivative instruments	7,590	48,474
SPAC deconsolidation gain and other non-cash items	(74)	(52,559)
Cash flows due to changes in operating assets and liabilities:
Decrease in deferred tax assets	—	505
Increase in other assets	17,217	(4,794)
(Increase) decrease in net due from affiliates	214,036	300,010
Increase (decrease) in accrued compensation expense	(65,134)	(110,831)
Decrease in accounts payable, accrued expenses and other liabilities	(11,023)	(2,530)
Cash flows due to changes in operating assets and liabilities of consolidated funds:
Increase in dividends and interest receivable	(835)	(7,607)
Increase in due from brokers	31,965	(57,390)
(Increase) decrease in receivables for securities sold	(14,237)	25,325
(Increase) decrease in other assets	(13,393)	3,621
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(3,778)	(11,923)
Increase (decrease) in payables for securities purchased	(43,499)	24,203
Purchases of securities	(2,441,651)	(5,113,662)
Proceeds from maturities and sales of securities	1,864,825	3,840,170
Net cash used in operating activities	(369,850)	(957,252)
Cash flows from investing activities:
Purchases of U.S. Treasury and other securities	—	(8,824)
Proceeds from maturities and sales of U.S. Treasury and other securities	—	4,433
Corporate investments in funds and companies	(409,539)	(30,098)
Distributions and proceeds from corporate investments in funds and companies	79,492	23,343
Purchases of fixed assets	—	(138)
Net cash used in investing activities	(330,047)	(11,284)

(continued)

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) — (Continued)
(in thousands)

	Six months ended June 30,
	2023	2022
Cash flows from financing activities:
Capital contributions, net	$568,414	$110,529
Proceeds from issuance of debt obligations	—	214,094
Distributions to Class A unitholders	(78,730)	(121,957)
Distributions to Non-controlling Interests	(44,404)	(71,204)
Distributions to preferred unitholders	(13,658)	(13,658)
Payment of debt issuance costs	(128)	(1,150)
Cash flows from financing activities of consolidated funds:
Contributions from non-controlling interests	1,107,488	547,100
Distributions to non-controlling interests	(63,085)	(132,979)
Proceeds from debt obligations issued by CLOs	—	1,676,771
Payment of debt issuance costs	—	(6,181)
Repayment on debt obligations issued by CLOs	—	(807,542)
Borrowings on credit facilities	76,678	403,652
Repayments on credit facilities	(767,078)	(547,590)
Net cash provided by financing activities	785,497	1,249,885
Effect of exchange rate changes on cash	2,254	(18,418)
Net increase in cash and cash-equivalents	87,854	262,931
Initial consolidation (deconsolidation) of funds	—	(296,621)
Cash and cash-equivalents, beginning balance	176,130	1,159,119
Cash and cash-equivalents, ending balance	$263,984	$1,125,429

Reconciliation of cash and cash-equivalents
Cash and cash-equivalents – Oaktree	$17,980	$348,040
Cash and cash-equivalents – consolidated funds	246,004	777,389
Total cash and cash-equivalents	$263,984	$1,125,429

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Changes in Unitholders’ Capital (Unaudited)
(in thousands)

	Oaktree Capital Group, LLC							Non-controlling Interests in Consolidated Subsidiaries	Total Unitholders’ Capital
	Class A Units	Class B Units	Series A Preferred Units	Series B Preferred Units	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)

Unitholders’ capital as of March 31, 2023	103,081	57,035	173,669	226,915	$1,055,871	$283,706	$(9,123)	$375,857	$2,106,895
Activity for the three months ended:
Unit exchange	6,118	(6,118)	—	—	—	—	—	—	$—
Capital contributions	—	—	—	—	419,500	—	—	—	$419,500
Repurchase and cancellation of units	—	—	—	—	—	—	—	—	$—
Equity reallocation between controlling and non-controlling interests	—	—	—	—	37,353	—	—	(37,953)	$(600)
Distributions declared	—	—	(2,981)	(3,848)	—	(77,154)	—	(38,130)	$(122,113)
Net income	—	—	2,981	3,848	—	(6,335)	—	(13,955)	$(13,461)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(986)	(512)	$(1,498)
Unitholders’ capital as of June 30, 2023	109,199	50,917	173,669	226,915	$1,512,724	$200,217	$(10,109)	$285,307	$2,388,723

	Oaktree Capital Group, LLC							Non-controlling Interests in Consolidated Subsidiaries	Total Unitholders’ Capital
	Class A Units	Class B Units	Series A Preferred Units	Series B Preferred Units	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)

Unitholders’ capital as of December 31, 2022	103,081	56,922	173,669	226,915	$908,142	$246,353	$(9,101)	$360,660	$1,906,638
Activity for the six months ended:
Net issuance of units	—	122	—	—	—	—	—	—	$—
Unit exchange	6,118	(6,118)	—	—	—	—	—	—	$—
Cancellation of units associated with forfeitures	—	(9)	—	—	—	—	—	—	$—
Capital contributions	—	—	—	—	569,500	—	—	—	$569,500
Equity reallocation between controlling and non-controlling interests	—	—	—	—	35,082	—	—	(36,168)	$(1,086)
Distributions declared	—	—	(5,962)	(7,696)	—	(78,730)	—	(44,404)	$(136,792)
Net income	—	—	5,962	7,696	—	32,594	—	5,745	$51,997
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(1,008)	(526)	$(1,534)
Unitholders’ capital as of June 30, 2023	109,199	50,917	173,669	226,915	$1,512,724	$200,217	$(10,109)	$285,307	$2,388,723

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Changes in Unitholders’ Capital (Unaudited)
(in thousands)

	Oaktree Capital Group, LLC							Non-controlling Interests in Consolidated Subsidiaries	Total Unitholders’ Capital
	Class A Units	Class B Units	Series A Preferred Units	Series B Preferred Units	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)

Unitholders’ capital as of March 31, 2022	99,137	60,779	173,669	226,915	$1,139,037	$166,053	$(3,701)	$538,305	$2,240,278
Activity for the three months ended:
Unit exchange	3,943	(3,943)	—	—	—	—	—	—	—
Cancellation of units associated with forfeitures	—	(14)	—	—	—	—	—	—	—
Equity reallocation between controlling and non-controlling interests	—	—	—	—	33,309	—	—	(33,991)	(682)
Capital increase related to equity-based compensation	—	—	—	—	1,211	—	—	741	1,952
Distributions declared	—	—	(2,981)	(3,848)	—	(16,543)	—	(10,113)	(33,485)
Net income	—	—	2,981	3,848	—	(21,356)	—	(13,151)	(27,678)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	5,827	3,562	9,389
Unitholders’ capital as of June 30, 2022	103,080	56,822	173,669	226,915	$1,173,557	$128,154	$2,126	$485,353	$2,189,774

	Oaktree Capital Group, LLC							Non-controlling Interests in Consolidated Subsidiaries	Total Unitholders’ Capital
	Class A Units	Class B Units	Series A Preferred Units	Series B Preferred Units	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)

Unitholders’ capital as of December 31, 2021	99,137	60,783	173,669	226,915	$1,011,333	$251,791	$(3,334)	$612,228	$2,272,602
Activity for the three months ended:
Net issuance of units	—	3	—	—	—	—	—	—	—
Unit exchange	3,943	(3,943)	—	—	—	—	—	—	—
Cancellation of units associated with forfeitures	—	(21)	—	—	—	—	—	—	—
Capital contributions	—	—	—	—	112,500	—	—	—	112,500
Equity reallocation between controlling and non-controlling interests	—	—	—	—	47,584	—	—	(49,555)	(1,971)
Capital increase related to equity-based compensation	—	—	—	—	2,140	—	—	1,310	3,450
Distributions declared	—	—	(5,962)	(7,696)	—	(113,134)	—	(65,813)	(192,605)
Net income	—	—	5,962	7,696	—	(10,503)	—	(16,153)	(12,998)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	5,460	3,336	8,796
Unitholders’ capital as of June 30, 2022	103,080	56,822	173,669	226,915	$1,173,557	$128,154	$2,126	$485,353	$2,189,774

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2023
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

The Oaktree business is conducted through a group of six operating entities collectively referred to as the “Oaktree Operating Group.” The Oaktree Operating Group consists of: (i) Oaktree Capital I, L.P. (“Oaktree Capital I”), which acts as or controls the general partner of certain Oaktree funds and which holds a majority of Oaktree’s investments in its funds (ii) Oaktree Capital II, L.P. (“Oaktree Capital II”), a series limited partnership which acts as or controls the general partner of certain Oaktree funds and which includes Oaktree’s investments in certain funds and other businesses, including Oaktree’s investment in DoubleLine Capital, L.P., (iii) OCM, (iv) Oaktree Capital Management (Cayman), L.P. (“OCM Cayman”), which represents Oaktree’s non-U.S. fee business. (v) Oaktree Investment Holdings, L.P. (“Oaktree Investment Holdings”), which holds certain corporate investments in other entities and (vi) Oaktree AIF Investments, L.P. (“Oaktree AIF”), which primarily holds interests in certain Oaktree fund investments for regulatory and structuring purposes.

From the date of the 2019 Restructuring until the date of the 2022 Restructuring, the Company’s operations were conducted through indirect economic interests in only two of these six Oaktree Operating Group entities, specifically Oaktree Capital I and OCM Cayman. As a result of the 2022 Restructuring, however, the Company (i) distributed all of its interests in the economic shares of Oaktree Holdings, Ltd., the parent entity of OCM Cayman, to its sole Class A unitholder and (ii) transferred all of its interests in the voting shares of Oaktree Holdings, Ltd. to

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2023
($ in thousands, except where noted)
Atlas OCM Holdings, LLC which is a non-subsidiary affiliate of the Company. Accordingly, subsequent to the 2022 Restructuring, the Company’s operations are now conducted through an indirect economic interest in only one of the Oaktree Operating Group entities, specifically Oaktree Capital I, and because the Company no longer controls or has an economic interest in OCM Cayman, OCM Cayman was deconsolidated as of the Effective Date of the 2022 Restructuring. Additionally, the Company concluded that it is no longer the primary beneficiary for CLOs as their direct ownership interests are held by OCM Cayman.

Subsequent to the 2022 Restructuring the Company operates its business with a services agreement that provides certain administrative and other services to the Company. Prior to the 2022 Restructuring, the Company’s employees directly provided investment management and administrative support for its non-U.S. fee-based operations, while providing investment management, marketing and administrative services to OCM. The Company received fees from OCM for providing these services and paid fees to OCM based on the cost of administrative services it provides to the Company, including portions of certain of the Company’s executive officers’ compensation. Subsequent to the 2022 Restructuring, the Company will no longer receive such fee-based income from OCM but will continue to pay fees to OCM for services it provides to the Company.

Subsequent to the 2022 Restructuring, the Company’s revenue continues to include the incentive income generated by certain funds that OCM manages for which the Company acts as general partner and the investment income earned from the investments the Company makes in Oaktree funds, third-party funds and other companies. Investment income generally reflects the investment return on a mark-to-market basis and the Company’s equity participation on the amounts that it invests in Oaktree and third-party funds.
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
June 30, 2023
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
June 30, 2023
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
June 30, 2023
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
June 30, 2023
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
At June 30, 2023 and December 31, 2022, the Company had cash balances with financial institutions in excess of Federal Deposit Insurance Corporation insured limits. The Company monitors the credit standing of these financial institutions.
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
Revenue Recognition - Incentive Income
The Company earns incentive income from the investment advisory services it provides to its customers. Revenue is recognized when control of the promised services is transferred to customers in an amount that reflects the consideration the Company expects to receive in exchange for those services. These services are generally

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2023
($ in thousands, except where noted)
capable of being distinct and each is accounted for as separate performance obligations comprised of distinct service periods because the services are performed over time.
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
June 30, 2023
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
June 30, 2023
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
June 30, 2023
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
June 30, 2023
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
June 30, 2023
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
Effects of 2022 Restructuring
As a result of the 2022 Restructuring, including the deconsolidation of OCM Cayman and reconsideration of the primary beneficiary of the CLOs, certain accounts related to OCM Cayman and the CLOs are no longer included in the Company’s consolidated financial statements for the six months ended June 30, 2023. The effects of the 2022 Restructuring are summarized as follows:

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
June 30, 2023
($ in thousands, except where noted)
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

See Part II, Item 8, Note 2 and Note 11 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 21, 2023 for disclosure of the Company’s accounting policies with respect to (i) revenue recognition for management fees, (ii) compensation and benefits, including equity-based compensation; (iii) leases; (iv) depreciation and amortization; (v) income taxes; (vi) foreign currency translation; and (vii) election of the fair value option and related measurement of the financial assets and liabilities of the CLOs.
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

In March 2020, the Financial Accounting Standards Board (“FASB”) issued guidance which provides temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance is effective upon issuance and generally may be elected over time through December 31, 2024. The Company has not adopted any of the optional expedients or exceptions through June 30, 2023, but will continue to evaluate the possible adoption (including potential impact) of any such expedients or exceptions during the effective period as circumstances evolve.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2023
($ in thousands, except where noted)
3. REVENUES
Prior to the 2022 Restructuring, the Company provided investment management services to funds and separate accounts. The Company earned revenues from the management fees generated by the funds that it managed and earns incentive income generated by the funds, for which it serves as general partner. Additionally, for acting as a sub-investment manager, or sub-advisor, to certain Oaktree funds, the Company earned sub-advisory fees. Under certain subsidiary services agreements the Company provided certain investment and marketing related services to Oaktree affiliated entities. Revenues are affected by economic factors related to the asset class composition of the holdings and the contractual terms such as the basis for calculating the management fees and investors’ ability to redeem. As a result of the 2022 Restructuring, management fees and sub-advisory fees are no longer earned by the Company due to the deconsolidation of OCM Cayman. Revenues by fund structure and sub-advisory fees are set forth below.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Management Fees
Closed-end	$—	$1,462	$—	$2,844
Open-end	—	1,339	—	2,709
Sub-advisory fees	—	60,278	—	117,957
Total	$—	$63,079	$—	$123,510

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Incentive Income
Closed-end	$1,864	$53,345	$60,963	$55,600
Evergreen	208	159	510	503
Total	$2,072	$53,504	$61,473	$56,103
Contract Balances
Prior to the 2022 Restructuring the Company received management fees monthly or quarterly in accordance with its contracts with customers. Incentive income is received generally after all contributed capital and the preferred return on that capital have been distributed to the fund’s investors. Contract assets relate to the Company’s conditional right to receive payment for its performance completed under the contract. Receivables are recorded when the right to consideration becomes unconditional (i.e., only requires the passage of time). Contract liabilities (i.e., deferred revenues) relate to payments received in advance of performance under the contract. Contract liabilities are recognized as revenues when the Company provides investment management services.
The table below sets forth contract balances for the periods indicated:

	As of
	June 30, 2023	December 31, 2022

Receivables	$120	$8,471
Contract assets (1)	—	194,707

(1)    The changes in the balances primarily relate to accruals, net of payments received.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2023
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
As a result of the 2022 Restructuring, which constitutes a reconsideration event, the Company re-assessed the primary beneficiary determination and concluded that it was no longer the primary beneficiary for CLOs as their direct ownership interests are held by operating group entities no longer controlled by the Company.
Consolidated VIEs
As of June 30, 2023, the Company consolidated 9 VIEs that are funds managed by Oaktree for which it was the primary beneficiary. As of December 31, 2022, the Company consolidated 9 VIEs.
As of June 30, 2023, the assets and liabilities of the 9 consolidated VIEs amounted to $4.9 billion and $0.4 billion, respectively. The assets of these consolidated VIEs primarily consisted of investments in debt and equity securities. The assets of these VIEs may be used only to settle obligations of the same VIE. In addition, there is no recourse to the Company for the VIEs’ liabilities. As of June 30, 2023, the Company’s investments in consolidated VIEs had a carrying value of $1.1 billion, which represented its maximum risk of loss as of that date.
Unconsolidated VIEs
The Company holds variable interests in certain VIEs in the form of direct equity interests that are not consolidated. It is not the primary beneficiary, because its fee arrangements are considered at-market and it does not hold interests in those entities that are considered more than insignificant.
The carrying value of the Company’s investments in VIEs that were not consolidated are shown below.

	Carrying Value as of
	June 30, 2023	December 31, 2022

Corporate investments	$995,401	$976,569
Due from affiliates	84	200,498
Maximum exposure to loss	$995,485	$1,177,067

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2023
($ in thousands, except where noted)
5. INVESTMENTS
Corporate Investments
Corporate investments consisted of the following:

	As of
Corporate Investments	June 30, 2023	December 31, 2022

Equity-method investments:
Funds	$1,424,160	$1,082,069
Companies	1,280	1,276
Other investments, at fair value	84,978	108,159
Total corporate investments	$1,510,418	$1,191,504
The components of investment income (loss) are set forth below:

	Three months ended June 30,		Six months ended June 30,
Investment Income (Loss)	2023	2022	2023	2022

Equity-method investments:
Funds	$(11,230)	$(34,591)	$14,892	$(20,338)
Companies	—	(590)	(3)	(1,236)
Other investments, at fair value	(30,611)	4,507	(5,008)	2,641
Total investment income (loss)	$(41,841)	$(30,674)	$9,881	$(18,933)

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
On June 27, 2023, the Company entered into a contribution agreement with Brookfield Corporate Treasury Ltd. and acquired the equity ownership in certain entities which beneficially own shares in Brookfield Real Estate Income Trust. The Company accounted for the acquired interests as equity method investments with fair value election. Given the transaction was closed on June 30, 2023, the Company did not record any equity investment income for the six months ended June 30, 2023. Please refer to note 14 for the detailed description of the transaction.
Each reporting period, the Company evaluates each of its equity-method investments to determine if any are considered significant, as defined by the SEC. For the six months ended June 30, 2023, no individual equity-method investment met the significance criteria.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2023
($ in thousands, except where noted)
Summarized financial information of the Company’s equity-method investments is set forth below.

	Three months ended June 30,		Six months ended June 30,
Statements of Operations	2023	2022	2023	2022
Revenues / investment income	$1,064,494	$789,232	$2,241,125	$1,629,837
Interest expense	(136,034)	(70,880)	(284,000)	(125,170)
Other expenses	(231,153)	(181,318)	(470,951)	(402,309)
Net realized and unrealized gain (loss) on investments	(440,319)	(896,459)	(114,734)	90,341
Net income (loss)	$256,988	$(359,425)	$1,371,440	$1,192,699
Other Investments, at Fair Value
Other investments, at fair value primarily consist of (a) investments in certain Oaktree and non-Oaktree funds, (b) non-investment grade debt securities, (c) equities received as part of our sponsorship of SPACs and (d) derivatives utilized to hedge the Company’s exposure to investment income earned from its funds.

The following table summarizes net gains (losses) attributable to the Company’s other investments:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Realized gain	$1,082	$835	$2,151	$744
Net change in unrealized gain (loss)	(31,693)	3,672	(7,159)	1,897
Total gain (loss)	$(30,611)	$4,507	$(5,008)	$2,641

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2023
($ in thousands, except where noted)
Investments of Consolidated Funds
Investments, at Fair Value
Investments held and securities sold short by the consolidated funds are summarized below:

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
United States:
Debt securities:
Communication services	$108,658	$100,995	2.4%	2.6%
Consumer discretionary	228,762	127,170	5.1	3.3
Consumer staples	20,122	23,542	0.4	0.6
Energy	180,288	79,573	4.0	2.0
Financials	339,478	217,878	7.5	5.6
Health care	125,019	111,005	2.8	2.8
Industrials	254,194	206,479	5.6	5.3
Information technology	118,845	136,714	2.6	3.5
Materials	131,962	118,578	2.9	3.0
Real estate	137,109	182,643	3.0	4.7
Utilities	16,405	11,850	0.4	0.3
Other	225,078	1,890	5.0	0.0
Total debt securities (cost: $1,975,206 and $1,437,262 as of June 30, 2023 and December 31, 2022, respectively)	1,885,920	1,318,317	41.7	33.6
Equity securities:
Communication services	69,661	64,621	1.5	1.7
Consumer discretionary	134,894	133,104	3.0	3.4
Energy	433,746	482,984	9.6	12.4
Financials	185,092	181,980	4.1	4.7
Health care	26,164	26,191	0.6	0.7
Industrials	346,900	308,514	7.7	7.9
Information technology	14,914	14,107	0.3	0.4
Materials	899	899	0.0	0.0
Utilities	88,013	98,335	1.9	2.5
Total equity securities (cost: $1,061,469 and $1,000,922 as of June 30, 2023 and December 31, 2022, respectively)	1,300,283	1,310,735	28.7	33.7
Real estate:
Real estate	3,475	1,796	0.1	0.0
Total real estate securities (cost: $3,017 and $1,797 as of June 30, 2023 and December 31, 2022, respectively)	3,475	1,796	0.1	0.0

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2023
($ in thousands, except where noted)

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Europe:
Debt securities:
Communication services	$105,463	$103,068	2.3%	2.6%
Consumer discretionary	15,929	13,997	0.4	0.4
Consumer staples	1,916	8,024	0.0	0.2
Energy	1,361	1,097	0.0	0.0
Financials	15,698	35,091	0.3	0.9
Health care	11,439	8,178	0.3	0.2
Industrials	14,385	12,384	0.3	0.3
Information technology	25,048	4,583	0.6	0.1
Materials	13,441	10,920	0.3	0.3
Real estate	16,494	12,888	0.4	0.3
Utilities	7,947	5,102	0.2	0.1
Other	2,551	2,484	0.1	0.1
Total debt securities (cost: $227,604 and $230,090 as of June 30, 2023 and December 31, 2022, respectively)	231,672	217,816	5.2	5.5
Equity securities:
Consumer discretionary	94,570	130,868	2.1	3.3
Materials	24,282	24,282	0.5	0.6
Financials	36,250	31,701	0.8	0.8
Health care	3	9	0.0	0.0
Industrials	58,661	53,790	1.3	1.4
Real estate	38,712	25,622	0.9	0.7
Total equity securities (cost: $233,883 and $241,129 as of June 30, 2023 and December 31, 2022, respectively)	252,478	266,272	5.6	6.8
Real estate:
Real estate	85,200	72,675	1.9	1.9
Total real estate securities (cost: $81,598 and $69,100 as of June 30, 2023 and December 31, 2022, respectively)	85,200	72,675	1.9	1.9
Asia and other:
Debt securities:
Communication services	853	5,419	0.0	0.1
Consumer discretionary	5,921	5,641	0.1	0.2
Consumer staples	19,615	19,125	0.4	0.5
Energy	8,432	9,163	0.2	0.2
Financials	7,742	8,344	0.2	0.2
Health care	2,649	2,837	0.1	0.1
Industrials	3,980	3,754	0.1	0.1
Information technology	953	695	0.0	0.0
Materials	161,356	113,784	3.6	2.9
Real estate	439,532	328,343	9.7	8.4
Utilities	4,142	5,602	0.1	0.1
Other	—	59,998	—	1.5
Total debt securities (cost: $680,512 and $581,467 as of June 30, 2023 and December 31, 2022, respectively)	655,175	562,705	14.4	14.4

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2023
($ in thousands, except where noted)

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Asia and other:
Equity securities:
Energy	$6,029	$7,581	0.1%	0.2%
Industrials	70,031	113,270	1.5	2.9
Real estate	32,916	32,916	0.7	0.8
Utilities	4,263	4,530	0.1	0.1
Total equity securities (cost: $99,042 and $722,128 as of June 30, 2023 and December 31, 2022, respectively)	113,239	158,297	2.4	4.0

Total debt securities	2,772,767	2,098,838	61.2	53.7
Total equity securities	1,666,000	1,735,304	36.8	44.4
Total real estate	88,675	74,471	2.0	1.9
Total investments, at fair value	$4,527,442	$3,908,613	100.0%	100.0%
As of June 30, 2023 and December 31, 2022, no single issuer or investment had a fair value that exceeded 5% of our total consolidated net assets.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2023
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
The following table summarizes net gains (losses) from investment activities:

	Three months ended June 30,
	2023		2022
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Investments and other financial instruments	$27,208	$(5,980)	$21,673	$(124,313)
CLO liabilities (1)	—	—	(12,319)	(40,956)
Foreign-currency forward contracts (2)	93	(6,596)	14,133	9,494
Total-return and interest-rate swaps (2)	122	468	4,266	32,939
Options and futures (2)	640	1,134	4,108	(2,088)
Commodity swaps (2)	2,638	(1,815)	(15,735)	(30,428)
Total	$30,701	$(12,789)	$16,126	$(155,352)

	Six months ended June 30,
	2023		2022
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Investments and other financial instruments	$57,467	$(41,938)	$(68,382)	$76,954
CLO liabilities (1)	—	—	(14,434)	(86,800)
Foreign-currency forward contracts (2)	(1,521)	(10,580)	15,089	12,422
Total-return and interest-rate swaps (2)	117	456	282	106
Options and futures (2)	1,072	736	10,081	(105)
Commodity swaps (2)	5,246	13,355	(15,735)	(29,570)
Total	$62,381	$(37,971)	$(73,099)	$(26,993)

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
June 30, 2023
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

	As of June 30, 2023				As of December 31, 2022
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Corporate investments	$63,225	$319,735	$19,717	$402,677	$109,078	$1,172	$8,470	$118,720
SPAC common stock and earn-out shares included in other assets	27,159	—	1,041	28,200	—	—	—	—
Foreign-currency forward contracts - included in corporate investments	—	1,898	—	1,898	—	1,279	—	1,279
Foreign-currency forward contracts - included in other assets	—	—	—	—	—	12,061	—	12,061
Total assets	$90,384	$321,633	$20,758	$432,775	$109,078	$14,512	$8,470	$132,060

Liabilities
Foreign-currency forward contracts - included in corporate investments	$—	$(115)	$—	$(115)	$—	$(11,840)	$—	$(11,840)
Foreign-currency forward contracts - included in other liabilities	—	(2,022)	—	(2,022)	—	—	—	—
Total liabilities	$—	$(2,137)	$—	$(2,137)	$—	$(11,840)	$—	$(11,840)

The Company’s Level III financial instrument held as of June 30, 2023 consists of earn-out shares received in connection with the deconsolidation of a SPAC and a mezzanine loan purchased during the second quarter of 2023.

The table below sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the Company’s Level III financial instruments at June 30, 2023:

	Fair Value as of		Significant Unobservable Input
Financial Instrument	June 30, 2023	Valuation Technique		Input Value

Mezzanine loan	$18,155	Recent market information	Broker quotations	N/A
Earn-out shares	2,603	Black-Scholes option pricing model	Volatility	55%
Total Level III Financial Instruments	$20,758

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2023
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

	As of June 30, 2023				As of December 31, 2022
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Investments:
Corporate debt – bank debt	$—	$459,775	$1,262,634	$1,722,409	$—	$411,997	$702,497	$1,114,494
Corporate debt – all other	—	873,035	177,323	1,050,358	—	764,841	219,503	984,344
Equities – common stock	206,134	30,366	809,676	1,046,176	226,862	34,389	777,198	1,038,449
Equities – preferred stock	1,140	—	618,684	619,824	80,251	—	616,604	696,855
Real estate	—	—	88,675	88,675	—	—	74,471	74,471
Total investments	207,274	1,363,176	2,956,992	4,527,442	307,113	1,211,227	2,390,273	3,908,613
Derivatives:
Foreign-currency forward contracts	—	2,189	—	2,189	—	9,758	—	9,758
Swaps	5,543	587	—	6,130	—	700	—	700
Options and futures	797	—	—	797	279	—	—	279
Total derivatives (1)	6,340	2,776	—	9,116	279	10,458	—	10,737
Total assets	$213,614	$1,365,952	$2,956,992	$4,536,558	$307,392	$1,221,685	$2,390,273	$3,919,350

Liabilities
Derivatives:
Foreign-currency forward contracts	$—	$(19,486)	$—	$(19,486)	$—	$(16,356)	$—	$(16,356)
Swaps	—	(328)	—	(328)	(7,666)	—	—	(7,666)
Options and futures	(1,428)	—	—	(1,428)	—	—	—	—
Total derivatives (3)	(1,428)	(19,814)	—	(21,242)	(7,666)	(16,356)	—	(24,022)
Total liabilities	$(1,428)	$(19,814)	$—	$(21,242)	$(7,666)	$(16,356)	$—	$(24,022)

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2023
($ in thousands, except where noted)
The following tables set forth a summary of changes in the fair value of Level III investments:

	Corporate Debt – Bank Debt	Corporate Debt – All Other	Equities – Common Stock	Equities – Preferred Stock	Real Estate	Total
Three months ended June 30, 2023
Beginning balance	$962,316	$227,164	$809,809	$582,600	$85,305	$2,667,194
Transfers into Level III	770	3,482	17,267	—	—	21,519
Transfers out of Level III	(168)	—	—	—	—	(168)
Purchases	342,977	1,066	5,966	36,228	6,435	392,672
Sales	(40,758)	(56,176)	(17,967)	(314)	—	(115,215)
Realized gain (losses), net	117	(199)	8,382	23	(1)	8,322
Unrealized appreciation (depreciation), net	(2,620)	1,986	(13,781)	147	(3,064)	(17,332)
Ending balance	$1,262,634	$177,323	$809,676	$618,684	$88,675	$2,956,992
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$(2,498)	$1,964	$(13,729)	$32	$(3,064)	$(17,295)
Three months ended June 30, 2022
Beginning balance	$867,294	$224,490	$690,278	$593,752	$36,887	$2,412,701
Deconsolidation of funds	(33,428)	—	(456)	—	—	(33,884)
Transfers into Level III	82,845	3,942	—	—	—	86,787
Transfers out of Level III	(20,766)	(1,475)	—	—	—	(22,241)
Purchases	62,126	6,207	9,179	79,781	20,194	177,487
Sales	(98,436)	(24,425)	(63,306)	(91,191)	—	(277,358)
Realized losses, net	(422)	3	6,396	4	(827)	5,154
Unrealized appreciation (depreciation), net	(8,534)	(7,118)	40,371	3,084	2,887	30,690
Ending balance	$850,679	$201,624	$682,462	$585,430	$59,141	$2,379,336
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$(3,828)	$(87)	$(319)	$(2)	$—	$(4,236)

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2023
($ in thousands, except where noted)

	Corporate Debt – Bank Debt	Corporate Debt – All Other	Equities – Common Stock	Equities – Preferred Stock	Real Estate	Total
Six months ended June 30, 2023
Beginning balance	$702,497	$219,503	$777,198	$616,604	$74,471	$2,390,273
Transfers into Level III	929	8,903	17,267	—	—	27,099
Transfers out of Level III	(4,641)	(978)	—	—	—	(5,619)
Purchases	621,785	1,723	50,958	40,419	13,721	728,606
Sales	(43,621)	(56,176)	(43,168)	(35,537)	—	(178,502)
Realized gain, net	148	(427)	21,250	9,010	(3)	29,978
Unrealized appreciation (depreciation), net	(14,463)	4,775	(13,829)	(11,812)	486	(34,843)
Ending balance	$1,262,634	$177,323	$809,676	$618,684	$88,675	$2,956,992
Net change in unrealized appreciation attributable to assets still held at end of period	$(14,485)	$4,753	$(13,778)	$(11,927)	$488	$(34,949)
Six months ended June 30, 2022
Beginning balance	$597,188	$229,576	$581,748	$486,030	$33,834	$1,928,376
Deconsolidation of funds	(33,428)	—	(456)	—	—	(33,884)
Transfers into Level III	87,252	5,354	—	—	—	92,606
Transfers out of Level III	(41,449)	(3,950)	(6)	—	—	(45,405)
Purchases	413,281	8,169	109,641	171,159	24,141	726,391
Sales	(164,240)	(24,432)	(106,369)	(91,191)	—	(386,232)
Realized losses, net	2,466	(19)	(121,983)	4	(827)	(120,359)
Unrealized depreciation, net	(10,391)	(13,074)	219,887	19,428	1,993	217,843
Ending balance	$850,679	$201,624	$682,462	$585,430	$59,141	$2,379,336
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$(4,314)	$(154)	$(282)	$(9)	$2	$(4,757)
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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2023
($ in thousands, except where noted)

The following table sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the consolidated funds’ Level III investments as of June 30, 2023:

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (1)(2)	Range	Weighted Average (3)

Credit-oriented investments:
Consumer discretionary:	93,250	Discounted cash flow (4)	Discount rate	13% - 16%	14%
	319	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	40,371	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
Energy	104,180	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	2,429	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	31,133	Discounted cash flow (4)	Discount rate	14% - 19%	17%
Financials	56,207	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	0.5x - 1x	0.95x
	26,663	Discounted cash flow (6)	Discount rate	12% - 15%	15%
	13,609	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Industrials	45,682	Discounted cash flow (6)	Discount rate	12% - 16%	13%
	26,185	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	35,540	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	0.9x - 1.1x	1.0x
Information technology	53,328	Discounted cash flow (6)	Discount rate	12% - 15%	13%
	(91)	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	41,252	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
Materials	250,276	Discounted cash flow (6)	Discount rate	10% - 15%	12%
Real estate	42,372	Recent market information (7)	Quoted prices	Not applicable	Not applicable
	116,171	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	6,422	Discounted cash flow (6)	Discount rate	9% - 9%	9%
	323,389	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	0.4x - 1x	0.9x
Other	(1,379)	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	110,114	Discounted cash flow (6)	Discount rate	11% - 18%	13%
	2,921	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	19,615	Market approach (comparable companies) (7)	Earnings multiple (10)	5x - 5x	5x
Equity investments:
	93,182	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	31,169	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	229,470	Discounted cash flow (6)	Discount rate	12% - 21%	19%
	29,483	Discounted cash flow (6) / market approach (comparable companies) (7)	Discount rate	13% - 13%	13%
			Earnings multiple (10)	7.0x - 9.0x	8.0x
	75,163	Market approach (comparable companies) (7)	Revenue multiple (8)	2.0x - 5.0x	3.3x
	391,958	Market approach (comparable companies) (7)	Earnings multiple (10)	5.0x - 10.0x	7.7x
	577,934	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	0.9x - 1.1x	1.0x
Real estate-oriented investments:
	88,675	Discounted cash flow (6)	Discount rate	18% - 27%	21%
Total Level III investments	$2,956,992

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2023
($ in thousands, except where noted)
The following table sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the consolidated funds’ Level III investments as of December 31, 2022:

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (1)(2)	Range	Weighted Average (3)

Credit-oriented investments:
Consumer discretionary	$43,934	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	293	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	16,062	Discounted cash flow (6)	Discount rate	12% – 15%	14%
Communication services	67,500	Discounted cash flow (6)	Discount rate	12% – 13%	13%
Energy	32,765	Discounted cash flow (6)	Discount rate	13% – 21%	18%
	2,676	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Financials	66,204	Discounted cash flow (6)	Discount rate	12% – 19%	15%
	12,880	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	6,143	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	0.9x - 1.0x	1.0x
Industrials	9,875	Discounted cash flow (6)	Discount rate	12% – 15%	14%
	35,124	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	0.9x - 1.0x	1.0x
	4,527	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
Materials	197,427	Discounted cash flow (6)	Discount rate	10% – 14%	12%
Real estate	32,173	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	3,643	Discounted cash flow (6)	Discount rate	9% – 9%	9%
	302,179	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	0.8x -1.0x	0.95x
	35,525	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Other	(1,137)	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	22,732	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	31,474	Discounted cash flow (6)	Discount rate	10% – 18%	14%
Equity investments:
	74,329	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	582,299	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	0.9x - 1.1x	1.0x
	336,831	Market approach (comparable companies) (7)	Earnings multiple (10)	5x - 20x	9x
	214,172	Discounted cash flow (6)	Discount rate	12% – 21%	19%
	83,644	Market approach (comparable companies) (7)	Revenue multiple (8)	1x - 2x	2x
	27,347	Discounted cash flow (6) / Market approach (comparable companies) (7)	Discount rate	14% – 14%	14%
	75,181	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Real estate-oriented:
	7,695	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	66,776	Discounted cash flow (6)	Discount rate	14% – 25%	18%
Total Level III investments	$2,390,273

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
June 30, 2023
($ in thousands, except where noted)
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
During the six months ended June 30, 2023, the valuation technique for a credit-oriented investment was changed from discounted cash flow to market approach (value of underlying assets). During the six months ended June 30, 2022, there were no changes in the valuation techniques for Level III securities.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2023
($ in thousands, except where noted)
7. DERIVATIVES AND HEDGING
The fair value of freestanding derivatives consisted of the following:

	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
As of June 30, 2023
Foreign-currency forward contracts	$214,714	$1,898	$(226,633)	$(2,137)

As of December 31, 2022
Foreign-currency forward contracts	$221,836	$13,340	$(200,319)	$(11,840)
Realized and unrealized gains and losses arising from freestanding derivatives were recorded in the condensed consolidated statements of operations as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Investment income	$(34)	$64	$(2,609)	$1,448
General and administrative expense (1)	—	302	—	1,290
Total	$(34)	$366	$(2,609)	$2,738

(1)    To the extent that the Company’s freestanding derivatives are utilized to hedge its foreign-currency exposure to investment income and management fees earned from consolidated funds, the related hedged items are eliminated in consolidation, with the derivative impact (a positive number reflects a reduction in expenses) reflected in consolidated general and administrative expense.
There were no derivatives outstanding that were designated as hedging instruments for accounting purposes as of June 30, 2023 and December 31, 2022.

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
The fair value of derivatives held by the consolidated funds consisted of the following:

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2023
($ in thousands, except where noted)

	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
As of June 30, 2023
Foreign-currency forward contracts	$513,197	$2,189	$(71,676)	$(19,486)
Total-return and interest-rate and credit default swaps	80,441	6,130	(42,665)	(328)
Options and futures	161,334	797	(4,491)	(1,428)
Total	$754,972	$9,116	$(118,832)	$(21,242)

As of December 31, 2022
Foreign-currency forward contracts	$427,141	$9,758	$(52,531)	$(16,356)
Total-return and interest-rate and credit default swaps	12,604	700	(3,182)	(7,666)
Options and futures	378,042	279	(125,283)	—
Total	$817,787	$10,737	$(180,996)	$(24,022)
The impact of derivatives held by the consolidated funds in the condensed consolidated statements of operations was as follows:

	Three months ended June 30,
	2023		2022
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Foreign-currency forward contracts	$93	$(6,596)	$14,133	$9,494
Total-return and interest-rate and credit default swaps	122	468	4,266	32,939
Options and futures	640	1,134	4,108	(2,088)
Commodity swaps	2,638	(1,815)	(15,735)	(30,428)
Total	$3,493	$(6,809)	$6,772	$9,917

	Six months ended June 30,
	2023		2022
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Foreign-currency forward contracts	$(1,521)	$(10,580)	$15,089	$12,422
Total-return and interest-rate and credit default swaps	117	456	282	106
Options and futures	1,072	736	10,081	(105)
Commodity swaps	5,246	13,355	(15,735)	(29,570)
Total	$4,914	$3,967	$9,717	$(17,147)
Balance Sheet Offsetting

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2023
($ in thousands, except where noted)
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

	Gross Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of June 30, 2023		Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Foreign-currency forward contracts	$1,898	$115	$—	$1,783
Derivative assets of consolidated funds:
Foreign-currency forward contracts	2,189	—	—	2,189
Total-return and interest-rate and credit default swaps	6,130	—	—	6,130
Options and futures	797	—	—	797
Subtotal	9,116	—	—	9,116
Total	$11,014	$115	$—	$10,899

Derivative Liabilities:
Foreign-currency forward contracts	$(2,137)	$(115)	$—	$(2,022)
Derivative liabilities of consolidated funds:
Foreign-currency forward contracts	(19,486)	—	—	(19,486)
Total-return and interest-rate and credit default swaps	(328)	—	—	(328)
Options and futures	(1,428)	—	—	(1,428)
Subtotal	(21,242)	—	—	(21,242)
Total	$(23,379)	$(115)	$—	$(23,264)

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2023
($ in thousands, except where noted)

	Gross Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of December 31, 2022		Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Foreign-currency forward contracts	$13,340	$1,279	$—	$12,061
Derivative assets of consolidated funds:
Foreign-currency forward contracts	9,758	—	—	9,758
Total-return and interest-rate and credit default swaps	700	—	—	700
Options and futures	279	—	—	279
Subtotal	10,737	—	—	10,737
Total	$24,077	$1,279	$—	$22,798

Derivative Liabilities:
Foreign-currency forward contracts	$(11,840)	$(1,279)	$—	$(10,561)
Derivative liabilities of consolidated funds:
Foreign-currency forward contracts	(16,356)	—	—	(16,356)
Total-return and interest-rate and credit default swaps	(7,666)	—	—	(7,666)
Options and futures	—	—		—
Subtotal	(24,022)	—	—	(24,022)
Total	$(35,862)	$(1,279)	$—	$(34,583)

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2023
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

	As of
	June 30, 2023	December 31, 2022
Senior unsecured notes
€50,000, 2.20%, issued in June 2022, payable on June 8, 2032	$54,442	$53,362
€75,000, 2.40%, issued in June 2022, payable on June 8, 2034	81,664	80,044
€75,000, 2.58%, issued in June 2022, payable on June 8, 2037	81,664	80,044
Total remaining principal	217,770	213,450
Less: Debt issuance costs	(1,309)	(1,255)
Total debt obligations, net	$216,461	$212,195
Oaktree Capital I Guaranty Agreements
As of June 30, 2023, OCM, Oaktree Capital I, Oaktree Capital II, Oaktree AIF and OCM Cayman are co-obligors and jointly and severally liable for all debt obligations listed below, while the debt obligations are reflected in the condensed consolidated financial statements based upon the entity that actually made the borrowing and received the related proceeds. Prior to 2022, OCM had historically been the only direct borrower or issuer under credit agreements and private placement notes with third parties and made all payments of principal and interest. The Company’s financial statements after the 2019 Restructuring generally do not reflect debt obligations, interest expense or related liabilities associated with OCM, Oaktree Capital II and Oaktree AIF. Subsequent to the 2022 Restructuring, the Company’s financial statements no longer reflect debt obligations, interest expense or related liabilities associated with OCM, OCM Cayman, Oaktree Capital II and Oaktree AIF.

On April 7, 2023, OCM, Oaktree Capital I, Oaktree Capital II, Oaktree AIF and OCM Cayman (collectively, the “Obligors”) entered into amendments to each of the note and guaranty agreements listed below for each series of outstanding senior notes issued by OCM and Oaktree Capital I. Pursuant to these amendments, OCM Cayman became a guarantor of each such series of senior notes. These amendments also amended certain provisions in these note and guaranty agreements, including financial definitions, in order to facilitate the joinder of OCM Cayman as an obligor. Additionally, the amendments for the note purchase agreements executed in 2014 and 2020 amended the assets under management covenants to clarify the treatment of entities that the Obligors account for using equity method accounting. On the same date that the note and guaranty amendments took effect, OCM Cayman became a co-Borrower under the $650 million revolving credit facility with OCM, Oaktree Capital I, Oaktree Capital II and Oaktree AIF pursuant to a joinder agreement executed by OCM Cayman as part of the Seventh Amendment to the credit facility.

On May 20, 2020, OCM entered into a note and guaranty agreement with certain accredited investors pursuant to which OCM agreed to issue and sell to such investors $250 million of senior unsecured notes that bear a blended 3.68% fixed rate of interest and a weighted average maturity of 2031. These notes are guaranteed by Oaktree Capital I, a consolidated subsidiary of the Company, along with Oaktree Capital II, Oaktree AIF and OCM Cayman, as co-obligors. The offering closed on July 22, 2020 and OCM received proceeds of $250 million on the closing date. As OCM is the issuer of such senior notes, the outstanding principal and interest payments guaranteed by Oaktree Capital I will not be included in the Company’s financial statements unless an event of default occurs.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2023
($ in thousands, except where noted)
Oaktree Capital I, along with certain other Oaktree Operating Group members as co-borrowers, are parties to a credit agreement with a subsidiary of Brookfield that provides for a subordinated credit facility. The subordinated credit facility has a revolving loan commitment of $250 million and borrowings generally bear interest at a spread to either LIBOR or an alternative base rate. Borrowings on the subordinated credit facility are subordinate to the outstanding debt obligations and borrowings on the primary credit facility of Oaktree Capital I and its co-borrowers. Oaktree Capital I is jointly and severally liable, along with its co-obligors for outstanding borrowings on the subordinated credit facility. The Company’s financial statements generally will not reflect debt obligations, interest expense or related liabilities associated with the subordinated credit facility until such time as Oaktree Capital I directly borrows from it. In March 2022, this credit facility was amended to extend the revolving credit maturity date from May 19, 2023 to September 14, 2026. No amounts were outstanding on the subordinated credit facility as of June 30, 2023.

On November 4, 2021, OCM entered into a note and guaranty agreement with certain accredited investors pursuant to which OCM agreed to issue and sell to such investors $200 million aggregate principal amount of its 3.06% Senior Notes due January 12, 2037. These notes are guaranteed by Oaktree Capital I, a consolidated subsidiary of the Company, along with Oaktree Capital II, Oaktree AIF and OCM Cayman, as co-obligors. The offering closed on January 12, 2022 and OCM received proceeds of $200 million on the closing date. As OCM is the issuer of such notes, the outstanding principal and interest payments guaranteed by Oaktree Capital I will not be included in the Company’s financial statements unless an event of default occurs.

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

The credit agreement contains customary financial covenants and restrictions, including a maximum leverage ratio and a minimum required level of assets under management (as defined in the credit agreement, as amended above). As of June 30, 2023, no amounts were outstanding under the revolving credit facility.
OCM and the Company were in compliance with all financial maintenance covenants associated with its senior notes and bank credit facility as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023, Oaktree Capital I is jointly and severally liable, along with its co-obligors, for the debt obligations listed below with an aggregate outstanding principal balance of $1.1 billion. The Company’s maximum exposure to these debt

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2023
($ in thousands, except where noted)
obligations is set forth below:

	As of
	June 30, 2023	December 31, 2022
Senior unsecured notes
$50,000, 3.91%, issued in September 2014, payable on September 3, 2024	$50,000	$50,000
$100,000, 4.01%, issued in September 2014, payable on September 3, 2026	100,000	100,000
$100,000, 4.21%, issued in September 2014, payable on September 3, 2029	100,000	100,000
$100,000, 3.69%, issued in July 2016, payable on July 12, 2031	100,000	100,000
$250,000, 3.78%, issued in December 2017, payable on December 18, 2032	250,000	250,000
$200,000, 3.64%, issued in July 2020, payable on July 22, 2030	200,000	200,000
$50,000, 3.84%, issued in July 2020, payable on July 22, 2035	50,000	50,000
$200,000, 3.06%, issued in January 2022, payable on January 12, 2037	200,000	200,000
Total remaining principal	$1,050,000	$1,050,000
Debt Obligations of the Consolidated Funds
Certain consolidated funds may maintain revolving credit facilities that are secured by the assets of the fund or may issue senior variable rate notes to fund investments on a longer term basis, generally up to ten years. The obligations of the consolidated funds are nonrecourse to the Company.
The consolidated funds had the following debt obligations outstanding:

	Outstanding Amount as of		Key terms as of June 30, 2023
Credit Agreement	June 30, 2023	December 31, 2022	Facility Capacity	Effective Interest Rate	Weighted Average Remaining Maturity (years)	Commitment Fee Rate	L/C Fee
Revolving credit facility (1)	$310,454	$1,000,859	$1,162,742	6.86%	0.13	0.20%	1.52%
Less: Debt issuance costs	(260)	(1,972)
Total debt obligations, net (2)	$310,194	$998,887

(1)    The credit facility capacity is calculated on a pro rata basis using fund commitments as of June 30, 2023.
(2)    Debt issuance costs are included in other assets as of June 30, 2023 and December 31, 2022.

The carrying value of the revolving credit facilities approximated fair value due to recent issuance. Financial instruments that are valued using quoted prices for the security or similar securities are generally classified as Level III because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities, or may require adjustment for investment- specific factors or restrictions.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2023
($ in thousands, except where noted)
9. NON-CONTROLLING REDEEMABLE INTERESTS IN CONSOLIDATED FUNDS
The following table sets forth a summary of changes in the non-controlling redeemable interests in the consolidated funds. Dividends reinvested and in-kind contributions or distributions are non-cash in nature and have been presented on a gross basis in the table below.

	Six months ended June 30,
	2023	2022

Beginning balance	$2,182,414	$1,723,294
Deconsolidation of funds	—	(247,270)
Contributions	1,107,488	547,100
Distributions	(62,768)	(132,979)
Net income	88,305	66,850
Change in distributions payable	(317)	(15)
Foreign currency translation and other, net	816	(1,272)
Ending balance	$3,315,938	$1,955,708
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
As of June 30, 2023 and December 31, 2022, OCGH units represented 50,916,930 of the total 160,115,921 Oaktree Operating Group units and 56,922,688 of the total 160,002,848 Oaktree Operating Group units, respectively. Based on total allocable capital of $898,911 and $1,017,192 as of June 30, 2023 and December 31, 2022, respectively, the OCGH non-controlling interest was $285,307 and $360,660. As of June 30, 2023 and December 31, 2022, there were no non-controlling interests attributable to third parties.
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
June 30, 2023
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
The Company may redeem, at its option, out of funds legally available, at any time, in whole or in part, the Series A preferred units or at any time on or after September 15, 2023 in whole or in part, the Series B preferred units, at a price of $25.00 per preferred unit plus declared and unpaid distributions to, but excluding, the redemption date, without payment of any undeclared distributions. Holders of the preferred units have no right to require the redemption of the preferred units.
If a Change of Control Event (as defined in the Series B Preferred Unit Designation) occurs prior to September 15, 2023 in respect of the Series B preferred units, the Company may, at its option, out of funds legally available, redeem the Series B preferred units, in whole but not in part, upon at least 30 days’ notice, within 60 days of the occurrence of such Change of Control Event, at a price of $25.25 per Series B preferred unit, plus declared and unpaid distributions to, but excluding, the redemption date, without payment of any undeclared distributions.
If a Tax Redemption Event or Rating Agency Event (each, as defined in the Series B Preferred Unit Designation) occurs prior to September 15, 2023 in respect of the Series B preferred units, the Company may, at its option, out of funds legally available, redeem the Series B preferred units, in whole but not in part, upon at least 30 days’ notice, within 60 days of the occurrence of such Tax Redemption Event or Rating Agency Event, at a price of $25.50 per preferred unit, plus declared and unpaid distributions to, but excluding, the redemption date, without payment of any undeclared distributions.
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
June 30, 2023
($ in thousands, except where noted)
The following table sets forth a summary of net income attributable to the preferred unitholders, the OCGH and other non-controlling interests and the Class A common unitholders:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Weighted average Oaktree Capital I units outstanding (in thousands):
OCGH & other non-controlling interests	55,107	60,676	57,950	60,727
Class A unitholders	105,009	99,231	102,139	99,184
Total weighted average units outstanding	160,116	159,907	160,089	159,911

Oaktree Capital I net income (loss):
Net income attributable to preferred unitholders (1)	$6,829	$6,829	$13,658	$13,658
Net income (loss) attributable to OCGH and other non-controlling interests	(13,955)	(13,151)	5,745	(16,153)
Net income (loss) attributable to OCG Class A unitholders	(22,874)	(17,812)	8,515	(25,661)
Oaktree Capital I net income (loss)	$(30,000)	$(24,134)	$27,918	$(28,156)
Net income (loss) attributable to OCG Class A unitholders:
Oaktree Capital I net income (loss) attributable to OCG Class A unitholders	$(22,874)	$(17,812)	$8,515	$(25,661)
Non-Operating Group income (expense)	16,539	(3,544)	24,079	15,158
Net income (loss) attributable to OCG Class A unitholders	$(6,335)	$(21,356)	$32,594	$(10,503)

(1)    Represents distributions declared, if any, on the preferred units.
The change in the Company’s ownership interest in the Oaktree Capital I is set forth below:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Net income (loss) attributable to OCG Class A unitholders	$(6,335)	$(21,356)	$32,594	$(10,503)
Equity reallocation between controlling and non-controlling interests	37,353	33,309	35,082	47,584
Change from net income (loss) attributable to OCG Class A unitholders and transfers from non-controlling interests	$31,018	$11,953	$67,676	$37,081
Please see notes 9, 10 and 11 for additional information regarding transactions that impacted unitholders’ capital.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2023
($ in thousands, except where noted)
11. EARNINGS PER UNIT
The computation of net income (loss) per Class A unit is set forth below:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands, except per unit amounts)
Net income (loss) per Class A unit (basic and diluted):
Net income (loss) attributable to OCG Class A unitholders	$(6,335)	$(21,356)	$32,594	$(10,503)
Weighted average number of Class A units outstanding (basic and diluted)	108,796	102,820	105,954	100,989
Basic and diluted net income (loss) per Class A unit	$(0.06)	$(0.21)	$0.31	$(0.10)
OCGH units are not exchangeable into Class A units. As the restrictions set forth in the then-current exchange agreement were in place for each applicable reporting period, OCGH units were not included in the computation of diluted earnings per unit for the three and six months ended June 30, 2023 and 2022.
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
June 30, 2023
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
Incentive Income
In addition to the incentive income recognized by the Company, certain of its funds have amounts recorded as potentially allocable to the Company as its share of potential future incentive income, based on each fund’s net asset value. Inasmuch as this incentive income is contingent upon future investment activity and other factors, it is not recognized by the Company as revenue until it is probable that a significant reversal will not occur. As of June 30, 2023 and December 31, 2022, respectively, the aggregate of such amounts recorded at the fund level in excess of incentive income recognized by the Company was $1,725,372 and $1,800,000, for which related direct incentive income compensation expense was estimated to be $672,169 and $950,300, respectively.
Commitments to Funds
As of June 30, 2023 and December 31, 2022, the Company, generally in its capacity as general partner, had undrawn capital commitments of $415.6 million and $275.4 million, respectively, including commitments to both unconsolidated and consolidated funds. Additionally, as of June 30, 2023 the Company had undrawn capital commitments of $112.5 million in its capacity as a limited partner in Opps XI and undrawn commitments of $750.0 million in its capacity as a limited partner in Opps XII (Opps XI and Opps XII as defined in note 14).
Investment Commitments of the Consolidated Funds
Certain of the consolidated funds are parties to credit arrangements that provide for the issuance of letters of credit and/or revolving loans, which may require the particular fund to extend loans to investee companies. The consolidated funds use the same investment criteria in making these commitments as they do for investments that are included in the condensed consolidated statements of financial condition. The unfunded liability associated with these credit arrangements is equal to the amount by which the contractual loan commitment exceeds the sum of funded debt and cash held in escrow, if any. As of June 30, 2023 and December 31, 2022, the consolidated funds had no potential aggregate commitments.
A consolidated fund may agree to guarantee the repayment obligations of certain investee companies. As of June 30, 2023 and December 31, 2022, there were no guaranteed amounts under such arrangements.
Certain consolidated funds are investment companies that are required to disclose financial support provided or contractually required to be provided to any of their portfolio companies. During the six months ended June 30, 2023 and 2022, the consolidated funds did not provide any financial support to portfolio companies.
14. RELATED-PARTY TRANSACTIONS
The Company considers its senior executives, employees (if any) and unconsolidated Oaktree funds to be affiliates (as defined in the FASB ASC Master Glossary). Amounts due from and to affiliates are set forth below. The fair value of amounts due from and to affiliates is a Level III valuation and was valued based on a discounted cash-

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2023
($ in thousands, except where noted)
flow analysis. The carrying value of amounts due from affiliates approximated fair value due to their short-term nature or because their weighted average interest rate approximated the Company’s cost of debt.

	As of
	June 30, 2023	December 31, 2022
Due from affiliates:
Management fees and incentive income due from unconsolidated funds and affiliates	$120	$203,178
Receivable from unconsolidated entities	34,966	4,696
Total due from affiliates	$35,086	$207,874
Due to affiliates:
Amounts due to unconsolidated entities	$77,411	$36,164
Total due to affiliates	$77,411	$36,164
Loans To Affiliates and Employees
Loans primarily consist of interest-bearing loans made to affiliates and interest-bearing loans made to certain Oaktree employees to meet tax obligations related to the purchase or vesting of equity awards.
On May 7, 2021 the Company, through its consolidated subsidiary Oaktree Capital I, entered into two revolving line of credit notes with OCM, one as a borrower and the other as a lender. Both revolving line of credit notes allow for outstanding principal amounts not to exceed $250 million and mature on May 7, 2024. On February 17, 2023, the revolving line of credit notes were replaced with an intercompany loan agreement with a maturity of February 17, 2026. Loans outstanding on February 17, 2023 from Oaktree Capital I to OCM under the revolving line of credit notes were reclassified as loans under the intercompany loan agreement.
As of June 30, 2023, OCM had borrowed $31.0 million from the Company through Oaktree Capital I and generated $201 interest income for the three and six months ended June 30, 2023. As of June 30, 2023, the Company through Oaktree Capital I has borrowed $50.0 million from OCM and incurred $137 and $306 interest expense for the three and six months ended June 30, 2023, respectively.
There were no loans to affiliates as of December 31, 2022 and no interest income was generated for the three and six months ended June 30, 2022. As of December 31, 2022, the Company through Oaktree Capital I had borrowed $36.0 million from OCM and incurred $17 and $152 interest expense for the three and six months ended June 30, 2022, respectively.
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
Revenues Earned From Oaktree Funds
In aggregate, management fees and incentive income earned from unconsolidated Oaktree funds totaled $2.1 million and $61.5 million for the three and six months ended June 30, 2023, respectively, and $116.6 million and $179.6 million for the three and six months ended June 30, 2022, respectively.
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
June 30, 2023
($ in thousands, except where noted)
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
The Company incurred administrative services expense of $0.2 million and $0.4 million for the three and six months ended June 30, 2023, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2022, respectively.
Subordinated Credit Facility

Oaktree Capital I, along with certain other Oaktree Operating Group members as co-borrowers, are parties to a credit agreement with a subsidiary of Brookfield that provides for a subordinated credit facility. The subordinated credit facility has a revolving loan commitment of $250 million and borrowings generally bear interest at a spread to either LIBOR or an alternative base rate. Borrowings on the subordinated credit facility are subordinate to the outstanding debt obligations and borrowings on the primary credit facility of Oaktree Capital I and its co-borrowers as detailed in note 8. Oaktree Capital I is jointly and severally liable, along with its co-obligors, for outstanding borrowings on the subordinated credit facility. As set forth in note 8, the Company’s financial statements generally will not reflect debt obligations, interest expense or related liabilities associated with its operating subsidiaries until such time as Oaktree Capital I directly borrows from the subordinated credit facility. In March 2022, this credit facility was amended to extend the revolving credit maturity date from May 19, 2023 to September 14, 2026. No amounts were outstanding on the subordinated credit facility as of June 30, 2023.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2023
($ in thousands, except where noted)
Investment in Oaktree Opportunities Fund XI

The Company has subscribed for a limited partner interest in, and made a capital commitment of, $750 million to Oaktree Opportunities Fund XI, L.P., a parallel investment vehicle thereof or a feeder fund in respect of one of the foregoing (such limited partner interest, the “Opps XI Investment” and such fund entities collectively, “Opps XI”). In order to make the Opps XI Investment, the Company’s sole Class A unitholder, or one of its affiliates, will contribute cash as a capital contribution (the “Opps XI Investment Cash”) as and to the extent required to satisfy the Company’s obligations to Opps XI. The Company will use the Opps XI Investment Cash solely to fund the Opps XI Investment and satisfy its obligations in respect of Opps XI and distributions from the Opps XI Investment are intended solely for the benefit of the Class A unitholder, subject to applicable law. The Company’s preferred unitholders should not rely on distributions received by the Company in respect of the Company’s Opps XI Investment for payment of dividends or redemption of the preferred units. During the six months ended June 30, 2023, the Company funded $262.5 million of its capital commitment. As of June 30, 2023, the Company has funded in the aggregate $637.5 million of the $750 million of its committed capital.

Investment in Oaktree Opportunities Fund XII

On May 22, 2023, the Company subscribed for a limited partner interest in, and made a capital commitment of, $750 million to Oaktree Opportunities Fund XII, L.P., a parallel investment vehicle thereof or a feeder fund in respect of one of the foregoing (such limited partner interest, the “Opps XII Investment” and such fund entities collectively, “Opps XII”). In order to make the Opps XII Investment, the Company’s sole Class A unitholder, or one of its affiliates, will contribute cash as a capital contribution (the “Opps XII Investment Cash”) as and to the extent required to satisfy the Company’s obligations to Opps XII. The Company will use the Opps XII Investment Cash solely to fund the Opps XII Investment and satisfy its obligations in respect of Opps XII and distributions from the Opps XII Investment are intended solely for the benefit of the Class A unitholder, subject to applicable law. The Company’s preferred unitholders should not rely on distributions received by the Company in respect of the Company’s Opps XII Investment for payment of dividends or redemption of the preferred units.

Deposit Agreement with Brookfield

On May 1, 2023, Brookfield Asset Management ULC (“BAM ULC”) and OCM, Oaktree Capital I, Oaktree Capital II, OCM Cayman, Oaktree AIF and Oaktree Investment Holdings, L.P. (collectively, the “Oaktree Depositors”) entered into a deposit agreement under which each of the Oaktree Depositors has the ability to place up to $750 million in the aggregate (subject in the case of Oaktree Capital I to a sub-limit of $200 million) at any time on deposit with BAM ULC. This deposit arrangement is set up to facilitate a more efficient use of cash across the Brookfield family of companies and provides Oaktree with the option to deposit excess operational cash.

Oaktree can deposit cash from time to time, subject to the aggregate limits, and can withdraw deposited funds on two business days’ notice. Each deposit will earn interest on the outstanding principal amount at an agreed rate. There is no set maturity on any deposit balance.

As of June 30, 2023, OCM has $200 million on deposit with BAM ULC. There is no impact to the Company’s financial statement as of June 30, 2023.

Non-Traded REIT

On June 27, 2023, the Company entered into a contribution agreement (the “Treasury Contribution Agreement”) with Brookfield Corporate Treasury Ltd. (“Treasury”). Treasury holds all of the outstanding Class A units of the Company. Pursuant to the Treasury Contribution Agreement, Treasury agreed to contribute to the Company an amount (the “Contributed Amount”) equal to the value of BUSI II GP-C LLC, BUSI II-C L.P., BUSI II SLP-GP LLC and Brookfield REIT OP Special Limited Partner L.P. (collectively, and together with any additional entities that may become direct or indirect subsidiaries of NTR (as defined below) and that beneficially own shares of Brookfield REIT (as defined below), the “REIT Entities”), including their indirect ownership in Brookfield Real Estate Income Trust Inc., a Maryland corporation (“Brookfield REIT”), as of June 30, 2023, and the Company agreed to contribute the Contributed Amount to OCG NTR Holdings, LLC, a wholly owned subsidiary of the Company (“NTR”), in connection

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2023
($ in thousands, except where noted)
with the Company’s indirect acquisition (the “Acquisition”) of 100% of the interests in the REIT Entities. An amount of $307.0 million in respect of the Contributed Amount was contributed on June 27, 2023 (the “Purchase Price”) and a true-up payment of $13.9 million was made on July 31, 2023 (the “True-Up Payment”). Also on June 27, 2023, the Company entered into a contribution agreement (the “NTR Contribution Agreement”) with NTR whereby the Company contributed the Purchase Price to NTR and agreed to make the True-Up Payment to NTR, and NTR agreed to use the Contributed Amount in connection with the Acquisition. On June 29, 2023, NTR entered into an agreement of purchase and sale (the “Agreement of Purchase and Sale”) to effect the Acquisition, whereby NTR acquired 100% of the interests in the REIT Entities from BUSI II NTR Sub LLC in exchange for cash. The Acquisition was completed on June 30, 2023.

In connection with the Acquisition, on June 29, 2023, the Company entered into a letter agreement (the “Restructuring Letter Agreement”) with Treasury whereby, among other things, the Company agreed that, notwithstanding any provision of the operating agreement of the Company to the contrary, Treasury will have the right, in its sole and absolute discretion, to make up to $200.0 million of additional capital contributions to the Company to be utilized in connection with the Company’s indirect ownership of Brookfield REIT or any other matters with respect to the operations of NTR and the REIT Entities, and no vote, approval or other authorization will be required in connection with such additional capital contributions. Also on June 29, 2023, the Company entered into a letter agreement (the “Indemnification Letter Agreement”) with BP US REIT LLC (“BP US”) whereby, among other things, BP US agrees to defend, indemnify and hold harmless the Company, its members and the Company’s and such members’ respective officers, directors, employees, agents, successors, and assigns from any third-party claims brought against any of them related to the ownership, management or ongoing operating of the REIT Entities, and any subsidiaries thereof.
15. SEGMENT REPORTING
Management uses a consolidated approach to assess performance and allocate resources. As such, the Company’s business is comprised of one segment, the investment management business.
16. SUBSEQUENT EVENTS
Class A Unit Distributions
A distribution of $0.09 per Class A unit was paid on August 10, 2023 to holders of record at the close of business on August 2, 2023.
Preferred Unit Distributions
A distribution of $0.414063 per Series A preferred unit will be paid on September 15, 2023 to Series A preferred unitholders of record at the close of business on September 1, 2023.
A distribution of $0.409375 per Series B preferred unit will be paid on September 15, 2023 to Series B preferred unitholders of record at the close of business on September 1, 2023.

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

The failures of three U.S. commercial banks (First Republic, Silicon Valley Bank and Signature Bank) since the beginning of 2023 have raised concerns about institutions with concentrated exposure to certain types of depositors in the same industry as well as those with large unrealized losses in their investment security holdings. While the Company does not have any direct exposure to the failed banks, our cash is held with various third-party financial institutions. In particular, our cash is generally held with a large, global systemically important bank, often in balances that exceed the current FDIC insurance limits. If the banks that we hold our deposits with enter receivership or become insolvent, we may be prevented from accessing our cash and cash equivalents in excess of FDIC insured limits. Oaktree’s credit facility is with a syndicate of large global banks, including one that was sold in 2023 under financial distress. If one or more of the banks in the syndicate were unable to satisfy its obligations to lend to Oaktree in a timely manner in accordance with the terms of the credit facility it could have a material impact on Oaktree’s operation or financial condition. In addition, Oaktree funds and their respective portfolio companies hold cash with third-party financial institutions and in some cases have credit facilities, as do Oaktree clients. If Oaktree funds or portfolio companies were unable to access cash and cash equivalents at banks with which they do business, or if clients were unable to access cash and cash equivalents needed to satisfy capital calls from Oaktree funds, it could adversely affect the funds or such portfolio companies.
COVID-19 continues to pose threats to the health and economic wellbeing of the worldwide population and there is continued uncertainty as to the duration of the global health and economic impact of COVID-19 even with the availability of COVID-19 vaccines. The continued uncertainty of COVID-19 variants may lead to renewed governmental efforts to mitigate COVID-19 spread. Such efforts may create significant uncertainty and volatility in Oaktree’s business and its funds’ and their respective portfolio companies’ businesses as compared to pre-pandemic levels.
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

Revenues
We have the potential to earn incentive income from many of the closed-end funds and certain evergreen funds managed by Oaktree in our capacity as the general partner of those funds. These closed-end funds generally provide that we receive incentive income only after we have returned to our investors all of their contributed capital plus an annual preferred return, typically 8%. Once this occurs, we generally receive as incentive income 80% of all distributions otherwise attributable to our investors, and those investors receive the remaining 20% until we have received, as incentive income, 20% of all such distributions in excess of the contributed capital from the inception of the fund. Thereafter, all such future distributions attributable to our investors are distributed 80% to those investors and 20% to us as incentive income. As a result of the 2022 Restructuring, we are only entitled to earn one-third of the incentive income attributable to Oaktree Capital I in respect of our closed-end funds established in 2022 or later and in respect of incentive income from our evergreen funds earned subsequent to January 1, 2023. We will continue to earn 100% of the incentive income attributable to Oaktree Capital I in respect of our closed-end funds established prior to 2022. We also earn revenue from investment income, which represents our pro-rata share of income or loss from our investments, generally in our capacity as general partner in Oaktree funds and as an investor in our CLOs and third-party managed funds and companies. Subsequent to the 2022 Restructuring, the Company no longer consolidates the CLOs as their direct ownership interests are held by OCM Cayman.
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
General and Administrative
General and administrative expense has historically included costs related to occupancy, outside auditors, tax professionals, legal advisers, research, consultants, travel and entertainment, communications and information services, business process outsourcing, foreign-exchange activity, insurance, placement costs, changes in the contingent consideration liability, and other general items related directly to the Company’s operations. These expenses are net of amounts borne by fund investors and are not offset by credits attributable to fund investors’ non-controlling interests in consolidated funds. General and administrative expense reflects the gross-up of reimbursable costs incurred on behalf of Oaktree funds in which the Company has determined it is the principal. Subsequent to the 2019 Restructuring, general and administrative expenses primarily include direct and reimbursable expenses incurred by Oaktree Capital I and OCM Cayman and the Company's share of certain expenses through a service agreement with OCM. Subsequent to the 2022 Restructuring, general and administrative expenses no longer includes direct and reimbursable expenses incurred by OCM Cayman due to the deconsolidation, and generally includes costs related to outside auditors, tax professionals, derivative and hedging activity, and other general items related directly to the Company’s operations.
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
Other Income (Loss)
Interest Expense
Interest expense primarily reflects the interest expense of the consolidated funds, as well as the interest expense of Oaktree and its operating subsidiaries. After the 2019 Restructuring, our financial statements reflected debt obligations, interest expense or related liabilities associated with our operating subsidiaries only if one of the two remaining Oaktree Operating Group entities then owned by us directly borrowed under Oaktree’s credit agreements, issued private placement notes or entered into another debt arrangement. Subsequent to the 2022 Restructuring, our financial statements reflect debt obligations, interest expense or related liabilities associated with our operating subsidiary when Oaktree Capital I directly borrows under Oaktree’s credit agreements, issues private placement notes or entered into another debt arrangement.
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
•Net Income Attributable to Non-controlling Interests in Consolidated Funds. This category represents the economic interests of the unaffiliated investors in the consolidated funds, as well as the equity interests held by third-party investors in CLOs that had not yet priced as of the respective period end. Subsequent to the 2022 Restructuring, we no longer consolidate the CLOs as their direct ownership interests are held by OCM Cayman. The net income of these interests is primarily driven by the investment performance of the consolidated funds and CLOs. In comparison to net income, this measure excludes our operating results and other items solely attributable to the Company; and,

•Net Income Attributable to Non-controlling Interests in Consolidated Subsidiaries. This category primarily represents the economic interest in the Oaktree Operating Group owned by OCGH and OEP (“OCGH and other non-controlling interest”), as well as the economic interest in certain consolidated subsidiaries held by third parties. Subsequent to the 2019 Restructuring, this category includes only the OCGH and other non-controlling interest in Oaktree Capital I and OCM Cayman and subsequent to the 2022 Restructuring, this category includes only the OCGH and other non-controlling interest in Oaktree Capital I. The OCGH and other non-controlling interest is determined at the Oaktree Operating Group level based on the weighted average proportionate share of Oaktree Operating Group units held by OCGH and other unitholders. Inasmuch as the number of outstanding Oaktree Operating Group units corresponds with the total number of outstanding Class A, OCGH and OEP units, changes in the economic interest held by the OCGH and other unitholders are driven by our additional issuances of Class A, OCGH and OEP units, as well as repurchases and forfeitures of, and exchanges between, Class A, OCGH and OEP units. Certain of our expenses, such as income tax and related administrative expenses of Oaktree Capital Group, LLC and the holding companies through which we hold interests in Oaktree Capital I, are solely attributable to the Class A unitholders. Please see note 10 to our condensed consolidated financial statements included elsewhere in this quarterly report for additional information on the economic interest in the Oaktree Operating Group owned by OCGH.
Net Income Attributable to Preferred Unitholders
This category represents distributions declared, if any, on our preferred units. Please see note 10 to our condensed consolidated financial statements for more information.
Operating Metrics
We monitor certain operating metrics that we believe provide important information and data regarding our business. Subsequent to the 2022 Restructuring our revenues are comprised of incentive income and investment income earned in our capacity as general partner of certain Oaktree funds and investment income earned on other investments in Oaktree funds and third party funds and companies. To analyze and monitor our operating performance we utilize incentive-creating AUM, incentives created (fund level) and accrued incentives (fund level). These operating metrics provide us with detailed information and insight into the operating performance of the funds we manage.
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

GAAP Consolidated Results of Operations
The following table sets forth our unaudited condensed consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands, except per unit data)
Revenues:
Management fees	$—	$63,079	$—	$123,510
Incentive income	2,072	53,504	61,473	56,103
Total revenues	2,072	116,583	61,473	179,613
Expenses:
Compensation and benefits	(85)	(37,830)	(176)	(81,919)
Equity-based compensation	—	(1,952)	—	(3,450)
Incentive income compensation	1,494	(12,937)	(57,044)	(17,894)
Total compensation and benefits expense	1,409	(52,719)	(57,220)	(103,263)
General and administrative	(179)	(6,259)	(2,103)	(11,297)
Depreciation and amortization	—	(411)	—	(993)
Consolidated fund expenses	(13,188)	(15,357)	(27,324)	(40,159)
Total expenses	(11,958)	(74,746)	(86,647)	(155,712)
Other income (loss):
Interest expense	(12,161)	(57,849)	(28,710)	(97,040)
Interest and dividend income	93,086	129,857	159,895	253,429
Net realized gain (loss) on consolidated funds’ investments	30,701	16,126	62,381	(73,099)
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	(12,789)	(155,352)	(37,971)	(26,993)
Investment income (loss)	(41,841)	(30,674)	9,881	(18,933)
Total other income (loss)	56,996	(97,892)	165,476	37,364
Income (loss) before income taxes	47,110	(56,055)	140,302	61,265
Income taxes	—	(3,716)	—	(7,413)
Net income (loss)	47,110	(59,771)	140,302	53,852
Less:
Net (income) loss attributable to non-controlling interests in consolidated funds	(60,571)	32,093	(88,305)	(66,850)
Net (income) loss attributable to non-controlling interests in consolidated subsidiaries	13,955	13,151	(5,745)	16,153
Net income (loss) attributable to Oaktree Capital Group, LLC	494	(14,527)	46,252	3,155
Net income attributable to preferred unitholders	(6,829)	(6,829)	(13,658)	(13,658)
Net income (loss) attributable to Oaktree Capital Group, LLC Class A unitholders	$(6,335)	$(21,356)	$32,594	$(10,503)

Distributions declared per Class A unit	$0.72	$0.16	$0.83	$1.13
Net income (loss) per Class A unit (basic and diluted):
Net income (loss) per Class A unit	$(0.06)	$(0.21)	$0.31	$(0.10)
Weighted average number of Class A units outstanding	108,796	102,820	105,954	100,989

Second Quarter Ended June 30, 2023 Compared to the Second Quarter Ended June 30, 2022
Revenues
Management Fees

Subsequent to the 2022 Restructuring, we no longer earn management fees and sub-advisory fees as a result of the deconsolidation of OCM Cayman.
Incentive Income
Incentive income decreased $51.4 million to $2.1 million for the second quarter of 2023, from $53.5 million for the second quarter of 2022. The decrease in incentive income was primarily due to the deconsolidation of a SPAC in the second quarter of 2022.
Expenses
Compensation and Benefits
Compensation and benefits expense decreased $37.7 million, or 99.7%, to $0.1 million for the second quarter of 2023, from $37.8 million for the second quarter of 2022. The decrease in compensation and benefits expense was due to the 2022 Restructuring, subsequent to which, we no longer incur compensation and benefits expense related to Oaktree’s non-U.S. employees in OCM Cayman.
Equity-based Compensation
Subsequent to the 2022 Restructuring, we no longer incur equity-based compensation expense due to the deconsolidation of OCM Cayman.
Incentive Income Compensation
Incentive income compensation expense decreased $14.4 million to an income of $1.5 million for the second quarter of 2023, from an expense of $12.9 million for the second quarter of 2022, primarily related to the decrease in incentive income as well as true down for over accrual of incentive income compensation in the first quarter of 2023.
General and Administrative
Subsequent to the 2022 Restructuring, general and administrative expenses no longer includes direct and reimbursable expenses incurred by OCM Cayman. As a result, general and administrative expense decreased $6.1 million, or 96.8%, to $0.2 million for the second quarter of 2023, from $6.3 million for the second quarter of 2022.
Depreciation and Amortization
In connection with the 2022 Restructuring, we deconsolidated OCM Cayman which held furniture and equipment, capitalized software and office leasehold improvements, and as a result, we no longer incur depreciation and amortization expense.
Consolidated Fund Expenses
Consolidated fund expenses decreased $2.2 million, or 14.3%, to $13.2 million for the second quarter of 2023, from $15.4 million for the second quarter of 2022. The decrease is primarily due to the 2022 Restructuring, after which the Company no longer consolidates CLOs as their direct ownership interests are held by OCM Cayman.
Other Income (Loss)
Interest Expense
Interest expense decreased $45.6 million, or 78.9%, to $12.2 million for the second quarter of 2023, from $57.8 million for the second quarter of 2022. The decrease was primarily due to the 2022 Restructuring, after which the Company no longer consolidates CLOs as their direct ownership interests are held by OCM Cayman, partially offset by higher interest rates on debt outstanding by our consolidated funds, primarily Opps XI.

Interest and Dividend Income
Interest and dividend income decreased $36.8 million, or 28.3%, to $93.1 million for the second quarter of 2023, from $129.9 million for the second quarter of 2022. The decrease was primarily attributable to the deconsolidation of our CLOs as a result of the 2022 Restructuring, partially offset by an increase in income from our investment in Opps XI.
Net Realized Gain (Loss) on Consolidated Funds’ Investments
Net realized gain on consolidated funds’ investments increased $14.6 million, from a gain of $16.1 million for the second quarter of 2022 to a gain of $30.7 million for the second quarter of 2023. The net realized gain during the second quarter of 2023 reflects our consolidated funds’ performance on investments sold and is primarily related to gains on sales of investments in Opps XI.
Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments increased $142.6 million, to a loss of $12.8 million for the second quarter of 2023, from a loss of $155.4 million for the second quarter of 2022. Excluding the impact of the reversal of net realized gain (loss) on consolidated funds’ investments, the net change in unrealized appreciation (depreciation) on consolidated funds’ investments increased $157.1 million, to a net gain of $17.9 million for the second quarter of 2023, from a net loss of $139.2 million for the second quarter of 2022, primarily due to improved performance of investments held by consolidated funds that benefitted from more favorable market conditions, as well as the impact of the deconsolidation of our CLOs as a result of the 2022 Restructuring.
Investment Income (Loss)
Investment income (loss) decreased $11.1 million, or 36.2%, to a loss of $41.8 million for the second quarter of 2023, from a loss of $30.7 million for the second quarter of 2022. The decrease was primarily related to declines in the values of our Real Asset investments.
Income Taxes
Subsequent to the 2022 Restructuring, the Company no longer consolidates OCM Cayman and no longer incurs income tax expense.
Net (Income) Loss Attributable to Non-controlling Interests in Consolidated Funds
Net (income) loss attributable to non-controlling interests in consolidated funds increased $92.7 million, to net income of $60.6 million for the second quarter of 2023, from net loss of $32.1 million for the second quarter of 2022. The increase reflected our consolidated funds’ performance attributable to third-party investors in each period. These effects are described in more detail under “—Other Income (Loss)” above.
Net Income (Loss) Attributable to Oaktree Capital Group, LLC Class A Unitholders
Net income (loss) attributable to Oaktree Capital Group, LLC Class A unitholders increased $15.1 million, or 70.6%, to net loss of $6.3 million for the second quarter of 2023, from net loss of $21.4 million for the second quarter of 2022, primarily reflecting improved performance of our consolidated funds’ investments. These effects are described in more detail under “—Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments” above.

Six months ended June 30, 2023 Compared to the Six Months Ended June 30, 2022
Revenues
Management Fees
Subsequent to the 2022 Restructuring, we no longer earn management fees and sub-advisory fees as a result of the deconsolidation of OCM Cayman.
Incentive Income
Incentive income increased $5.4 million to $61.5 million for the first six months of 2023, from $56.1 million for the first six months of 2022. The increase in incentive income was primarily due to higher distributions from Private Equity and Credit closed-end funds that were paying incentive income in the first quarter of 2023, partially offset by lower incentive income related to the deconsolidation of a SPAC.
Expenses
Compensation and Benefits
Compensation and benefits expense decreased $81.7 million, or 99.8%, to $0.2 million for the first six months of 2023, from $81.9 million for the first six months of 2022.The decrease in compensation and benefits expense was due to the 2022 Restructuring, subsequent to which, we no longer incur compensation and benefits expense related to Oaktree’s non-U.S. employees in OCM Cayman.
Equity-based Compensation
Subsequent to the 2022 Restructuring, we no longer incur equity-based compensation expense due to the deconsolidation of OCM Cayman.
Incentive Income Compensation
Incentive income compensation expense increased $39.1 million to $57.0 million for the first six months of 2023, from $17.9 million for the first six months of 2022, primarily reflecting the increase in incentive income.
General and Administrative
Subsequent to the 2022 Restructuring, general and administrative expenses no longer includes direct and reimbursable expenses incurred by OCM Cayman. As a result, general and administrative expense decreased $9.2 million, or 81.4%, to $2.1 million for the first six months of 2023, from $11.3 million for the first six months of 2022.
Depreciation and Amortization
In connection with the 2022 Restructuring, we deconsolidated OCM Cayman which held furniture and equipment, capitalized software and office leasehold improvements, and as a result, we no longer incur depreciation and amortization expense.
Consolidated Fund Expenses
Consolidated fund expenses decreased $12.9 million, or 32.1%, to $27.3 million for the first six months of 2023, from $40.2 million for the first six months of 2022. The decrease is primarily due to the 2022 Restructuring, after which the Company no longer consolidates CLOs as their direct ownership interests are held by OCM Cayman.
Other Income (Loss)
Interest Expense
Interest expense decreased $68.3 million, or 70.4%, to $28.7 million for the first six months of 2023, from $97.0 million for the first six months of 2022. The decrease was primarily due to the 2022 Restructuring, after which the Company no longer consolidates CLOs as their direct ownership interests are held by OCM Cayman, partially offset by higher interest rates on debt outstanding by our consolidated funds, primarily Opps XI.

Interest and Dividend Income
Interest and dividend income decreased $93.5 million, or 36.9%, to $159.9 million for the first six months of 2023, from $253.4 million for the first six months of 2022. The decrease was primarily attributable to the deconsolidation of our CLOs as a result of the 2022 Restructuring, partially offset by an increase in income from our investment in Opps XI.
Net Realized Gain (Loss) on Consolidated Funds’ Investments
Net realized gain (loss) on consolidated funds’ investments increased by $135.5 million, from a loss of $73.1 million for the first six months of 2022 to a gain of $62.4 million for the first six months of 2023. The net realized gain during the first six months of 2023 reflects our consolidated funds’ performance on investments sold and is primarily related to gains on sales of investments in Opps XI, whereas the net realized loss during the first six months of 2022 primarily resulted from realized losses on our Real Assets investments.
Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
Net change in unrealized depreciation on consolidated funds’ investments increased $11.0 million, to a depreciation of $38.0 million for the first six months of 2023, from a depreciation of $27.0 million for the first six months of 2022. Excluding the impact of the reversal of net realized gain (loss) on consolidated funds’ investments, the net change in unrealized appreciation (depreciation) on consolidated funds’ investments increased $124.5 million, to a net gain of $24.4 million for the first six months of 2023, from a net loss of $100.1 million for the first six months of 2022, primarily due to the improved performance of investments held by consolidated funds that benefitted from more favorable market conditions and the impact of the deconsolidation of our CLOs as a result of the 2022 Restructuring.
Investment Income (Loss)
Investment Income (loss) increased $28.8 million, or 152.4%, to a gain of $9.9 million for the first six months of 2023, from a loss of $18.9 million for the first six months of 2022. The increase primarily reflected appreciation of the shares received in connection with the deconsolidations of SPACs in prior years, partially offset by declines in the values of our Real Asset investments.
Income Taxes
Subsequent to the 2022 Restructuring, the Company no longer consolidates OCM Cayman and no longer incurs income tax expense.
Net (Income) Loss Attributable to Non-controlling Interests in Consolidated Funds
Net income attributable to non-controlling interests in consolidated funds increased $21.4 million, to net income of $88.3 million for the first six months of 2023, from net income of $66.9 million for the first six months of 2022. The increase reflected our consolidated funds’ performance attributable to third-party investors in each period. These effects are described in more detail under “—Other Income (Loss)” above.
Net Income (Loss) Attributable to Oaktree Capital Group, LLC Class A Unitholders
Net income (loss) attributable to Oaktree Capital Group, LLC Class A unitholders increased $43.1 million, or 410.5%, to net income of $32.6 million for the first six months of 2023, from net loss of $10.5 million for the first six months of 2022, primarily driven by the impact of the deconsolidation of our CLOs as a result of the 2022 Restructuring and improved realized and unrealized performance of our consolidated funds’ investments.

Operating Metrics
We monitor certain operating metrics that we believe provide important data regarding our business. These operating metrics include incentive-creating AUM, incentives created (fund level), and accrued incentives (fund level).
Incentive-creating AUM
Incentive-creating AUM is set forth below and does not include undrawn capital commitments.

	As of
	June 30, 2023	March 31, 2023	December 31, 2022
Incentive-creating AUM:	(in millions)
Closed-end funds	$49,458	$47,882	$43,635
Evergreen funds	3,361	3,070	2,983
Total	$52,819	$50,952	$46,618
Second Quarter Ended June 30, 2023
Incentive-creating AUM increased $1.8 billion, or 3.5%, to $52.8 billion as of June 30, 2023, from $51.0 billion as of March 31, 2023. This increase reflected $1.6 billion of net contributions and $0.2 billion of market-value appreciation, inclusive of the impact of foreign currency fluctuations, in the second quarter of 2023.
Six Months Ended June 30, 2023
Incentive-creating AUM increased $6.2 billion, or 13.3%, to $52.8 billion as of June 30, 2023, from $46.6 billion as of December 31, 2022. This increase reflected $4.9 billion of net contributions and $1.3 billion of market-value appreciation, inclusive of the impact of foreign currency fluctuations, during the six months ended 2023.
Accrued Incentives (Fund Level) and Incentives Created (Fund Level)
Accrued incentives (fund level), gross and net of incentive income compensation expense, as well as changes in accrued incentives (fund level), are set forth below.

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
	2023	2022	2023	2022
Accrued Incentives (Fund Level):	(in thousands)
Beginning balance(1)	$1,824,320	$1,666,345	$1,709,497	$1,668,838
Incentives created (fund level):
Closed-end funds	(102,889)	(33,348)	67,862	123,733
Evergreen funds	6,013	(6,075)	9,486	614
Total incentives created (fund level)	(96,876)	(39,423)	77,348	124,347
Less: incentive income recognized by us	(2,073)	(53,504)	(61,474)	(219,767)
Ending balance	$1,725,371	$1,573,418	$1,725,371	$1,573,418
Accrued incentives (fund level), net of associated incentive income compensation expense	$1,053,203	$752,679	$1,053,203	$752,679

(1)    Beginning balance and activity as of for the six months ended June 30, 2023 has been adjusted to align the timing of tax related incentive distributions presented herein and incentive income recognized in our financial statements in accordance with US GAAP.
As of June 30, 2023 and 2022, the portion of net accrued incentives (fund level) represented by funds that were currently paying incentives was $10.9 million (or 1.0%) and $21.0 million (or 2.8%), respectively, with the remainder arising from funds that as of that date were not at the stage of their cash distribution waterfall where Oaktree was entitled to receive incentives, other than possibly tax-related distributions.

As of June 30, 2023, $669.1 million, or 63.5%, of the net accrued incentives (fund level) were in evergreen or closed-end funds that were incentive paying or in their liquidation period. Please see “—Critical Accounting Policies—Fair Value of Financial Instruments” for a discussion of the fair-value hierarchy level established by GAAP.
Second Quarter Ended June 30, 2023
Incentives created (fund level) was $(96.9) million for the second quarter of June 30, 2023, primarily reflecting $(124.6) million from Credit funds, $(4.3) million from Real Assets funds, partially offset by $29.8 million Private Equity funds.
Six Months Ended June 30, 2023
Incentives created (fund level) was $77.3 million for the first six months of June 30, 2023, primarily reflecting $41.9 million from Credit funds, $39.2 million from Private Equity funds, $4.0 million from Listed Equities funds, offset by $7.8 million Real Assets funds.

GAAP Statement of Financial Condition (Unaudited)
We manage our financial condition without the consolidation of the Oaktree funds in which we serve as general partner. Since Oaktree’s founding, Oaktree and, by extension, we have managed our financial condition in a way that builds our capital base and maintains sufficient liquidity for known and anticipated uses of cash. Our assets do not include accrued incentives (fund level), an off-balance sheet metric. As a result of the 2022 Restructuring, we no longer hold an economic interest in OCM Cayman or a voting interest in its general partner and therefore OCM Cayman was deconsolidated as of the Effective Date of the 2022 Restructuring. Additionally, we concluded that we were no longer the primary beneficiary for CLOs as their direct ownership interests are held by OCM Cayman. Assets and liabilities related to OCM Cayman and CLOs are not reflected on our consolidated statement of financial condition as of June 30, 2023.
The following table presents our unaudited condensed consolidating statement of financial condition:

	As of June 30, 2023
	Oaktree and Operating Subsidiaries	Consolidated Funds	Eliminations	Consolidated
	(in thousands)
Assets:
Cash and cash-equivalents	$17,980	$—	$—	$17,980
Corporate investments	2,634,531	—	(1,124,113)	1,510,418
Receivables and other assets	95,145	—	—	95,145
Assets of consolidated funds	—	4,888,168	—	4,888,168
Total assets	$2,747,656	$4,888,168	$(1,124,113)	$6,511,711
Liabilities and Capital:
Liabilities:
Accounts payable and accrued expenses	$65,061	$—	$—	$65,061
Due to affiliates	77,411	—	—	77,411
Debt obligations	216,461	—	—	216,461
Liabilities of consolidated funds	—	448,117	—	448,117
Total liabilities	358,933	448,117	—	807,050
Non-controlling redeemable interests in consolidated funds	—	—	3,315,938	3,315,938
Capital:
Capital attributable to OCG preferred unitholders	400,584	—	—	400,584
Capital attributable to OCG Class A unitholders	1,702,833	766,645	(766,645)	1,702,833
Non-controlling interest in consolidated subsidiaries	285,306	357,468	(357,468)	285,306
Non-controlling interest in consolidated funds	—	3,315,938	(3,315,938)	—
Total capital	2,388,723	4,440,051	(4,440,051)	2,388,723
Total liabilities and capital	$2,747,656	$4,888,168	$(1,124,113)	$6,511,711

Corporate Investments

	As of
	June 30, 2023	March 31, 2023	June 30, 2022
	(in thousands)
Oaktree funds:
Credit	$1,943,429	$1,811,102	$1,707,113
Private Equity	229,903	225,055	239,810
Real Assets	68,701	48,286	27,764
Listed Equities	43,007	41,615	38,016
Non-Oaktree	349,491	58,306	67,478
Total corporate investments – Oaktree and operating subsidiaries	2,634,531	2,184,364	2,080,181
Eliminations	(1,124,113)	(987,008)	(946,514)
Total corporate investments – Consolidated	$1,510,418	$1,197,356	$1,133,667

Liquidity and Capital Resources

We manage our liquidity and capital requirements by focusing on our cash flows before the consolidation of Oaktree funds and the effect of normal changes in short-term assets and liabilities. Our primary cash flow activities on an unconsolidated basis involve (a) generating cash flow from operations, (b) generating income from investment activities, including strategic investments in certain third parties, (c) funding capital commitments that we have made to Oaktree funds in which we act as general partner, (d) funding our growth initiatives, (e) distributing cash flow to our Class A and OCGH and OEP unitholders, (f) borrowings, interest payments and repayments under credit agreements, our senior notes and other borrowing arrangements, and (g) issuances of, and distributions made on, our preferred units. As of June 30, 2023, the Company on an unconsolidated basis had $18.0 million of cash and U.S. Treasury and other securities and $216.5 million of outstanding debt. See the Future Sources and Uses of Liquidity section for additional details of Oaktree and its indirect subsidiaries financing activities in 2022.

As a result of the 2022 Restructuring, the Company no longer controls OCM Cayman and therefore OCM Cayman was deconsolidated as of the Effective Date of the 2022 Restructuring. Ongoing sources of cash include incentive income, which is volatile and largely unpredictable as to amount and timing, and distributions stemming from our corporate investments in funds and companies. We primarily use cash flow from operations and distributions from our corporate investments to pay compensation and related expenses, service fees under our services agreement with OCM, debt service and distributions. This same cash flow, together with proceeds from equity and debt issuances, is also used to fund corporate investments, fixed assets and other capital items. Subject to applicable law and certain consent rights contained in our operating agreement, pursuant to a covenant in our operating agreement Oaktree plans to cause its operating group entities to distribute, on a quarterly basis, at least 85% of its adjusted distributable earnings, as defined in our operating agreement, and we plan to distribute amounts we receive in respect of such distributions, less any tax and tax receivable obligations, to holders of our Class A units. Distributions from each Operating Group entity may not be proportionate to its share of adjusted distributable earnings.

Distributions on the preferred units are discretionary and non-cumulative. We may redeem, at our option, out of funds legally available, the preferred units, in whole or in part, in respect of the Series A preferred units or at any time on or after September 15, 2023 in respect of the Series B preferred units, at a price of $25.00 per preferred unit plus declared and unpaid distributions to, but excluding, the redemption date, without payment of any undeclared distributions. Holders of the preferred units have no right to require the redemption of such preferred units.
We have subscribed for a limited partner interest in, and made a capital commitment of, $750 million to Oaktree Opportunities Fund XI, L.P., a parallel investment vehicle thereof or a feeder fund in respect of one of the foregoing (such limited partner interest, the “Opps XI Investment” and such fund entities collectively, “Opps XI”). In order to fund the Opps XI Investment, our sole Class A unitholder, or one of its affiliates, will contribute cash as a capital contribution (the “Opps XI Investment Cash”) as and to the extent required to satisfy our obligations to Opps XI. We will use the Opps XI Investment Cash solely to fund the Opps XI Investment and satisfy our obligations in respect of Opps XI Distributions from the Opps XI Investment are intended for the benefit of the Class A unitholder, subject to applicable law. Our preferred unitholders should not rely on distributions received by us in respect of the Company’s Opps XI Investment for payment of dividends or redemption of the preferred units. As of June 30, 2023, $637.5 million of the $750.0 million capital commitment was funded.

On May 22, 2023, we subscribed for a limited partner interest in, and made a capital commitment of, $750 million to Oaktree Opportunities Fund XII, L.P., a parallel investment vehicle thereof or a feeder fund in respect of one of the foregoing (such limited partner interest, the “Opps XII Investment” and such fund entities collectively, “Opps XII”). In order to fund the Opps XII Investment, our sole Class A unitholder, or one of its affiliates, will contribute cash as a capital contribution (the “Opps XII Investment Cash”) as and to the extent required to satisfy our obligations to Opps XII. We will use the Opps XII Investment Cash solely to fund the Opps XII Investment and satisfy our obligations in respect of Opps XII. Distributions from the Opps XII Investment are intended for the benefit of the Class A unitholder, subject to applicable law. Our preferred unitholders should not rely on distributions received by us in respect of the Company’s Opps XII Investment for payment of dividends or redemption of the preferred units.
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
Significant amounts from our condensed consolidated statements of cash flows for the six months ended June 30, 2023 and 2022 are discussed below.
Operating Activities
Operating activities used $369.9 million and $957.3 million of cash for the first six months of 2023 and 2022, respectively. These amounts principally reflected net income (loss), purchases of securities, net of non-cash adjustments, and net realized and unrealized (gain) loss from consolidated fund investments in each of the respective periods as well as net purchases of securities of the consolidated funds.
Investing Activities
Investing activities used $330.0 million and provided $11.3 million of cash for the first six months of 2023 and 2022, respectively. Corporate investments in funds and companies of $409.5 million and $30.1 million for the first six months of 2023 and 2022, respectively, consisted of the following:

	Six months ended June 30,
	2023	2022
	(in thousands)
Funds	$692,050	$313,109
Eliminated in consolidation	(270,028)	(283,011)
Total investments	$422,022	$30,098

Distributions and proceeds from corporate investments in funds and companies of $79.5 million and $23.3 million for the first six months of 2023 and 2022, respectively, consisted of the following:

	Six months ended June 30,
	2023	2022
	(in thousands)
Funds	$90,313	$178,861
Eliminated in consolidation	(10,821)	(155,518)
Total proceeds	$79,492	$23,343
Financing Activities
Financing activities provided $0.8 billion and $1.2 billion of cash for the first six months of 2023 and 2022, respectively, and included: (a) net contributions from non-controlling interests of $1.0 billion and $414.1 million; (b) distributions to unitholders of $136.8 million and $206.8 million; (c) net capital contributions of $568.4 million and $110.5 million;(d) payments of debt issuance costs of $0.1 million and $7.3 million. Additionally, the first six months of 2023 and 2022 included borrowings of $76.7 million and $403.7 million, respectively, and $767.1 million repayments and $547.6 million of repayments, respectively, related to consolidated funds. The decrease in proceeds from CLO debt obligations was due to the 2022 Restructuring.
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
Subsequent to the 2022 Restructuring, our financial statements no longer reflects debt obligations, interest expense or related liabilities associated with OCM, OCM Cayman, Oaktree Capital II and Oaktree AIF.
We believe that the sources of liquidity described below will be sufficient to fund our working capital requirements for at least the next twelve months.
Debt Financings
In June 2022, our consolidated subsidiary Oaktree Capital I issued and sold to certain accredited investors €50 million of its 2.20% Senior Notes, Series A, due 2032, €75 million of its 2.40% Senior Notes, Series B, due 2034, and €75 million of its 2.58% Senior Notes, Series C, due 2037. These series of notes are senior unsecured obligations of Oaktree Capital I, jointly and severally guaranteed by our former indirect subsidiaries OCM, Oaktree Capital II, Oaktree AIF and OCM Cayman. These notes provide for certain affirmative and negative covenants, including financial covenants relating to the issuer’s and guarantors’ combined leverage ratio and minimum assets under management. In addition, these notes contain customary representations and warranties of the issuer and the guarantors, and customary events of default, in certain cases, subject to cure periods. The issuer may prepay all, or from time to time any part of, any series of these notes at any time, subject, in the case of optional prepayment prior to the date that is three months prior to the maturity of the notes, to the issuer’s payment of the applicable make-whole amount and swap breakage loss, if any, determined with respect to such principal amount prepaid. Upon the occurrence of a change of control, the issuer will be required to make an offer to prepay each series of these notes without any make-whole amount.

In January 2022, OCM issued and sold to certain accredited investors $200 million of 3.06% senior notes due 2037 (the “2037 Notes”). The 2037 Notes are senior unsecured obligations of OCM, jointly and severally guaranteed by Oaktree Capital I, Oaktree Capital II, Oaktree AIF and OCM Cayman. The 2037 Notes provide for certain affirmative and negative covenants, including financial covenants relating to the issuer’s and guarantors’ combined leverage ratio and minimum assets under management. In addition, the 2037 Notes contain customary representations and warranties of the issuer and the guarantors, and customary events of default, in certain cases, subject to cure periods. The issuer may prepay all, or from time to time any part of, the 2037 Notes at any time, subject in the case of optional prepayment prior to the date that is three months prior to the maturity of the notes, to the issuer’s payment of the applicable make-whole amount determined with respect to such principal amount prepaid. Upon the occurrence of a change of control, the issuer will be required to make an offer to prepay the 2037 Notes without any make-whole amount. As OCM is the issuer of such senior unsecured notes, the outstanding principal and interest payments guaranteed by Oaktree Capital I will not be included in our financial statements unless an event of default occurs.

In July 2020, OCM issued and sold to certain accredited investors $200 million aggregate principal amount of 3.64% Senior Notes, Series A, due 2030 (the “Series A 2030 Notes”) and $50 million aggregate principal amount of 3.84% Senior Notes, Series B, due 2035 (the “Series B 2035 Notes”) pursuant to a note and guaranty agreement. Both series of notes are senior unsecured obligations of OCM, jointly and severally guaranteed by Oaktree Capital I, Oaktree Capital II, Oaktree AIF and OCM Cayman. Both series of notes provide for certain affirmative and negative covenants, including financial covenants relating to the issuer’s and guarantors’ combined leverage ratio and minimum assets under management. In addition, the Series A 2030 Notes and Series B 2035 Notes contain customary representations and warranties of the issuer and the guarantors, and customary events of default, in certain cases, subject to cure periods. The issuer may prepay all, or from time to time any part of, the Series A 2030 Notes and Series B 2035 Notes at any time, subject in the case of optional prepayment prior to the date that is three months prior to the maturity of the notes, to the issuer’s payment of the applicable make-whole amount determined with respect to such principal amount prepaid. Upon the occurrence of a change of control, the issuer will be required to make an offer to prepay both series of notes without any make-whole amount. As OCM is the issuer of such senior unsecured notes, the outstanding principal and interest payments guaranteed by Oaktree Capital I will not be included in our financial statements unless an event of default occurs.
In May 2020, Oaktree Capital I, along with certain other Oaktree Operating Group members as co-borrowers, entered into a credit agreement with a subsidiary of Brookfield that provides for a subordinated credit facility. The subordinated credit facility has a revolving loan commitment of $250 million and borrowings generally bear interest at a spread to either LIBOR or an alternative base rate. Borrowings on the subordinated credit facility are subordinate to the outstanding debt obligations and borrowings on the primary credit facility of Oaktree Capital I and its co-borrowers as detailed in note 8 to our condensed consolidated financial statements included elsewhere in this quarterly report. Oaktree Capital I is jointly and severally liable, along with its co-obligors for outstanding borrowings on the subordinated credit facility. As set forth in such note 8, the Company’s financial statements generally will not reflect debt obligations, interest expense or related liabilities associated with its operating subsidiaries until such time as Oaktree Capital I directly borrows from the subordinated credit facility. In March 2022, the Company entered into an amendment to the credit facility to extend the revolving credit maturity date from May 19, 2023 to September 14, 2026. $250 million were outstanding on the subordinated credit facility as of June 30, 2023.
In September 2021, Oaktree Capital I, OCM, Oaktree Capital II, and Oaktree AIF (collectively, the “Borrowers”) entered into the Sixth Amendment to Credit Agreement (the “Sixth Amendment”), which amended the credit agreement as of December 13, 2019 (as amended through and including the Sixth Amendment, the “Credit Agreement”). The Sixth Amendment extended the maturity date of the Credit Agreement from December 13, 2024 to September 14, 2026, modified the AUM covenant threshold from $65 billion of AUM to $57.5 billion of management fee-generating AUM, and increased the maximum leverage ratio to 4.00x-to-1.00x. In December 2022, the Borrowers entered into the Seventh Amendment to Credit Agreement (the “Seventh Amendment”). The Seventh Amendment extended the maturity date of the Credit Agreement from September 14, 2026 to December 15, 2027 with the potential to extend the maturity for up to two additional years and implemented language consistent with U.S. syndicated loan market practice to use an adjusted forward-looking term rate based on the secured overnight financing rate (“SOFR”), as a replacement for the London Interbank Offered Rate. As set forth in note 8 to our condensed consolidated financial statements included elsewhere in this quarterly report, the Company’s financial statements generally will not reflect debt obligations, interest expense or related liabilities associated with its operating subsidiaries until such time as Oaktree Capital I directly borrows from the subordinated credit facility. Based on the current credit ratings of OCM, the interest rate on borrowings is the term SOFR reference rate plus 1.10% per annum and the commitment fee on the unused portions of the revolving credit facility is 0.10% per annum. The term SOFR reference rate is determined by the tenor of the borrowings and set by the CME Group Benchmark Administration Limited (CBA). As of June 30, 2023, no amounts were outstanding under the $650 million revolving credit facility.

In December 2017, OCM issued and sold to certain accredited investors $250 million of 3.78% senior notes due 2032 (the “2032 Notes”). The 2032 Notes are senior unsecured obligations of OCM jointly and severally guaranteed by Oaktree Capital I, Oaktree Capital II, Oaktree AIF and OCM Cayman. The proceeds from the sale of the 2032 Notes and cash on hand were used to redeem the $250 million of 6.75% Senior Notes due 2019 and to pay the related make-whole premium to holders thereof. The 2032 Notes provide for certain affirmative and negative covenants, including financial covenants relating to the issuer’s and guarantors’ combined leverage ratio and minimum assets under management. In addition, the 2032 Notes contain customary representations and warranties of the issuer and the guarantors, and customary events of default, in certain cases, subject to cure periods. The issuer may prepay all, or from time to time any part of, the 2032 Notes at any time, subject to the issuer’s payment of the applicable make-whole amount determined with respect to such principal amount prepaid. Upon the occurrence of a change of control, the issuer will be required to make an offer to prepay the 2032 Notes together with the applicable make-whole amount determined with respect to such principal amount prepaid.
In July 2016, OCM, issued and sold to certain accredited investors $100 million of 3.69% senior notes due July 12, 2031 (the “2031 Notes”). The 2031 Notes are senior unsecured obligations of OCM, jointly and severally guaranteed by Oaktree Capital I, Oaktree Capital II, Oaktree AIF and OCM Cayman. The proceeds from the sale of the 2031 Notes were used to simultaneously repay $100 million of borrowings outstanding under the $250 million term loan due March 31, 2021. The 2031 Notes provide for certain affirmative and negative covenants, including financial covenants relating to the issuer’s and guarantors’ combined leverage ratio and minimum assets under management. In addition, the 2031 Notes contain customary representations and warranties of the issuer and the guarantors, and customary events of default, in certain cases, subject to cure periods. The issuer may prepay all, or from time to time any part of, the 2031 Notes at any time, subject to the issuer’s payment of the applicable make-whole amount determined with respect to such principal amount prepaid. Upon the occurrence of a change of control, the issuer will be required to make an offer to prepay the 2031 Notes together with the applicable make-whole amount determined with respect to such principal amount prepaid.
In September 2014, OCM issued and sold to certain accredited investors $50 million aggregate principal amount of 3.91% Senior Notes, Series A, due September 3, 2024 (the “Series A Notes”), $100 million aggregate principal amount of 4.01% Senior Notes, Series B, due September 3, 2026 (the “Series B Notes”) and $100 million aggregate principal amount of 4.21% Senior Notes, Series C, due September 3, 2029 (the “Series C Notes” and together with the Series A Notes and the Series B Notes, the “Senior Notes”) pursuant to a note and guarantee agreement. The Senior Notes are senior unsecured obligations of OCM, guaranteed on a joint and several basis by Oaktree Capital I, Oaktree Capital II, Oaktree AIF and OCM Cayman. Interest on the 2014 Notes is payable semi-annually. The Senior Notes provide for certain affirmative and negative covenants, including financial covenants relating to the issuer’s and guarantors’ combined leverage ratio and minimum assets under management. In addition, the Senior Notes contain customary representations and warranties of the issuer and the guarantors, and customary events of default, in certain cases, subject to cure periods. The issuer may prepay all, or from time to time any part of, the Senior Notes at any time, subject to the issuer’s payment of the applicable make-whole amount determined with respect to such principal amount prepaid. Upon the occurrence of a change of control, the issuer will be required to make an offer to prepay the Senior Notes together with the applicable make-whole amount determined with respect to such principal amount prepaid.
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

We may redeem, at our option, out of funds legally available, at any time, in whole or in part, the Series A preferred units or at any time on or after September 15, 2023, in whole or in part, in respect of the Series B preferred units, at a price of $25.00 per preferred unit plus declared and unpaid distributions to, but excluding, the redemption date, without payment of any undeclared distributions. Holders of the preferred units have no right to require the redemption of the preferred units.
If a Change of Control Event (as defined in the Series B Preferred Unit Designation) occurs prior to September 15, 2023 in respect of the Series B preferred units, we may, at our option, out of funds legally available, redeem the Series B preferred units, in whole but not in part, upon at least 30 days’ notice, within 60 days of the occurrence of such Change of Control Event, at a price of $25.25 per Series B preferred unit, plus declared and unpaid distributions to, but excluding, the redemption date, without payment of any undeclared distributions.
If a Tax Redemption Event or Rating Agency Event (each, as defined in the Series B Preferred Unit Designation) occurs prior to September 15, 2023 in respect of the Series B preferred units, we may, at our option, out of funds legally available, redeem the Series B preferred units, in whole but not in part, upon at least 30 days’ notice, within 60 days of the occurrence of such Tax Redemption Event or Rating Agency Event, at a price of $25.50 per preferred unit, plus declared and unpaid distributions to, but excluding, the redemption date, without payment of any undeclared distributions.
The preferred units are not convertible into Class A units or any other class or series of our interests or any other security. Holders of the preferred units do not have any of the voting rights given to holders of our Class A units, except that holders of the preferred units are entitled to certain voting rights under certain conditions.

Contractual Obligations, Commitments and Contingencies
In the ordinary course of business, we and our consolidated funds enter into contractual arrangements that may require future cash payments. The following table sets forth information related to anticipated future cash payments as of June 30, 2023:

	Remainder of 2023	2023-2024	2025-2026	Thereafter	Total
	(in thousands)
Oaktree and Operating Subsidiaries:
Senior note principal repayment (1)	$—	$—	$—	$217,770	$217,770
Interest obligations on debt (2)	2,632	10,530	10,530	40,119	63,811
OCG limited partner commitments to Oaktree funds (3)	862,500	—	—	—	862,500
Oaktree Capital I general partner commitments to Oaktree and third-party funds (3)	415,600	—	—	—	415,600
Subtotal	1,280,732	10,530	10,530	257,889	1,559,681
Consolidated Funds:
Debt obligations payable (2)	$310,454	—	—	—	310,454
Interest obligations on debt (4)	803	—	—	—	803
Total	$1,591,989	$10,530	$10,530	$257,889	$1,870,938

(1)    These obligations represent future principal payments, gross of debt issuance costs.
(2)    Interest obligations include interest on outstanding indebtedness. All figures are based on the conversion of amounts from EUR to USD using the foreign exchange spot rate of 1.09 as of June 30, 2023.
(3)    These obligations represent commitments by us to provide limited and general partner capital funding to our funds and limited partner capital funding to funds managed by unaffiliated third parties. These amounts are due on demand and are therefore presented in the 2023 column. Capital commitments are generally expected to be called over a period of several years.
(4)    Interest obligations include accrued interest on outstanding indebtedness. Where applicable, current interest rates are applied to estimate future interest obligations on variable-rate debt.
In some of our service contracts or management agreements, we have agreed to indemnify third-party service providers or separate account clients under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has neither been included in the above table nor recorded in our condensed consolidated financial statements as of June 30, 2023.
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
Price Risk
Impact on Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
As of June 30, 2023, we had investments, at fair value of $4.5 billion related to our consolidated funds. We estimate that a 10% decline in market values would result in a decrease in unrealized appreciation (depreciation) on the consolidated funds’ investments of $452.7 million. Of this decline, $78.4 million would impact net income attributable to OCG Class A unitholders, with the remainder attributable to non-controlling interests. The magnitude of the impact on net income is largely affected by the percentage of our equity ownership interest.
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
Impact on Investment Income (before consolidation of funds)
Investment income or loss arises from our pro-rata share of income or loss from our investments, generally in our capacity as general partner in our funds. This income is directly affected by changes in market risk factors. Based on investments held as of June 30, 2023, a 10% decline in fair values of the investments held in our funds and other holdings would result in a $263.5 million decrease in the amount of investment income. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds, the timing of fund flows or the timing of new investments or realizations.
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
Interest-rate Risk
As of June 30, 2023, the Company and its operating subsidiary had $217.8 million of debt obligations outstanding that bear interest at a fixed rate. As of March 31, 2023, the Company and its operating subsidiary are jointly and severally liable for $1.1 billion of debt obligations outstanding under the senior notes issuances and no amounts outstanding under the revolving credit facilities. The senior notes issuances bear interest at a fixed rate. The revolving credit facilities bear interest at a variable rate.
Our consolidated funds have debt obligations, most of which accrue interest at variable rates. Changes in these rates would affect the amount of interest payments that our funds would have to make, impacting future earnings and cash flows. As of June 30, 2023, the consolidated funds had $0.3 billion of principal or par value, as applicable, outstanding under these debt obligations. We estimate that interest expense relating to variable-rate debt would increase on an annualized basis by $3.1 million in the event interest rates were to increase by 100 basis points.
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
Date: August 11, 2023

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

10.1	Contribution Agreement, dated as of June 27, 2023, by and between Oaktree Capital Group, LLC and Brookfield Corporate Treasury Ltd. †

10.2	Contribution Agreement, dated as of June 27, 2023, by and between Oaktree Capital Group, LLC and OCG NTR Holdings, LLC. †

10.3	Agreement of Purchase and Sale, dated as of June 29, 2023, by and among BUSI II NTR Sub LLC, OCG NTR Holdings, LLC and the other parties thereto. †

10.4	Letter Agreement, dated as of June 29, 2023, by and between Brookfield Corporate Treasury Ltd. and Oaktree Capital Group, LLC. †

10.5	Letter Agreement, dated as of June 29, 2023, by and between BP US REIT LLC and Oaktree Capital Group, LLC. †

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. ††

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. ††

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

† Filed herewith
†† Furnished herewith