Form 10-Q
period 2023-09-30
Oaktree Capital Group, LLC
filed 2023-11-09
CIK 1403528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
FORM 10-Q
________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of November 8, 2023, there were 109,198,991 Class A units and 50,900,930 Class B units of the registrant outstanding.

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
“assets under management,” or “AUM,” generally refers to the sum of (i) the assets Oaktree manages and equals the NAV (as defined below) of the assets Oaktree manages, (ii) the leverage on which management fees are charged, (iii) the undrawn capital that Oaktree is entitled to call from investors in the funds pursuant to their capital commitments, (iv) investment proceeds held in trust for use in investment activities, (v) Oaktree’s pro rata portion of AUM managed by DoubleLine Capital LP and its affiliates (“DoubleLine”), in which Oaktree holds a minority ownership interest. and (vi) 100% of the AUM managed by 17 Capital LLP and its affiliates, in which Oaktree acquired a majority ownership interest in 2022. For Oaktree’s collateralized loan obligation vehicles, AUM represents the aggregate par value of collateral assets and principal cash; for Oaktree’s BDCs, gross assets (including assets acquired with leverage), net of cash; for Oaktree’s special purpose acquisition companies (“SPACs”), the proceeds of any initial public offering held in trust for use in a business combination; and for DoubleLine funds, NAV. Oaktree’s AUM amounts include AUM for which Oaktree charges no management fees. Oaktree’s definition of AUM is not based on any definition contained in our operating agreement or the agreements governing the funds that Oaktree manages. Oaktree’s calculation of AUM and the AUM-related metric described below may not be directly comparable to the AUM metrics of other investment managers.
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
“senior executives” refers collectively to Howard S. Marks, Bruce A. Karsh, Jay S. Wintrob, John B. Frank and Sheldon M. Stone.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Oaktree Capital Group, LLC
Condensed Consolidated Statements of Financial Condition (Unaudited)
($ in thousands)

	As of
	September 30, 2023	December 31, 2022
Assets
Cash and cash-equivalents	$34,376	$9,514
Corporate investments (includes $410,333 and $108,159 measured at fair value as of September 30, 2023 and December 31, 2022, respectively)	1,507,484	1,191,504
Due from affiliates	30,058	207,874
Other assets	54,004	51,008
Assets of consolidated funds:
Cash and cash-equivalents	234,416	166,616
Investments, at fair value	4,510,170	3,908,613
Dividends and interest receivable	26,832	26,029
Due from brokers	—	37,375
Receivable for securities sold	27,324	3,387
Derivative assets, at fair value	11,181	10,737
Other assets, net	64,729	42,232
Total assets	$6,500,574	$5,654,889
Liabilities and Unitholders’ Capital
Liabilities:
Accrued compensation expense	$59,945	$124,253
Accounts payable, accrued expenses and other liabilities	12,097	4,483
Due to affiliates	60,586	36,164
Debt obligations (Note 8)	210,471	212,195
Liabilities of consolidated funds:
Accounts payable, accrued expenses and other liabilities	6,848	8,985
Payables for securities purchased	94,146	153,439
Derivative liabilities, at fair value	9,767	24,022
Distributions payable	1,470	1,437
Borrowings under credit facilities	227,428	1,000,859
Total liabilities	682,758	1,565,837
Commitments and contingencies (Note 15)
Non-controlling redeemable interests in consolidated funds	3,413,402	2,182,414
Unitholders’ capital:
Series A preferred units, 7,200,000 units issued and outstanding as of September 30, 2023 and December 31, 2022	173,669	173,669
Series B preferred units, 9,400,000 units issued and outstanding as of September 30, 2023 and December 31, 2022	226,915	226,915
Class A units, no par value, unlimited units authorized, 109,198,991 and 103,080,160 units issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Class B units, no par value, unlimited units authorized, 50,900,930 and 56,922,688 units issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Paid-in capital	1,528,028	908,142
Retained earnings	215,493	246,353
Accumulated other comprehensive loss	(21,845)	(9,101)
Unitholders’ capital attributable to Oaktree Capital Group, LLC	2,122,260	1,545,978
Non-controlling interests in consolidated subsidiaries	282,154	360,660
Total unitholders’ capital	2,404,414	1,906,638
Total liabilities and unitholders’ capital	$6,500,574	$5,654,889
Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per unit amounts)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenues:
Management fees	$—	$59,860	$—	$183,370
Incentive income	5	(33)	61,478	56,070
Total revenues	5	59,827	61,478	239,440
Expenses:
Compensation and benefits	(247)	(36,452)	(423)	(118,371)
Equity-based compensation	—	(2,011)	—	(5,461)
Incentive income compensation	(293)	753	(57,337)	(17,141)
Total compensation and benefits expense	(540)	(37,710)	(57,760)	(140,973)
General and administrative	(1,531)	(6,251)	(3,634)	(17,548)
Depreciation and amortization	—	(356)	—	(1,349)
Consolidated fund expenses	(14,911)	(21,153)	(42,235)	(61,312)
Total expenses	(16,982)	(65,470)	(103,629)	(221,182)
Other income (loss):
Interest expense	(5,919)	(73,992)	(34,629)	(171,032)
Interest and dividend income	86,947	154,967	246,842	408,396
Net realized gain (loss) on consolidated funds’ investments	14,051	4,214	76,432	(68,885)
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	(9,359)	13,022	(47,330)	(13,971)
Investment income (loss)	25,497	(1,071)	35,378	(20,004)
Total other income (loss)	111,217	97,140	276,693	134,504
Income (loss) before income taxes	94,240	91,497	234,542	152,762
Income taxes	—	(4,934)	—	(12,347)
Net income (loss)	94,240	86,563	234,542	140,415
Less:
Net (income) loss attributable to non-controlling interests in consolidated funds	(53,109)	(56,274)	(141,414)	(123,124)
Net (income) loss attributable to non-controlling interests in consolidated subsidiaries	(9,198)	(4,747)	(14,943)	11,406
Net income (loss) attributable to Oaktree Capital Group, LLC	31,933	25,542	78,185	28,697
Net income attributable to preferred unitholders	(6,829)	(6,829)	(20,487)	(20,487)
Net income (loss) attributable to Oaktree Capital Group, LLC Class A unitholders	$25,104	$18,713	$57,698	$8,210

Distributions declared per Class A unit	$0.09	$0.38	$0.92	$1.51
Net income (loss) per Class A unit (basic and diluted):
Net income (loss) per Class A unit	$0.23	$0.18	$0.54	$0.08
Weighted average number of Class A units outstanding	109,199	103,080	107,047	101,693

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Net income (loss)	$94,240	$86,563	$234,542	$140,415
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(17,824)	(8,677)	(19,358)	120
Other comprehensive income (loss), net of tax	(17,824)	(8,677)	(19,358)	120
Total comprehensive income (loss)	76,416	77,886	215,184	140,535
Less:
Comprehensive (income) loss attributable to non-controlling interests in consolidated funds	(53,109)	(56,274)	(141,414)	(123,124)
Comprehensive (income) loss attributable to non-controlling interests in consolidated subsidiaries	(3,110)	(1,664)	(8,329)	11,153
Comprehensive income (loss) attributable to OCG	20,197	19,948	65,441	28,564
Comprehensive income attributable to preferred unitholders	(6,829)	(6,829)	(20,487)	(20,487)
Comprehensive income (loss) attributable to OCG Class A unitholders	$13,368	$13,119	$44,954	$8,077

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$234,542	$140,415
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment (income) loss	(35,378)	20,004
Depreciation and amortization	—	1,349
Equity-based compensation	—	5,461
Net realized and unrealized (gain) loss from consolidated funds’ investments	(29,102)	82,856
Accretion of original issue and market discount of consolidated funds’ investments, net	(28,756)	(18,156)
Distributions of investment income and settlements of derivative instruments	30,430	70,786
SPAC deconsolidation gain and other non-cash items	(104)	(52,527)
Cash flows due to changes in operating assets and liabilities:
Decrease in deferred tax assets	—	505
Decrease in other assets	23,272	2,794
(Increase) decrease in net due from affiliates	202,238	275,329
Increase (decrease) in accrued compensation expense	(64,307)	(94,896)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	7,615	(5,970)
Cash flows due to changes in operating assets and liabilities of consolidated funds:
Increase in dividends and interest receivable	(804)	(22,043)
Increase in due from brokers	—	(45,129)
(Increase) decrease in receivables for securities sold	(23,933)	111,448
(Increase) decrease in other assets	15,098	(4,365)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(2,156)	13,782
Increase (decrease) in payables for securities purchased	(59,167)	(314,567)
Purchases of securities	(3,319,937)	(5,858,192)
Proceeds from maturities and sales of securities	2,761,726	4,097,685
Net cash used in operating activities	(288,723)	(1,593,431)
Cash flows from investing activities:
Purchases of U.S. Treasury and other securities	—	(13,169)
Proceeds from maturities and sales of U.S. Treasury and other securities	—	8,701
Corporate investments in funds and companies	(451,665)	(240,035)
Distributions and proceeds from corporate investments in funds and companies	96,908	61,198
Purchases of fixed assets	—	(425)
Net cash used in investing activities	(354,757)	(183,730)

(continued)

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) — (Continued)
(in thousands)

	Nine months ended September 30,
	2023	2022
Cash flows from financing activities:
Capital contributions, net	$582,037	$147,604
Proceeds from issuance of debt obligations	—	214,094
Distributions to Class A unitholders	(88,558)	(159,667)
Distributions to non-controlling interests	(48,986)	(94,256)
Distributions to preferred unitholders	(20,487)	(20,487)
Payment of debt issuance costs	(128)	(1,150)
Cash flows from financing activities of consolidated funds:
Contributions from non-controlling interests	1,167,818	702,888
Distributions to non-controlling interests	(78,215)	(164,488)
Proceeds from debt obligations issued by CLOs	—	2,105,289
Payment of debt issuance costs	—	(7,626)
Repayment on debt obligations issued by CLOs	—	(892,528)
Borrowings on credit facilities	245,153	567,125
Repayments on credit facilities	(1,018,579)	(673,341)
Net cash provided by financing activities	740,055	1,723,457
Effect of exchange rate changes on cash	(3,913)	(33,063)
Net increase in cash and cash-equivalents	92,662	(86,767)
Initial consolidation (deconsolidation) of funds	—	(296,621)
Cash and cash-equivalents, beginning balance	176,130	1,159,119
Cash and cash-equivalents, ending balance	$268,792	$775,731

Reconciliation of cash and cash-equivalents
Cash and cash-equivalents – Oaktree	$34,376	$120,544
Cash and cash-equivalents – consolidated funds	234,416	655,187
Total cash and cash-equivalents	$268,792	$775,731

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Changes in Unitholders’ Capital (Unaudited)
(in thousands)

	Oaktree Capital Group, LLC							Non-controlling Interests in Consolidated Subsidiaries	Total Unitholders’ Capital
	Class A Units	Class B Units	Series A Preferred Units	Series B Preferred Units	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)

Unitholders’ capital as of June 30, 2023	109,199	50,917	173,669	226,915	$1,512,724	$200,217	$(10,109)	$285,307	$2,388,723
Activity for the three months ended:
Cancellation of units associated with forfeitures	—	(16)	—	—	—	—	—	—	$—
Capital contributions	—	—	—	—	13,902	—	—	—	$13,902
Equity reallocation between controlling and non-controlling interests	—	—	—	—	1,402	—	—	(1,681)	$(279)
Distributions declared	—	—	(2,981)	(3,848)	—	(9,828)	—	(4,582)	$(21,239)
Net income	—	—	2,981	3,848	—	25,104	—	9,198	$41,131
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(11,736)	(6,088)	$(17,824)
Unitholders’ capital as of September 30, 2023	109,199	50,901	173,669	226,915	$1,528,028	$215,493	$(21,845)	$282,154	$2,404,414

	Oaktree Capital Group, LLC							Non-controlling Interests in Consolidated Subsidiaries	Total Unitholders’ Capital
	Class A Units	Class B Units	Series A Preferred Units	Series B Preferred Units	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)

Unitholders’ capital as of December 31, 2022	103,081	56,922	173,669	226,915	$908,142	$246,353	$(9,101)	$360,660	$1,906,638
Activity for the nine months ended:
Net issuance of units	—	122	—	—	—	—	—	—	$—
Unit exchange	6,118	(6,118)	—	—	—	—	—	—	$—
Cancellation of units associated with forfeitures	—	(25)	—	—	—	—	—	—	$—
Capital contributions	—	—	—	—	583,402	—	—	—	$583,402
Equity reallocation between controlling and non-controlling interests	—	—	—	—	36,484	—	—	(37,849)	$(1,365)
Distributions declared	—	—	(8,943)	(11,544)	—	(88,558)	—	(48,986)	$(158,031)
Net income	—	—	8,943	11,544	—	57,698	—	14,943	$93,128
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(12,744)	(6,614)	$(19,358)
Unitholders’ capital as of September 30, 2023	109,199	50,901	173,669	226,915	$1,528,028	$215,493	$(21,845)	$282,154	$2,404,414

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Changes in Unitholders’ Capital (Unaudited)
(in thousands)

	Oaktree Capital Group, LLC							Non-controlling Interests in Consolidated Subsidiaries	Total Unitholders’ Capital
	Class A Units	Class B Units	Series A Preferred Units	Series B Preferred Units	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)

Unitholders’ capital as of June 30, 2022	103,080	56,822	173,669	226,915	$1,173,557	$128,154	$2,127	$485,353	$2,189,775
Activity for the three months ended:
Capital contributions	—	—	—	—	37,500	—	—	—	37,500
Equity reallocation between controlling and non-controlling interests	—	—	—	—	(1,111)	—	—	686	(425)
Capital increase related to equity-based compensation	—	—	—	—	1,248	—	—	763	2,011
Distributions declared	—	—	(2,981)	(3,848)	—	(37,710)	—	(23,052)	(67,591)
Net income	—	—	2,981	3,848	—	18,713	—	4,747	30,289
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(5,594)	(3,083)	(8,677)
Unitholders’ capital as of September 30, 2022	103,080	56,822	173,669	226,915	$1,211,194	$109,157	$(3,467)	$465,414	$2,182,882

	Oaktree Capital Group, LLC							Non-controlling Interests in Consolidated Subsidiaries	Total Unitholders’ Capital
	Class A Units	Class B Units	Series A Preferred Units	Series B Preferred Units	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)

Unitholders’ capital as of December 31, 2021	99,137	60,783	173,669	226,915	$1,011,333	$251,791	$(3,334)	$612,228	$2,272,602
Activity for the nine months ended:
Net issuance of units	—	3	—	—	—	—	—	—	—
Unit exchange	3,943	(3,943)	—	—	—	—	—	—	—
Cancellation of units associated with forfeitures	—	(21)	—	—	—	—	—	—	—
Capital contributions	—	—	—	—	150,000	—	—	—	150,000
Equity reallocation between controlling and non-controlling interests	—	—	—	—	46,473	—	—	(48,869)	(2,396)
Capital increase related to equity-based compensation	—	—	—	—	3,388	—	—	2,073	5,461
Distributions declared	—	—	(8,943)	(11,544)	—	(150,844)	—	(88,865)	(260,196)
Net income	—	—	8,943	11,544	—	8,210	—	(11,406)	17,291
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(133)	253	120
Unitholders’ capital as of September 30, 2022	103,080	56,822	173,669	226,915	$1,211,194	$109,157	$(3,467)	$465,414	$2,182,882

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2023
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

The Company’s current ownership and operational structure were the results of certain mergers with affiliates of Brookfield completed on September 30, 2019 (the “Mergers”) and subsequent restructurings completed on October 1, 2019 in connection with the Mergers (the “2019 Restructuring”) and on November 30, 2022 in connection with an internal Oaktree reorganization to facilitate the separation of Brookfield’s capital business and asset management business (the “2022 Restructuring”). See Part I, Item I included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 2, 2020 for more information regarding the Mergers and the 2019 Restructuring. See Item 1.01 of the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2022 for more information about the 2022 Restructuring.

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
September 30, 2023
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

OCM, an affiliate of the Company, has since the 2019 Restructuring provided certain administrative and other services relating to the operations of the Company’s business. These services are provided pursuant to a Services Agreement between the Company and OCM (as amended from time to time, the “Services Agreement”).

Prior to the 2022 Restructuring, the Company’s employees directly provided investment management and administrative support for its non-U.S. fee-based operations, while providing investment management, marketing and administrative services to OCM. The Company received fees from OCM for providing these services. Subsequent to the 2022 Restructuring, the Company will no longer receive such fee-based income from OCM but will continue to pay fees to OCM under the Services Agreement for services it provides to the Company.

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
September 30, 2023
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
September 30, 2023
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
September 30, 2023
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
September 30, 2023
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
At September 30, 2023 and December 31, 2022, the Company had cash balances with financial institutions in excess of Federal Deposit Insurance Corporation insured limits. The Company monitors the credit standing of these financial institutions.
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
September 30, 2023
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
September 30, 2023
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
September 30, 2023
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
September 30, 2023
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
September 30, 2023
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
September 30, 2023
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
Effects of 2022 Restructuring
As a result of the 2022 Restructuring, including the deconsolidation of OCM Cayman and reconsideration of the primary beneficiary of the CLOs, certain accounts related to OCM Cayman and the CLOs are no longer included in the Company’s consolidated financial statements for the nine months ended September 30, 2023. The effects of the 2022 Restructuring are summarized as follows:

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
September 30, 2023
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

In March 2020, the Financial Accounting Standards Board (“FASB”) issued guidance which provides temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance is effective upon issuance and generally may be elected over time through December 31, 2024. The Company has not adopted any of the optional expedients or exceptions through September 30, 2023, but will continue to evaluate the possible adoption (including potential impact) of any such expedients or exceptions during the effective period as circumstances evolve.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2023
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

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Management Fees
Closed-end	$—	$1,350	$—	$4,194
Open-end	—	950	—	3,659
Sub-advisory fees	—	57,560	—	175,517
Total	$—	$59,860	$—	$183,370

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Incentive Income
Closed-end	$—	$—	$60,963	$55,600
Evergreen	5	(33)	515	470
Total	$5	$(33)	$61,478	$56,070
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
The table below sets forth contract balances for the periods indicated:

	As of
	September 30, 2023	December 31, 2022

Receivables	$—	$8,471
Contract assets (1)	—	194,707

(1)    The changes in the balances primarily relate to accruals, net of payments received.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2023
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
Consolidated VIEs
As of September 30, 2023, the Company consolidated 9 VIEs that are funds managed by Oaktree for which it was the primary beneficiary. As of December 31, 2022, the Company consolidated 9 VIEs.
As of September 30, 2023, the assets and liabilities of the 9 consolidated VIEs amounted to $4.9 billion and $0.3 billion, respectively. The assets of these consolidated VIEs primarily consisted of investments in debt and equity securities. The assets of these VIEs may be used only to settle obligations of the same VIE. In addition, there is no recourse to the Company for the VIEs’ liabilities. As of September 30, 2023, the Company’s investments in consolidated VIEs had a carrying value of $1.1 billion, which represented its maximum risk of loss as of that date.
Unconsolidated VIEs
The Company holds variable interests in certain VIEs in the form of direct equity interests that are not consolidated. It is not the primary beneficiary, because its fee arrangements are considered at-market and it does not hold interests in those entities that are considered more than insignificant.
The carrying value of the Company’s investments in VIEs that were not consolidated are shown below.

	Carrying Value as of
	September 30, 2023	December 31, 2022

Corporate investments	$981,646	$976,569
Due (to) from affiliates	(36)	200,498
Maximum exposure to loss	$981,610	$1,177,067

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2023
($ in thousands, except where noted)
5. INVESTMENTS
Corporate Investments
Corporate investments consisted of the following:

	As of
Corporate Investments	September 30, 2023	December 31, 2022

Equity-method investments:
Funds	$1,410,284	$1,082,069
Companies	1,288	1,276
Other investments, at fair value	95,912	108,159
Total corporate investments	$1,507,484	$1,191,504
The components of investment income (loss) are set forth below:

	Three months ended September 30,		Nine months ended September 30,
Investment Income (Loss)	2023	2022	2023	2022

Equity-method investments:
Funds	$8,075	$13,167	$22,967	$(7,171)
Companies	7	(4,989)	4	(6,225)
Other investments, at fair value	17,415	(9,249)	12,407	(6,608)
Total investment income (loss)	$25,497	$(1,071)	$35,378	$(20,004)

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
On June 27, 2023, the Company entered into a contribution agreement with Brookfield Corporate Treasury Ltd. and acquired the equity ownership in certain entities which beneficially own shares in Brookfield Real Estate Income Trust. The Company accounted for the acquired interests as equity method investments with fair value election. During the three months ended September 30, 2023, the Company recognized an equity investment loss of $6.5 million. Please refer to note 14 for the detailed description of the transaction.
Each reporting period, the Company evaluates each of its equity-method investments to determine if any are considered significant, as defined by the SEC. For the nine months ended September 30, 2023, no individual equity-method investment met the significance criteria.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2023
($ in thousands, except where noted)
Summarized financial information of the Company’s equity-method investments is set forth below.

	Three months ended September 30,		Nine months ended September 30,
Statements of Operations	2023	2022	2023	2022
Revenues / investment income	$978,794	$737,270	$3,219,919	$2,367,107
Interest expense	(124,648)	(97,197)	(408,648)	(222,367)
Other expenses	(214,634)	(193,454)	(685,585)	(595,763)
Net realized and unrealized gain (loss) on investments	158,029	678,849	43,295	769,190
Net income (loss)	$797,541	$1,125,468	$2,168,981	$2,318,167
Other Investments, at Fair Value
Other investments, at fair value primarily consist of (a) investments in certain Oaktree and non-Oaktree funds, (b) non-investment grade debt securities, (c) equities received as part of our sponsorship of SPACs and (d) derivatives utilized to hedge the Company’s exposure to investment income earned from its funds.

The following table summarizes net gains (losses) attributable to the Company’s other investments:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Realized gain	$1,031	$1,679	$3,182	$2,424
Net change in unrealized gain (loss)	16,384	(10,928)	9,225	(9,032)
Total gain (loss)	$17,415	$(9,249)	$12,407	$(6,608)

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2023
($ in thousands, except where noted)
Investments of Consolidated Funds
Investments, at Fair Value
Investments held and securities sold short by the consolidated funds are summarized below:

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
United States:
Debt securities:
Communication services	$86,145	$100,995	1.9%	2.6%
Consumer discretionary	179,849	127,170	4.0	3.3
Consumer staples	21,437	23,542	0.5	0.6
Energy	63,363	79,573	1.4	2.0
Financials	267,256	217,878	5.9	5.6
Health care	150,877	111,005	3.3	2.8
Industrials	221,186	206,479	4.9	5.3
Information technology	73,573	136,714	1.6	3.5
Materials	131,482	118,578	2.9	3.0
Real estate	137,312	182,643	3.0	4.7
Utilities	25,730	11,850	0.6	0.3
Other	467,331	1,890	10.4	0.0
Total debt securities (cost: $1,914,284 and $1,437,262 as of September 30, 2023 and December 31, 2022, respectively)	1,825,541	1,318,317	40.4	33.6
Equity securities:
Communication services	73,989	64,621	1.6	1.7
Consumer discretionary	121,062	133,104	2.7	3.4
Energy	439,739	482,984	9.7	12.4
Financials	166,049	181,980	3.7	4.7
Health care	27,560	26,191	0.6	0.7
Industrials	350,319	308,514	7.8	7.9
Information technology	24,279	14,107	0.5	0.4
Materials	899	899	0.0	0.0
Utilities	89,725	98,335	2.0	2.5
Total equity securities (cost: $1,066,148 and $1,000,922 as of September 30, 2023 and December 31, 2022, respectively)	1,293,621	1,310,735	28.6	33.7
Real estate:
Real estate	2,271	1,796	0.1	0.0
Total real estate securities (cost: $1,600 and $1,797 as of September 30, 2023 and December 31, 2022, respectively)	2,271	1,796	0.1	0.0

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2023
($ in thousands, except where noted)

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Europe:
Debt securities:
Communication services	$107,705	$103,068	2.4%	2.6%
Consumer discretionary	17,361	13,997	0.4	0.4
Consumer staples	2,505	8,024	0.1	0.2
Energy	1,150	1,097	0.0	0.0
Financials	23,367	35,091	0.5	0.9
Health care	12,355	8,178	0.3	0.2
Industrials	15,805	12,384	0.4	0.3
Information technology	29,183	4,583	0.6	0.1
Materials	16,722	10,920	0.4	0.3
Real estate	16,732	12,888	0.4	0.3
Utilities	7,350	5,102	0.2	0.1
Other	7,952	2,484	0.2	0.1
Total debt securities (cost: $250,745 and $230,090 as of September 30, 2023 and December 31, 2022, respectively)	258,187	217,816	5.9	5.5
Equity securities:
Consumer discretionary	101,328	130,868	2.2	3.3
Materials	24,282	24,282	0.5	0.6
Financials	44,541	31,701	1.0	0.8
Health care	21	9	0.0	0.0
Industrials	66,114	53,790	1.5	1.4
Real estate	38,528	25,622	0.9	0.7
Total equity securities (cost: $249,706 and $241,129 as of September 30, 2023 and December 31, 2022, respectively)	274,814	266,272	6.1	6.8
Real estate:
Real estate	90,316	72,675	2.0	1.9
Total real estate securities (cost: $87,649 and $69,100 as of September 30, 2023 and December 31, 2022, respectively)	90,316	72,675	2.0	1.9
Asia and other:
Debt securities:
Communication services	827	5,419	0.0	0.1
Consumer discretionary	10,842	5,641	0.2	0.2
Consumer staples	19,646	19,125	0.4	0.5
Energy	5,485	9,163	0.1	0.2
Financials	14,737	8,344	0.3	0.2
Health care	—	2,837	0.0	0.1
Industrials	4,977	3,754	0.1	0.1
Information technology	941	695	0.0	0.0
Materials	152,666	113,784	3.4	2.9
Real estate	423,490	328,343	9.4	8.4
Utilities	3,825	5,602	0.1	0.1
Other	41,359	59,998	0.9	1.5
Total debt securities (cost: $720,375 and $581,467 as of September 30, 2023 and December 31, 2022, respectively)	678,795	562,705	14.9	14.4

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2023
($ in thousands, except where noted)

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Asia and other:
Equity securities:
Energy	$1,268	$7,581	0.0%	0.2%
Industrials	48,320	113,270	1.1	2.9
Real estate	32,916	32,916	0.7	0.8
Utilities	4,121	4,530	0.1	0.1
Total equity securities (cost: $76,087 and $722,128 as of September 30, 2023 and December 31, 2022, respectively)	86,625	158,297	1.9	4.0

Total debt securities	2,762,523	2,098,838	61.2	53.7
Total equity securities	1,655,060	1,735,304	36.7	44.4
Total real estate	92,587	74,471	2.1	1.9
Total investments, at fair value	$4,510,170	$3,908,613	100.0%	100.0%
As of September 30, 2023 and December 31, 2022, no single issuer or investment had a fair value that exceeded 5% of our total consolidated net assets.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2023
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
The following table summarizes net gains (losses) from investment activities:

	Three months ended September 30,
	2023		2022
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Investments and other financial instruments	$9,364	$(22,929)	$12,800	$286
CLO liabilities (1)	—	—	(9,133)	(5,230)
Foreign-currency forward contracts (2)	4	14,990	12,977	16,823
Total-return and interest-rate swaps (2)	693	(480)	727	163
Options and futures (2)	1,495	141	416	2,498
Commodity swaps (2)	2,495	(1,081)	(13,573)	(1,518)
Total	$14,051	$(9,359)	$4,214	$13,022

	Nine months ended September 30,
	2023		2022
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Investments and other financial instruments	$66,831	$(64,867)	$(55,582)	$77,240
CLO liabilities (1)	—	—	(23,567)	(92,030)
Foreign-currency forward contracts (2)	(1,517)	4,410	28,066	29,245
Total-return and interest-rate swaps (2)	810	(24)	1,009	269
Options and futures (2)	2,567	877	10,497	2,393
Commodity swaps (2)	7,741	12,274	(29,308)	(31,088)
Total	$76,432	$(47,330)	$(68,885)	$(13,971)

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
September 30, 2023
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

	As of September 30, 2023				As of December 31, 2022
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Corporate investments	$66,011	$314,679	$20,193	$400,883	$109,078	$1,172	$8,470	$118,720
SPAC common stock and earn-out shares included in other assets	23,200	—	1,340	24,540	—	—	—	—
Foreign-currency forward contracts - included in corporate investments	—	9,450	—	9,450	—	1,279	—	1,279
Foreign-currency forward contracts - included in other assets	—	—	—	—	—	12,061	—	12,061
Total assets	$89,211	$324,129	$21,533	$434,873	$109,078	$14,512	$8,470	$132,060

Liabilities
Foreign-currency forward contracts - included in corporate investments	$—	$—	$—	$—	$—	$(11,840)	$—	$(11,840)
Foreign-currency forward contracts - included in other liabilities	—	(9,536)	—	(9,536)	—	—	—	—
Total liabilities	$—	$(9,536)	$—	$(9,536)	$—	$(11,840)	$—	$(11,840)

The Company’s Level III financial instrument held as of September 30, 2023 consists of earn-out shares received in connection with the deconsolidation of a SPAC and a mezzanine loan purchased during the second quarter of 2023.

The table below sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the Company’s Level III financial instruments at September 30, 2023:

	Fair Value as of		Significant Unobservable Input
Financial Instrument	September 30, 2023	Valuation Technique		Input Value

Mezzanine loan	$18,183	Recent market information	Broker quotations	N/A
Earn-out shares	3,350	Black-Scholes option pricing model	Volatility	55%
Total Level III Financial Instruments	$21,533

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2023
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

	As of September 30, 2023				As of December 31, 2022
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Investments:
Corporate debt – bank debt	$—	$475,953	$1,334,545	$1,810,498	$—	$411,997	$702,497	$1,114,494
Corporate debt – all other	—	790,118	161,907	952,025	—	764,841	219,503	984,344
Equities – common stock	204,303	32,077	827,107	1,063,487	226,862	34,389	777,198	1,038,449
Equities – preferred stock	1,262	—	590,311	591,573	80,251	—	616,604	696,855
Real estate	—	—	92,587	92,587	—	—	74,471	74,471
Total investments	205,565	1,298,148	3,006,457	4,510,170	307,113	1,211,227	2,390,273	3,908,613
Derivatives:
Foreign-currency forward contracts	—	6,086	—	6,086	—	9,758	—	9,758
Swaps	4,599	—	—	4,599	—	700	—	700
Options and futures	496	—	—	496	279	—	—	279
Total derivatives (1)	5,095	6,086	—	11,181	279	10,458	—	10,737
Total assets	$210,660	$1,304,234	$3,006,457	$4,521,351	$307,392	$1,221,685	$2,390,273	$3,919,350

Liabilities
Derivatives:
Foreign-currency forward contracts	$—	$(8,393)	$—	$(8,393)	$—	$(16,356)	$—	$(16,356)
Swaps	—	(23)	—	(23)	(7,666)	—	—	(7,666)
Options and futures	(1,351)	—	—	(1,351)	—	—	—	—
Total derivatives (3)	(1,351)	(8,416)	—	(9,767)	(7,666)	(16,356)	—	(24,022)
Total liabilities	$(1,351)	$(8,416)	$—	$(9,767)	$(7,666)	$(16,356)	$—	$(24,022)

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2023
($ in thousands, except where noted)
The following tables set forth a summary of changes in the fair value of Level III investments:

	Corporate Debt – Bank Debt	Corporate Debt – All Other	Equities – Common Stock	Equities – Preferred Stock	Real Estate	Total
Three months ended September 30, 2023
Beginning balance	$1,262,634	$177,323	$809,676	$618,684	$88,675	$2,956,992
Transfers into Level III	167,450	—	—	—	—	167,450
Transfers out of Level III	(112,066)	(1,485)	—	—	—	(113,551)
Purchases	54,335	944	7,055	14,182	4,870	81,386
Sales	(26,266)	(14,498)	(4,167)	(11,884)	—	(56,815)
Realized gain (losses), net	329	(244)	(785)	(4,073)	(236)	(5,009)
Unrealized appreciation (depreciation), net	(11,871)	(133)	15,328	(26,598)	(722)	(23,996)
Ending balance	$1,334,545	$161,907	$827,107	$590,311	$92,587	$3,006,457
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$(12,374)	$(193)	$15,254	$(26,483)	$(722)	$(24,518)
Three months ended September 30, 2022
Beginning balance	$850,679	$201,624	$682,462	$585,430	$59,141	$2,379,336
Deconsolidation of funds	—	—	—	—	—	—
Transfers into Level III	14,057	3,742	—	—	—	17,799
Transfers out of Level III	(9,426)	(3,850)	(116)	—	—	(13,392)
Purchases	62,351	(1,470)	107,266	22,974	3,537	194,658
Sales	(88,332)	(285)	(13,640)	—	—	(102,257)
Realized losses, net	1,235	(942)	8,836	(1,849)	13	7,293
Unrealized appreciation (depreciation), net	979	5,209	20,686	5,452	(3,005)	29,321
Ending balance	$831,543	$204,028	$805,494	$612,007	$59,686	$2,512,758
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$(4,237)	$(384)	$(155)	$(314)	$—	$(5,090)

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2023
($ in thousands, except where noted)

	Corporate Debt – Bank Debt	Corporate Debt – All Other	Equities – Common Stock	Equities – Preferred Stock	Real Estate	Total
Nine months ended September 30, 2023
Beginning balance	$702,497	$219,503	$777,198	$616,604	$74,471	$2,390,273
Transfers into Level III	168,379	8,903	17,267	—	—	194,549
Transfers out of Level III	(116,707)	(2,463)	—	—	—	(119,170)
Purchases	676,120	2,667	58,013	54,601	18,591	809,992
Sales	(69,887)	(70,674)	(47,335)	(47,421)	—	(235,317)
Realized gain, net	477	(671)	20,465	4,937	(239)	24,969
Unrealized appreciation (depreciation), net	(26,334)	4,642	1,499	(38,410)	(236)	(58,839)
Ending balance	$1,334,545	$161,907	$827,107	$590,311	$92,587	$3,006,457
Net change in unrealized appreciation attributable to assets still held at end of period	$(26,859)	$4,560	$1,476	$(38,410)	$(234)	$(59,467)
Nine months ended September 30, 2022
Beginning balance	$597,188	$229,576	$581,748	$486,030	$33,834	$1,928,376
Deconsolidation of funds	(33,428)	—	(456)	—	—	(33,884)
Transfers into Level III	101,309	9,096	—	—	—	110,405
Transfers out of Level III	(50,875)	(7,800)	(122)	—	—	(58,797)
Purchases	475,632	6,699	216,907	194,133	27,678	921,049
Sales	(252,572)	(24,717)	(120,009)	(91,191)	—	(488,489)
Realized losses, net	3,701	(961)	(113,147)	(1,845)	(814)	(113,066)
Unrealized appreciation (depreciation), net	(9,412)	(7,865)	240,573	24,880	(1,012)	247,164
Ending balance	$831,543	$204,028	$805,494	$612,007	$59,686	$2,512,758
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$(8,551)	$(538)	$(437)	$(323)	$2	$(9,847)
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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2023
($ in thousands, except where noted)

The following table sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the consolidated funds’ Level III investments as of September 30, 2023:

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (1)(2)	Range	Weighted Average (3)

Credit-oriented investments:
Communication services	$73,484	Discounted cash flow (6)	Discount rate	12% - 13%	13%
	304	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Consumer discretionary:	18,804	Discounted cash flow (6)	Discount rate	13% - 18%	16%
	330	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	40,568	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
Energy	15,002	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	2,530	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	1,948	Discounted cash flow (6)	Discount rate	14% - 14%	14%
Financials	26,581	Discounted cash flow (4)	Discount rate	12% - 15%	15%
	18,475	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	0.5x - 1.0x	0.9x
	12,402	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Industrials	14,811	Discounted cash flow (6)	Discount rate	12% - 18%	16%
	4,788	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	56,206	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	1.0x - 1.0x	1.0x
Materials	197,735	Discounted cash flow (6)	Discount rate	10% - 15%	12%
	45,571	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
Real estate	39,259	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	58,823	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	6,802	Discounted cash flow (6)	Discount rate	13% - 13%	13%
	366,404	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	0.4x - 1.0x	0.9x
Other	26,687	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	448,177	Discounted cash flow (6)	Discount rate	11% - 32%	17%
	1,115	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	19,646	Market approach (comparable companies) (7)	Earnings multiple (10)	5.0x - 5.0x	5.0x
Equity investments:
	46,146	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	30,051	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	267,285	Discounted cash flow (6)	Discount rate	12% - 30%	21%
	29,399	Discounted cash flow (6) / market approach (comparable companies) (7)	Discount rate	13% - 13%	13%
			Earnings multiple (10)	7.0x - 9.0x	8.0x
	54,626	Market approach (comparable companies) (7)	Revenue multiple (8)	2.0x - 5.0x	3.2x
	387,779	Market approach (comparable companies) (7)	Earnings multiple (10)	2.0x - 12.0x	8.0x
	602,132	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	1.0x - 1.0x	1.0x
Real estate-oriented investments:
	92,587	Discounted cash flow (6)	Discount rate	16% - 32%	23%
Total Level III investments	$3,006,457

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2023
($ in thousands, except where noted)
The following table sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the consolidated funds’ Level III investments as of December 31, 2022:

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (1)(2)	Range	Weighted Average (3)

Credit-oriented investments:
Consumer discretionary	$43,934	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	293	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	16,062	Discounted cash flow (6)	Discount rate	12% – 15%	14%
Communication services	67,500	Discounted cash flow (6)	Discount rate	12% – 13%	13%
Energy	32,765	Discounted cash flow (6)	Discount rate	13% – 21%	18%
	2,676	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Financials	66,204	Discounted cash flow (6)	Discount rate	12% – 19%	15%
	12,880	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	6,143	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	0.9x - 1.0x	1.0x
Industrials	9,875	Discounted cash flow (6)	Discount rate	12% – 15%	14%
	35,124	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	0.9x - 1.0x	1.0x
	4,527	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
Materials	197,427	Discounted cash flow (6)	Discount rate	10% – 14%	12%
Real estate	32,173	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	3,643	Discounted cash flow (6)	Discount rate	9% – 9%	9%
	302,179	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	0.8x -1.0x	1.0x
	35,525	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Other	(1,137)	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	22,732	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	31,474	Discounted cash flow (6)	Discount rate	10% – 18%	14%
Equity investments:
	74,329	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	582,299	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	0.9x - 1.1x	1.0x
	336,831	Market approach (comparable companies) (7)	Earnings multiple (10)	5.0x - 20x	9.0x
	214,172	Discounted cash flow (6)	Discount rate	12% – 21%	19%
	83,644	Market approach (comparable companies) (7)	Revenue multiple (8)	1.0x - 2.0x	1.8x
	27,347	Discounted cash flow (6) / Market approach (comparable companies) (7)	Discount rate	14% – 14%	14%
	75,181	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Real estate-oriented:
	7,695	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	66,776	Discounted cash flow (6)	Discount rate	14% – 25%	18%
Total Level III investments	$2,390,273

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
September 30, 2023
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
During the three months ended September 30, 2023, the valuation technique for an equity investment was changed from market approach (comparable companies) to discounted cash flow. During the three months ended September 30, 2022, there were no changes in the valuation techniques for Level III securities.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2023
($ in thousands, except where noted)
7. DERIVATIVES AND HEDGING
The fair value of freestanding derivatives consisted of the following:

	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
As of September 30, 2023
Foreign-currency forward contracts	$222,784	$9,450	$(221,547)	$(9,536)

As of December 31, 2022
Foreign-currency forward contracts	$221,836	$13,340	$(200,319)	$(11,840)
Realized and unrealized gains and losses arising from freestanding derivatives were recorded in the condensed consolidated statements of operations as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Investment income	$7,544	$(3,185)	$4,935	$(1,737)
General and administrative expense (1)	—	4,839	—	6,129
Total	$7,544	$1,654	$4,935	$4,392

(1)    To the extent that the Company’s freestanding derivatives are utilized to hedge its foreign-currency exposure to investment income and management fees earned from consolidated funds, the related hedged items are eliminated in consolidation, with the derivative impact (a positive number reflects a reduction in expenses) reflected in consolidated general and administrative expense.
There were no derivatives outstanding that were designated as hedging instruments for accounting purposes as of September 30, 2023 and December 31, 2022.

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
The fair value of derivatives held by the consolidated funds consisted of the following:

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2023
($ in thousands, except where noted)

	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
As of September 30, 2023
Foreign-currency forward contracts	$552,981	$6,086	$(37,117)	$(8,393)
Swaps	27,686	4,599	(32,020)	(23)
Options and futures	80,463	496	(7,399)	(1,351)
Total	$661,130	$11,181	$(76,536)	$(9,767)

As of December 31, 2022
Foreign-currency forward contracts	$427,141	$9,758	$(52,531)	$(16,356)
Swaps	12,604	700	(3,182)	(7,666)
Options and futures	378,042	279	(125,283)	—
Total	$817,787	$10,737	$(180,996)	$(24,022)
The impact of derivatives held by the consolidated funds in the condensed consolidated statements of operations was as follows:

	Three months ended September 30,
	2023		2022
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Foreign-currency forward contracts	$4	$14,990	$12,977	$16,823
Total-return and interest-rate and credit default swaps	693	(480)	727	163
Options and futures	1,495	141	416	2,498
Commodity swaps	2,495	(1,081)	(13,573)	(1,518)
Total	$4,687	$13,570	$547	$17,966

	Nine months ended September 30,
	2023		2022
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Foreign-currency forward contracts	$(1,517)	$4,410	$28,066	$29,245
Total-return and interest-rate and credit default swaps	810	(24)	1,009	269
Options and futures	2,567	877	10,497	2,393
Commodity swaps	7,741	12,274	(29,308)	(31,088)
Total	$9,601	$17,537	$10,264	$819
Balance Sheet Offsetting

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2023
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

	Gross Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of September 30, 2023		Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Foreign-currency forward contracts	$9,450	$—	$—	$9,450
Derivative assets of consolidated funds:
Foreign-currency forward contracts	6,086	—	—	6,086
Swaps	4,599	—	—	4,599
Options and futures	496	—	—	496
Subtotal	11,181	—	—	11,181
Total	$20,631	$—	$—	$20,631

Derivative Liabilities:
Foreign-currency forward contracts	$(9,536)	$—	$—	$(9,536)
Derivative liabilities of consolidated funds:
Foreign-currency forward contracts	(8,393)	—	—	(8,393)
Swaps	(23)	—	—	(23)
Options and futures	(1,351)	—	—	(1,351)
Subtotal	(9,767)	—	—	(9,767)
Total	$(19,303)	$—	$—	$(19,303)

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2023
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
September 30, 2023
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

	As of
	September 30, 2023	December 31, 2022
Senior unsecured notes
€50,000, 2.20%, issued in June 2022, payable on June 8, 2032	$52,938	$53,362
€75,000, 2.40%, issued in June 2022, payable on June 8, 2034	79,406	80,044
€75,000, 2.58%, issued in June 2022, payable on June 8, 2037	79,406	80,044
Total remaining principal	211,750	213,450
Less: Debt issuance costs	(1,279)	(1,255)
Total debt obligations, net	$210,471	$212,195
Oaktree Capital I Guaranty Agreements
As of September 30, 2023, OCM, Oaktree Capital I, Oaktree Capital II, Oaktree AIF and OCM Cayman are co-obligors and jointly and severally liable for all debt obligations listed below, while the debt obligations are reflected in the condensed consolidated financial statements based upon the entity that actually made the borrowing and received the related proceeds. Prior to 2022, OCM had historically been the only direct borrower or issuer under credit agreements and private placement notes with third parties and made all payments of principal and interest. The Company’s financial statements after the 2019 Restructuring generally do not reflect debt obligations, interest expense or related liabilities associated with OCM, Oaktree Capital II and Oaktree AIF. Subsequent to the 2022 Restructuring, the Company’s financial statements no longer reflect debt obligations, interest expense or related liabilities associated with OCM, OCM Cayman, Oaktree Capital II and Oaktree AIF.

On April 7, 2023, OCM, Oaktree Capital I, Oaktree Capital II, Oaktree AIF and OCM Cayman (collectively, the “Obligors”) entered into amendments to each of the note and guaranty agreements listed below for each series of outstanding senior notes issued by OCM and Oaktree Capital I. Pursuant to these amendments, OCM Cayman became a guarantor of each such series of senior notes. These amendments also amended certain provisions in these note and guaranty agreements, including financial definitions, in order to facilitate the joinder of OCM Cayman as an obligor. Additionally, the amendments for the note purchase agreements executed in 2014 and 2020 amended the assets under management covenants to clarify the treatment of entities that the Obligors account for using equity method accounting. On the same date that the note and guaranty agreement amendments took effect, OCM Cayman became a co-Borrower under the $650 million revolving credit facility with OCM, Oaktree Capital I, Oaktree Capital II and Oaktree AIF pursuant to a joinder agreement executed by OCM Cayman as part of the Seventh Amendment to the credit facility.

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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2023
($ in thousands, except where noted)
Oaktree Capital I, along with certain other Oaktree Operating Group members as co-borrowers, are parties to a credit agreement with a subsidiary of Brookfield that provides for a subordinated credit facility. The subordinated credit facility has a revolving loan commitment of $250 million and borrowings generally bear interest at a spread to either LIBOR or an alternative base rate. Borrowings on the subordinated credit facility are subordinate to the outstanding debt obligations and borrowings on the primary credit facility of Oaktree Capital I and its co-borrowers. Oaktree Capital I is jointly and severally liable, along with its co-obligors for outstanding borrowings on the subordinated credit facility. The Company’s financial statements generally will not reflect debt obligations, interest expense or related liabilities associated with the subordinated credit facility until such time as Oaktree Capital I directly borrows from it. In March 2022, this credit facility was amended to extend the revolving credit maturity date from May 19, 2023 to September 14, 2026. On October 6, 2023, an amendment was signed to further extend the maturity date to October 6, 2028 and updated the interest rate to the secured overnight financing rate (“SOFR”) plus 1.6% or an alternative base rate plus 0.5%. The amendment also provided that the maturity date will automatically extend annually in one-year increments until the lenders notify the borrowers of their intention to terminate the subordinated credit facility. No amounts were outstanding on the subordinated credit facility as of September 30, 2023.

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

Oaktree’s credit facility was amended on September 14, 2021 to among other things, (i) extend the maturity date from December 13, 2024 to September 14, 2026, (ii) modify the assets under management covenant threshold from $65 billion of assets under management to $57.5 billion of management-fee generating assets under management and (iii) increase the maximum leverage ratio to 4.00 to 1.00. Oaktree’s credit facility was further amended on December 15, 2022 to among other things, extend the maturity date from September 14, 2026 to December 15, 2027 with the potential to extend the maturity for up to two additional years, and implemented language consistent with U.S. syndicated loan market practice to use an adjusted forward-looking term rate based on the SOFR, as a replacement for the London Interbank Offered Rate. Based on the current credit ratings of OCM, the interest rate on borrowings is the term SOFR reference rate plus 1.10% per annum and the commitment fee on the unused portions of the revolving credit facility is 0.10% per annum. The term SOFR reference rate is determined by the tenor of the borrowings and set by the CME Group Benchmark Administration Limited (CBA).

The credit agreement contains customary financial covenants and restrictions, including a maximum leverage ratio and a minimum required level of assets under management (as defined in the credit agreement, as amended above). As of September 30, 2023, no amounts were outstanding under the revolving credit facility.
OCM and the Company were in compliance with all financial maintenance covenants associated with its senior notes and bank credit facility as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023, Oaktree Capital I is jointly and severally liable, along with its co-obligors, for the debt obligations listed below with an aggregate outstanding principal balance of $1.1 billion. The Company’s maximum

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2023
($ in thousands, except where noted)
exposure to these debt obligations is set forth below:

	As of
	September 30, 2023	December 31, 2022
Senior unsecured notes
$50,000, 3.91%, issued in September 2014, payable on September 3, 2024	$50,000	$50,000
$100,000, 4.01%, issued in September 2014, payable on September 3, 2026	100,000	100,000
$100,000, 4.21%, issued in September 2014, payable on September 3, 2029	100,000	100,000
$100,000, 3.69%, issued in July 2016, payable on July 12, 2031	100,000	100,000
$250,000, 3.78%, issued in December 2017, payable on December 18, 2032	250,000	250,000
$200,000, 3.64%, issued in July 2020, payable on July 22, 2030	200,000	200,000
$50,000, 3.84%, issued in July 2020, payable on July 22, 2035	50,000	50,000
$200,000, 3.06%, issued in January 2022, payable on January 12, 2037	200,000	200,000
Total remaining principal	$1,050,000	$1,050,000
Debt Obligations of the Consolidated Funds
Certain consolidated funds may maintain revolving credit facilities that are secured by the assets of the fund or may issue senior variable rate notes to fund investments on a longerterm basis, generally up to ten years. The obligations of the consolidated funds are nonrecourse to the Company.
The consolidated funds had the following debt obligations outstanding:

	Outstanding Amount as of		Key terms as of September 30, 2023
Credit Agreement	September 30, 2023	December 31, 2022	Facility Capacity	Effective Interest Rate	Weighted Average Remaining Maturity (years)	Commitment Fee Rate	L/C Fee
Revolving credit facility (1)	$227,428	$1,000,859	$401,951	7.00%	0.77	0.24%	1.43%
Less: Debt issuance costs	(692)	(1,972)
Total debt obligations, net (2)	$226,736	$998,887

(1)    The credit facility capacity is calculated on a pro rata basis using fund commitments as of September 30, 2023.
(2)    Debt issuance costs are included in other assets as of September 30, 2023 and December 31, 2022.

The carrying value of the revolving credit facilities approximated fair value due to recent issuance. Financial instruments that are valued using quoted prices for the security or similar securities are generally classified as Level III because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities or may require adjustment for investment-specific factors or restrictions.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2023
($ in thousands, except where noted)
9. NON-CONTROLLING REDEEMABLE INTERESTS IN CONSOLIDATED FUNDS
The following table sets forth a summary of changes in the non-controlling redeemable interests in the consolidated funds. Dividends reinvested and in-kind contributions or distributions are non-cash in nature and have been presented on a gross basis in the table below.

	Nine months ended September 30,
	2023	2022

Beginning balance	$2,182,414	$1,723,294
Deconsolidation of funds	—	(247,270)
Contributions	1,167,818	702,888
Distributions	(78,182)	(164,488)
Net income	141,414	123,124
Change in distributions payable	(33)	(1,078)
Foreign currency translation and other, net	(29)	(4,872)
Ending balance	$3,413,402	$2,131,598
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
As of September 30, 2023 and December 31, 2022, OCGH units represented 50,900,930 of the total 160,099,921 Oaktree Operating Group units and 56,922,688 of the total 160,002,848 Oaktree Operating Group units, respectively. Based on total allocable capital of $894,661 and $1,017,192 as of September 30, 2023 and December 31, 2022, respectively, the OCGH non-controlling interest was $282,154 and $360,660. As of September 30, 2023 and December 31, 2022, there were no non-controlling interests attributable to third parties.
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
September 30, 2023
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
The Company may redeem, at its option, out of funds legally available, at any time, in whole or in part, the Series A preferred units or the Series B preferred units, at a price of $25.00 per preferred unit plus declared and unpaid distributions to, but excluding, the redemption date, without payment of any undeclared distributions. Holders of the preferred units have no right to require the redemption of the preferred units.
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
The following table sets forth a summary of net income attributable to the preferred unitholders, the OCGH and other non-controlling interests and the Class A common unitholders:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Weighted average Oaktree Capital I units outstanding (in thousands):
OCGH & other non-controlling interests	54,690	60,664	56,851	60,706
Class A unitholders	105,416	99,238	103,244	99,202
Total weighted average units outstanding	160,106	159,902	160,095	159,908

Oaktree Capital I net income (loss):
Net income attributable to preferred unitholders (1)	$6,829	$6,829	$20,487	$20,487
Net income (loss) attributable to OCGH and other non-controlling interests	9,198	4,747	14,943	(11,406)
Net income (loss) attributable to OCG Class A unitholders	17,578	6,512	26,093	(19,149)
Oaktree Capital I net income (loss)	$33,605	$18,088	$61,523	$(10,068)
Net income (loss) attributable to OCG Class A unitholders:
Oaktree Capital I net income (loss) attributable to OCG Class A unitholders	$17,578	$6,512	$26,093	$(19,149)
Non-Operating Group income (expense)	7,526	12,201	31,605	27,359
Net income (loss) attributable to OCG Class A unitholders	$25,104	$18,713	$57,698	$8,210

(1)    Represents distributions declared, if any, on the preferred units.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2023
($ in thousands, except where noted)
The change in the Company’s ownership interest in the Oaktree Capital I is set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Net income (loss) attributable to OCG Class A unitholders	$25,104	$18,713	$57,698	$8,210
Equity reallocation between controlling and non-controlling interests	1,402	(1,111)	36,484	46,473
Change from net income (loss) attributable to OCG Class A unitholders and transfers from non-controlling interests	$26,506	$17,602	$94,182	$54,683
Please see notes 9, 10 and 11 for additional information regarding transactions that impacted unitholders’ capital.
11. EARNINGS PER UNIT
The computation of net income (loss) per Class A unit is set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands, except per unit amounts)
Net income (loss) per Class A unit (basic and diluted):
Net income (loss) attributable to OCG Class A unitholders	$25,104	$18,713	$57,698	$8,210
Weighted average number of Class A units outstanding (basic and diluted)	109,199	103,080	107,047	101,693
Basic and diluted net income (loss) per Class A unit	$0.23	$0.18	$0.54	$0.08
OCGH units are not exchangeable into Class A units. As the restrictions set forth in the then-current exchange agreement were in place for each applicable reporting period, OCGH units were not included in the computation of diluted earnings per unit for the three and nine months ended September 30, 2023 and 2022.
12. INCOME TAXES AND RELATED PAYMENTS
The Company is a publicly traded partnership and as a result of the 2019 Restructuring, held interests in Oaktree Capital I (a non-corporate entity that is not subject to U.S. federal corporate income tax) and OCM Cayman (which holds subsidiaries that are taxable in non-U.S. jurisdictions).

Subsequent to the 2022 Restructuring, however, the Company no longer holds interests in OCM Cayman and no longer consolidates OCM Cayman. All tax balances related to OCM Cayman were therefore deconsolidated as of the effective date of the 2022 Restructuring and the Company will no longer incur income expense.

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
September 30, 2023
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
Incentive Income
In addition to the incentive income recognized by the Company, certain of its funds have amounts recorded as potentially allocable to the Company as its share of potential future incentive income, based on each fund’s net asset value. Inasmuch as this incentive income is contingent upon future investment activity and other factors, it is not recognized by the Company as revenue until it is probable that a significant reversal will not occur. As of September 30, 2023 and December 31, 2022, respectively, the aggregate of such amounts recorded at the fund level in excess of incentive income recognized by the Company was $2,005,640 and $1,800,000, for which related direct incentive income compensation expense was estimated to be $796,648 and $950,300, respectively.
Commitments to Funds
As of September 30, 2023 and December 31, 2022, the Company, generally in its capacity as general partner, had undrawn capital commitments of $413.8 million and $275.4 million, respectively, including commitments to both unconsolidated and consolidated funds. Additionally, as of September 30, 2023 the Company had undrawn capital commitments of $112.5 million in its capacity as a limited partner in Opps XI and undrawn commitments of $750.0 million in its capacity as a limited partner in Opps XII (Opps XI and Opps XII as defined in note 14).
Investment Commitments of the Consolidated Funds
Certain of the consolidated funds are parties to credit arrangements that provide for the issuance of letters of credit and/or revolving loans, which may require the particular fund to extend loans to investee companies. The consolidated funds use the same investment criteria in making these commitments as they do for investments that are included in the condensed consolidated statements of financial condition. The unfunded liability associated with these credit arrangements is equal to the amount by which the contractual loan commitment exceeds the sum of funded debt and cash held in escrow, if any. As of September 30, 2023 and December 31, 2022, the consolidated funds had no potential aggregate commitments.
A consolidated fund may agree to guarantee the repayment obligations of certain investee companies. As of September 30, 2023 and December 31, 2022, there were no guaranteed amounts under such arrangements.
Certain consolidated funds are investment companies that are required to disclose financial support provided or contractually required to be provided to any of their portfolio companies. During the nine months ended September 30, 2023 and 2022, the consolidated funds did not provide any financial support to portfolio companies.
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
September 30, 2023
($ in thousands, except where noted)
flow analysis. The carrying value of amounts due from affiliates approximated fair value due to their short-term nature or because their weighted average interest rate approximated the Company’s cost of debt.

	As of
	September 30, 2023	December 31, 2022
Due from affiliates:
Management fees and incentive income due from unconsolidated funds and affiliates	$1	$203,178
Receivable from unconsolidated entities	30,057	4,696
Total due from affiliates	$30,058	$207,874
Due to affiliates:
Amounts due to unconsolidated entities	$60,586	$36,164
Total due to affiliates	$60,586	$36,164
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
As of September 30, 2023, OCM had borrowed $26.0 million from the Company through Oaktree Capital I and generated $316 and $517 of interest income for the three and nine months ended September 30, 2023. As of September 30, 2023, the Company through Oaktree Capital I has borrowed $45.0 million from OCM and incurred $655 and $961 of interest expense for the three and nine months ended September 30, 2023, respectively.
There were no loans to affiliates as of December 31, 2022 and $0 and $10 of interest income was generated for the three and nine months ended September 30, 2022. As of December 31, 2022, the Company through Oaktree Capital I had borrowed $36.0 million from OCM and incurred $0 and $152 of interest expense for the three and nine months ended September 30, 2022, respectively.
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
Revenues Earned From Oaktree Funds
In aggregate, management fees and incentive income earned from unconsolidated Oaktree funds totaled $5 and $61.5 million for the three and nine months ended September 30, 2023, respectively, and $2.3 million and $63.9 million for the three and nine months ended September 30, 2022, respectively.
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
September 30, 2023
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
The Company incurred administrative services expense of $0.2 million and $0.6 million for the three and nine months ended September 30, 2023, respectively, and $0.2 million and $0.6 million for the three and nine months ended September 30, 2022, respectively.
Subordinated Credit Facility

Oaktree Capital I, along with certain other Oaktree Operating Group members as co-borrowers, are parties to a credit agreement with a subsidiary of Brookfield that provides for a subordinated credit facility. The subordinated credit facility has a revolving loan commitment of $250 million and borrowings generally bear interest at a spread to either LIBOR or an alternative base rate. Borrowings on the subordinated credit facility are subordinate to the outstanding debt obligations and borrowings on the primary credit facility of Oaktree Capital I and its co-borrowers as detailed in note 8. Oaktree Capital I is jointly and severally liable, along with its co-obligors, for outstanding borrowings on the subordinated credit facility. As set forth in note 8, the Company’s financial statements generally will not reflect debt obligations, interest expense or related liabilities associated with its operating subsidiaries until such time as Oaktree Capital I directly borrows from the subordinated credit facility. In March 2022, this credit facility was amended to extend the revolving credit maturity date from May 19, 2023 to September 14, 2026. On October 6, 2023, an amendment was signed to further extend the maturity date to October 6, 2028 and update the interest rate to SOFR plus 1.6% or an alternative base rate plus 0.5%. The amendment also provided that the maturity date will automatically extend annually in one-year increments until the lenders notify the borrowers of their intention to

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2023
($ in thousands, except where noted)
terminate the subordinated credit facility. No amounts were outstanding on the subordinated credit facility as of September 30, 2023.

Investment in Oaktree Opportunities Fund XI

The Company has subscribed for a limited partner interest in, and made a capital commitment of, $750 million to Oaktree Opportunities Fund XI, L.P., a parallel investment vehicle thereof or a feeder fund in respect of one of the foregoing (such limited partner interest, the “Opps XI Investment” and such fund entities collectively, “Opps XI”). In order to make the Opps XI Investment, the Company’s sole Class A unitholder, or one of its affiliates, will contribute cash as a capital contribution (the “Opps XI Investment Cash”) as and to the extent required to satisfy the Company’s obligations to Opps XI. The Company will use the Opps XI Investment Cash solely to fund the Opps XI Investment and satisfy its obligations in respect of Opps XI and distributions from the Opps XI Investment are intended solely for the benefit of the Class A unitholder, subject to applicable law. The Company’s preferred unitholders should not rely on distributions received by the Company in respect of the Company’s Opps XI Investment for payment of distributions on or redemption of the preferred units. During the nine months ended September 30, 2023, the Company funded $262.5 million of its capital commitment. As of September 30, 2023, the Company has funded in the aggregate $637.5 million of the $750 million of its committed capital.

Investment in Oaktree Opportunities Fund XII

On May 22, 2023, the Company subscribed for a limited partner interest in, and made a capital commitment of, $750 million to Oaktree Opportunities Fund XII, L.P., a parallel investment vehicle thereof or a feeder fund in respect of one of the foregoing (such limited partner interest, the “Opps XII Investment” and such fund entities collectively, “Opps XII”). In order to make the Opps XII Investment, the Company’s sole Class A unitholder, or one of its affiliates, will contribute cash as a capital contribution (the “Opps XII Investment Cash”) as and to the extent required to satisfy the Company’s obligations to Opps XII. The Company will use the Opps XII Investment Cash solely to fund the Opps XII Investment and satisfy its obligations in respect of Opps XII and distributions from the Opps XII Investment are intended solely for the benefit of the Class A unitholder, subject to applicable law. The Company’s preferred unitholders should not rely on distributions received by the Company in respect of the Company’s Opps XII Investment for payment of distributions on or redemption of the preferred units. As of September 30, 2023, the Company has not funded any of its capital commitment.

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

As of September 30, 2023, the Company has not deposited any amount under the agreement. Our affiliate, OCM has $200 million on deposit with BAM ULC.

Non-Traded REIT

On June 27, 2023, the Company entered into a contribution agreement (the “Treasury Contribution Agreement”) with Brookfield Corporate Treasury Ltd. (“Treasury”). Treasury holds all of the outstanding Class A units of the Company. Pursuant to the Treasury Contribution Agreement, Treasury agreed to contribute to the Company an amount (the “Contributed Amount”) equal to the value of BUSI II GP-C LLC, BUSI II-C L.P., BUSI II SLP-GP LLC

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2023
($ in thousands, except where noted)
and Brookfield REIT OP Special Limited Partner L.P. (collectively, and together with any additional entities that may become direct or indirect subsidiaries of NTR (as defined below) and that beneficially own shares of Brookfield REIT (as defined below), the “REIT Entities”), including their indirect ownership in Brookfield Real Estate Income Trust Inc., a Maryland corporation (“Brookfield REIT”), as of June 30, 2023, and the Company agreed to contribute the Contributed Amount to OCG NTR Holdings, LLC, a wholly owned subsidiary of the Company (“NTR”), in connection with the Company’s indirect acquisition (the “Acquisition”) of 100% of the interests in the REIT Entities. An amount of $307.0 million in respect of the Contributed Amount was contributed to the Company on June 27, 2023 (the “Purchase Price”) and a true-up contribution of $13.9 million was made on July 31, 2023 (the “True-Up Payment”). Also on June 27, 2023, the Company entered into a contribution agreement (the “NTR Contribution Agreement”) with NTR whereby the Company contributed the Purchase Price to NTR and agreed to make a contribution in an amount equal to the True-Up Payment to NTR, and NTR agreed to use the Contributed Amount in connection with the Acquisition. On June 29, 2023, NTR entered into an agreement of purchase and sale (the “Agreement of Purchase and Sale”) to effect the Acquisition, whereby NTR acquired 100% of the interests in the REIT Entities from BUSI II NTR Sub LLC in exchange for cash. The Acquisition was completed on June 30, 2023.

As of September 30, 2023, $314.4 million for NTR was included in Corporate Investments.

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
16. SUBSEQUENT EVENTS
Class A Unit Distributions
A distribution of $0.08 per Class A unit was paid on November 10, 2023 to holders of record at the close of business on November 3, 2023.
Preferred Unit Distributions
A distribution of $0.414063 per Series A preferred unit will be paid on December 15, 2023 to Series A preferred unitholders of record at the close of business on December 1, 2023.
A distribution of $0.409375 per Series B preferred unit will be paid on December 15, 2023 to Series B preferred unitholders of record at the close of business on December 1, 2023.
Subordinated Credit Facility

On October 6, 2023, we signed an amendment to the Brookfield subordinated credit facility to extend the maturity date from September 14, 2026 to October 6, 2028, and update the interest rate to SOFR plus 1.6% or an alternative base rate plus 0.5%. The amendment also provided that the maturity date will automatically extend

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2023
($ in thousands, except where noted)
annually in one-year increments until the lenders notify the borrowers of their intention to terminate the subordinated credit facility.

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
OCM provides certain administrative and other services relating to the operations of the Company’s business pursuant to the Services Agreement between the Company and OCM.
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

The failures of three U.S. commercial banks (First Republic, Silicon Valley Bank and Signature Bank) since the beginning of 2023 have raised concerns about institutions with concentrated exposure to certain types of depositors in the same industry as well as those with large unrealized losses in their investment security holdings. While the Company does not have any direct exposure to the failed banks, our cash is held with various third-party financial institutions. In particular, our cash is generally held with a large, global systemically important bank, typically in balances that exceed the current FDIC insurance limits. If the banks that we hold our deposits with enter receivership or become insolvent, we may be prevented from accessing our cash and cash equivalents in excess of FDIC insured limits. Oaktree’s credit facility is with a syndicate of large global banks, including one that was sold in 2023 under financial distress. If one or more of the banks in the syndicate were unable to satisfy its obligations to lend to Oaktree in a timely manner in accordance with the terms of the credit facility it could have a material impact on Oaktree’s operation or financial condition. In addition, Oaktree funds and their respective portfolio companies hold cash with third-party financial institutions and in some cases have credit facilities, as do Oaktree clients. If Oaktree funds or portfolio companies were unable to access cash and cash equivalents at banks with which they do business, or if clients were unable to access cash and cash equivalents needed to satisfy capital calls from Oaktree funds, it could adversely affect the funds or such portfolio companies.
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
The ongoing Russia-Ukraine conflict, including global sanctions imposed on Russia, and more recent conflict between Israel and Hamas, create continued uncertainty and volatility in the global financial markets and economy and, as a result, may adversely impact Oaktree’s business and its funds’ and their respective portfolio companies’ business. As of the date of this filing, we are not aware of any material risk to the stability of our condensed consolidated financial statements caused by the Russia-Ukraine conflict or the Israel-Hamas conflict or the materiality of any effect such uncertainties may have on our business and operations.
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
General and Administrative
General and administrative expense has historically included costs related to occupancy, outside auditors, tax professionals, legal advisers, research, consultants, travel and entertainment, communications and information services, business process outsourcing, foreign-exchange activity, insurance, placement costs, changes in the contingent consideration liability, and other general items related directly to the Company’s operations. These expenses are net of amounts borne by fund investors and are not offset by credits attributable to fund investors’ non-controlling interests in consolidated funds. General and administrative expense reflects the gross-up of reimbursable costs incurred on behalf of Oaktree funds in which the Company has determined it is the principal. Subsequent to the 2019 Restructuring, general and administrative expenses primarily include direct and reimbursable expenses incurred by Oaktree Capital I and OCM Cayman and the Company's share of certain expenses through the Services Agreement with OCM. Subsequent to the 2022 Restructuring, general and administrative expenses no longer includes direct and reimbursable expenses incurred by OCM Cayman due to the deconsolidation, and generally includes costs related to outside auditors, tax professionals, derivative and hedging activity, and other general items related directly to the Company’s operations.
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
Incentives created (fund level) often reflects investments measured at fair value and therefore is subject to risk of substantial fluctuation by the time the underlying investments are liquidated. We earn the incentive income, if any, that the fund is then obligated to pay us with respect to our incentive interest (generally 20%) in the profits of our unaffiliated investors, subject to an annual preferred return of typically 8%. Incentive income is recognized when it is probable that significant reversal of revenue will not occur. We track incentives created (fund level) because it provides an indication of the value for us currently being created by investment activities of the funds and facilitates comparability with those companies in our industry that account for investments in carry funds as equity-method investments, thus effectively reflecting an accrual-based method for recognizing incentive income in their financial statements. As a result of the 2022 Restructuring, we are only economically entitled to earn one-third of the incentive income attributable to Oaktree Capital I in respect of our closed-end funds established in 2022 or later and in respect of incentive income from our evergreen funds earned subsequent to January 1, 2023. We will continue to earn 100% of the incentive income attributable to closed-end funds established prior to 2022.

GAAP Consolidated Results of Operations
The following table sets forth our unaudited condensed consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands, except per unit data)
Revenues:
Management fees	$—	$59,860	$—	$183,370
Incentive income	5	(33)	61,478	56,070
Total revenues	5	59,827	61,478	239,440
Expenses:
Compensation and benefits	(247)	(36,452)	(423)	(118,371)
Equity-based compensation	—	(2,011)	—	(5,461)
Incentive income compensation	(293)	753	(57,337)	(17,141)
Total compensation and benefits expense	(540)	(37,710)	(57,760)	(140,973)
General and administrative	(1,531)	(6,251)	(3,634)	(17,548)
Depreciation and amortization	—	(356)	—	(1,349)
Consolidated fund expenses	(14,911)	(21,153)	(42,235)	(61,312)
Total expenses	(16,982)	(65,470)	(103,629)	(221,182)
Other income (loss):
Interest expense	(5,919)	(73,992)	(34,629)	(171,032)
Interest and dividend income	86,947	154,967	246,842	408,396
Net realized gain (loss) on consolidated funds’ investments	14,051	4,214	76,432	(68,885)
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	(9,359)	13,022	(47,330)	(13,971)
Investment income (loss)	25,497	(1,071)	35,378	(20,004)
Total other income (loss)	111,217	97,140	276,693	134,504
Income (loss) before income taxes	94,240	91,497	234,542	152,762
Income taxes	—	(4,934)	—	(12,347)
Net income (loss)	94,240	86,563	234,542	140,415
Less:
Net (income) loss attributable to non-controlling interests in consolidated funds	(53,109)	(56,274)	(141,414)	(123,124)
Net (income) loss attributable to non-controlling interests in consolidated subsidiaries	(9,198)	(4,747)	(14,943)	11,406
Net income (loss) attributable to Oaktree Capital Group, LLC	31,933	25,542	78,185	28,697
Net income attributable to preferred unitholders	(6,829)	(6,829)	(20,487)	(20,487)
Net income (loss) attributable to Oaktree Capital Group, LLC Class A unitholders	$25,104	$18,713	$57,698	$8,210

Distributions declared per Class A unit	$0.09	$0.38	$0.92	$1.51
Net income (loss) per Class A unit (basic and diluted):
Net income (loss) per Class A unit	$0.23	$0.18	$0.54	$0.08
Weighted average number of Class A units outstanding	109,199	103,080	107,047	101,693

Third Quarter Ended September 30, 2023 Compared to the Third Quarter Ended September 30, 2022
Revenues
Management Fees

Subsequent to the 2022 Restructuring, we no longer earn management fees and sub-advisory fees as a result of the deconsolidation of OCM Cayman.

Incentive Income

The Company recognized incentive income of $5 for the third quarter of 2023 and no incentive income for the third quarter of 2022.
Expenses
Compensation and Benefits
Compensation and benefits expense decreased $36.3 million, or 99.5%, to $0.2 million for the third quarter of 2023, from $36.5 million for the third quarter of 2022. The decrease in compensation and benefits expense was due to the 2022 Restructuring, subsequent to which, we no longer incur compensation and benefits expense related to Oaktree’s non-U.S. employees in OCM Cayman.
Equity-based Compensation
Subsequent to the 2022 Restructuring, we no longer incur equity-based compensation expense due to the deconsolidation of OCM Cayman.
Incentive Income Compensation
Incentive income compensation expense increased $1.1 million to an expense of $0.3 million for the third quarter of 2023, primarily reflecting certain senior executives’ participation in the income of Oaktree Capital I’s investments.
General and Administrative
Subsequent to the 2022 Restructuring, general and administrative expenses no longer includes direct and reimbursable expenses incurred by OCM Cayman. As a result, general and administrative expense decreased $4.8 million, or 76.2%, to $1.5 million for the third quarter of 2023, from $6.3 million for the third quarter of 2022.
Depreciation and Amortization
In connection with the 2022 Restructuring, we deconsolidated OCM Cayman which held furniture and equipment, capitalized software and office leasehold improvements, and as a result, we no longer incur depreciation and amortization expense.
Consolidated Fund Expenses
Consolidated fund expenses decreased $6.3 million, or 29.7%, to $14.9 million for the third quarter of 2023, from $21.2 million for the third quarter of 2022. The decrease is primarily due to the 2022 Restructuring, after which the Company no longer consolidates CLOs as their direct ownership interests are held by OCM Cayman.
Other Income (Loss)
Interest Expense
Interest expense decreased $68.1 million, or 92.0%, to $5.9 million for the third quarter of 2023, from $74.0 million for the third quarter of 2022. The decrease was primarily due to the 2022 Restructuring, after which the Company no longer consolidates CLOs as their direct ownership interests are held by OCM Cayman, partially offset by higher interest rates on debt outstanding by our consolidated funds, primarily Opps XI.

Interest and Dividend Income
Interest and dividend income decreased $68.1 million, or 43.9%, to $86.9 million for the third quarter of 2023, from $155.0 million for the third quarter of 2022. The decrease was primarily attributable to the deconsolidation of our CLOs as a result of the 2022 Restructuring, partially offset by an increase in income from our investment in Opps XI.
Net Realized Gain (Loss) on Consolidated Funds’ Investments
Net realized gain on consolidated funds’ investments increased $9.9 million, from a gain of $4.2 million for the third quarter of 2022 to a gain of $14.1 million for the third quarter of 2023. The increase was primarily attributable to the impact of the deconsolidation of our CLOs as a result of the 2022 Restructuring.
Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments decreased $22.4 million, to a loss of $9.4 million for the third quarter of 2023, from a gain of $13.0 million for the third quarter of 2022. Excluding the impact of the reversal of net realized gain (loss) on consolidated funds’ investments, the net change in unrealized appreciation (depreciation) on consolidated funds’ investments decreased $12.5 million, to a net gain of $4.7 million for the third quarter of 2023, from a net gain of $17.2 million for the third quarter of 2022, primarily driven by current market conditions affecting the values of investments held by Opps XI, partially offset by the impact of the deconsolidation of our CLOs as a result of the 2022 Restructuring.
Investment Income (Loss)
Investment income (loss) increased $26.6 million to a gain of $25.5 million for the third quarter of 2023, from a loss of $1.1 million for the third quarter of 2022. The increase was primarily related to the appreciation of the shares received in connection with the deconsolidations of SPACs in prior years and increases in the values of our Credit investments, partially offset by declines in the values of our Real Asset investments.
Income Taxes
Subsequent to the 2022 Restructuring, the Company no longer consolidates OCM Cayman and no longer incurs income tax expense.
Net (Income) Loss Attributable to Non-controlling Interests in Consolidated Funds
Net (income) loss attributable to non-controlling interests in consolidated funds decreased $3.2 million, to net income of $53.1 million for the third quarter of 2023, from net income of $56.3 million for the third quarter of 2022. The decrease reflected our consolidated funds’ performance attributable to third-party investors in each period. These effects are described in more detail under “—Other Income (Loss)” above.
Net Income (Loss) Attributable to Oaktree Capital Group, LLC Class A Unitholders
Net income (loss) attributable to Oaktree Capital Group, LLC Class A unitholders increased $6.4 million, or 34.2%, to net income of $25.1 million for the third quarter of 2023, from net income of $18.7 million for the third quarter of 2022, primarily reflecting higher investment income. These effects are described in more detail under “—Investment Income (Loss)” above.

Nine months ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022
Revenues
Management Fees
Subsequent to the 2022 Restructuring, we no longer earn management fees and sub-advisory fees as a result of the deconsolidation of OCM Cayman.
Incentive Income
Incentive income increased $5.4 million to $61.5 million for the first nine months of 2023, from $56.1 million for the first nine months of 2022. The increase in incentive income was primarily due to higher distributions from Private Equity and Credit closed-end funds that were paying incentive income in the first quarter of 2023, partially offset by lower incentive income related to the deconsolidation of a SPAC.
Expenses
Compensation and Benefits
Compensation and benefits expense decreased $118.0 million, or 99.7%, to $0.4 million for the first nine months of 2023, from $118.4 million for the first nine months of 2022.The decrease in compensation and benefits expense was due to the 2022 Restructuring, subsequent to which, we no longer incur compensation and benefits expense related to Oaktree’s non-U.S. employees in OCM Cayman.
Equity-based Compensation
Subsequent to the 2022 Restructuring, we no longer incur equity-based compensation expense due to the deconsolidation of OCM Cayman.
Incentive Income Compensation
Incentive income compensation expense increased $40.2 million to $57.3 million for the first nine months of 2023, from $17.1 million for the first nine months of 2022, primarily reflecting the increase in incentive income.
General and Administrative
Subsequent to the 2022 Restructuring, general and administrative expenses no longer includes direct and reimbursable expenses incurred by OCM Cayman. As a result, general and administrative expense decreased $13.9 million, or 79.4%, to $3.6 million for the first nine months of 2023, from $17.5 million for the first nine months of 2022.
Depreciation and Amortization
In connection with the 2022 Restructuring, we deconsolidated OCM Cayman which held furniture and equipment, capitalized software and office leasehold improvements, and as a result, we no longer incur depreciation and amortization expense.
Consolidated Fund Expenses
Consolidated fund expenses decreased $19.1 million, or 31.2%, to $42.2 million for the first nine months of 2023, from $61.3 million for the first nine months of 2022. The decrease is primarily due to the 2022 Restructuring, after which the Company no longer consolidates CLOs as their direct ownership interests are held by OCM Cayman.
Other Income (Loss)
Interest Expense
Interest expense decreased $136.4 million, or 79.8%, to $34.6 million for the first nine months of 2023, from $171.0 million for the first nine months of 2022. The decrease was primarily due to the 2022 Restructuring, after which the Company no longer consolidates CLOs as their direct ownership interests are held by OCM Cayman, partially offset by higher interest rates on debt outstanding by our consolidated funds, primarily Opps XI.

Interest and Dividend Income
Interest and dividend income decreased $161.6 million, or 39.6%, to $246.8 million for the first nine months of 2023, from $408.4 million for the first nine months of 2022. The decrease was primarily attributable to the deconsolidation of our CLOs as a result of the 2022 Restructuring, partially offset by an increase in income from our investment in Opps XI.
Net Realized Gain (Loss) on Consolidated Funds’ Investments
Net realized gain (loss) on consolidated funds’ investments increased by $145.3 million, from a loss of $68.9 million for the first nine months of 2022 to a gain of $76.4 million for the first nine months of 2023. The net realized gain during the first nine months of 2023 reflects our consolidated funds’ performance on investments sold and is primarily related to gains on sales of investments in Opps XI, whereas the net realized loss during the first nine months of 2022 primarily resulted from realized losses on our Real Assets investments.
Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments decreased $33.3 million, to a depreciation of $47.3 million for the first nine months of 2023, from a depreciation of $14.0 million for the first nine months of 2022. Excluding the impact of the reversal of net realized gain (loss) on consolidated funds’ investments, the net change in unrealized appreciation (depreciation) on consolidated funds’ investments increased $112.0 million, to a net gain of $29.1 million for the first nine months of 2023, from a net loss of $82.9 million for the first nine months of 2022, primarily due to the impact of the deconsolidation of our CLOs as a result of the 2022 Restructuring.
Investment Income (Loss)
Investment income (loss) increased $55.4 million, or 277.0%, to a gain of $35.4 million for the first nine months of 2023, from a loss of $20.0 million for the first nine months of 2022. The increase primarily reflected appreciation of the shares received in connection with the deconsolidations of SPACs in prior years, partially offset by declines in the values of our Real Asset investments.
Income Taxes
Subsequent to the 2022 Restructuring, the Company no longer consolidates OCM Cayman and no longer incurs income tax expense.
Net (Income) Loss Attributable to Non-controlling Interests in Consolidated Funds
Net (income) loss attributable to non-controlling interests in consolidated funds increased $18.3 million, to net income of $141.4 million for the first nine months of 2023, from net income of $123.1 million for the first nine months of 2022. The increase reflected our consolidated funds’ performance attributable to third-party investors in each period. These effects are described in more detail under “—Other Income (Loss)” above.
Net Income (Loss) Attributable to Oaktree Capital Group, LLC Class A Unitholders
Net income (loss) attributable to Oaktree Capital Group, LLC Class A unitholders increased $49.5 million, or 603.7%, to net income of $57.7 million for the first nine months of 2023, from net income of $8.2 million for the first nine months of 2022, primarily driven by the impact of the deconsolidation of our CLOs as a result of the 2022 Restructuring and improved realized and unrealized performance of our consolidated funds’ investments.

Operating Metrics
We monitor certain operating metrics that we believe provide important data regarding our business. These operating metrics include incentive-creating AUM, incentives created (fund level), and accrued incentives (fund level).
Incentive-creating AUM
Incentive-creating AUM is set forth below and does not include undrawn capital commitments.

	As of
	September 30, 2023	June 30, 2023	December 31, 2022
Incentive-creating AUM:	(in millions)
Closed-end funds	$50,084	$49,458	$43,635
Evergreen funds	3,051	3,361	2,983
Total	$53,135	$52,819	$46,618
Third Quarter Ended September 30, 2023
Incentive-creating AUM increased $0.3 billion, or 0.6%, to $53.1 billion as of September 30, 2023, from $52.8 billion as of June 30, 2023. This increase reflected $0.5 billion of market-value appreciation, inclusive of the impact of foreign currency fluctuations, partially offset by $0.2 billion of net distributions, in the third quarter of 2023.
Nine Months Ended September 30, 2023
Incentive-creating AUM increased $6.5 billion, or 13.9%, to $53.1 billion as of September 30, 2023, from $46.6 billion as of December 31, 2022. This increase reflected $4.7 billion of net contributions and $1.8 billion of market-value appreciation, inclusive of the impact of foreign currency fluctuations, during the nine months ended 2023.
Accrued Incentives (Fund Level) and Incentives Created (Fund Level)
Accrued incentives (fund level), gross and net of incentive income compensation expense, as well as changes in accrued incentives (fund level), are set forth below.

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
	2023	2022	2023	2022
Accrued Incentives (Fund Level):	(in thousands)
Beginning balance(1)	$1,725,371	$1,574,007	$1,709,497	$1,668,838
Incentives created (fund level):
Closed-end funds	274,455	12,472	342,317	136,794
Evergreen funds	5,819	2,632	15,305	3,246
Total incentives created (fund level)	280,274	15,104	357,622	140,040
Less: incentive income recognized by us	(5)	33	(61,479)	(219,734)
Ending balance	$2,005,640	$1,589,144	$2,005,640	$1,589,144
Accrued incentives (fund level), net of associated incentive income compensation expense	$1,208,992	$759,471	$1,208,992	$759,471

(1)    Beginning balance and activity for the nine months ended September 30, 2023 has been adjusted to align the timing of tax related incentive distributions presented herein and incentive income recognized in our financial statements in accordance with US GAAP.
As of September 30, 2023 and 2022, the portion of net accrued incentives (fund level) represented by funds that were currently paying incentives was $11.0 million (or 0.9%) and $21.4 million (or 2.8%), respectively, with the remainder arising from funds that as of that date were not at the stage of their cash distribution waterfall where Oaktree was entitled to receive incentives, other than possibly tax-related distributions.

As of September 30, 2023, $767.9 million, or 63.5%, of the net accrued incentives (fund level) were in evergreen or closed-end funds that were incentive paying or in their liquidation period. Please see “—Critical Accounting Policies—Fair Value of Financial Instruments” for a discussion of the fair-value hierarchy level established by GAAP.
Third Quarter Ended September 30, 2023
Incentives created (fund level) was $280.3 million for the three months ended September 30, 2023, primarily reflecting $296.7 million from Credit funds, partially offset by $(15.8) million from Private Equity funds.
Nine Months Ended September 30, 2023
Incentives created (fund level) was $357.6 million for the first nine months of September 30, 2023, primarily reflecting $338.6 million from Credit funds and $23.4 million from Private Equity funds, offset by $(4.4) million Real Assets funds.

GAAP Statement of Financial Condition (Unaudited)
We manage our financial condition without the consolidation of the Oaktree funds in which we serve as general partner. Since Oaktree’s founding, Oaktree and, by extension, we have managed our financial condition in a way that builds our capital base and maintains sufficient liquidity for known and anticipated uses of cash. Our assets do not include accrued incentives (fund level), an off-balance sheet metric. As a result of the 2022 Restructuring, we no longer hold an economic interest in OCM Cayman or a voting interest in its general partner and therefore OCM Cayman was deconsolidated as of the effective date of the 2022 Restructuring. Additionally, we concluded that we were no longer the primary beneficiary for CLOs as their direct ownership interests are held by OCM Cayman. Assets and liabilities related to OCM Cayman and CLOs are not reflected on our consolidated statement of financial condition as of September 30, 2023.
The following table presents our unaudited condensed consolidating statement of financial condition:

	As of September 30, 2023
	Oaktree and Operating Subsidiaries	Consolidated Funds	Eliminations	Consolidated
	(in thousands)
Assets:
Cash and cash-equivalents	$34,376	$—	$—	$34,376
Corporate investments	2,629,075	—	(1,121,591)	1,507,484
Receivables and other assets	84,062	—	—	84,062
Assets of consolidated funds	—	4,874,652	—	4,874,652
Total assets	$2,747,513	$4,874,652	$(1,121,591)	$6,500,574
Liabilities and Capital:
Liabilities:
Accounts payable and accrued expenses	$72,042	$—	$—	$72,042
Due to affiliates	60,586	—	—	60,586
Debt obligations	210,471	—	—	210,471
Liabilities of consolidated funds	—	339,659	—	339,659
Total liabilities	343,099	339,659	—	682,758
Non-controlling redeemable interests in consolidated funds	—	—	3,413,402	3,413,402
Capital:
Capital attributable to OCG preferred unitholders	400,584	—	—	400,584
Capital attributable to OCG Class A unitholders	1,721,676	765,037	(765,037)	1,721,676
Non-controlling interest in consolidated subsidiaries	282,154	356,554	(356,554)	282,154
Non-controlling interest in consolidated funds	—	3,413,402	(3,413,402)	—
Total capital	2,404,414	4,534,993	(4,534,993)	2,404,414
Total liabilities and capital	$2,747,513	$4,874,652	$(1,121,591)	$6,500,574

Corporate Investments

	As of
	September 30, 2023	June 30, 2023	September 30, 2022
	(in thousands)
Oaktree funds:
Credit	$1,942,541	$1,943,429	$1,768,681
Private Equity	225,801	229,903	226,918
Real Assets	384,769	68,701	28,806
Listed Equities	43,993	43,007	39,830
Non-Oaktree	31,971	349,491	237,080
Total corporate investments – Oaktree and operating subsidiaries	2,629,075	2,634,531	2,301,315
Eliminations	(1,121,591)	(1,124,113)	(1,011,497)
Total corporate investments – Consolidated	$1,507,484	$1,510,418	$1,289,818

Liquidity and Capital Resources

We manage our liquidity and capital requirements by focusing on our cash flows before the consolidation of Oaktree funds and the effect of normal changes in short-term assets and liabilities. Our primary cash flow activities on an unconsolidated basis involve (a) generating cash flow from operations, (b) generating income from investment activities, including strategic investments in certain third parties, (c) funding capital commitments that we have made to Oaktree funds in which we act as general partner, (d) funding our growth initiatives, (e) distributing cash flow to our Class A unitholders and to OCGH and OEP, (f) borrowings, interest payments and repayments under credit agreements, our senior notes and other borrowing arrangements, and (g) issuances of, and distributions made on, our preferred units. As of September 30, 2023, the Company on an unconsolidated basis had $34.4 million of cash and U.S. Treasury and other securities and $210.5 million of outstanding debt. See the Future Sources and Uses of Liquidity section for additional details of Oaktree and its indirect subsidiaries financing activities in 2022.

As a result of the 2022 Restructuring, the Company no longer controls OCM Cayman and therefore OCM Cayman was deconsolidated as of the effective date of the 2022 Restructuring. Ongoing sources of cash include incentive income, which is volatile and largely unpredictable as to amount and timing, and distributions stemming from our corporate investments in funds and companies. We primarily use cash flow from operations and distributions from our corporate investments to pay compensation and related expenses, service fees under the Services Agreement with OCM, debt service and distributions. This same cash flow, together with proceeds from equity and debt issuances, is also used to fund corporate investments, fixed assets and other capital items. Subject to applicable law and certain consent rights contained in our operating agreement, pursuant to a covenant in our operating agreement Oaktree plans to cause its operating group entities to distribute, on a quarterly basis, at least 85% of its adjusted distributable earnings, as defined in our operating agreement, and we plan to distribute amounts we receive in respect of such distributions, less any tax and tax receivable obligations, to holders of our Class A units. Distributions from each Operating Group entity may not be proportionate to its share of adjusted distributable earnings.

Distributions on the preferred units are discretionary and non-cumulative. We may redeem, at our option, out of funds legally available, at any time, in whole or in part, the Series A preferred units or the Series B preferred units, at a price of $25.00 per preferred unit plus declared and unpaid distributions to, but excluding, the redemption date, without payment of any undeclared distributions. Holders of the preferred units have no right to require the redemption of the preferred units.
We have subscribed for a limited partner interest in, and made a capital commitment of, $750 million to Oaktree Opportunities Fund XI, L.P., a parallel investment vehicle thereof or a feeder fund in respect of one of the foregoing (such limited partner interest, the “Opps XI Investment” and such fund entities collectively, “Opps XI”). In order to fund the Opps XI Investment, our sole Class A unitholder, or one of its affiliates, will contribute cash as a capital contribution (the “Opps XI Investment Cash”) as and to the extent required to satisfy our obligations to Opps XI. We will use the Opps XI Investment Cash solely to fund the Opps XI Investment and satisfy our obligations in respect of Opps XI Distributions from the Opps XI Investment are intended for the benefit of the Class A unitholder, subject to applicable law. Our preferred unitholders should not rely on distributions received by us in respect of the Company’s Opps XI Investment for payment of distributions on or redemption of the preferred units. As of September 30, 2023, $637.5 million of the $750.0 million capital commitment was funded.

We have subscribed for a limited partner interest in, and made a capital commitment of, $750 million to Oaktree Opportunities Fund XII, L.P., a parallel investment vehicle thereof or a feeder fund in respect of one of the foregoing (such limited partner interest, the “Opps XII Investment” and such fund entities collectively, “Opps XII”). In order to fund the Opps XII Investment, our sole Class A unitholder, or one of its affiliates, will contribute cash as a capital contribution (the “Opps XII Investment Cash”) as and to the extent required to satisfy our obligations to Opps XII. We will use the Opps XII Investment Cash solely to fund the Opps XII Investment and satisfy our obligations in respect of Opps XII. Distributions from the Opps XII Investment are intended for the benefit of the Class A unitholder, subject to applicable law. Our preferred unitholders should not rely on distributions received by us in respect of the Company’s Opps XII Investment for payment of distributions on or redemption of the preferred units.
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
Significant amounts from our condensed consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022 are discussed below.
Operating Activities
Operating activities used $288.7 million and $1,593.4 million of cash for the first nine months of 2023 and 2022, respectively. These amounts principally reflected net income (loss), purchases of securities, net of non-cash adjustments, and net realized and unrealized (gain) loss from consolidated fund investments in each of the respective periods as well as net purchases of securities of the consolidated funds.
Investing Activities
Investing activities used $354.8 million and $183.7 million of cash for the first nine months of 2023 and 2022, respectively. Corporate investments in funds and companies of $451.7 million and $240.0 million for the first nine months of 2023 and 2022, respectively, consisted of the following:

	Nine months ended September 30,
	2023	2022
	(in thousands)
Funds	$720,001	$596,845
Eliminated in consolidation	(268,336)	(356,810)
Total investments	$451,665	$240,035

Distributions and proceeds from corporate investments in funds and companies of $96.9 million and $61.2 million for the first nine months of 2023 and 2022, respectively, consisted of the following:

	Nine months ended September 30,
	2023	2022
	(in thousands)
Funds	$127,764	$229,742
Eliminated in consolidation	(30,856)	(168,544)
Total proceeds	$96,908	$61,198
Financing Activities
Financing activities provided $0.7 billion and $1.7 billion of cash for the first nine months of 2023 and 2022, respectively, and included: (a) net contributions from non-controlling interests of $1.1 billion and $538.4 million; (b) distributions to unitholders of $158.0 million and $274.4 million; (c) net capital contributions of $582.0 million and $147.6 million;(d) payments of debt issuance costs of $0.1 million and $8.8 million. Additionally, the first nine months of 2023 and 2022 included borrowings of $245.2 million and $567.1 million, respectively, and $1,018.6 million repayments and $673.3 million of repayments, respectively, related to consolidated funds. The decrease in proceeds from CLO debt obligations was due to the 2022 Restructuring.
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
In addition to our ongoing sources of cash that include incentive income and distributions related to our corporate investments in funds and companies, we also have access to liquidity through our debt financings, credit agreements and equity financings. Prior to the 2019 Restructuring, our financial statements reflected debt and debt service of the entire Oaktree Operating Group. Until 2022, OCM had historically been the only direct borrower or issuer under credit agreements and private placement notes with third parties and made all payments of principal and interest. While certain Oaktree Operating Group entities (including Oaktree Capital I) are co-obligors and jointly and severally liable, debt obligations are reflected in the condensed consolidated financial statements based upon the entity that actually made the borrowing and received the related proceeds. Accordingly, our financial statements after the 2019 Restructuring generally do not reflect debt obligations, interest expense or related liabilities associated with OCM, Oaktree Capital II and Oaktree AIF.
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

In May 2020, Oaktree Capital I, along with certain other Oaktree Operating Group members as co-borrowers, entered into a credit agreement with a subsidiary of Brookfield that provides for a subordinated credit facility. The subordinated credit facility has a revolving loan commitment of $250 million and borrowings generally bear interest at a spread to either LIBOR or an alternative base rate. Borrowings on the subordinated credit facility are subordinate to the outstanding debt obligations and borrowings on the primary credit facility of Oaktree Capital I and its co-borrowers as detailed in note 8 to our condensed consolidated financial statements included elsewhere in this quarterly report. Oaktree Capital I is jointly and severally liable, along with its co-obligors for outstanding borrowings on the subordinated credit facility. As set forth in such note 8, the Company’s financial statements generally will not reflect debt obligations, interest expense or related liabilities associated with its operating subsidiaries until such time as Oaktree Capital I directly borrows from the subordinated credit facility. In March 2022, the Company entered into an amendment to the credit facility to extend the revolving credit maturity date from May 19, 2023 to September 14, 2026. On October 6, 2023, an amendment was signed to further extend the maturity date to October 6, 2028 and updated the interest rate to the secured overnight financing rate (“SOFR”) plus 1.6% or an alternative base rate plus 0.5%. The amendment also provided that the maturity date will automatically extend annually in one-year increments until the lenders notify the borrowers of their intention to terminate the subordinated credit facility. No amounts were outstanding on the subordinated credit facility as of September 30, 2023.
In September 2021, Oaktree Capital I, OCM, Oaktree Capital II, and Oaktree AIF (collectively, the “Borrowers”) entered into the Sixth Amendment to Credit Agreement (the “Sixth Amendment”), which amended the credit agreement as of December 13, 2019 (as amended through and including the Sixth Amendment, the “Credit Agreement”). The Sixth Amendment extended the maturity date of the Credit Agreement from December 13, 2024 to September 14, 2026, modified the AUM covenant threshold from $65 billion of AUM to $57.5 billion of management fee-generating AUM, and increased the maximum leverage ratio to 4.00x-to-1.00x. In December 2022, the Borrowers entered into the Seventh Amendment to Credit Agreement (the “Seventh Amendment”). The Seventh Amendment extended the maturity date of the Credit Agreement from September 14, 2026 to December 15, 2027 with the potential to extend the maturity for up to two additional years and implemented language consistent with U.S. syndicated loan market practice to use an adjusted forward-looking term rate based on the SOFR, as a replacement for the London Interbank Offered Rate. As set forth in note 8 to our condensed consolidated financial statements included elsewhere in this quarterly report, the Company’s financial statements generally will not reflect debt obligations, interest expense or related liabilities associated with its operating subsidiaries until such time as Oaktree Capital I directly borrows from the subordinated credit facility. Based on the current credit ratings of OCM, the interest rate on borrowings is the term SOFR reference rate plus 1.10% per annum and the commitment fee on the unused portions of the revolving credit facility is 0.10% per annum. The term SOFR reference rate is determined by the tenor of the borrowings and set by the CME Group Benchmark Administration Limited (CBA). As of September 30, 2023, no amounts were outstanding under the $650 million revolving credit facility.
In December 2017, OCM issued and sold to certain accredited investors $250 million of 3.78% senior notes due 2032 (the “2032 Notes”). The 2032 Notes are senior unsecured obligations of OCM jointly and severally guaranteed by Oaktree Capital I, Oaktree Capital II, Oaktree AIF and OCM Cayman. The proceeds from the sale of the 2032 Notes and cash on hand were used to redeem the $250 million of 6.75% Senior Notes due 2019 and to pay the related make-whole premium to holders thereof. The 2032 Notes provide for certain affirmative and negative covenants, including financial covenants relating to the issuer’s and guarantors’ combined leverage ratio and minimum assets under management. In addition, the 2032 Notes contain customary representations and warranties of the issuer and the guarantors, and customary events of default, in certain cases, subject to cure periods. The issuer may prepay all, or from time to time any part of, the 2032 Notes at any time, subject to the issuer’s payment of the applicable make-whole amount determined with respect to such principal amount prepaid. Upon the occurrence of a change of control, the issuer will be required to make an offer to prepay the 2032 Notes together with the applicable make-whole amount determined with respect to such principal amount prepaid. As OCM is the issuer of the 2032 Notes, the outstanding principal and interest payments guaranteed by Oaktree Capital I will not be included in our financial statements unless an event of default occurs.
In July 2016, OCM, issued and sold to certain accredited investors $100 million of 3.69% senior notes due July 12, 2031 (the “2031 Notes”). The 2031 Notes are senior unsecured obligations of OCM, jointly and severally guaranteed by Oaktree Capital I, Oaktree Capital II, Oaktree AIF and OCM Cayman. The proceeds from the sale of the 2031 Notes were used to simultaneously repay $100 million of borrowings outstanding under a term loan that has since been fully repaid. The 2031 Notes provide for certain affirmative and negative covenants, including financial covenants relating to the issuer’s and guarantors’ combined leverage ratio and minimum assets under management. In addition, the 2031 Notes contain customary representations and warranties of the issuer and the guarantors, and customary events of default, in certain cases, subject to cure periods. The issuer may prepay all, or from time to time any part of, the 2031 Notes at any time, subject to the issuer’s payment of the applicable make-whole amount determined with respect to such principal amount prepaid. Upon the occurrence of a change of control, the issuer will be required to make an offer to prepay the 2031 Notes together with the applicable make-whole amount determined with respect to such principal amount prepaid. As OCM is the issuer of the 2031 Notes, the outstanding principal and interest payments guaranteed by Oaktree Capital I will not be included in our financial statements unless an event of default occurs.

In September 2014, OCM issued and sold to certain accredited investors $50 million aggregate principal amount of 3.91% Senior Notes, Series A, due September 3, 2024 (the “Series A Notes”), $100 million aggregate principal amount of 4.01% Senior Notes, Series B, due September 3, 2026 (the “Series B Notes”) and $100 million aggregate principal amount of 4.21% Senior Notes, Series C, due September 3, 2029 (the “Series C Notes” and together with the Series A Notes and the Series B Notes, the “Senior Notes”) pursuant to a note and guarantee agreement. The Senior Notes are senior unsecured obligations of OCM, guaranteed on a joint and several basis by Oaktree Capital I, Oaktree Capital II, Oaktree AIF and OCM Cayman. Interest on the Senior Notes is payable semi-annually. The Senior Notes provide for certain affirmative and negative covenants, including financial covenants relating to the issuer’s and guarantors’ combined leverage ratio and minimum assets under management. In addition, the Senior Notes contain customary representations and warranties of the issuer and the guarantors, and customary events of default, in certain cases, subject to cure periods. The issuer may prepay all, or from time to time any part of, the Senior Notes at any time, subject to the issuer’s payment of the applicable make-whole amount determined with respect to such principal amount prepaid. Upon the occurrence of a change of control, the issuer will be required to make an offer to prepay the Senior Notes together with the applicable make-whole amount determined with respect to such principal amount prepaid. As OCM is the issuer of the Senior Notes, the outstanding principal and interest payments guaranteed by Oaktree Capital I will not be included in our financial statements unless an event of default occurs.
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
We may redeem, at our option, out of funds legally available, at any time, in whole or in part, the Series A preferred units or the Series B preferred units, at a price of $25.00 per preferred unit plus declared and unpaid distributions to, but excluding, the redemption date, without payment of any undeclared distributions. Holders of the preferred units have no right to require the redemption of the preferred units.
The preferred units are not convertible into Class A units or any other class or series of our interests or any other security. Holders of the preferred units do not have any of the voting rights given to holders of our Class A units, except that holders of the preferred units are entitled to certain voting rights under certain conditions.

Contractual Obligations, Commitments and Contingencies
In the ordinary course of business, we and our consolidated funds enter into contractual arrangements that may require future cash payments. The following table sets forth information related to anticipated future cash payments as of September 30, 2023:

	Remainder of 2023	2023-2024	2025-2026	Thereafter	Total
	(in thousands)
Oaktree and Operating Subsidiaries:
Senior note principal repayment (1)	$—	$—	$—	$211,750	$211,750
Interest obligations on debt (2)	—	10,238	10,238	39,025	59,501
OCG limited partner commitments to Oaktree funds (3)	862,500	—	—	—	862,500
Oaktree Capital I general partner commitments to Oaktree and third-party funds (3)	413,848	—	—	—	413,848
Subtotal	1,276,348	10,238	10,238	250,775	1,547,599
Consolidated Funds:
Debt obligations payable (2)	$30,000	197,428	—	—	227,428
Interest obligations on debt (4)	4,003	8,214	—	—	12,217
Total	$1,310,351	$215,880	$10,238	$250,775	$1,787,244

(1)    These obligations represent future principal payments, gross of debt issuance costs.
(2)    Interest obligations include interest on outstanding indebtedness. All figures are based on the conversion of amounts from EUR to USD using the foreign exchange spot rate of 1.06 as of September 30, 2023.
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
In some of our service contracts or management agreements, we have agreed to indemnify third-party service providers or separate account clients under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has neither been included in the above table nor recorded in our condensed consolidated financial statements as of September 30, 2023.
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
Price Risk
Impact on Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
As of September 30, 2023, we had investments, at fair value of $4.5 billion related to our consolidated funds. We estimate that a 10% decline in market values would result in a decrease in unrealized appreciation (depreciation) on the consolidated funds’ investments of $451.0 million. Of this decline, $76.5 million would impact net income attributable to OCG Class A unitholders, with the remainder attributable to non-controlling interests. The magnitude of the impact on net income is largely affected by the percentage of our equity ownership interest.
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
Impact on Investment Income (before consolidation of funds)
Investment income or loss arises from our pro-rata share of income or loss from our investments, generally in our capacity as general partner in our funds. This income is directly affected by changes in market risk factors. Based on investments held as of September 30, 2023, a 10% decline in fair values of the investments held in our funds and other holdings would result in a $262.9 million decrease in the amount of investment income. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds, the timing of fund flows or the timing of new investments or realizations.
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
Interest-rate Risk
As of September 30, 2023, the Company and its operating subsidiary had $211.8 million of debt obligations outstanding that bear interest at a fixed rate. As of September 30, 2023, the Company and its operating subsidiary are jointly and severally liable for $1.1 billion of debt obligations outstanding under the senior notes issuances and no amounts outstanding under the revolving credit facilities. The senior notes issuances bear interest at a fixed rate. The revolving credit facilities bear interest at a variable rate.
Our consolidated funds have debt obligations, most of which accrue interest at variable rates. Changes in these rates would affect the amount of interest payments that our funds would have to make, impacting future earnings and cash flows. As of September 30, 2023, the consolidated funds had $0.2 billion of principal or par value, as applicable, outstanding under these debt obligations. We estimate that interest expense relating to variable-rate debt would increase on an annualized basis by $2.3 million in the event interest rates were to increase by 100 basis points.
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
Date: November 9, 2023

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