Form 10-K
period 2023-12-31
Brookfield Oaktree Holdings, LLC
filed 2024-03-21
CIK 1403528

2
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-K
☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2023
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to                     .
Commission File Number 001-35500

Brookfield Oaktree Holdings, LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of March 19, 2024, there were 109,198,991 Class A units and 50,930,598 Class B units of the registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

FORWARD-LOOKING STATEMENTS
In March 2024, we changed our name from Oaktree Capital Group, LLC to Brookfield Oaktree Holdings, LLC (“BOH”). We will not distinguish between our prior and current name and will refer to our current name throughout this annual report.
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
In addition to factors identified elsewhere in this annual report, the following factors, among others, could cause actual results to differ materially from forward-looking statements and information or historical performance: the ability of BOH to retain and hire key service providers; the continued availability of capital and financing; the business, economic and political conditions in the markets in which BOH operates; changes in BOH’s anticipated revenue and income, which are inherently volatile; changes in the value of BOH’s investments; the pace of Oaktree’s raising of new funds; changes in assets under management; the timing and receipt of, and impact of taxes on, carried interest; distributions from and liquidation of Oaktree’s existing funds; the amount and timing of distributions on BOH’s preferred units; changes in BOH’s operating or other expenses; the degree to which BOH encounters competition; and general political, economic and market conditions.
Any forward-looking statements and information speak only as of the date of this annual report or as of the date they were made, and except as required by law, BOH does not undertake any obligation to update forward-looking statements and information. For a more detailed discussion of these factors, also see the information under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report, and in each case any material updates to these factors contained in any of BOH’s future filings.
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
This annual report and its contents do not constitute and should not be construed as (a) a recommendation to buy, (b) an offer to buy or solicitation of an offer to buy, (c) an offer to sell or (d) advice in relation to, any securities of BOH or securities of any Oaktree investment fund.
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
•Technological developments in artificial intelligence could disrupt the markets in which we operate and subject us to increased competition, legal and regulatory risks and compliance costs;
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
•Oaktree’s failure to maintain the security of its information and technology networks or a cybersecurity breach or other incident could have a material adverse effect on us;
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
•If we, including any service organizations that we use, fail to maintain effective internal controls over our financial reporting in the future, the accuracy and timing of our financial reporting may be adversely affected;
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
In this annual report, unless the context otherwise requires:
“Oaktree” refers to (i) Brookfield Oaktree Holdings, LLC and, where applicable, its subsidiaries and affiliates prior to October 1, 2019 and (ii) the Oaktree Operating Group and, where applicable, their respective subsidiaries and affiliates after September 30, 2019.
“BOH,” “Company,” “we,” “us,” “our” or “our company” refers to Brookfield Oaktree Holdings, LLC and, where applicable, its subsidiaries and affiliates, including, as the context requires, affiliated Oaktree Operating Group members after September 30, 2019. The reference to “our funds” refers to investment funds, other entities or accounts managed by Oaktree for which we, directly or indirectly, act as general partner or otherwise controlled by us.
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
“OCGH unitholders” refers collectively to Oaktree’s senior executives, current and former Oaktree employees and their respective transferees who hold interests in the Oaktree Operating Group through OCGH.
“OEP” refers to Oaktree Equity Plan, L.P., a Delaware limited partnership, which holds an interest in the Oaktree Operating Group.
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
“Class A units” refer to the common units of BOH designated as Class A units.
“CLOs” refer to collateralized loan obligation vehicles.

“common units” or “common unitholders” refer to the Class A common units of BOH or Class A common unitholders, respectively, unless otherwise specified.
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
“preferred units” or “preferred unitholders” refer to the Series A and Series B preferred units of BOH or Series A and Series B preferred unitholders, respectively, unless otherwise specified.

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
The Company’s current ownership and operational structure were the result of certain mergers with affiliates of Brookfield Corporation (formerly known as Brookfield Asset Management, Inc.) (“Brookfield”) completed on September 30, 2019 (the “Mergers”) and subsequent restructurings completed on October 1, 2019 in connection with the Mergers (the “2019 Restructuring”) and on November 30, 2022 in connection with an internal Oaktree reorganization to facilitate the separation of Brookfield’s capital business and asset management business (the “2022 Restructuring”). See Part I, Item I included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2020 for more information regarding the Mergers and the 2019 Restructuring. See Item 1.01 of the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2022 and Part I, Item I included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 21, 2023 for more information about the 2022 Restructuring. During the second quarter of 2024, subject to obtaining certain regulatory approvals, another internal Oaktree reorganization is expected to be effected whereby, among other things, the General Partner of Oaktree Capital I, L.P. (“Oaktree Capital I”) will be changed from Brookfield OCM Holdings II, LLC (formerly known as OCM Holdings I, LLC) to Oaktree Capital I GP, LLC, a newly formed subsidiary of Oaktree Capital Holdings, LLC (“OCH”) (formerly known as Atlas OCM Holdings, LLC), but Brookfield OCM Holdings II, LLC will remain a limited partner of Oaktree Capital I and retain its economic interest therein (the “2024 Restructuring”). See Item 8.01 of the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2024 for more information about the 2024 Restructuring.
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
From the date of the 2019 Restructuring until the date of the 2022 Restructuring, the Company’s operations were conducted through indirect economic interests in only two of these six Oaktree Operating Group entities, specifically Oaktree Capital I and OCM Cayman. As a result of the 2022 Restructuring, however, the Company (i) distributed all of its interests in the economic shares of Oaktree Holdings, Ltd., the parent entity of OCM Cayman, to its sole Class A unitholder and (ii) transferred all of its interests in the voting shares of Oaktree Holdings, Ltd. to OCH which is a non-subsidiary affiliate of the Company. Accordingly, subsequent to the 2022 Restructuring, the Company’s operations are now conducted through an indirect economic interest in only one of the Oaktree Operating Group entities, specifically Oaktree Capital I, and because the Company no longer controls or has an economic interest in OCM Cayman, OCM Cayman was deconsolidated as of the effective date of the 2022

Restructuring. Additionally, the Company concluded that it is no longer the primary beneficiary for CLOs as their direct ownership interests are held by OCM Cayman.
The Company’s business is comprised of one segment, our investment management business, which consists of the investment management services that Oaktree provides to its clients, of which we are a component.
OCM, an affiliate of the Company, has since the 2019 Restructuring provided certain administrative and other services relating to the operations of the Company’s business. These services are provided pursuant to a Services Agreement between the Company and OCM (as amended from time to time, the “Services Agreement”).

Prior to the 2022 Restructuring, the Company’s employees directly provided investment management and administrative support for its non-U.S. fee-based operations, while providing investment management, marketing and administrative services to OCM. The Company received fees from OCM for providing these services. Subsequent to the 2022 Restructuring, the Company no longer receives such fee-based income from OCM but continues to pay fees to OCM under the Services Agreement for services it provides to the Company.

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
As a result of the 2022 Restructuring, we are generally only entitled to earn one-third of the incentive income attributable to Oaktree Capital I in respect of our closed-end funds established in 2022 or later and in respect of incentive income from our evergreen funds earned subsequent to January 1, 2023.
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

Investment Performance
Oaktree’s investment professionals have generated impressive investment performance through multiple market cycles. Oaktree’s long term investment performance track record of positive gross and net IRRs reflects, among many factors, Oaktree’s practice of sizing funds in proportion to our view of the supply of potential attractive investment opportunities. Information regarding Oaktree’s most significant and longest-managed closed-end funds is shown below, as of or for the year ended December 31, 2023.

			Since Inception through December 31, 2023
			IRR Since Inception (1)
($ in millions)	Strategy Inception	Assets Under Management (2)	Gross	Net	Gross Multiple of Drawn Capital (3)
Credit:
Opportunistic Credit	1988	$44,670	21.8%	15.8%	1.7x
Private Credit
Global Private Debt (4)	2012	5,441	nm	nm	1.1x
U.S. Private Debt	2002	2,778	13.0%	8.7%	1.4x
European Private Debt	2013	2,763	13.7%	9.3%	1.3x
Emerging Markets Debt	2012	1,309	10.4%	6.9%	1.3x

Private Equity:
Corporate Private Equity
European Principal	1999	5,143	11.3%	7.1%	1.7x
Power Opportunities	1995	3,831	35.0%	27.2%	2.4x
Special Situations	1994	7,349	12.8%	9.0%	1.6x

Real Assets:
Real Estate Opportunities	1994	8,656	15.0%	11.1%	1.6x
Real Estate Debt	2010	4,534	10.1%	6.2%	1.2x
Real Estate Income	2016	577	8.5%	7.0%	1.5x
Infrastructure	2014	2,217	26.9%	22.3%	1.7x

Subtotal		89,268
Other (5)		20,910
Total		$110,178

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
(2) Assets Under Management as of December 31, 2023. All figures are based on the conversion of amounts or cash flows from EUR to USD using the foreign exchange spot rate of 1.10 as of December 31, 2023.
(3) Gross multiple of drawn capital is calculated as drawn capital plus gross income and, if applicable, fee income before fees and expenses divided by drawn capital.
(4) This includes our Life Sciences funds and Direct Lending funds. Includes individual accounts across various strategies with different investment mandates. As such, a combined performance measure is not considered meaningful (“nm”).
(5) This includes our closed-end Senior Loan funds, CLOs,17Capital funds and certain separate accounts and co-investments.

Performance of Oaktree’s open-end funds is in part measured in relation to applicable benchmark returns. Oaktree’s emphasis on risk control and credit selection has generally led to outperformance in challenging markets and over full market cycles. Information regarding Oaktree’s open-end funds, together with relevant benchmark data, is set forth below as of or for the periods ended December 31, 2023.

			Since Inception through December 31, 2023
			Annualized Rates of Return (1)
($ in millions)	Strategy Inception	Assets Under Management	Gross	Net	Relevant Benchmark
Credit:
High Yield Bonds
U.S. High Yield Bonds	1986	$13,677	8.4%	7.9%	7.6%
Global High Yield Bonds	2010	1,158	6.0%	5.5%	5.6%

Multi-Asset Credit
Global Credit (2)	2017	10,040	4.8%	4.1%	4.6%

Investment Grade Solutions
Absolute Return Income (3)	Various	3,859	nm	nm	nm

Convertible Securities
High Income Convertibles	1989	926	10.2%	9.4%	7.4%
Global ex-U.S. Convertibles	1994	397	7.2%	6.7%	4.8%

Senior Loans
U.S. Senior Loans	2008	434	5.7%	5.2%	5.1%
European Senior Loans	2009	324	6.1%	5.6%	6.4%

Structured Credit
Structured Credit (3)	Various	1,766	nm	nm	nm

Listed Equities:
Emerging Markets Equities
Emerging Markets Equities	2011	6,663	3.0%	2.2%	1.5%

Subtotal		39,244
Other(4)		$245
Total		$39,489

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
(4)    Includes certain European High Yield Bonds and U.S. Convertible accounts.

Information regarding Oaktree’s most significant Evergreen funds is shown below, as of or for the year ended December 31, 2023.

			Since Inception through December 31, 2023
			Annualized Rates of Return (1)
($ in millions)	Strategy Inception	Assets Under Management	Gross	Net
Credit:
Private Credit
Global Private Debt (2)	2012	$12,099	8.9%	6.7%

Emerging Markets Debt
Emerging Markets Debt (3)	2015	1,409	7.5%	5.3%

Opportunistic Credit
Value Opportunities	2007	1,277	9.9%	6.3%

Real Assets:
Real Estate
Real Estate Income (4)	2018	2,340	14.2%	11.6%
Real Estate Debt(5)	2022	608	14.4%	11.7%

Infrastructure
Infrastructure Investing	2022	1,434	(5.6)%	(5.4)%

Listed Equities:
Value/Other Equities
Value Equities (6)	2012	500	17.2%	12.3%

Subtotal		19,667
Other (7)		934
Total		$20,601

(1) Returns represent time-weighted rates of return.
(2) AUM includes institutional evergreen accounts, certain sub-advised assets of Brookfield Reinsurance, Oaktree’s publicly-traded BDC and Oaktree’s non-traded BDCs. The rates of return reflect the performance of a composite of certain evergreen accounts and exclude Oaktree’s BDCs.
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
(5) AUM includes institutional evergreen accounts, the sub-advised debt assets of the Brookfield REIT and a separately managed account.
(6) AUM includes performance of a proprietary fund with an initial capital commitment of $25 million since its inception in May 2012.
(7) Includes certain Real Estate and Multi-Strategy Credit accounts.

Assets Under Management

Assets under management increased $19.6 billion, or 11.6%, to $189.2 billion as of December 31, 2023 from $169.6 billion as of December 31, 2022, primarily driven by $15.5 billion of closed-end fund capital commitments, $8.3 billion of market value appreciation and foreign currency translation, and $4.7 billion of net inflows into open-end and evergreen funds, partially offset by $8.0 billion of distributions from closed-end funds and $1.4 billion due to change in lifecycle of closed-end funds. The $15.5 billion of capital commitments to closed-end funds over the last twelve months included $7.2 billion for Oaktree Opportunities Fund XII, $1.6 billion for CLOs, $1.6 billion for Oaktree Special Situations Fund III, $1.3 billion for 17Capital Preferred Fund 6, $1.1 billion for Oaktree Real Estate Opportunities Fund IX, $0.7 billion for Direct Lending, $0.5 billion for Oaktree Lending Partners, $0.5 billion for Oaktree Real Estate Debt Fund IV, and $0.4 billion for Life Sciences Lending.

	As of December 31,
	2023	2022
	(in millions)
Assets Under Management:
Closed-end funds	$110,178	$100,289
Open-end funds	39,489	35,769
Evergreen funds	20,601	15,123
DoubleLine (1)	18,903	18,447
Total	$189,171	$169,628

(1)    DoubleLine AUM reflects our pro-rata portion (based on our 20% ownership stake) of DoubleLine’s total AUM.
The following table details the change in Oaktree’s AUM during the years ended December 31, 2023 and 2022.

	Year ended December 31,
	2023	2022
	(in millions)

Beginning balance	$169,628	$165,682
Closed-end funds:
Capital commitments/other (1)	15,548	7,866
Acquisition (17Capital)	—	6,347
Distributions for a realization event/other (2)	(8,033)	(6,027)
Change in uncalled capital commitments for funds entering or in liquidation (3)	(1,394)	(423)
Change in market value, foreign-currency translation, and transfers, net (4)	4,076	4,596
Open-end funds:
Contributions	4,276	6,896
Redemptions	(4,400)	(6,601)
Change in market value, and foreign-currency translation, and transfers, net (4)	3,842	(4,018)
Evergreen funds:
Contributions or new capital commitments (5)	6,429	4,494
Redemptions or distributions (6)	(1,590)	(1,120)
Change in market value, and foreign-currency translation, and transfers, net (4)	337	322
Change in applicable leverage	(5)	—
DoubleLine:
Net change in DoubleLine	457	(8,388)
Ending balance	$189,171	$169,628

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
Oaktree considers its labor relations to be good. As of December 31, 2023, we had no employees. OCM had 911 employees and OCM Cayman had 272 employees.
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
Organizational Structure
Brookfield Oaktree Holdings, LLC is a Delaware limited liability company that was formed on April 13, 2007 under the name of Oaktree Capital Group, LLC. The Company’s issued and outstanding member interests are divided into certain classes and series of units. The Company’s outstanding units are held by (i) an affiliate of Brookfield as the sole holder of the Company’s Class A common units, (ii) preferred unitholders as the holders of Series A and Series B preferred units listed on the New York Stock Exchange (“NYSE”), which represent only the right to receive certain distributions from the Company and such other rights as are specified in the relevant preferred unit designations, and (iii) OCGH as the sole holder of the Company’s Class B common units, which units do not represent an economic interest in the Company. OCGH is owned by the OCGH unitholders. Subject to the operating agreement of the Company, to the extent the approval of any matter requires the vote of the Company’s unitholders, the Class A units are entitled to one vote per unit and the Class B units are entitled to ten votes per unit, voting together as a single class.

As explained above, Oaktree’s operations are conducted through a group of operating entities collectively referred to as the “Oaktree Operating Group.” Subsequent to the 2022 Restructuring, we have an indirect economic interest in only one of the six Oaktree Operating Group members. Please see “Business—Structure and Operation of our Business” above for more details, including regarding the contemplated 2024 Restructuring. OCGH has a direct economic interest in all of the Oaktree Operating Group members. The interests in the Oaktree Operating Group are referred to as the “Oaktree Operating Group units.” An Oaktree Operating Group unit is not a separate legal interest but represents one limited partnership interest in each of the Oaktree Operating Group entities.
The diagram below depicts our organizational structure in simplified form as of December 31, 2023, but gives effect to the entity name changes effected on March 15, 2024.
____________________
(1)Holds 100% of the Class B units, which represent 82.39% of the total combined voting power of our outstanding Class A and Class B units. The Class B units have no economic interest in us. The general partner of Oaktree Capital Group Holdings, L.P. is Oaktree Capital Group Holdings GP, LLC, which is controlled by senior executives of Oaktree.
(2)Brookfield Oaktree Holdings, LLC is the public registrant and the issuer of the Series A and Series B preferred units listed on the NYSE. It also indirectly holds the preferred mirror units issued by Oaktree Capital I, L.P.
(3)Three additional entities, which are not subsidiaries of ours and are not reflected in this diagram, own interests in Brookfield OCM Holdings II, LLC which entitle them to receive (i) two-thirds of carried interest distributions from new closed-end funds organized in or after 2022 and incentive income from evergreen funds earned subsequent to January 1, 2023 and (ii) income from designated investments and investments having certain tax characteristics.
(4)The percent economic interest in Oaktree Capital I, L.P. represents the aggregate number of Oaktree Capital I, L.P. units (other than mirror preferred units) held, directly or indirectly, as a percentage of the total number of Oaktree Capital I, L.P. units (other than mirror preferred units and Class P common units) outstanding. As of December 31, 2023, there were 160,114,755 Oaktree Capital I, L.P. units outstanding.
(5)OEP, which is not a subsidiary of ours and is not reflected in this diagram, owns a less than 1% interest in Oaktree Capital I, L.P.

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
Our affiliated entity OCM, which provides certain services to us, is registered as an investment adviser with the SEC. Registered investment advisers are subject to the requirements and regulations of the U.S. Investment Advisers Act of 1940, as amended (the “Advisers Act”). These requirements relate to, among other things, fiduciary duties to clients, maintaining an effective compliance program, solicitation agreements, conflicts of interest, recordkeeping and reporting, disclosure, limitations on agency cross and principal transactions between an adviser and advisory clients and general anti-fraud prohibitions. In addition, OCM is registered as a commodity pool operator and a commodity trading adviser with the U.S. Commodity Futures Trading Commission (“CFTC”). Registered commodity pool operators and commodity trading advisers are each subject to the requirements and regulations of the U.S. Commodity Exchange Act, as amended (the “Commodity Exchange Act”). These requirements relate to, among other things, maintaining an effective compliance program, recordkeeping and reporting, disclosure, business conduct, and general anti-fraud prohibitions. In addition, as a registered commodity pool operator and a commodity trading adviser with the CFTC, OCM is also required to be a member of the National Futures Association (the “NFA”), a self-regulatory organization for the U.S. derivatives industry. The NFA also promulgates and enforces rules governing the conduct of, and examines the activities of, its member firms.
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

Financial and Other Information
Financial and other information for the years ended December 31, 2023, 2022 and 2021 are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Metrics” included elsewhere in this annual report.
Available Information
Oaktree’s website address is www.oaktreecapital.com (the “Oaktree website”). Information on this website is not a part of this annual report and is not incorporated by reference herein. BOH makes available free of charge on this website or provides a link on this website to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. To access these filings, go to the “Unitholders—Investor Relations” section of the Oaktree website and then click on “SEC Filings.” In addition, these reports and the other documents we file with the SEC are available at a website maintained by the SEC at www.sec.gov.
Investors and others should note that BOH uses the Unitholders – Investor Relations section of the Oaktree website to announce material information to investors and the marketplace. While not all of the information that we post on the Oaktree website is of a material nature, some information could be deemed to be material. Accordingly, we encourage investors, the media, and others interested in BOH to review the information that is shared on the Oaktree website at the Unitholders – Investor Relations section of the Oaktree website, ir.oaktreecapital.com. Information contained on, or available through, the Oaktree website is not incorporated by reference into this document.
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
Our business and the businesses in which our funds invest are materially affected by conditions in the global financial markets and economic conditions throughout the world that are outside our control, such as interest rates, the availability and cost of credit, inflation rates, general economic uncertainty, political uncertainty, changes in laws (including laws relating to taxation), trade barriers, commodity prices, currency exchange rates and controls, volatility in financial markets, the impacts of public health issues, such as pandemics and epidemics, and national and international political circumstances (including wars such as the Russia-Ukraine and Israel-Hamas conflicts, terrorist acts and security operations). These and other uncertain conditions in the global financial markets and economy have resulted in, and may continue to result in, adverse consequences for many of our funds, including restricting such funds’ investment activities and impeding such funds’ ability to effectively achieve their investment objectives. Sanctions imposed by the U.S. and other countries in connection with hostilities between Russia and Ukraine have caused additional financial market volatility and affected the global economy. In addition, concerns over increasing inflation, as well as interest rate volatility and fluctuations in oil and gas prices resulting from global production and demand levels, as well as geopolitical tension, have exacerbated market volatility. Both domestic and international markets experienced significant inflationary pressures in 2023 and inflation rates in the U.S. as well as in other countries may continue at elevated levels for the near term. Steps taken by the Federal Reserve and central banks in various other countries to increase interest rates in response have contributed to significant volatility in debt and equity markets. In addition, U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns or a recession in the U.S. Moreover, our operations, investment opportunities, access to capital and ability to enforce the obligations of counterparties may be adversely affected by disruptions to the banking system and financial market volatility resulting from bank failures, market concerns related to liquidity, solvency or capitalization of banks or other financial institutions and related topics of speculation or uncertainty, such as the availability and terms of government assistance to financial institutions under financial pressure. Rising interest rates have in some cases exacerbated concerns about the financial condition of particular financial institutions and may do so in the future. There can be no assurance that future economic conditions in the U.S. or elsewhere around the world will be favorable to our business.
The economic environment in the past has resulted in, and may in the future result in, decreases in the market value of certain publicly-traded securities held by some of our funds. Illiquidity in certain portions of the financial markets could adversely affect the pace of realization of our funds’ investments or otherwise restrict the ability of our funds to realize value from their investments, thereby adversely affecting our ability to generate incentive or investment income. There can be no assurance that conditions in the global financial markets will not deteriorate and/or adversely affect our investments and overall performance. These market and economic conditions are not in our control and are often difficult, if not impossible, to predict, manage, mitigate, hedge or foresee.

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
Certain of our funds and their portfolio companies are in industries that have been impacted by inflation. Recent inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our funds’ portfolio companies’ operations. Should inflation, which recently has decreased, begin to increase again, our funds’ portfolio companies profit margins may be pressured, particularly if such companies lack pricing power against a backdrop of economic slowdown or contraction. For example, high rates of inflation and significant interest rate increases contributed to significant market volatility in 2022 and 2023, which disproportionately negatively impacted the value of future cash flows of technology and growth companies. These companies may be subject to continued depressed, or even further declines in, values in a challenging market environment. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results. In addition, any projected future decreases in the operating results of our funds’ portfolio companies due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our fund investments could result in future realized or unrealized losses.
Our business depends in large part on Oaktree’s ability to raise capital from investors. If Oaktree were unable to raise such capital, we would be unable to collect incentive fees or deploy such capital into investments, which would materially reduce our revenues and cash flow and adversely affect our financial condition.
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

If Oaktree were unable to successfully raise capital, it could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition.

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

We depend on the diligence, skill, judgment, reputation and business contacts of key personnel of OCM provided to us through investment management agreements with our funds and a Services Agreement with us. Our future success will depend upon OCM’s ability to retain these key personnel and to recruit additional qualified personnel. These key personnel possess substantial experience and expertise in investing, are responsible for locating and executing our funds’ investments, have significant relationships with the institutions that are the source of many of our funds’ investment opportunities and in certain cases have strong relationships with our investors. Therefore, if these key personnel join competitors or form competing companies, it could result in the loss of significant investment opportunities and certain existing investors. OCM is not obligated to dedicate any specific personnel exclusively to us, nor are they or their personnel obligated to dedicate any specific portion of their time to the management of our business. Consequently, we may not receive the level of support and assistance that we otherwise might receive if our funds were managed directly by us. We are also subject to conflicts of interest arising out of our relationship with OCM, Brookfield and their respective affiliates. For example, Mr. Howard Marks, our Co-Chairman and one of our board members, is also the Co-Chairman of OCM and a board member of Brookfield. As mentioned above (under “Business—Overview”), Brookfield and its affiliates acquired a majority interest in Oaktree upon the completion of the Mergers. Accordingly, Mr. Marks owes duties to OCM and Brookfield, which duties may from time-to-time conflict with the interests of us and our preferred unitholders. Additionally, if our Services Agreement with OCM was significantly altered or terminated, it could result in the loss of significant key personnel of OCM that we depend on to operate as a public reporting company and could have a material adverse effect on our financial condition and results of operation. Also, the services of our Chief Executive Officer, Mr. Nicholas H. Goodman, are made available by Brookfield. If Brookfield ceased to do so, we would have to identify another person to serve as our chief executive officer, which could be disruptive and/or have a material adverse effect on our financial condition and results of operation.
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
The investment management business is intensely competitive, with competition based on a variety of factors, including investment performance, the quality of client service, brand recognition and business reputation. Our investment management business competes for clients, personnel and investment opportunities with a large number of private equity funds, specialized investment funds, hedge funds, corporate buyers, traditional investment managers, commercial banks, investment banks, other investment managers and other financial institutions, and we expect that competition will increase. Numerous factors serve to increase our competitive risks, some of which are outside of our control:
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
Additionally, technological innovation, including the use of artificial intelligence and data science, has the potential to disrupt the financial industry and change the way financial institutions, including asset managers, do business. Some of our competitors may be more successful than us in the development and implementation of new technologies, including services and platforms based on artificial intelligence, to address investor demand or improve operations. If we are unable to adequately advance our capabilities in these areas, or do so at a slower pace than others in our industry, we may be at a competitive disadvantage.
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
Technological developments in artificial intelligence could disrupt the markets in which we operate and subject us to increased competition, legal and regulatory risks and compliance costs.
Technological developments in artificial intelligence, including machine learning technology and generative artificial intelligence (collectively, “AI Technologies”) and their current and potential future applications, including in the private investment and financial sectors, as well as the legal and regulatory frameworks within which they operate, are rapidly evolving. The full extent of current or future risks related thereto is not possible to predict. AI Technologies could significantly disrupt the markets in which we operate and subject us to increased competition, legal and regulatory risks and compliance costs, which could have a material adverse effect on our business, financial condition and results of operations. We intend to seek to avail ourselves of the potential benefits, insights and efficiencies that are available through the use of AI Technologies, which presents a number of potential risks that cannot be fully mitigated. Data in models that AI Technologies utilize are likely to contain a degree of inaccuracy and error, which could result in flawed algorithms. This could reduce the effectiveness of AI Technologies and adversely impact us and our operations to the extent we rely on the work product of such AI Technologies in such operations. There is also a risk that AI Technologies may be misused or misappropriated by our employees and/or third parties engaged by us. For example, a user may input confidential information, including material non-public information or personal identifiable information, into AI Technology applications, resulting in such information becoming part of a dataset that is accessible by third-party AI Technology applications and users, including our competitors. Such actions could subject us to legal and regulatory investigations and/or actions. Further, we may not be able to control how third-party AI Technologies that we choose to use are developed or maintained, or how data we input is used or disclosed, even where we have sought contractual protections with respect to these matters. The misuse or misappropriation of our data could have an adverse impact on our reputation and could subject us to legal and regulatory investigations and/or actions. In addition, we may communicate externally regarding AI Technology-related initiatives, including our development and use of AI Technologies, which subjects us to the risk of being accused of making inaccurate or misleading statements regarding our ability to avail ourselves of the potential benefits of AI Technology.
Regulations related to AI Technologies may also impose on us certain obligations and costs related to monitoring and compliance. For example, in April 2023, the Federal Trade Commission, U.S. Department of Justice, Consumer Financial Protection Bureau, and U.S. Equal Employment Opportunity Commission released a joint statement on artificial intelligence demonstrating interest in monitoring the development and use of automated systems and enforcement of their respective laws and regulations. In October 2023, the Presidential Administration signed an executive order that establishes new standards for AI safety and security. In addition to the U.S. regulatory framework, the EU is in the process of introducing a new regulation applicable to certain AI Technologies and the data used to train, test and deploy them, which if enacted, could impose significant requirements on both the providers and deployers of AI Technologies.
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
The business in which we operate both in and outside the United States may be subject to new or additional regulations from time to time. We and Oaktree may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, the CFTC or other U.S. governmental regulatory authorities or self-regulatory organizations that supervise the financial markets and businesses such as ours. The financial services industry in recent years has been the subject of heightened scrutiny, which is expected to continue to increase, and the SEC has specifically focused on private equity and the private funds industry. In that connection, in recent years the SEC’s stated examination priorities and published observations from examinations have included, among other things, private equity firms’ collection of fees and allocation of expenses, their marketing and valuation practices, allocation of investment opportunities, investor side letter terms, consistency of firms’ practices with disclosures, handling of material non-public information and insider trading, disclosures of investment risk, conflicts of interest, adherence to notice, consent and other contractual requirements regarding limited partnership advisory committees and compliance policies and procedures with respect to conflicts of interest. The SEC’s stated examination priorities also include investment advisers’ and funds’ compliance with recently adopted rules, including those referenced herein. Statements by SEC staff in 2023 and the SEC’s enforcement and rulemaking activities reflected a focus on certain of these topics and on bolstering transparency in the private funds industry, including with respect to fees earned and expenses charged by advisers. In recent years, the SEC has proposed, and in some instances, adopted, a number of new rules and amendments to existing rules that impact our or Oaktree’s business and operations. Most significantly, in August 2023, the SEC adopted new rules and amendments to existing rules under the Advisers Act (collectively, the “Private Fund Adviser Rules”). The Private Fund Adviser Rules require registered investment advisers to distribute quarterly statements containing detailed information about, among other things, compensation, fees and expenses, investments, and performance; obtain an annual audit for private funds; and obtain a fairness or valuation opinion and make certain disclosures in connection with adviser-led secondary transactions. In addition, the rules restrict all investment advisers from engaging in certain practices unless they satisfy specified disclosure, and in some cases, consent requirements. The Private Fund Adviser Rules also prohibit providing preferential liquidity and information rights to investors unless certain conditions are met.
Although there is a pending legal challenge to the Private Fund Adviser Rules, whether such legal challenge will succeed is uncertain. While the full extent of the Private Funds Adviser Rules’ impact cannot yet be determined, the general anticipation is that they will increase regulatory and compliance costs, place burdens on our or Oaktree’s resources, including the time and attention of Oaktree’s personnel, and heighten the risk of regulatory action.
The Private Fund Adviser Rules are complemented by amended rules that require enhanced record retention and documentation. Furthermore, the SEC (in May 2023) and the SEC and CFTC jointly (in February 2024) adopted changes to Form PF, a confidential form relating to reporting by private fund advisers and intended to be used by the Financial Stability Oversight Counsel (“FSOC”) for systemic risk oversight purposes, that expand existing reporting obligations. Such increased obligations may increase our costs, including if we are required to spend more time, hire additional personnel, or buy new technology to comply effectively.
The SEC has also proposed several other rules that may impact our or Oaktree’s operations. For example, an October 2022 SEC proposal would, if adopted, impose substantial obligations on registered investment advisers to conduct initial due diligence and ongoing monitoring of a broad universe of service providers that we or Oaktree may use. If adopted, these new rules could significantly increase compliance burdens and associated regulatory costs and complexity for us and Oaktree and enhance the risk of regulatory action, which could adversely impact our reputation and our fundraising efforts, including as a result of regulatory sanctions. Moreover, in February 2023, the SEC proposed extensive amendments to the custody rule for SEC-registered investment advisers which would apply to all assets of an advisory client, including real estate and other assets that generally are not considered securities under the federal securities laws. If adopted, the amendments would require, among other things, that qualified custodians maintain possession of and control of assets of advisory clients and participate in or effectuate any changes of such assets’ beneficial ownership. There is a lack of clarity as to whether all assets held by advisory clients can be custodied in a manner that satisfies the proposed rule or whether existing qualified custodians will provide custodial services for such assets at a reasonable cost or at all. If adopted, these amendments could expose Oaktree’s registered investment advisers to additional regulatory liability, increase compliance costs and impose limitations on our investing activities.
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
The FCA, which regulates LIBOR, ceased publication of one-week and two-month USD LIBOR in 2023, and the Federal Reserve Board has advised banks to stop entering into new USD LIBOR-based contracts. One-week and two-month USD LIBOR can no longer be referenced in financial contracts, and the FCA has announced that it will only require the publishing of one-, three- and six- month LIBOR on a synthetic basis through the end of September 2024. As a result of the phasing out of this benchmark, interest rates on our floating rate obligations, loans, deposits, derivatives, and other financial instruments formerly tied to LIBOR rates, as well as the revenue and expenses associated with those financial instruments, may be adversely affected. It is unclear what methods of calculating a replacement benchmark will be established or adopted generally, and whether different industry bodies, such as the loan market and the derivatives market will adopt the same methodologies. To address the transition away from LIBOR, we have amended our credit agreements and related loan documentation to provide for an agreed upon methodology to calculate new benchmark rate spreads, but there are as yet no comparable forward-looking benchmarks for the various LIBOR tenors. Additionally, there will be significant work required to transition to using the new benchmark rates and implement necessary changes to our systems, processes and models. This may impact our existing transaction data, products, systems, operations, and valuation processes. The calculation of interest rates under the replacement benchmarks could also negatively impact our business and financial results. We are assessing the impact of the transition; however, we cannot reasonably estimate the impact of the transition at this time.
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
Certain of Oaktree’s subsidiaries operate outside the United States. A number of these subsidiaries are regulated by governmental authorities in foreign jurisdictions where they operate. In addition, Oaktree regularly relies on exemptions from various requirements of the regulations of certain foreign countries in conducting its asset management and fundraising activities.
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
Security breaches and other disruptions of or incidents affecting Oaktree’s information and technology networks could result in compromising our or Oaktree’s information and intellectual property and expose us or Oaktree to significant liability, reputational harm, regulatory investigation and remediation costs, which could cause material harm to our business and financial results. In the ordinary course of our and Oaktree’s business, Oaktree collects, processes and stores sensitive data, including proprietary business information and intellectual property, and personal data of Oaktree employees and its clients, in Oaktree’s data centers and on Oaktree’s networks (including data stored on systems maintained by third parties). The secure processing, maintenance and transmission of this information are critical to our operations. In many cases, this information is provided or made available to third-party vendors who agree to protect it, which has in the past and may in the future become compromised through a cyber-attack or data breach, misappropriation, misuse, leakage, falsification or accidental release or loss of information by Oaktree or a third-party vendor. Although Oaktree and its third-party vendors take various measures and have made, and will continue to make, significant investments in an attempt to ensure the integrity of their respective systems and to safeguard against such failures or security breaches, there can be no assurance that these measures and investments will provide adequate protection. Despite security measures, Oaktree’s and its third-party vendor’s information technology and infrastructure are vulnerable to different types of attacks by third parties or breaches due to employee error, malfeasance or other disruptions. Certain of our funds invest in strategic assets having a national or regional profile or in infrastructure assets, the nature of which could expose them to a greater risk of being subject to a cyberattack or security breach. In addition, we, Oaktree, Oaktree’s employees and Oaktree’s third-party vendors have been and may continue to be the target of fraudulent emails or other targeted attempts to gain unauthorized access to proprietary or sensitive information, including personal data.
There has been an increase in the frequency and sophistication of the data security threats Oaktree faces, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target us or Oaktree because, as an investment management firm, Oaktree holds confidential and other price-sensitive information about the portfolio companies of our funds and their potential investments. As a result, through Oaktree we face a heightened risk of a security breach or disruption with respect to sensitive information resulting from an attack by computer hackers, foreign governments, cyber-terrorists or other bad actors. If successful, these types of attacks on Oaktree’s network or other systems could have a material adverse effect on our business and results of operations, due to, among other things, the loss, unauthorized access to or other misuse of personal, regulated, investor or proprietary data, interruptions or delays in our business and damage to our reputation. We are not currently aware of any current or past cyberattacks or other incidents that, individually or in the aggregate, have materially affected, or would reasonably be expected to materially affect, our business strategy operations or financial condition. There can be no assurance that the various procedures and controls Oaktree utilizes to mitigate these threats will be sufficient to prevent or detect disruptions to its systems. Because cyberattacks can originate from a wide variety of sources and the techniques used change frequently and are not recognized until launched, Oaktree may not learn about an attack until well after the attack occurs, and the full scope of a cyberattack may not be realized until an investigation has been performed. The costs related to data security threats or disruptions may not be fully insured or indemnified by other means. In addition, privacy and data security have become a top priority for regulators around the world and a cybersecurity incident impacting our business could result in regulatory scrutiny, investigations or actions.

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
In the U.S., the Gramm-Leach-Bliley Act of 1999 (the “GLBA”) imposes privacy requirements on financial institutions, including obligations to protect and safeguard consumers' nonpublic personal information and records, and limits the ability to share and reuse such information. Under the GLBA, beginning in May 2024, the Federal Trade Commission will require financial institutions to report the unauthorized acquisition of unencrypted customer information involving at least five hundred customers, within thirty days of discovery. In December 2023, an SEC rule went into effect which requires us to report within four days on a Form 8-K any cybersecurity incident determined to be material. Material incidents requiring such disclosure include those involving a third party provider. At the state level, California was the first state to pass a comprehensive privacy law when it enacted the California Consumer Privacy Act of 2018 (the “CCPA”), which went into effect on January 1, 2020. The CCPA imposes sweeping data protection obligations on many companies doing business in California and provides for substantial fines for non-compliance and, in some cases, a private right of action for consumers who are victims of data breaches involving their unencrypted personal information. Further, in November 2020, California voters passed the California Privacy Rights and Enforcement Act of 2020 (“CPRA”), which amends and further expands the CCPA with additional data privacy compliance requirements that may impact our business, and establishes a regulatory agency dedicated to enforcing those requirements. In March of 2021, Virginia enacted the Virginia Consumer Data Protection Act, creating the second comprehensive U.S. state privacy law, which took effect on January 1, 2023 (the same day CPRA took effect). Colorado, Connecticut, and Utah also have consumer protection laws in place. Additional states have since also passed comprehensive state privacy laws with additional obligations and requirements on businesses, with many more states considering passing their own similar laws. In 2023, Delaware, Indiana, Iowa, Florida, Montana, Oregon, Tennessee and Texas adopted laws regulating the permitted use and security of certain personal information, and New Jersey became the first state in 2024 to adopt such a law. Further, the U.S. Congress is considering passing a comprehensive privacy law on the federal level. Many regulators, including the Federal Trade Commission, have indicated an intention to take more aggressive enforcement actions regarding data security and data matters, and related private litigation is increasing and resulting in progressively larger judgments and settlements.
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
Our funds often invest in companies whose capital structures involve significant leverage. These investments are inherently more sensitive to declines in revenues and to increases in expenses and interest rates. The leveraged capital structures of these companies place significant burdens on their cash flows and increases the exposure of our funds to adverse economic factors such as downturns in the economy or deterioration in the condition of the portfolio company or its industry. Additionally, the securities acquired by our funds may be the most junior in what could be a complex capital structure and thus subject us to the greatest risk of loss in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of one of these companies.
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
The markets for debt financing are subject to retrenchment, resulting in more restrictive covenants or other more onerous terms (including posting additional collateral) in order to obtain financing, and in some cases lenders may refuse to provide any financing that would have been readily obtained under different credit conditions. In addition, higher interest rates generally impact the investment management industry by making it harder to obtain financing for new investments, refinance existing investments or liquidate debt investments, which can lead to reduced investment returns and missed investment opportunities.

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

•a lack of liquidity in the trading of our preferred units (including, if the preferred units are voluntarily or involuntarily delisted from the NYSE);
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
If we, including any service organizations that we use, fail to maintain effective internal controls over our financial reporting in the future, the accuracy and timing of our financial reporting may be adversely affected.
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
If it is determined that we are not in compliance with Section 404 in the future, we would be required to implement remedial procedures and re-evaluate our internal controls over financial reporting and our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC, or violations of applicable stock exchange listing rules. Moreover, if a material misstatement occurs, we may need to restate our financial results and there could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. This could materially adversely affect us and lead to a decline in the market price of our preferred units.
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
Following the 2022 Restructuring, the only entity within the Oaktree Operating Group in which we have an indirect economic interest is Oaktree Capital I. Please see “Item 1. Business—Structure and Operation of our Business.” We have no material assets other than the ownership of the indirect economic interests in Oaktree Capital I.
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
We have subscribed for a limited partner interest in, and made a capital commitment of, $750 million to Oaktree Opportunities Fund XI, L.P., a parallel investment vehicle thereof or a feeder fund in respect of one of the foregoing (such limited partner interest, the “Opps XI Investment” and such fund entities collectively, “Opps XI”). In order to fund the Opps XI Investment, our sole Class A unitholder, or one of its affiliates, will contribute cash as a capital contribution (the “Opps XI Investment Cash”) as and to the extent required to satisfy our obligations to Opps XI. We will use the Opps XI Investment Cash solely to fund the Opps XI Investment and satisfy our obligations in respect of Opps XI. Distributions from the Opps XI Investment are intended for the benefit of the Class A unitholder, subject to applicable law. Our preferred unitholders should not rely on distributions received by us in respect of our Opps XI Investment for payment of distributions on or redemption of the preferred units. As of December 31, 2023, the Company has funded in the aggregate $637.5 million of the $750 million capital commitment.
In addition, we have subscribed for a limited partner interest in, and made a capital commitment of, $750 million to Oaktree Opportunities Fund XII, L.P., a parallel investment vehicle thereof or a feeder fund in respect of one of the foregoing (such limited partner interest, the “Opps XII Investment” and such fund entities collectively, “Opps XII”). In order to fund the Opps XII Investment, our sole Class A unitholder, or one of its affiliates, will contribute cash as a capital contribution (the “Opps XII Investment Cash”) as and to the extent required to satisfy our obligations to Opps XII. We will use the Opps XII Investment Cash solely to fund the Opps XII Investment and satisfy our obligations in respect of Opps XII. Distributions from the Opps XII Investment are intended for the benefit of the Class A unitholder, subject to applicable law. Our preferred unitholders should not rely on distributions received by us in respect of our Opps XII Investment for payment of distributions on or redemption of the preferred units. As of December 31, 2023, the Company has not funded any of its capital commitment.
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
While our operating agreement provides that our officers and directors have fiduciary duties equivalent to those applicable to officers and directors of a Delaware corporation under the Delaware General Corporation Law, the agreement also provides that our officers and directors are liable to us or our unitholders for an act or omission only if such act or omission constitutes a breach of the duties owed to us or our unitholders, as applicable, by any such officer or director and such breach is the result of willful malfeasance, gross negligence, the commission of a felony or a material violation of law, in each case, that has, or could reasonably be expected to have, a material adverse effect on us or fraud. Moreover, we have agreed to indemnify each of our directors and officers, to the fullest extent permitted by law, against all expenses and liabilities (including judgments, fines, penalties, interest, amounts paid in settlement with our approval and counsel fees and disbursements) arising from the performance of any of their obligations or duties in connection with their service to us, including in connection with any civil, criminal, administrative, investigative or other action, suit or proceeding to which any such person may be made party by reason of being or having been one of our directors or officers, except for any expenses or liabilities that have been finally judicially determined to have arisen primarily from acts or omissions that violated the standard set forth in the preceding sentence. Furthermore, our operating agreement provides that OCGH does not have any liability to us or our other unitholders for any act or omission and is indemnified in connection therewith.
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

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Oaktree maintains a cyber risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats. This program is integrated into Oaktree’s overall risk management processes and focuses on the corporate information technology environment.
The underlying controls of the cyber risk management program are designed to meet Oaktree’s business requirements, security risks and organization profile, and leverages many elements of the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”) and the International Organization Standardization (“ISO”) 27001 Information Security Management System Requirements. The Internal Audit team conducts an annual internal audit of the Company’s cyber risk management program utilizing the services of a third-party provider. Additionally, Oaktree hires a third party provider to conduct an annual penetration test of Oaktree's systems. Oaktree has developed and implemented controls and processes to oversee and manage its engagements with third-party vendors. These procedures encompass pre-engagement due diligence efforts and the ongoing monitoring of the third-party vendors that are considered to be high-risk. Although these controls and processes are designed to mitigate risks associated with third-party engagements, they do not guarantee the elimination of all potential risks. The effectiveness of these controls and processes is dependent on a variety of factors, some of which are outside our control.
A third party Managed Security Service Provider (MSSP) manages Oaktree’s Security Operations Center to provide 24/7 monitoring of its global systems and to coordinate the investigation of alerts of potential security incidents. Alerts are then escalated to the Oaktree Cybersecurity team for investigation and remediation, if necessary. Cyber partners are a key part of Oaktree’s cybersecurity infrastructure. Oaktree partners with leading cybersecurity companies and organizations, leveraging third-party technology and expertise. Oaktree engages with these partners to monitor and maintain the performance and effectiveness of products and services that are deployed in Oaktree’s environment. A Managing Director in Oaktree’s information technology department heads Oaktree’s cybersecurity team. This individual reports to Oaktree’s Chief Information Officer. and is responsible for assessing and managing Oaktree’s cyber risk management program, informs senior management regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents and supervises such efforts. The cybersecurity team has decades of collective experience selecting, deploying and operating cybersecurity technologies, initiatives and processes and relies on threat intelligence as well as other information obtained from governmental, public and private sources, including external consultants engaged by Oaktree.
The head of Oaktree’s cybersecurity team has substantial information technology and cybersecurity experience, with a career spanning over 30 years in managing global IT operations in a wide range of areas, including, but not limited to, cybersecurity, IT governance, controls, compliance, data center operations, network engineering and cloud computing.
The audit committee of the board of directors oversees Oaktree’s cybersecurity program. The cybersecurity team briefs the audit committee on the effectiveness of Oaktree’s cyber risk management program. The Internal Audit team also shares the results of its annual cybersecurity audits with the audit committee.

Oaktree faces risks from cybersecurity threats that could have a material adverse effect on its business, financial condition, results of operations, cash flows or reputation. Oaktree has experienced, and will continue to experience, cyber incidents in the normal course of its business. However, we are not currently aware of any current or past cyberattacks or other incidents that, individually or in the aggregate, have materially affected, or are reasonably likely to materially affect, Oaktree’s business, business strategy, financial condition, results of operations, or cash flows. See “Risk Factors – Risks Relating to Our Business – Oaktree’s failure to maintain the security of its information and technology networks, including personal data and client information, intellectual property and proprietary business information could have a material adverse effect on us.”

Item 2. Properties
Properties
We do not directly own or lease any real property. Our principal executive offices are located in office space leased by OCM at 333 South Grand Avenue, 28th Floor, Los Angeles, California 90071. OCM also leases office space in New York City, Stamford, Dallas and Houston. OCM Cayman leases office space in London, Frankfurt, Luxembourg, Beijing, Hong Kong, Shanghai, Seoul, Singapore, Sydney, Tokyo, Dubai, Mumbai and Stockholm. Certain affiliates of our managed funds lease office space in Amsterdam, Luxembourg and Dublin. We consider our facilities to be suitable and adequate for the management and operation of our business.
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
Our Class A units are not listed on a securities exchange. The number of holders of record of our Class A units as of March 19, 2024 was one.
Equity Compensation Plan Information
The following table sets forth information concerning the awards that may be issued under the 2011 Plan as of December 31, 2023.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	19,782,993	—	4,217,434
Equity compensation plans not approved by security holders	—	—	—
Total (3)	19,782,993	—	4,217,434

(1)    Reflects the aggregate number of OCGH units, Class A units, OEP units, phantom units and EVUs granted under the 2011 Plan as of December 31, 2023.
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
(3)    As of December 31, 2023, 4,929,054 OCGH units have been granted under the 2007 Plan. However, such amounts are not reflected in this table because our board of directors has resolved that the administrator of the 2007 Plan will no longer grant awards under the 2007 Plan.
Unregistered Sales of Equity Securities and Purchases of Equity Securities in the Fourth Quarter of 2023
None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements of Brookfield Oaktree Holdings, LLC and the related notes included within this annual report. For a discussion and analysis of historical periods ended before January 1, 2022, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2022. This discussion contains forward-looking statements that are subject to risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. The factors listed under “Risk Factors” and “Forward-Looking Statements” in this annual report provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in any forward-looking statements.

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
The Company’s current ownership and operational structure were the results of the Mergers with Brookfield, the 2019 Restructuring and the 2022 Restructuring. See Part I, Item I included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 2, 2020 for more information regarding the Mergers and the 2019 Restructuring. See Item 1.01 of the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2022 and Part I, Item I included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 21, 2023 for more information about the 2022 Restructuring. During the second quarter of 2024, the 2024 Restructuring is expected to be effected. See Item 8.01 of the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2024 for more information about the 2024 Restructuring.
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

The failures of three U.S. commercial banks (First Republic, Silicon Valley Bank and Signature Bank) in 2023 have raised concerns about institutions with concentrated exposure to certain types of depositors in the same industry as well as those with large unrealized losses in their investment security holdings. While the Company does not have any direct exposure to the failed banks, our cash is held with various third-party financial institutions. In particular, our cash is generally held with a large, global systemically important bank, typically in balances that exceed the current FDIC insurance limits. If the banks that we hold our deposits with enter receivership or become insolvent, we may be prevented from accessing our cash and cash equivalents in excess of FDIC insured limits. Oaktree’s credit facility is with a syndicate of large global banks, including one that was sold in 2023 under financial distress. If one or more of the banks in the syndicate were unable to satisfy its obligations to lend to Oaktree in a timely manner in accordance with the terms of the credit facility it could have a material impact on Oaktree’s operation or financial condition. In addition, Oaktree funds and their respective portfolio companies hold cash with third-party financial institutions and in some cases have credit facilities, as do Oaktree clients. If Oaktree funds or portfolio companies were unable to access cash and cash equivalents at banks with which they do business, or if clients were unable to access cash and cash equivalents needed to satisfy capital calls from Oaktree funds, it could adversely affect the funds or such portfolio companies.
The ongoing Russia-Ukraine conflict, including global sanctions imposed on Russia, and more recent conflict between Israel and Hamas, create continued uncertainty and volatility in the global financial markets and economy and, as a result, may adversely impact Oaktree’s business and its funds’ and their respective portfolio companies’ business. As of the date of this filing, we are not aware of any material risk to the stability of our consolidated financial statements caused by the Russia-Ukraine conflict or the Israel-Hamas conflict or the materiality of any effect such uncertainties may have on our business and operations.
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
Revenues
We have the potential to earn incentive income from many of the closed-end funds and certain evergreen funds managed by Oaktree in our capacity as the general partner of those funds. These closed-end funds generally provide that we receive incentive income only after we have returned to our investors all of their contributed capital plus an annual preferred return, typically 8%. Once this occurs, we generally receive as incentive income 80% of all distributions otherwise attributable to our investors, and those investors receive the remaining 20% until we have received, as incentive income, 20% of all such distributions in excess of the contributed capital from the inception of the fund. Thereafter, all such future distributions attributable to our investors are distributed 80% to those investors and 20% to us as incentive income. As a result of the 2022 Restructuring, we are generally only entitled to earn one-third of the incentive income attributable to Oaktree Capital I in respect of our closed-end funds established in 2022 or later and in respect of incentive income from our evergreen funds earned subsequent to January 1, 2023. We will generally continue to earn 100% of the incentive income attributable to Oaktree Capital I in respect of our closed-end funds established prior to 2022. We also earn revenue from investment income, which represents our pro-rata share of income or loss from our investments, generally in our capacity as general partner in Oaktree funds and as an investor in our CLOs and third-party managed funds and companies. Subsequent to the 2022 Restructuring, the Company no longer consolidates the CLOs as their direct ownership interests are held by OCM Cayman.
We may earn incentive income upon deconsolidation of a SPAC arising from the completion of a merger with an identified target. Upon deconsolidation, we will derecognize the net assets of the entity and record any gain or loss related to the remeasurement of its investments to fair value as incentive income in its consolidated statements of operations. Subsequent fair value changes in our investments held in the entity will be recorded in investment income in our consolidated statements of operations.
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
Other Income (Loss)
Interest Expense
Interest expense primarily reflects the interest expense of the consolidated funds, as well as the interest expense of Oaktree and its operating subsidiaries. After the 2019 Restructuring, our financial statements reflected debt obligations, interest expense or related liabilities associated with our operating subsidiaries only if one of the two remaining Oaktree Operating Group entities then owned by us directly borrowed under Oaktree’s credit agreements, issued private placement notes or entered into another debt arrangement. Subsequent to the 2022 Restructuring, our financial statements reflect debt obligations, interest expense or related liabilities associated with our operating subsidiary when Oaktree Capital I directly borrows under Oaktree’s credit agreements, issues private placement notes or enters into another debt arrangement.
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
•Net Income Attributable to Non-controlling Interests in Consolidated Funds. This category represents the economic interests of the unaffiliated investors in the consolidated funds, as well as the equity interests held by third-party investors in CLOs that had not yet priced as of the respective period end. Subsequent to the 2022 Restructuring, we no longer consolidate the CLOs as their direct ownership interests are held by OCM Cayman. The net income of these interests is primarily driven by the investment performance of the consolidated funds and CLOs. In comparison to net income, this measure excludes our operating results and other items solely attributable to the Company; and,
•Net Income Attributable to Non-controlling Interests in Consolidated Subsidiaries. This category primarily represents the economic interest in the Oaktree Operating Group owned by OCGH and OEP (“OCGH and other non-controlling interest”), as well as the economic interest in certain consolidated subsidiaries held by third parties. Subsequent to the 2019 Restructuring, this category includes only the OCGH and other non-controlling interest in Oaktree Capital I and OCM Cayman and subsequent to the 2022 Restructuring, this category includes only the OCGH and other non-controlling interest in Oaktree Capital I. The OCGH and other non-controlling interest is determined at the Oaktree Operating Group level based on the weighted average proportionate share of Oaktree Operating Group units held by OCGH and other unitholders. Inasmuch as the number of outstanding Oaktree Operating Group units corresponds with the total number of outstanding Class A, OCGH and OEP units, changes in the economic interest held by the OCGH and other unitholders are driven by our additional issuances of Class A, OCGH and OEP units, as well as repurchases and forfeitures of, and exchanges between, Class A, OCGH and OEP units. Certain of our expenses, such as income tax and related administrative expenses of Brookfield Oaktree Holdings, LLC and the holding companies through which we hold interests in Oaktree Capital I, are solely attributable to the Class A unitholders. Please see note 11 to our consolidated financial statements included elsewhere in this annual report for additional information on the economic interest in the Oaktree Operating Group owned by OCGH.
Net Income Attributable to Preferred Unitholders
This category represents distributions declared, if any, on our preferred units. Please see note 11 to our consolidated financial statements for more information.
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
Incentives created (fund level) often reflects investments measured at fair value and therefore is subject to risk of substantial fluctuation by the time the underlying investments are liquidated. We earn the incentive income, if any, that the fund is then obligated to pay us with respect to our incentive interest (generally 20%) in the profits of our unaffiliated investors, subject to an annual preferred return of typically 8%. Incentive income is recognized when it is probable that significant reversal of revenue will not occur. We track incentives created (fund level) because it provides an indication of the value for us currently being created by investment activities of the funds and facilitates comparability with those companies in our industry that account for investments in carry funds as equity-method investments, thus effectively reflecting an accrual-based method for recognizing incentive income in their financial statements. As a result of the 2022 Restructuring, we are only economically entitled to earn one-third of the incentive income attributable to Oaktree Capital I in respect of our closed-end funds established in 2022 or later and in respect of incentive income from our evergreen funds earned subsequent to January 1, 2023. We will generally continue to earn 100% of the incentive income attributable to closed-end funds established prior to 2022.

GAAP Consolidated Results of Operations

The following table sets forth our audited consolidated statements of operations:

	Year Ended December 31,
	2023	2022	2021
	(in thousands, except per unit data)
Revenues:
Management fees	$—	$224,141	$234,786
Incentive income	267,325	268,452	1,219,624
Total revenues	267,325	492,593	1,454,410
Expenses:
Compensation and benefits	(675)	(142,079)	(162,260)
Equity-based compensation	—	(6,566)	(10,521)
Incentive income compensation	(134,837)	(94,427)	(594,300)
Total compensation and benefits expense	(135,512)	(243,072)	(767,081)
General and administrative	(5,556)	(24,512)	(21,694)
Depreciation and amortization	—	(1,581)	(2,332)
Consolidated fund expenses	(65,768)	(77,978)	(75,338)
Total expenses	(206,836)	(347,143)	(866,445)
Other income (loss):
Interest expense	(50,272)	(248,401)	(155,265)
Interest and dividend income	348,801	557,844	389,251
Net realized gain (loss) on consolidated funds’ investments	79,420	(13,114)	22,238
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	29,064	(15,023)	122,517
Investment income	72,664	51,265	203,041
Other income, net	—	—	19
Total other income (loss)	479,677	332,571	581,801
Income before income taxes	540,166	478,021	1,169,766
Income taxes	—	(14,931)	(12,387)
Net income	540,166	463,090	1,157,379
Less:
Net (income) loss attributable to non-controlling interests in consolidated funds	(245,928)	(190,905)	(186,515)
Net (income) attributable to non-controlling interests in consolidated subsidiaries	(73,061)	(68,539)	(339,204)
Net income attributable to Brookfield Oaktree Holdings, LLC	221,177	203,646	631,660
Net (income) attributable to preferred unitholders	(27,316)	(27,316)	(27,316)
Net income attributable to Brookfield Oaktree Holdings, LLC Class A unitholders	$193,861	$176,330	$604,344

Distributions declared per Class A unit	$1.00	$1.86	$4.68
Net income per unit (basic and diluted):
Net income per Class A unit	$1.80	$1.73	$6.10
Weighted average number of Class A units outstanding	107,590	102,043	99,031

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
Revenues
Management Fees
Subsequent to the 2022 Restructuring, we no longer earn management fees and sub-advisory fees as a result of the deconsolidation of OCM Cayman.
Incentive Income
A summary of incentive income is set forth below:

	Year Ended December 31,
	2023	2022
	(in thousands)
Incentive Income:
Oaktree funds:
Credit	$171,611	$161,287
Private Equity	66,109	41,334
Real Assets	21,574	13,272
Listed Equities	8,031	52,559
Total incentive income	$267,325	$268,452
Incentive income decreased $1.1 million, or 0.4%, to $267.3 million for the year ended December 31, 2023, from $268.5 million for the year ended December 31, 2022. The decrease in incentive income was primary due to lower incentive income related to Listed Equities as 2022 benefitted from the deconsolidation of a SPAC, mostly offset by higher incentive income related to Private Equity, Real Assets and Credit.
Expenses
Compensation and Benefits
Compensation and benefits expense decreased $141.4 million, or 99.5%, to $0.7 million for the year ended December 31, 2023, from $142.1 million for the year ended December 31, 2022. The decrease in compensation and benefits expense was primarily due to the 2022 Restructuring, subsequent to which, we no longer incur compensation and benefits expense related to Oaktree’s non-U.S. employees that are employed by OCM Cayman.
Equity-based Compensation
Subsequent to the 2022 Restructuring, we no longer incur equity-based compensation expense due to the deconsolidation of OCM Cayman.
Incentive Income Compensation
Incentive income compensation expense increased $40.4 million, or 42.8%, to $134.8 million for the year ended December 31, 2023, from $94.4 million for the year ended December 31, 2022, primarily due to the compensation ratios of the funds that generated incentive income as well as differences in the timing of compensation recognition relative to incentive income recognition.
General and Administrative
Subsequent to the 2022 Restructuring, general and administrative expenses no longer includes direct and reimbursable expenses incurred by OCM Cayman. As a result, general and administrative expense decreased $18.9 million, or 77.1%, to $5.6 million for the year ended December 31, 2023, from $24.5 million for the year ended December 31, 2022.
Depreciation and Amortization

In connection with the 2022 Restructuring, we deconsolidated OCM Cayman which held furniture and equipment, capitalized software and office leasehold improvements, and as a result, we no longer incur depreciation and amortization expense.
Consolidated Fund Expenses
Consolidated fund expenses decreased $12.2 million, or 15.6%, to $65.8 million for the year ended December 31, 2023, from $78.0 million for the year ended December 31, 2022. The decrease is primarily due to the 2022 Restructuring, after which the Company no longer consolidates CLOs as their direct ownership interests are held by OCM Cayman.
Other Income (Loss)
Interest Expense
Interest expense decreased $198.1 million, or 79.8%, to $50.3 million for the year ended December 31, 2023, from $248.4 million for the year ended December 31, 2022. The decrease was primarily due to the 2022 Restructuring, after which the Company no longer consolidates CLOs as their direct ownership interests are held by OCM Cayman, partially offset by interest on debt outstanding by the new consolidated fund, Opps XII.
Interest and Dividend Income
Interest and dividend income decreased $209.0 million, or 37.5%, to $348.8 million for the year ended December 31, 2023, from $557.8 million for the year ended December 31, 2022. The decrease was primarily attributable to the deconsolidation of our CLOs as a result of the 2022 Restructuring, partially offset by an increase in income from our investment in our consolidated funds, primarily Opps XI.
Net Realized Gain (Loss) on Consolidated Funds’ Investments
Net realized gain (loss) on consolidated funds’ investments increased $92.5 million, to a net gain of $79.4 million for the year ended December 31, 2023, from a net loss of $13.1 million for the year ended December 31, 2022. The net realized gain during the for the year ended December 31, 2023 reflects our consolidated funds’ performance on investments sold and is primarily related to gains on sales of investments in Opps XI, whereas the net realized loss during the year ended December 31, 2022 primarily resulted from realized losses on our Real Assets investments and CLOs. Subsequent to the 2022 Restructuring, we no longer consolidate the CLOs as their direct ownership interests are held by OCM Cayman.
Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
The net change in unrealized appreciation (depreciation) on consolidated funds’ investments increased $44.1 million, to net appreciation of $29.1 million for the year ended December 31, 2023, from net depreciation of $15.0 million for the year ended December 31, 2022. Excluding the impact of the reversal of net realized gain (loss) on consolidated funds’ investments, the net change in unrealized appreciation (depreciation) on consolidated funds’ investments increased $136.6 million to a net gain of $108.5 million for the year ended December 31, 2023, from a net loss of $28.1 million for the year ended December 31, 2022, primarily due to the impact of the deconsolidation of our CLOs as a result of the 2022 Restructuring.

Investment Income
A summary of investment income is set forth below:

	Year Ended December 31,
	2023	2022
Income (loss) from investments in funds:	(in thousands)
Oaktree funds:
Credit	$175,692	$47,205
Private Equity	(16,097)	8,040
Real Assets	(16,300)	5,210
Listed Equities	5,191	(1,062)
Non-Oaktree	23,644	(4,840)
Total investment income - Oaktree and operating subsidiaries	172,130	54,553
Eliminations	(99,466)	(3,288)
Total investment income	$72,664	$51,265
Investment income increased $21.4 million, or 41.7%, to $72.7 million for the year ended December 31, 2023, from $51.3 million for the year ended December 31, 2022. The increase was primarily related to higher income from our Credit investments and the shares received in connection with the deconsolidation of SPACs in prior years, partially offset by declines in the values of our Private Equity and Real Assets investments.
Income Taxes
Subsequent to the 2022 Restructuring, the Company no longer consolidates OCM Cayman and no longer incurs income tax expense.
Net (Income) Loss Attributable to Non-controlling Interests in Consolidated Funds
Net (income) loss attributable to non-controlling interests in consolidated funds increased $55.0 million, or 28.8% to net income of $245.9 million for the year ended December 31, 2023, from net income of $190.9 million for the year ended December 31, 2022. The increase reflected our consolidated funds’ performance attributable to third-party investors in each period. These effects are described in more detail under “—Other Income (Loss)” above.
Net Income Attributable to Brookfield Oaktree Holdings, LLC Class A Unitholders

Net income attributable to Brookfield Oaktree Holdings, LLC Class A unitholders increased $17.6 million, or 10.0%, to $193.9 million for the year ended December 31, 2023, from $176.3 million for the year ended December 31, 2022, primarily driven by improved realized and unrealized performance of our consolidated funds’ investments.

Operating Metrics
We monitor certain operating metrics that we believe provide important data regarding our business. These operating metrics include incentive-creating AUM, incentives created (fund level) and accrued incentives (fund level) of Oaktree Capital I funds.

	As of or for the Year Ended December 31,
	2023	2022	2021
	(in thousands except as otherwise indicated)

Operating Metrics: (1)
Assets under management (in millions):
Incentive-creating assets under management	$54,839	$46,618	$40,945
Accrued incentives (fund level):
Incentives created (fund level)	397,380	375,391	1,467,898
Incentives created (fund level), net of associated incentive income compensation expense	251,153	175,693	558,668
Accrued incentives (fund level)	1,839,552	1,806,821	1,668,839
Accrued incentives (fund level), net of associated incentive income compensation expense	1,100,452	856,548	800,431
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

Incentive-creating AUM
Incentive-creating AUM is set forth below and does not include undrawn capital commitments.

	As of December 31,
	2023	2022	2021
	(in millions)
Incentive-creating Assets Under Management:
Closed-end funds	$51,491	$43,635	$36,726
Evergreen funds	3,348	2,983	4,219
Total	$54,839	$46,618	$40,945
Year Ended December 31, 2023
Incentive-creating AUM increased $8.2 billion, or 17.6%, to $54.8 billion as of December 31, 2023, from $46.6 billion as of December 31, 2022. The increase primarily reflected $4.9 billion of net contributions, and $3.3 billion attributable to market-value appreciation, inclusive of the impact of foreign currency fluctuations, in the year ended December 31, 2023.

The following Incentive-creating AUM rollforward reflects beginning and ending balances, gross inflows and outflows, and change in market value (including foreign currency exchange impacts) as of December 31, 2023:

As of or for the Year Ended December 31, 2023
(in millions)
Incentive-creating Assets Under Management:
Beginning balance	$46,618
Contributions and Drawdowns	10,824
Distributions	(5,922)
Market appreciation (including foreign currency)	3,319
Ending balance	$54,839
Accrued Incentives (Fund Level) and Incentives Created (Fund Level)
Accrued incentives (fund level), gross and net of incentive income compensation expense, as well as changes in accrued incentives (fund level), are set forth below.

	As of or for the Year Ended December 31,
	2023	2022	2021
	(in thousands)
Accrued Incentives (Fund Level):
Beginning balance(1)	$1,709,497	$1,668,839	$1,314,443
Incentives created (fund level):
Closed-end funds	384,208	362,060	1,406,656
Evergreen funds	13,172	13,331	61,242
DoubleLine	—	—	—
Total incentives created (fund level)	397,380	375,391	1,467,898
Less: incentive income recognized by us	(267,325)	(237,409)	(1,113,502)
Less: Restructuring reallocation of accrued incentives	—	—	—
Ending balance	$1,839,552	$1,806,821	$1,668,839
Accrued incentives (fund level), net of associated incentive income compensation expense	$1,100,452	$856,548	$800,431

(1)    Beginning balance and activity for the year end December 31, 2023 has been adjusted to align the timing of tax related incentive distributions presented herein and incentive income recognized in our financial statements in accordance with US GAAP.
As of December 31, 2023, 2022 and 2021, the portion of net accrued incentives (fund level) represented by funds that were currently paying incentives was $10.8 million (or 1.0%), $16.6 million (or 1.9%), and $30.0 million (3.7%), respectively, with the remainder arising from funds that as of that date were not at the stage of their cash distribution waterfall where Oaktree was entitled to receive incentives, other than possibly tax-related distributions.
As of December 31, 2023, $747.2 million, or 65.8%, of the net accrued incentives (fund level) were in evergreen or closed-end funds in their liquidation period.
Year Ended December 31, 2023
Incentives created (fund level) was $397.4 million for the year ended December 31, 2023, primarily reflecting $446.9 million of incentives created (fund level) from Credit funds, $7.9 million from Listed Equities funds, partially offset by $(57.4) million from Real Assets and Private Equity funds.

GAAP Statement of Financial Condition
We manage our financial condition without the consolidation of the Oaktree funds in which we serve as general partner. Since Oaktree’s founding, Oaktree and, by extension, we have managed our financial condition in a way that builds our capital base and maintains sufficient liquidity for known and anticipated uses of cash. Our assets do not include accrued incentives (fund level), an off-balance sheet metric. As a result of the 2022 Restructuring, we no longer directly hold an economic interest in OCM Cayman or a voting interest in its general partner and therefore OCM Cayman was deconsolidated as of the effective date of the 2022 Restructuring. Additionally, we concluded that we were no longer the primary beneficiary for CLOs as their direct ownership interests are held by OCM Cayman. Assets and liabilities related to OCM Cayman and CLOs are not reflected on our consolidated statement of financial condition as of December 31, 2023.
The following table presents our GAAP consolidating statement of financial condition:

	As of December 31, 2023
	Oaktree and Operating Subsidiaries	Consolidated Funds	Eliminations	Consolidated
	(in thousands)
Assets:
Cash and cash-equivalents	$28,507	$—	$—	$28,507
Corporate investments	2,682,383	—	(1,150,175)	1,532,208
Receivables and other assets	299,135	—	—	299,135
Assets of consolidated funds	—	5,696,083	—	5,696,083
Total assets	$3,010,025	$5,696,083	$(1,150,175)	$7,555,933
Liabilities and Capital:
Liabilities:
Accounts payable and accrued expenses	$142,678	$—	$—	$142,678
Due to affiliates	62,759	—	—	62,759
Debt obligations	219,682	—	—	219,682
Liabilities of consolidated funds	—	1,209,360	—	1,209,360
Total liabilities	425,119	1,209,360	—	1,634,479
Non-controlling redeemable interests in consolidated funds	—	—	3,336,548	3,336,548
Capital:
Capital attributable to BOH preferred unitholders	400,584	—	—	400,584
Capital attributable to BOH Class A unitholders	1,851,127	784,419	(784,419)	1,851,127
Non-controlling interest in consolidated subsidiaries	333,195	365,756	(365,756)	333,195
Non-controlling interest in consolidated funds	—	3,336,548	(3,336,548)	—
Total capital	2,584,906	4,486,723	(4,486,723)	2,584,906
Total liabilities and capital	$3,010,025	$5,696,083	$(1,150,175)	$7,555,933

Corporate Investments

	As of December 31,
	2023	2022
	(in thousands)
Oaktree funds:
Credit	$1,984,819	$1,620,971
Private Equity	218,118	220,417
Real Assets	395,806	57,056
Listed Equities	45,424	40,233
Non-Oaktree	38,216	76,660
Total corporate investments – Oaktree and operating subsidiaries	2,682,383	2,015,337
Eliminations	(1,150,175)	(823,833)
Total corporate investments – Consolidated	$1,532,208	$1,191,504
Liquidity and Capital Resources
We manage our liquidity and capital requirements by focusing on our cash flows before the consolidation of Oaktree funds and the effect of normal changes in short-term assets and liabilities. Our primary cash flow activities on an unconsolidated basis involve (a) generating cash flow from operations, (b) generating income from investment activities, including strategic investments in certain third parties, (c) funding capital commitments that we have made to Oaktree funds in which we act as general partner, (d) funding our growth initiatives, (e) distributing cash flow to our Class A unitholders and to OCGH and OEP, (f) borrowings, interest payments and repayments under credit agreements, our senior notes and other borrowing arrangements, and (g) issuances of, and distributions made on, our preferred units. As of December 31, 2023, the Company on an unconsolidated basis had $28.5 million of cash and U.S. Treasury and other securities and $219.7 million of outstanding debt.
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
We have subscribed for a limited partner interest in, and made a capital commitment of, $750 million to Oaktree Opportunities Fund XI, L.P., a parallel investment vehicle thereof or a feeder fund in respect of one of the foregoing (such limited partner interest, the “Opps XI Investment” and such fund entities collectively, “Opps XI”). In order to fund the Opps XI Investment, our sole Class A unitholder, or one of its affiliates, will contribute cash as a capital contribution (the “Opps XI Investment Cash”) as and to the extent required to satisfy our obligations to Opps XI. We will use the Opps XI Investment Cash solely to fund the Opps XI Investment and satisfy our obligations in respect of Opps XI. Distributions from the Opps XI Investment are intended for the benefit of the Class A unitholder, subject to applicable law. Our preferred unitholders should not rely on distributions received by us in respect of the Company’s Opps XI Investment for payment of distributions on or redemption of the preferred units. As of December 31, 2023, $638 million of the $750 million capital commitment was funded.

We have subscribed for a limited partner interest in, and made a capital commitment of, $750 million to Oaktree Opportunities Fund XII, L.P., a parallel investment vehicle thereof or a feeder fund in respect of one of the foregoing (such limited partner interest, the “Opps XII Investment” and such fund entities collectively, “Opps XII”). In order to fund the Opps XII Investment, our sole Class A unitholder, or one of its affiliates, will contribute cash as a capital contribution (the “Opps XII Investment Cash”) as and to the extent required to satisfy our obligations to Opps XII. We will use the Opps XII Investment Cash solely to fund the Opps XII Investment and satisfy our obligations in respect of Opps XII. Distributions from the Opps XII Investment are intended for the benefit of the Class A unitholder, subject to applicable law. Our preferred unitholders should not rely on distributions received by us in respect of the Company’s Opps XII Investment for payment of distributions on or redemption of the preferred units. As of December 31, 2023, the Company has not funded any of its capital commitment.
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
As of December 31, 2023, the carrying value of NTR included in corporate investments was $317.3 million.
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
Significant amounts from our consolidated statements of cash flows for the years ended December 31, 2023, 2022 and 2021 are discussed below.
Operating Activities
Operating activities used $0.7 billion, $1.9 billion and $2.7 billion of cash in 2023, 2022 and 2021, respectively. These amounts principally reflected net income, purchases of securities, net of non-cash adjustments, in each of the respective periods and net purchases of securities of the consolidated funds.
Investing Activities
Investing activities used $366.6 million and $228.7 million of cash in 2023 and 2022, respectively and provided $184.8 million of cash in 2021. Corporate investments in funds and companies of $488.3 million, $308.4 million and $180.0 million in 2023, 2022 and 2021, respectively, consisted of the following:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Funds	$757.0	$678.2	$760.8
Eliminated in consolidation	(268.7)	(369.8)	(580.8)
Total investments	$488.3	$308.4	$180.0
Distributions and proceeds from corporate investments in funds and companies of $121.6 million, $84.6 million and $357.7 million in 2023, 2022 and 2021, respectively, consisted of the following:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Funds	$158.1	$254.8	$468.6
Eliminated in consolidation	(36.5)	(170.2)	(110.9)
Total investments	$121.6	$84.6	$357.7
Financing Activities
Financing activities provided $1.3 billion, $2.0 billion and $2.7 billion of cash in 2023, 2022 and 2021, respectively. Financing activities included: (a) net contributions from non-controlling interests in consolidated funds of $907.1 million, $520.0 million and $1,017.6 million in 2023, 2022 and 2021, respectively; (b) net repayment to credit facilities of the consolidated funds of $48.9 million and $81.1 million in 2023 and 2022, respectively, and net borrowings of $761.0 million in 2021; (c) distributions to unitholders of $177.7 million, $329.2 million and $779.6 million in 2023, 2022 and 2021, respectively; (d) net capital contributions of $581.5 million, $146.9 million and $183.7 million in 2023, 2022 and 2021, respectively; (e) payments of debt issuance costs of $0.1 million, $8.9 million and $2.6 million in 2023, 2022 and 2021, respectively. The decrease in proceeds from and repayment on CLO debt obligations were due to the 2022 Restructuring.

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
In May 2020, Oaktree Capital I, along with certain other Oaktree Operating Group members as co-borrowers, entered into a credit agreement with a subsidiary of Brookfield that provides for a subordinated credit facility. The subordinated credit facility has a revolving loan commitment of $250 million and borrowings generally bear interest at a spread to either LIBOR or an alternative base rate. Borrowings on the subordinated credit facility are subordinate to the outstanding debt obligations and borrowings on the primary credit facility of Oaktree Capital I and its co-borrowers as detailed in note 9 to our consolidated financial statements included elsewhere in this annual report. Oaktree Capital I is jointly and severally liable, along with its co-obligors for outstanding borrowings on the subordinated credit facility. As set forth in such note 9, the Company’s financial statements generally will not reflect debt obligations, interest expense or related liabilities associated with its operating subsidiaries until such time as Oaktree Capital I directly borrows from the subordinated credit facility. In March 2022, the Company entered into an amendment to the credit facility to extend the revolving credit maturity date from May 19, 2023 to September 14, 2026. On October 6, 2023, an amendment was signed to further extend the maturity date to October 6, 2028 and change the interest rate to the secured overnight financing rate (“SOFR”) plus 1.6% or an alternative base rate plus 0.5%. The amendment also provided that the maturity date will automatically extend annually in one-year increments until the lenders notify the borrowers of their intention to terminate the subordinated credit facility. No amounts were outstanding on the subordinated credit facility as of December 31, 2023.
In September 2021, Oaktree Capital I, OCM, Oaktree Capital II, and Oaktree AIF (collectively, the “Borrowers”) entered into the Sixth Amendment to Credit Agreement (the “Sixth Amendment”), which amended the credit agreement as of December 13, 2019 (as amended through and including the Sixth Amendment, the “Credit Agreement”). The Sixth Amendment extended the maturity date of the Credit Agreement from December 13, 2024 to September 14, 2026, modified the AUM covenant threshold from $65 billion of AUM to $57.5 billion of management fee-generating AUM, and increased the maximum leverage ratio to 4.00x-to-1.00x. In December 2022, the Borrowers entered into the Seventh Amendment to Credit Agreement (the “Seventh Amendment”). The Seventh Amendment extended the maturity date of the Credit Agreement from September 14, 2026 to December 15, 2027 with the potential to extend the maturity for up to two additional years and implemented language consistent with U.S. syndicated loan market practice to use an adjusted forward-looking term rate based on the SOFR, as a replacement for the London Interbank Offered Rate. As set forth in note 9 to our consolidated financial statements included elsewhere in this annual report, the Company’s financial statements generally will not reflect debt obligations, interest expense or related liabilities associated with its operating subsidiaries until such time as Oaktree Capital I directly borrows from the subordinated credit facility. Based on the current credit ratings of OCM, the interest rate on borrowings is the term SOFR reference rate plus 1.10% per annum and the commitment fee on the unused portions of the revolving credit facility is 0.10% per annum. The term SOFR reference rate is determined by the tenor of the borrowings and set by the CME Group Benchmark Administration Limited (CBA). As of December 31, 2023, no amounts were outstanding under the $650 million revolving credit facility.
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
Contractual Obligations, Commitments and Contingencies
In the ordinary course of business, we and our consolidated funds enter into contractual arrangements that may require future cash payments. The following table sets forth information related to anticipated future cash payments as of December 31, 2023:

	2024	2025-2026	2027-2028	Thereafter	Total
	(in thousands)
Oaktree and Operating Subsidiaries:
Senior note principal repayment (1)	$—	$—	$—	$220,931	$220,931
Interest obligations on debt (2)	5,341	10,682	10,682	35,376	62,081
BOH limited partner commitments to Oaktree funds (3)	862,500	—	—	—	862,500
Oaktree Capital I general partner commitments to Oaktree and third-party funds (3)	349,918	—	—	—	349,918
Subtotal	1,217,759	10,682	10,682	256,307	1,495,430
Consolidated Funds:
Debt obligations payable	320,454	631,496	—	—	951,950
Interest obligations on debt (4)	63,004	22,440	—	—	85,444
Total	$1,601,217	$664,618	$10,682	$256,307	$2,532,824

(1)    These obligations represent future principal payments, gross of debt issuance costs.
(2)    Interest obligations include accrued interest on outstanding indebtedness. All figures are based on the conversion of amounts from EUR to USD using the foreign exchange spot rate of 1.10 as of December 31, 2023.
(3)    These obligations represent commitments by us to provide limited and general partner capital funding to our funds and limited partner capital funding to funds managed by unaffiliated third parties. These amounts are due on demand and are therefore presented in the 2024 column. Capital commitments are generally expected to be called over a period of several years.
(4)    Interest obligations include accrued interest on outstanding indebtedness. Where applicable, current interest rates are applied to estimate future interest obligations on variable-rate debt.
In some of our service contracts or management agreements, we have agreed to indemnify third-party service providers or separate account clients under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has neither been included in the above table nor recorded in our consolidated financial statements as of December 31, 2023.
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
Price Risk
Impact on Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
As of December 31, 2023, we had investments at fair value of $5.1 billion related to our consolidated funds. We estimate that a 10% decline in market values would result in a decrease in unrealized appreciation (depreciation) on the consolidated funds’ investments of $514.4 million. Of this decline, $81.8 million would impact net income attributable to BOH Class A unitholders, with the remainder attributable to non-controlling interests. The magnitude of the impact on net income is largely affected by the percentage of our equity ownership interest.
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
Impact on Investment Income (before consolidation of funds)
Investment income or loss arises from our pro-rata share of income or loss from our investments, generally in our capacity as general partner in our funds. This income is directly affected by changes in market risk factors. Based on investments held as of December 31, 2023, a 10% decline in fair values of the investments held in our funds and other holdings would result in a $268.2 million decrease in the amount of investment income. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds, the timing of fund flows or the timing of new investments or realizations.
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
Interest-rate Risk
As of December 31, 2023, the Company and its operating subsidiary had $220.9 million of debt obligations outstanding that bear interest at a fixed rate. As of December 31, 2023, the Company and its operating subsidiary are jointly and severally liable for $1.1 billion of debt obligations outstanding under the senior notes issuances and no amounts outstanding under the revolving credit facilities. The senior notes issuances bear interest at a fixed rate. The revolving credit facilities bear interest at a variable rate.
Our consolidated funds have debt obligations, most of which accrue interest at variable rates. Changes in these rates would affect the amount of interest payments that our funds would have to make, impacting future earnings and cash flows. As of December 31, 2023, the consolidated funds had $1.0 billion of principal or par value, as applicable, outstanding under these debt obligations. We estimate that interest expense relating to variable-rate debt would increase on an annualized basis by $9.5 million in the event interest rates were to increase by 100 basis points.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Unitholders and Board of Directors of Brookfield Oaktree Holdings, LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Brookfield Oaktree Holdings, LLC (the Company, formerly Oaktree Capital Group, LLC) as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive income, cash flows and changes in unitholders’ capital for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Valuation of investments which utilize significant unobservable inputs

Description of the Matter
At December 31, 2023, the Company’s investments included $3.6 billion of investments of consolidated funds, at fair value, categorized as Level III within the fair value hierarchy. The fair value of these fund investments is determined by management using the valuation techniques and significant unobservable inputs described in Notes 2 and 6 to the consolidated financial statements.
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

Los Angeles, California
March 21, 2024

Brookfield Oaktree Holdings, LLC
Consolidated Statements of Financial Condition
($ in thousands)

	As of December 31,
	2023	2022
Assets
Cash and cash-equivalents	$28,507	$9,514
Corporate investments (includes $402,620 and $108,159 measured at fair value as of December 31, 2023 and 2022, respectively)	1,532,208	1,191,504
Due from affiliates	232,485	207,874
Other assets	66,650	51,008
Assets of consolidated funds:
Cash and cash-equivalents	308,172	166,616
Investments, at fair value	5,143,677	3,908,613
Dividends and interest receivable	37,839	26,029
Due from brokers	—	37,375
Receivable for securities sold	118,851	3,387
Derivative assets, at fair value	9,133	10,737
Other assets, net	78,411	42,232
Total assets	$7,555,933	$5,654,889
Liabilities and Unitholders’ Capital
Liabilities:
Accrued compensation expense	$138,841	$124,253
Accounts payable, accrued expenses and other liabilities	3,837	4,483
Due to affiliates	62,759	36,164
Debt obligations (Note 9)	219,682	212,195
Liabilities of consolidated funds:
Accounts payable, accrued expenses and other liabilities	14,701	8,985
Payables for securities purchased	124,789	153,439
Derivative liabilities, at fair value	22,230	24,022
Distributions payable	95,690	1,437
Debt obligations of the consolidated funds	951,950	1,000,859
Total liabilities	1,634,479	1,565,837
Commitments and contingencies (Note 14)
Non-controlling redeemable interests in consolidated funds	3,336,548	2,182,414
Unitholders’ capital:
Series A preferred units, 7,200,000 units issued and outstanding as of December 31, 2023 and 2022, respectively	173,669	173,669
Series B preferred units, 9,400,000 units issued and outstanding as of December 31, 2023 and 2022, respectively	226,915	226,915
Class A units, no par value, unlimited units authorized, 109,198,991 and 103,080,160 units issued and outstanding as of December 31, 2023 and 2022, respectively	—	—
Class B units, no par value, unlimited units authorized, 50,915,764 and 56,922,688 units issued and outstanding as of December 31, 2023 and 2022, respectively	—	—
Paid-in capital	1,529,909	908,142
Retained earnings	334,314	246,353
Accumulated other comprehensive loss	(13,096)	(9,101)
Unitholders’ capital attributable to Brookfield Oaktree Holdings, LLC	2,251,711	1,545,978
Non-controlling interests in consolidated subsidiaries	333,195	360,660
Total unitholders’ capital	2,584,906	1,906,638
Total liabilities and unitholders’ capital	$7,555,933	$5,654,889
Please see accompanying notes to consolidated financial statements.

Brookfield Oaktree Holdings, LLC
Consolidated Statements of Operations
(in thousands, except per unit amounts)

	Year Ended December 31,
	2023	2022	2021
Revenues:
Management fees	$—	$224,141	$234,786
Incentive income	267,325	268,452	1,219,624
Total revenues	267,325	492,593	1,454,410
Expenses:
Compensation and benefits	(675)	(142,079)	(162,260)
Equity-based compensation	—	(6,566)	(10,521)
Incentive income compensation	(134,837)	(94,427)	(594,300)
Total compensation and benefits expense	(135,512)	(243,072)	(767,081)
General and administrative	(5,556)	(24,512)	(21,694)
Depreciation and amortization	—	(1,581)	(2,332)
Consolidated fund expenses	(65,768)	(77,978)	(75,338)
Total expenses	(206,836)	(347,143)	(866,445)
Other income (loss):
Interest expense	(50,272)	(248,401)	(155,265)
Interest and dividend income	348,801	557,844	389,251
Net realized gain (loss) on consolidated funds’ investments	79,420	(13,114)	22,238
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	29,064	(15,023)	122,517
Investment income	72,664	51,265	203,041
Other income, net	—	—	19
Total other income (loss)	479,677	332,571	581,801
Income before income taxes	540,166	478,021	1,169,766
Income taxes	—	(14,931)	(12,387)
Net income	540,166	463,090	1,157,379
Less:
Net (income) loss attributable to non-controlling interests in consolidated funds	(245,928)	(190,905)	(186,515)
Net (income) attributable to non-controlling interests in consolidated subsidiaries	(73,061)	(68,539)	(339,204)
Net income attributable to Brookfield Oaktree Holdings, LLC	221,177	203,646	631,660
Net (income) attributable to preferred unitholders	(27,316)	(27,316)	(27,316)
Net income attributable to Brookfield Oaktree Holdings, LLC Class A unitholders	$193,861	$176,330	$604,344

Distributions declared per Class A unit	$1.00	$1.86	$4.68
Net income per unit (basic and diluted):
Net income per Class A unit	$1.80	$1.73	$6.10
Weighted average number of Class A units outstanding	107,590	102,043	99,031

Please see accompanying notes to consolidated financial statements.

Brookfield Oaktree Holdings, LLC
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2023	2022	2021

Net income	$540,166	$463,090	$1,157,379
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(6,529)	(8,621)	4,418
Other comprehensive income (loss), net of tax	(6,529)	(8,621)	4,418
Total comprehensive income	533,637	454,469	1,161,797
Less:
Comprehensive (income) loss attributable to non-controlling interests in consolidated funds	(245,928)	(190,905)	(186,515)
Comprehensive (income) attributable to non-controlling interests in consolidated subsidiaries	(70,527)	(65,685)	(341,542)
Comprehensive income attributable to BOH	217,182	197,879	633,740
Comprehensive (income) attributable to preferred unitholders	(27,316)	(27,316)	(27,316)
Comprehensive income attributable to BOH Class A unitholders	$189,866	$170,563	$606,424

Please see accompanying notes to consolidated financial statements.

Brookfield Oaktree Holdings, LLC
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$540,166	$463,090	$1,157,379
Adjustments to reconcile net income to net cash used in operating activities:
Investment income	(72,664)	(51,265)	(203,041)
Depreciation and amortization	—	1,581	2,332
Equity-based compensation	—	6,566	10,521
Net realized and unrealized (gain) loss from consolidated funds’ investments	(108,484)	28,137	(144,755)
Accretion of original issue and market discount of consolidated funds’ investments, net	(29,359)	(22,628)	(13,717)
Income distributions from corporate investments in funds and companies	62,622	111,904	201,983
SPAC deconsolidation gain and other non-cash items	(134)	(52,503)	(72,347)
Cash flows due to changes in operating assets and liabilities:
(Increase) decrease in deferred tax assets	—	505	335
Decrease (increase) in other assets	11,775	(12,277)	2,601
Increase (decrease) in net due to affiliates	2,511	92,544	(232,783)
Increase (decrease) in accrued compensation expense	14,588	(1,387)	108,922
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(645)	1,295	(3,871)
Cash flows due to changes in operating assets and liabilities of consolidated funds:
Increase in dividends and interest receivable	(11,812)	(37,462)	(19,439)
(Increase) decrease in due from brokers	—	(22,086)	(15,201)
Increase in receivables for securities sold	(115,460)	132,654	(107,242)
(Increase) decrease in other assets	1,597	(22,693)	25,989
Increase (decrease) in accounts payable, accrued expenses and other liabilities	99,194	13,869	41,764
Increase in payables for securities purchased	(28,525)	(275,532)	462,772
Purchases of securities	(4,800,884)	(7,730,412)	(9,683,352)
Proceeds from maturities and sales of securities	3,704,792	5,481,881	5,749,329
Net cash used in operating activities	(730,722)	(1,894,219)	(2,731,821)
Cash flows from investing activities:
Purchases of U.S. Treasury and other securities	—	(17,446)	(16,322)
Proceeds from maturities and sales of U.S. Treasury and other securities	—	12,948	23,938
Corporate investments in funds and companies	(488,280)	(308,394)	(179,996)
Distributions and proceeds from corporate investments in funds and companies	121,638	84,632	357,734
Purchases of fixed assets	—	(466)	(583)
Net cash (used in) provided by investing activities	(366,642)	(228,726)	184,771
(continued)

Please see accompanying notes to consolidated financial statements.

Brookfield Oaktree Holdings, LLC
Consolidated Statements of Cash Flows – (Continued)
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from financing activities:
Capital contributions, net	$581,502	$146,892	$183,684
Distributions to Class A unitholders	(97,293)	(190,591)	(465,669)
Distributions to OCGH unitholders	(53,058)	(111,319)	(286,647)
Distributions to preferred unitholders	(27,316)	(27,316)	(27,316)
Proceeds from issuance of debt obligations	—	214,094	—
Payment of debt issuance costs	(128)	(1,311)	—
Cash flows from financing activities of consolidated funds:
Contributions from non-controlling interests	1,223,103	727,382	1,189,486
Distributions to non-controlling interests	(315,998)	(207,360)	(171,883)
Proceeds from debt obligations issued by CLOs	—	2,575,561	5,367,766
Payment of debt issuance costs	—	(7,611)	(2,577)
Repayment on debt obligations issued by CLOs	—	(1,042,672)	(3,800,803)
Borrowings on credit facilities	1,341,800	592,275	760,999
Repayments on credit facilities	(1,390,704)	(673,341)	—
Net cash provided by financing activities	1,261,908	1,994,683	2,747,040
Effect of exchange rate changes on cash	856	(26,248)	(24,753)
Net (decrease) increase in cash and cash-equivalents	165,400	(154,510)	175,237
Deconsolidation due to restructuring	—	(94,367)	—
Initial consolidation (deconsolidation) of funds	(4,851)	(734,112)	(216,459)
Cash and cash-equivalents, beginning balance	176,130	1,159,119	1,200,341
Cash and cash-equivalents, ending balance	$336,679	$176,130	$1,159,119

* * *
Supplemental cash flow disclosures:
Cash paid for interest	$48,223	$202,740	$127,228
Cash paid for income taxes	—	8,786	8,208

Supplemental disclosure of non-cash activities:
Net assets related to the deconsolidation of funds	$4,957	$329,570	$350,422
Net assets related to the deconsolidation due to 2022 Restructuring	—	467,975	—

Reconciliation of cash and cash-equivalents
Cash and cash-equivalents – Oaktree	$28,507	$9,514	$167,319
Cash and cash-equivalents – Consolidated Funds	308,172	166,616	991,800
Total cash and cash-equivalents	$336,679	$176,130	$1,159,119

Please see accompanying notes to consolidated financial statements.

Brookfield Oaktree Holdings, LLC
Consolidated Statements of Changes in Unitholders’ Capital
(in thousands)

	Brookfield Oaktree Holdings, LLC							Non-controlling Interests in Consolidated Subsidiaries	Total Unitholders’ Capital
	Class A Units	Class B Units	Series A Preferred Units	Series B Preferred Units	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
Unitholders' capital as of December 31, 2020	98,677	61,371	$173,669	$226,915	$819,963	$119,920	$(5,414)	$544,935	$1,879,988
Activity for the year ended December 31, 2021:
Cumulative-effect adjustment from adoption of accounting guidance	—	—	—	—	—	—	—	—	—
Issuance of units	—	4	—	—	—	—	—	—	—
Unit Exchange	460	(460)	—	—	—	—	—	—	—
Cancellation of units associated with forfeitures	—	(132)	—	—	—	—	—	—	—
Capital contributions	—	—	—	—	196,015	—	—	5,226	201,241
Equity reallocation between controlling and non-controlling interests	—	—	—	—	(11,155)	—	—	7,339	(3,816)
Capital increase related to equity-based compensation	—	—	—	—	6,510	—	—	4,011	10,521
Distributions declared	—	—	(11,924)	(15,392)	—	(472,473)	—	(290,825)	(790,614)
Net income	—	—	11,924	15,392	—	604,344	—	339,204	970,864
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	2,080	2,338	4,418
Unitholders' capital as of December 31, 2021	99,137	60,783	173,669	226,915	1,011,333	251,791	(3,334)	612,228	2,272,602
Activity for the year ended December 31, 2022:
Issuance of units	—	105	—	—	—	—	—	—	—
Unit Exchange	3,944	(3,944)	—	—	—	—	—	—	—
Cancellation of units associated with forfeitures	—	(22)	—	—	—	—	—	—	—
Restructuring equity distribution of entities	—	—	—	—	(290,372)	—	—	(177,603)	(467,975)
Capital contributions	—	—	—	—	150,000	—	—	—	150,000
Equity reallocation between controlling and non-controlling interests	—	—	—	—	33,107	—	—	(36,215)	(3,108)
Capital increase related to equity-based compensation	—	—	—	—	4,074	—	—	2,492	6,566
Distributions declared	—	—	(11,924)	(15,392)	—	(181,768)	—	(105,927)	(315,011)
Net income	—	—	11,924	15,392	—	176,330	—	68,539	272,185
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(5,767)	(2,854)	(8,621)
Unitholders’ capital as of December 31, 2022	103,081	56,922	173,669	226,915	908,142	246,353	(9,101)	360,660	1,906,638
Activity for the year ended December 31, 2023:
Issuance of units	—	137	—	—	—	—	—	—	—
Unit exchange	6,118	(6,118)	—	—	—	—	—	—	—
Cancellation of units associated with forfeitures	—	(25)	—	—	—	—	—	—	—
Capital contributions	—	—	—	—	583,402	—	—	—	583,402
Restructuring equity distribution of entities	—	—	—	—	—	—	—	—	—
Equity reallocation between controlling and non-controlling interests	—	—	—	—	38,365	—	—	(40,265)	(1,900)
Capital increase related to equity-based compensation	—	—	—	—	—	—	—	—	—
Distributions declared	—	—	(11,924)	(15,392)	—	(105,900)	—	(57,727)	(190,943)
Net income	—	—	11,924	15,392	—	193,861	—	73,061	294,238
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(3,995)	(2,534)	(6,529)
Unitholders’ capital as of December 31, 2023	109,199	50,916	$173,669	$226,915	$1,529,909	$334,314	$(13,096)	$333,195	$2,584,906

Please see accompanying notes to consolidated financial statements.

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements
December 31, 2023
($ in thousands, except where noted)

1. ORGANIZATION AND BASIS OF PRESENTATION
As used in these consolidated financial statements:
“Oaktree” refers to the Oaktree Operating Group and, where applicable, their respective subsidiaries and affiliates; and
the “Company” refers to Brookfield Oaktree Holdings, LLC (formerly known as Oaktree Capital Group, LLC) and, where applicable, its subsidiaries and affiliates
Oaktree is a leader among global investment managers specializing in alternative investments. Oaktree emphasizes an opportunistic, value-oriented and risk-controlled approach to investments in credit, private equity, real assets and listed equities. Funds managed by Oaktree (the “Oaktree funds”) include commingled funds, separate accounts, collateralized loan obligation vehicles (“CLOs”) and business development companies (“BDCs”). Commingled funds include open-end and closed-end limited partnerships in which Oaktree makes an investment and for which it serves as the general partner. CLOs are structured finance vehicles in which Oaktree typically makes an investment and for which it serves as collateral manager.
Brookfield Oaktree Holdings, LLC is a Delaware limited liability company that was formed on April 13, 2007 under the name of Oaktree Capital Group, LLC. The Company’s issued and outstanding member interests are divided into certain classes and series of units. The Company’s outstanding units are held by (i) an affiliate of Brookfield Corporation (formerly known as Brookfield Asset Management, Inc.) (“Brookfield”) as the sole holder of the Company’s Class A common units, (ii) preferred unitholders as the holders of Series A and Series B preferred units listed on the NYSE, which represent only the right to receive certain distributions from the Company and such other rights as are specified in the relevant preferred unit designations, and (iii) Oaktree Capital Group Holdings, L.P. (“OCGH”) as the sole holder of the Company’s Class B common units, which units do not represent an economic interest in the Company. OCGH is owned by Oaktree’s senior executives, current and former Oaktree employees, and their respective transferees (collectively, the “OCGH unitholders”). Subject to the operating agreement of the Company, to the extent the approval of any matter requires the vote of the Company’s unitholders, the Class A units are entitled to one vote per unit and the Class B units are entitled to ten votes per unit, voting together as a single class.
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
From the date of the 2019 Restructuring until the date of the 2022 Restructuring, the Company’s operations were conducted through indirect economic interests in only two of these six Oaktree Operating Group entities, specifically Oaktree Capital I and OCM Cayman. As a result of the 2022 Restructuring, however, the Company (i) distributed all of its interests in the economic shares of Oaktree Holdings, Ltd., the parent entity of OCM Cayman, to its sole Class A unitholder and (ii) transferred all of its interests in the voting shares of Oaktree Holdings, Ltd. to

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2023
($ in thousands, except where noted)

Oaktree Capital Holdings, LLC (“OCH”) which is a non-subsidiary affiliate of the Company. Accordingly, subsequent to the 2022 Restructuring, the Company’s operations are now conducted through an indirect economic interest in only one of the Oaktree Operating Group entities, specifically Oaktree Capital I, and because the Company no longer controls or has an economic interest in OCM Cayman, OCM Cayman was deconsolidated as of the effective date of the 2022 Restructuring. Additionally, the Company concluded that it is no longer the primary beneficiary for CLOs as their direct ownership interests are held by OCM Cayman.
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

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2023
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

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2023
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

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2023
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

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2023
($ in thousands, except where noted)

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
At December 31, 2023 and 2022, the Company had cash balances with financial institutions in excess of Federal Deposit Insurance Corporation insured limits. The Company monitors the credit standing of these financial institutions.
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

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2023
($ in thousands, except where noted)

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

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2023
($ in thousands, except where noted)

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

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2023
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

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2023
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

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2023
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

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2023
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
Effects of 2022 Restructuring
As a result of the 2022 Restructuring, including the deconsolidation of OCM Cayman and reconsideration of the primary beneficiary of the CLOs, certain accounts related to OCM Cayman and the CLOs are no longer included in the Company’s consolidated financial statements for the year ended December 31, 2023. The effects of the 2022 Restructuring are summarized as follows:

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

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2023
($ in thousands, except where noted)

Restructuring, the tax balances related to OCM Cayman were deconsolidated and the Company will no longer incur income tax expense.

•The Company no longer consolidates the financial assets and liabilities of the CLOs as their direct ownership interests are held by OCM Cayman. Prior to the 2022 Restructuring, the Company had elected the fair value option for the financial assets and financial liabilities of the consolidated CLOs, which were primarily reflected within investments, at fair value and within debt obligations of CLOs line items in the consolidated statements of financial condition.

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
Recent Accounting Developments
In March 2020, the Financial Accounting Standards Board (“FASB”) issued guidance which provides temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance is effective upon issuance and generally may be elected over time through December 31, 2024. The Company has not adopted any of the optional expedients or exceptions through December 31, 2023, but will continue to evaluate the possible adoption (including potential impact) of any such expedients or exceptions during the effective period as circumstances evolve.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting – Improvements to Reportable Segment Disclosures, which requires, among other things, disclosure of significant segment expense categories and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures required under ASC 280, Segment Reporting. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2023
($ in thousands, except where noted)

3. REVENUES
Prior to the 2022 Restructuring, the Company provided investment management services to funds and separate accounts. The Company earned revenues from the management fees generated by the funds that it managed and continues to earn incentive income generated by the funds, for which it serves as general partner. Additionally, for acting as a sub-investment manager, or sub-advisor, to certain Oaktree funds, the Company earned sub-advisory fees. Under certain subsidiary services agreements the Company provided certain investment and marketing related services to Oaktree affiliated entities. Revenues are affected by economic factors related to the asset class composition of the holdings and the contractual terms such as the basis for calculating the management fees and investors’ ability to redeem. As a result of the 2022 Restructuring, management fees and sub-advisory fees are no longer earned by the Company due to the deconsolidation of OCM Cayman. Revenues by fund structure and sub-advisory fees are set forth below.

	Year Ended December 31,
	2023	2022	2021
Management Fees
Closed-end	$—	$7,947	$4,572
Open-end	—	4,254	6,124
Sub-advisory fees	—	211,940	224,090
Total	$—	$224,141	$234,786

Incentive Income
Closed-end	$257,296	$261,226	$1,156,472
Evergreen	10,029	7,226	63,152
Total	$267,325	$268,452	$1,219,624
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
The table below sets forth contract balances for the periods indicated:

	As of December 31,
	2023	2022

Receivables	$9,407	$8,471
Contract assets (1)	192,645	194,707

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

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2023
($ in thousands, except where noted)

As a result of the 2022 Restructuring, which constitutes a reconsideration event, the Company re-assessed the primary beneficiary determination and concluded that it was no longer the primary beneficiary for CLOs as their direct ownership interests are held by operating group entities no longer controlled directly by the Company.
Consolidated VIEs
As of December 31, 2023 and 2022, the Company consolidated 9 VIEs that are funds managed by Oaktree for which it was the primary beneficiary.
As of December 31, 2023, the assets and liabilities of the 9 consolidated VIEs representing funds amounted to $5.7 billion and $1.2 billion. The assets of these consolidated VIEs primarily consisted of investments in debt and equity securities. The assets of these VIEs may be used only to settle obligations of the same VIE. In addition, there is no recourse to the Company for the VIEs’ liabilities. As of December 31, 2023, the Company’s investments in consolidated VIEs had a carrying value of $1.2 billion, which represented its maximum risk of loss as of that date.
Unconsolidated VIEs
The Company holds variable interests in certain VIEs in the form of direct equity interests that are not consolidated because it is not the primary beneficiary, inasmuch as its fee arrangements are considered at-market and it does not hold interests in those entities that are considered more than insignificant.
The carrying value of the Company’s investments in VIEs that were not consolidated are shown below.

	As of December 31,
	2023	2022

Corporate investments	$999,112	$976,569
Due from affiliates	199,861	200,498
Maximum exposure to loss	$1,198,973	$1,177,067

5. INVESTMENTS
Corporate Investments
Corporate investments consisted of the following:

	As of December 31,
Corporate Investments	2023	2022
Equity-method investments:
Funds	$1,434,988	$1,082,069
Companies	11,901	1,276
Other investments, at fair value	85,319	108,159
Total corporate investments	$1,532,208	$1,191,504

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2023
($ in thousands, except where noted)

The components of investment income are set forth below:

	Year Ended December 31,
Investment Income (Loss)	2023	2022	2021
Equity-method investments:
Funds	$58,791	$54,345	$203,142
Companies	5	(10,305)	9,086
Other investments, at fair value	13,868	7,225	(9,187)
Total investment income	$72,664	$51,265	$203,041
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
On June 27, 2023, the Company entered into a contribution agreement with Brookfield Corporate Treasury Ltd. and acquired the equity ownership in certain entities which beneficially own shares in Brookfield Real Estate Income Trust. The Company accounted for the acquired interests as equity method investments with fair value election. The fair value option has been elected to simplify the accounting for the investment in NTR. Changes in the fair value and cash dividends received from the investment in NTR are included in investment income. During the year ended December 31, 2023, the Company recognized an equity investment loss of $3.6 million. Please refer to note 15 for the detailed description of the transaction.
Each reporting period, the Company evaluates each of its equity-method investments to determine if any are considered significant, as defined by the SEC. As of December 31, 2023 and 2022, or for the years ended December 31, 2023, 2022 and 2021, no individual equity-method investment met the significance criteria.
Summarized financial information of the Company’s equity-method investments is set forth below:

	As of December 31,
Statements of Financial Condition	2023	2022
Assets:
Cash and cash-equivalents	$2,834,702	$3,056,609
Investments, at fair value	67,471,007	59,861,879
Other assets	2,007,260	1,555,704
Total assets	$72,312,969	$64,474,192
Liabilities and Capital:
Debt obligations	$5,633,599	$3,165,317
Other liabilities	3,722,872	8,565,763
Total liabilities	9,356,471	11,731,080
Total capital	62,956,498	52,743,112
Total liabilities and capital	$72,312,969	$64,474,192

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2023
($ in thousands, except where noted)

	Year Ended December 31,
	2023	2022	2021
Statements of Operations
Revenues / investment income	$4,506,814	$3,460,281	$1,932,884
Interest expense	(565,810)	(378,567)	(184,829)
Other expenses	(1,117,553)	(905,289)	(795,570)
Net realized and unrealized gain on investments	862,771	2,612,383	10,242,513
Net income	$3,686,222	$4,788,808	$11,194,998
Other Investments, at Fair Value
Other investments, at fair value primarily consist of (a) investments in certain Oaktree and non-Oaktree funds, (b) non-investment grade debt securities, (c) equities received as part of our sponsorship of SPACs and (d) derivatives utilized to hedge the Company’s exposure to investment income earned from its funds.
The following table summarizes net gains (losses) attributable to the Company’s other investments at fair value:

	Year Ended December 31,
	2023	2022	2021

Realized gain	$4,475	$4,072	$9,306
Net change in unrealized gain (loss)	9,393	3,153	(18,493)
Total gain (loss)	$13,868	$7,225	$(9,187)

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2023
($ in thousands, except where noted)

Investments of Consolidated Funds
Investments, at Fair Value
Investments held and securities sold short by the consolidated funds are summarized below:

	Fair Value as of December 31,		Fair Value as a Percentage of Investments of Consolidated Funds as of December 31,
Investments	2023	2022	2023	2022
United States:
Debt securities:
Communication services	$69,509	$100,995	1.4%	2.6%
Consumer discretionary	202,355	127,170	3.9	3.3
Consumer staples	28,149	23,542	0.5	0.6
Energy	110,990	79,573	2.2	2.0
Financials	223,794	217,878	4.4	5.6
Health care	226,554	111,005	4.4	2.8
Industrials	379,538	206,479	7.5	5.3
Information technology	87,355	136,714	1.7	3.5
Materials	333,459	118,578	6.5	3.0
Real estate	97,621	182,643	1.9	4.7
Utilities	19,954	11,850	0.4	0.3
Other	549,164	1,890	10.6	—
Total debt securities (cost: $2,341,421 and $1,437,262 as of December 31, 2023 and 2022, respectively)	2,328,442	1,318,317	45.4	33.7
Equity securities:
Communication services	79,522	64,621	1.5	1.7
Consumer discretionary	68,056	133,104	1.3	3.4
Energy	427,034	482,984	8.3	12.3
Financials	171,924	181,980	3.3	4.7
Health care	32,418	26,191	0.6	0.7
Industrials	369,019	308,514	7.2	7.9
Information technology	44,350	14,107	0.9	0.4
Materials	—	899	—	—
Utilities	89,427	98,335	1.7	2.5
Total equity securities (cost: $1,095,721 and $1,000,922 as of December 31, 2023 and 2022, respectively)	1,281,750	1,310,735	24.8	33.6
Real estate:
Real estate	13,780	1,796	0.3	—
Total real estate securities (cost: $22,716 and $1,797 as of December 31, 2023 and 2022, respectively)	13,780	1,796	0.3	—

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2023
($ in thousands, except where noted)

	Fair Value as of December 31,		Fair Value as a Percentage of Investments of Consolidated Funds as of December 31,
Investments	2023	2022	2023	2022
Europe:
Debt securities:
Communication services	$111,898	$103,068	2.1%	2.7%
Consumer discretionary	18,560	13,997	0.4	0.4
Consumer staples	3,107	8,024	0.1	0.2
Energy	1,185	1,097	—	—
Financials	18,381	35,091	0.4	0.9
Health care	12,136	8,178	0.2	0.2
Industrials	15,993	12,384	0.3	0.3
Information technology	5,402	4,583	0.1	0.1
Materials	13,487	10,920	0.3	0.3
Real estate	13,424	12,888	0.3	0.3
Utilities	5,417	5,102	0.1	0.1
Other	34,686	2,484	0.6	0.1
Total debt securities (cost: $231,315 and $230,090 as of December 31, 2023 and 2022, respectively)	253,676	217,816	4.9	5.6
Equity securities:
Consumer discretionary	52,468	130,868	1.0	3.3
Financials	49,496	31,701	1.0	0.8
Health care	19	9	—	—
Industrials	93,662	53,790	1.7	1.4
Materials	24,282	24,282	0.5	0.6
Real estate	44,637	25,622	0.9	0.7
Total equity securities (cost: $208,130 and $241,129 as of December 31, 2023 and 2022, respectively)	264,564	266,272	5.1	6.8
Real estate:
Consumer Discretionary	61,357	—	1.2	—
Real estate	100,216	72,675	1.9	1.9
Total real estate securities (cost: $159,423 and $69,100 as of December 31, 2023 and 2022, respectively)	161,573	72,675	3.1	1.9
Asia and other:
Debt securities:
Communication services	803	5,419	—	0.1
Consumer discretionary	17,195	5,641	0.3	0.2
Consumer staples	19,820	19,125	0.4	0.5
Energy	1,307	9,163	—	0.2
Financials	8,192	8,344	0.2	0.2
Health care	402	2,837	—	0.1
Industrials	4,181	3,754	0.1	0.1
Information technology	5	695	—	—
Materials	249,492	113,784	4.9	2.9
Real estate	435,799	328,343	8.5	8.4
Utilities	3,244	5,602	0.1	0.2
Other	—	59,998	—	1.5
Total debt securities (cost: $761,394 and $581,467 as of December 31, 2023 and 2022, respectively)	740,440	562,705	14.5	14.4

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2023
($ in thousands, except where noted)

	Fair Value as of December 31,		Fair Value as a Percentage of Investments of Consolidated Funds as of December 31,
Investments	2023	2022	2023	2022
Asia and other:
Equity securities:
Energy	—	7,581	—	0.2
Industrials	63,161	113,270	1.2	2.9
Real estate	32,916	32,916	0.6	0.8
Utilities	3,375	4,530	0.1	0.1
Total equity securities (cost: $90,638 and $722,128 as of December 31, 2023 and 2022, respectively)	99,452	158,297	1.9	4.0

Total debt securities	3,322,558	2,098,838	64.8	53.7
Total equity securities	1,645,766	1,735,304	31.8	44.4
Total real estate	175,353	74,471	3.4	1.9
Total investments, at fair value	$5,143,677	$3,908,613	100.0%	100.0%
As of December 31, 2023 and 2022, no single issuer or investment had a fair value that exceeded 5% of the Company’s total consolidated net assets.
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
The following table summarizes net gains (losses) from investment activities:

	Year Ended December 31,
	2023		2022		2021
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments
Investments and other financial instruments	$63,213	$27,890	$4,103	$99,199	$25,599	$135,306
CLO liabilities (1)	—	—	(30,033)	(99,550)	(6,951)	(14,370)
Foreign-currency forward contracts (2)	898	(14,909)	43,145	(10,777)	6,232	4,477
Total-return and interest-rate swaps (2)	(235)	328	975	284	(92)	(57)
Options and futures (2)	4,382	(569)	13,322	(223)	(2,550)	(3,697)
Commodity swaps (2)	11,162	16,324	(44,626)	(3,956)	—	—
Warrants (2)	—	—	—	—	—	858
Total	$79,420	$29,064	$(13,114)	$(15,023)	$22,238	$122,517

(1)    Represents the net change in the fair value of CLO liabilities based on the more observable fair value of CLO assets, as measured under the CLO measurement guidance. Please see note 2 for more information. Subsequent to the 2022 Restructuring, the assets and liabilities of the CLOs are no longer consolidated by the Company.
(2)    Please see note 7 for additional information.

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2023
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

	As of December 31, 2023				As of December 31, 2022
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Corporate investments	$72,085	$317,551	$20,994	$410,630	$109,078	$1,172	$8,470	$118,720
SPAC common stock and earn-out shares included in other assets	25,360	—	1,797	27,157	—	—	—	—
Foreign-currency forward contracts included in corporate investments	—	—	—	—	—	1,279	—	1,279
Foreign-currency forward contracts included in other assets	—	8,098	—	8,098	—	12,061	—	12,061
Total assets	$97,445	$325,649	$22,791	$445,885	$109,078	$14,512	$8,470	$132,060

Liabilities
Foreign-currency forward contracts included in corporate investments	$—	$(8,010)	$—	$(8,010)	$—	$(11,840)	$—	$(11,840)
Total liabilities	$—	$(8,010)	$—	$(8,010)	$—	$(11,840)	$—	$(11,840)

The Company’s Level III financial instrument held as of December 31, 2023 consists of sponsor earn-out shares received in connection with the deconsolidation of a SPAC and a mezzanine loan purchased during the second quarter of 2023.
The table below sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the Company’s Level III financial instruments at December 31, 2023:

	Fair Value as of		Significant Unobservable Input
Financial Instrument	December 31, 2023	Valuation Technique		Input Value

Mezzanine loan	$18,297	Recent market information	Broker quotations	N/A
Earn-out shares	4,494	Black-Scholes option pricing model	Volatility	50%
Total Level III Financial Instruments	$22,791
Fair Value of Financial Instruments Held By Consolidated Funds
The short-term nature of cash and cash-equivalents held at the consolidated funds causes their carrying value to approximate fair value. The fair value of cash-equivalents is a Level I valuation. Derivatives may relate to a mix of Level I, II or III investments, and therefore their fair-value hierarchy level may not correspond to the fair-

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2023
($ in thousands, except where noted)

value hierarchy level of the economically hedged investment. The table below summarizes the investments and other financial instruments of the consolidated funds by fair-value hierarchy level:

	As of December 31, 2023				As of December 31, 2022
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Investments:
Corporate debt – bank debt	$—	$641,615	$1,721,888	$2,363,503	$—	$411,997	$702,497	$1,114,494
Corporate debt – all other	—	698,763	260,292	959,055	—	764,841	219,503	984,344
Equities – common stock	165,649	31,779	846,773	1,044,201	226,862	34,389	777,198	1,038,449
Equities – preferred stock	1,929	—	599,636	601,565	80,251	—	616,604	696,855
Real estate	—	—	175,353	175,353	—	—	74,471	74,471
Total investments	167,578	1,372,157	3,603,942	5,143,677	307,113	1,211,227	2,390,273	3,908,613
Derivatives:
Foreign-currency forward contracts	—	475	—	475	—	9,758	—	9,758
Swaps	8,658	—	—	8,658	—	700	—	700
Options and futures	—	—	—	—	279	—	—	279
Total derivatives (1)	8,658	475	—	9,133	279	10,458	—	10,737
Total assets	$176,236	$1,372,632	$3,603,942	$5,152,810	$307,392	$1,221,685	$2,390,273	$3,919,350

Liabilities
Derivatives:
Foreign-currency forward contracts	—	(21,659)	—	(21,659)	—	(16,356)	—	(16,356)
Swaps	—	—	—	—	(7,666)	—	—	(7,666)
Options and futures	(571)	—	—	(571)	—	—	—	—
Total derivatives (2)	(571)	(21,659)	—	(22,230)	(7,666)	(16,356)	—	(24,022)
Total liabilities	$(571)	$(21,659)	$—	$(22,230)	$(7,666)	$(16,356)	$—	$(24,022)

(1)    Amounts are included in other assets under “assets of consolidated funds” in the consolidated statements of financial condition.
(2)    Amounts are included in accounts payable, accrued expenses and other liabilities under “liabilities of consolidated funds” in the consolidated statements of financial condition.

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2023
($ in thousands, except where noted)

The following tables set forth a summary of changes in the fair value of Level III investments:

	Corporate Debt – Bank Debt	Corporate Debt – All Other	Equities – Common Stock	Equities – Preferred Stock	Real Estate	Total
2023
Beginning balance	$702,497	$219,503	$777,198	$616,604	$74,471	$2,390,273
Transfers into Level III	192,202	13,236	52,730	—	67,726	325,894
Transfers out of Level III	(184,854)	(15,170)	(50,853)	—	—	(250,877)
Purchases	1,234,175	103,654	101,028	125,684	34,615	1,599,156
Sales	(262,336)	(76,295)	(55,069)	(85,171)	—	(478,871)
Realized gain (loss), net	(22)	(639)	22,040	6,475	(13)	27,841
Unrealized appreciation (depreciation), net	40,226	16,003	(301)	(63,956)	(1,446)	(9,474)
Ending balance	$1,721,888	$260,292	$846,773	$599,636	$175,353	$3,603,942
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$28,278	$14,951	$(342)	$(63,956)	$(1,444)	$(22,513)

2022
Beginning balance	$597,188	$229,576	$581,748	$486,030	$33,834	$1,928,376
Deconsolidation of funds	(196,906)	—	(964)	(16)	—	(197,886)
Transfers into Level III	116,213	10,548	—	—	—	126,761
Transfers out of Level III	(53,653)	(9,935)	(122)	—	—	(63,710)
Purchases	518,173	16,116	259,004	234,652	36,782	1,064,727
Sales	(296,175)	(25,501)	(193,950)	(110,612)	—	(626,238)
Realized loss, net	(2,501)	(1,692)	(92,514)	2,299	(813)	(95,221)
Unrealized depreciation, net	20,158	391	223,996	4,251	4,668	253,464
Ending balance	$702,497	$219,503	$777,198	$616,604	$74,471	$2,390,273
Net change in unrealized depreciation attributable to assets still held at end of period	$18,104	$395	$93,676	$4,357	$4,670	$121,202
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
The following table sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the consolidated funds’ Level III investments as of December 31, 2023:

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (1)(2)	Range	Weighted Average (3)

Credit-oriented investments:
Consumer discretionary:	$11,311	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	351	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	55,326	Discounted cash flow (6)	Discount rate	13% – 17%	16%
Energy:	15,873	Discounted cash flow (6)	Discount rate	14% – 14%	14%
	69,871	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	2,325	Recent market information (5)	Quoted prices	Not applicable	Not applicable

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2023
($ in thousands, except where noted)

Financials:	26,689	Discounted cash flow (6)	Discount rate	12% – 15%	15%
	3,646	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	26,102	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	20,520	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	0.5x – 1.0x	0.7x
Industrials:	79,824	Discounted cash flow (6)	Discount rate	11% – 15%	13%
	62,544	Market approach (comparable companies) (7)	Earnings multiple (10)	9.8x –9.8x	9.8x
	51,788	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	452	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Materials:	306,319	Discounted cash flow (6)	Discount rate	10% – 15%	12%
	193,614	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
Real estate:	35,084	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	211,211	Discounted cash flow (6)	Discount rate	13% – 15%	15%
	37,419	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	193,771	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	1.0x – 1.0x	1.0x
Other:	4,316	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	19,820	Market approach (comparable companies) (7)	Earnings multiple (10)	6.0x – 6.0x	6.0x
	1,345	Market approach (comparable companies) (7)	Revenue multiple (8)	0.3x – 0.3x	0.3x
	1,612	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	551,047	Discounted cash flow (6)	Discount rate	9% – 19%	18%
Equity investments:
	179,009	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	670,215	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	0.9x – 1.0x	1.0x
	396,688	Market approach (comparable companies) (7)	Earnings multiple (10)	2.0x – 11.0x	8.5x
	102,981	Discounted cash flow (6)	Discount rate	12% – 20%	15%
	60,841	Market approach (comparable companies) (7)	Revenue multiple (8)	1.0x – 2.0x	1.5x
	22,573	Discounted cash flow (6) / market approach (comparable companies) (7)	Discount rate	12% – 12%	12%
			Earnings multiple (10)	9.0x – 11.0x	10.0x
	14,102	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Real estate-oriented:
Consumer discretionary:	61,357	Discounted cash flow (6)	Discount rate	20% – 20%	20%
Real estate:	113,996	Discounted cash flow (6)	Discount rate	4% – 27%	14%
Total Level III investments	$3,603,942

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2023
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

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2023
($ in thousands, except where noted)

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
During the year ended December 31, 2023, the valuation techniques for two credit-oriented investment were changed from discounted cash flow to market approach (comparable companies), and two equity investments were changed from recent market information to market approach (comparable companies). During the year ended December 31, 2022, there were no changes in the valuation techniques for Level III securities.
7. DERIVATIVES AND HEDGING
The fair value of freestanding derivatives consisted of the following:

	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
As of December 31, 2023
Foreign-currency forward contracts	$221,910	$8,608	$(234,353)	$(8,520)

As of December 31, 2022
Foreign-currency forward contracts	$221,836	$13,340	$(200,319)	$(11,840)
Realized and unrealized gains and losses arising from freestanding derivatives were recorded in the consolidated statements of operations as follows:

	Year Ended December 31,
	2023	2022	2021

Investment income (loss)	$(3,501)	$16,259	$15,924
General and administrative expense (1)	3,153	7,817	7,866
Total gain (loss)	$(348)	$24,076	$23,790

(1)    To the extent that the Company’s freestanding derivatives are utilized to hedge its foreign-currency exposure to investment income and management fees earned from consolidated funds, the related hedged items are eliminated in consolidation, with the derivative impact (a positive number reflects a reduction in expenses) reflected in consolidated general and administrative expense.

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2023
($ in thousands, except where noted)

There were no derivatives outstanding that were designated as hedging instruments for accounting purposes as of December 31, 2023 and 2022.
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
The fair value of derivatives held by the consolidated funds consisted of the following:

	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
As of December 31, 2023
Foreign-currency forward contracts	$508,174	$475	$(118,263)	$(21,659)
Total-return and interest-rate swaps	41,113	8,658	—	—
Options and futures	6,749	—	(163,187)	(571)
Total	$556,036	$9,133	$(281,450)	$(22,230)

As of December 31, 2022
Foreign-currency forward contracts	$427,141	$9,758	$(52,531)	$(16,356)
Total-return and interest-rate swaps	12,604	700	(3,182)	(7,666)
Options and futures	378,042	279	(125,283)	—
Total	$817,787	$10,737	$(180,996)	$(24,022)

The impact of derivatives held by the consolidated funds in the consolidated statements of operations was as follows:

	Year Ended December 31,
	2023		2022		2021
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments
Foreign-currency forward contracts	$898	$(14,909)	$43,145	$(10,777)	$6,232	$4,477
Total-return and interest-rate and credit default swaps	(235)	328	975	284	(92)	(57)
Options and futures	4,382	(569)	13,322	(223)	(2,550)	(3,697)
Warrants	—	—	—	—	—	858
Commodity swaps	11,162	16,324	(44,626)	(3,956)	—	—
Total	$16,207	$1,174	$12,816	$(14,672)	$3,590	$1,581

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2023
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

	Gross Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of December 31, 2023		Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Foreign-currency forward contracts	$8,608	$510	$—	$8,098
Derivative assets of consolidated funds:
Foreign-currency forward contracts	475	—	—	475
Total-return and interest-rate and credit default swaps	8,658	—	—	8,658
Subtotal	9,133	—	—	9,133
Total	$17,741	$510	$—	$17,231

Derivative Liabilities:
Foreign-currency forward contracts	$(8,520)	$(510)	$—	$(8,010)
Derivative liabilities of consolidated funds:
Foreign-currency forward contracts	(21,659)	—	—	(21,659)
Options and futures	(571)	—	—	(571)
Subtotal	(22,230)	—	—	(22,230)
Total	$(30,750)	$(510)	$—	$(30,240)

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2023
($ in thousands, except where noted)

	Gross Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of December 31, 2022		Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Foreign-currency forward contracts	$13,340	$1,279	$—	$12,061
Derivative assets of consolidated funds:
Foreign-currency forward contracts	9,758	—	—	9,758
Total-return and interest-rate swaps	700	—	—	700
Options and futures	279	—	—	279
Subtotal	10,737	—	—	10,737
Total	$24,077	$1,279	$—	$22,798

Derivative Liabilities:
Foreign-currency forward contracts	$(11,840)	$(1,279)	$—	$(10,561)
Derivative liabilities of consolidated funds:
Foreign-currency forward contracts	(16,356)	—	—	(16,356)
Total-return and interest-rate swaps	(7,666)	—	—	(7,666)
Warrants	—	—	—	—
Subtotal	(24,022)	—	—	(24,022)
Total	$(35,862)	$(1,279)	$—	$(34,583)
8. GOODWILL
Goodwill represents the excess of cost over the fair value of identifiable net assets of acquired businesses. Goodwill has an indefinite useful life and is not amortized, but instead is tested for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or circumstances indicate that impairment may have occurred. Goodwill is included in other assets in the consolidated statements of financial position. As of December 31, 2023, the Company determined there was no goodwill impairment.
The carrying value of goodwill was $18.4 million as of December 31, 2023 and 2022, and is included in other assets in the consolidated statements of financial condition.
9. DEBT OBLIGATIONS AND CREDIT FACILITIES
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

	As of
	December 31, 2023	December 31, 2022
Senior unsecured notes
€50,000, 2.20%, issued in June 2022, payable on June 8, 2032	$55,233	$53,362
€75,000, 2.40%, issued in June 2022, payable on June 8, 2034	82,849	80,044
€75,000, 2.58%, issued in June 2022, payable on June 8, 2037	82,849	80,044
Total remaining principal	220,931	213,450
Less: Debt issuance costs	(1,249)	(1,255)
Total debt obligations, net	$219,682	$212,195

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2023
($ in thousands, except where noted)

Oaktree Capital I Guaranty Agreements
As of December 31, 2023, OCM, Oaktree Capital I, Oaktree Capital II, Oaktree AIF and OCM Cayman are co-obligors and jointly and severally liable for all debt obligations listed below, while the debt obligations are reflected in the consolidated financial statements based upon the entity that actually made the borrowing and received the related proceeds. Prior to 2022, OCM had historically been the only direct borrower or issuer under credit agreements and private placement notes with third parties and made all payments of principal and interest. The Company’s financial statements after the 2019 Restructuring generally do not reflect debt obligations, interest expense or related liabilities associated with OCM, Oaktree Capital II and Oaktree AIF. Subsequent to the 2022 Restructuring, the Company’s financial statements no longer reflect debt obligations, interest expense or related liabilities associated with OCM, OCM Cayman, Oaktree Capital II and Oaktree AIF.

On April 7, 2023, OCM, Oaktree Capital I, Oaktree Capital II, Oaktree AIF and OCM Cayman (collectively, the “Obligors”) entered into amendments to each of the note and guaranty agreements listed below for each series of outstanding senior notes issued by OCM and Oaktree Capital I. Pursuant to these amendments, OCM Cayman became a guarantor of each such series of senior notes. These amendments also amended certain provisions in these note and guaranty agreements, including financial definitions, in order to facilitate the joinder of OCM Cayman as an obligor. Additionally, the amendments for the note purchase agreements executed in 2014 and 2020 amended the assets under management covenants to clarify the treatment of entities that the Obligors account for using equity method accounting. On the same date that the note and guaranty agreement amendments took effect, OCM Cayman became a Borrower under the $650 million revolving credit facility with OCM, Oaktree Capital I, Oaktree Capital II and Oaktree AIF pursuant to a joinder agreement executed by OCM Cayman as part of the Seventh Amendment to the credit facility.
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
Oaktree Capital I, along with certain other Oaktree Operating Group members as co-borrowers, are parties to a credit agreement with a subsidiary of Brookfield that provides for a subordinated credit facility. The subordinated credit facility has a revolving loan commitment of $250 million and borrowings generally bear interest at a spread to either LIBOR or an alternative base rate. Borrowings on the subordinated credit facility are subordinate to the outstanding debt obligations and borrowings on the primary credit facility of Oaktree Capital I and its co-borrowers. Oaktree Capital I is jointly and severally liable, along with its co-obligors for outstanding borrowings on the subordinated credit facility. The Company’s financial statements generally will not reflect debt obligations, interest expense or related liabilities associated with the subordinated credit facility until such time as Oaktree Capital I directly borrows from it. In March 2022, this credit facility was amended to extend the revolving credit maturity date from May 19, 2023 to September 14, 2026. On October 6, 2023, an amendment was signed to further extend the maturity date to October 6, 2028 and change the interest rate to the SOFR plus 1.6% or an alternative base rate plus 0.5%. The amendment also provided that the maturity date will automatically extend annually in one-year increments until the lenders notify the borrowers of their intention to terminate the subordinated credit facility. No amounts were outstanding on the subordinated credit facility as of December 31, 2023.
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
Oaktree’s credit facility was amended on September 14, 2021 to among other things, (i) extend the maturity date from December 13, 2024 to September 14, 2026, (ii) modify the assets under management covenant threshold from $65 billion of assets under management to $57.5 billion of management-fee generating assets under management and (iii) increase the maximum leverage ratio to 4.00 to 1.00. Oaktree’s credit facility was further

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2023
($ in thousands, except where noted)

amended on December 15, 2022 to among other things, extend the maturity date from September 14, 2026 to December 15, 2027 with the potential to extend the maturity for up to two additional years, and implemented language consistent with U.S. syndicated loan market practice to use an adjusted forward-looking term rate based on the SOFR, as a replacement for the London Interbank Offered Rate. Based on the current credit ratings of OCM, the interest rate on borrowings is the term SOFR reference rate plus 1.10% per annum and the commitment fee on the unused portions of the revolving credit facility is 0.10% per annum. The term SOFR reference rate is determined by the tenor of the borrowings and set by the CME Group Benchmark Administration Limited (CBA). The credit agreement contains customary financial covenants and restrictions, including a maximum leverage ratio and a minimum required level of assets under management (as defined in the credit agreement, as amended above). As of December 31, 2023, no amounts were outstanding under the revolving credit facility.
The fair value of the Company’s debt obligations, which are carried at amortized cost, is a Level III valuation that is estimated based on a discounted cash-flow calculation using estimated rates that would be offered to Oaktree for debt of similar terms and maturities. The fair value of these debt obligations, gross of debt issuance costs, was $175.9 million and $163.9 million as of December 31, 2023 and 2022, respectively, utilizing average borrowing rates of 4.9% and 5.1%, respectively.
OCM and the Company were in compliance with all financial maintenance covenants associated with its senior notes and bank credit facility as of December 31, 2023 and 2022, respectively. As of December 31, 2023, Oaktree Capital I is jointly and severally liable, along with its co-obligors, for the debt obligations listed below with an aggregate outstanding principal balance of $1.05 billion. The Company’s maximum exposure to these debt obligations is set forth below:

	As of December 31,
	2023	2022

Senior unsecured notes
$50,000, 3.91%, issued in September 2014, payable on September 3, 2024	$50,000	$50,000
$100,000, 4.01%, issued in September 2014, payable on September 3, 2026	100,000	100,000
$100,000, 4.21%, issued in September 2014, payable on September 3, 2029	100,000	100,000
$100,000, 3.69%, issued in July 2016, payable on July 12, 2031	100,000	100,000
$250,000, 3.78%, issued in December 2017, payable on December 18, 2032	250,000	250,000
$200,000, 3.64%, issued in July 2020, payable on July 22, 2030	200,000	200,000
$50,000, 3.84%, issued in July 2020, payable on July 22, 2035	50,000	50,000
$200,000, 3.06%, issued in January 2022, payable on January 12, 2037	200,000	200,000
Total remaining principal	$1,050,000	$1,050,000
Debt Obligations of the Consolidated Funds
Certain consolidated funds may maintain revolving credit facilities that are secured by the assets of the fund or may issue senior variable rate notes to fund investments on a longer-term basis, generally up to ten years. The obligations of the consolidated funds are nonrecourse to the Company.
The consolidated funds had the following debt obligations outstanding:

	Outstanding Amount as of December 31,		Facility Capacity	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)	Commitment Fee Rate	L/C Fee
Credit Agreement	2023	2022
Revolving credit facilities (1)	$951,950	$1,000,859	$1,316,463	7.47%	1.2	0.25%	2.05%
Less: Debt issuance costs (2)	(6,155)	(1,972)
Total debt obligations, net	$945,795	$998,887

(1)    Facility capacity, weighted average interest rate, weighted average remaining maturity, commitment fee rate and letter of credit fee are as of December 31, 2023. The credit facility capacity is calculated on a pro rata basis using fund commitments.
(2)    Debt issuance costs are included in other asset as of December 31, 2023 and December 31, 2022.

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2023
($ in thousands, except where noted)

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

	Year Ended December 31,
	2023	2022	2021
Beginning balance	$2,182,414	$1,723,294	$715,347
Deconsolidation of funds	(242)	(249,903)	(192,984)
Contributions	1,223,103	727,382	1,189,486
Distributions	(221,745)	(207,360)	(171,883)
Net income (loss)	245,928	190,905	186,515
Change in distributions payable	(94,253)	(1,314)	9,975
Foreign-currency translation and other	1,343	(590)	(13,162)
Ending balance	$3,336,548	$2,182,414	$1,723,294

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2023
($ in thousands, except where noted)

11. UNITHOLDERS’ CAPITAL
Unitholders’ capital reflects the economic interests attributable to Class A unitholders, preferred unitholders, non-controlling interests in consolidated subsidiaries and non-controlling interests in consolidated funds. Non-controlling interests in consolidated subsidiaries represent the portion of unitholders’ capital attributable to the OCGH non-controlling interest and third parties. The OCGH non-controlling interest is determined at the Oaktree Operating Group level, after giving effect to distributions, if any, attributable to the preferred unitholders, based on the proportionate share of Oaktree Operating Group units held by the OCGH unitholders. Certain expenses, such as income taxes and related administrative expenses of Brookfield Oaktree Holdings, LLC and the holding companies through which the Company holds interests in Oaktree Capital I, are solely attributable to the Class A unitholders.
As of December 31, 2023 and 2022, OCGH units represented 50,915,764 of the total 160,114,755 Oaktree Operating Group units and 56,922,688 of the total 160,002,848 Oaktree Operating Group units, respectively. Based on total allocable capital of $1,058,126 and $1,017,192 as of December 31, 2023 and 2022, respectively, the OCGH non-controlling interest was $333,195 and $360,660.
Distributions per Class A unit are set forth below:

Payment Date	Record Date	Applicable to Period Ended	Distribution Per Unit
November 10, 2023	November 3, 2023	September 30, 2023	$0.08
August 10, 2023	August 2, 2023	June 30, 2023	0.09
May 10, 2023	May 1, 2023	March 31, 2023	0.72
February 24, 2023	February 15, 2023	December 31, 2022	0.11
Total 2023			$1.00

November 10, 2022	October 31, 2022	September 30, 2022	$0.31
August 10, 2022	August 3, 2022	June 30, 2022	0.38
May 10, 2022	April 30, 2022	March 31, 2022	0.27
February 25, 2022	February 15, 2022	December 31, 2021	0.90
Total 2022			$1.86

November 10, 2021	October 31, 2021	September 30, 2021	$0.83
August 10, 2021	July 30, 2021	June 30, 2021	0.50
May 10, 2021	April 30, 2021	March 31, 2021	2.28
February 25, 2021	February 15, 2021	December 31, 2020	1.07
Total 2021			$4.68

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

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2023
($ in thousands, except where noted)

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
The following table sets forth a summary of net income attributable to the preferred unitholders, the OCGH and other non-controlling interests and the Class A common unitholders:

	Year Ended December 31,
	2023	2022	2021
Weighted average Oaktree Capital I units outstanding (in thousands):
OCGH and other non-controlling interests	56,306	60,704	60,956
Class A unitholders	103,791	99,211	99,031
Total weighted average units outstanding	160,097	159,915	159,987
Oaktree Capital I net income:
Net income attributable to preferred unitholders (1)	$27,316	$27,316	$27,316
Net income attributable to OCGH and other non-controlling interests	73,061	68,539	339,250
Net income attributable to BOH Class A unitholders	139,542	131,001	544,551
Oaktree Capital I net income	$239,919	$226,856	$911,117
Net income attributable to BOH Class A unitholders:
Oaktree Capital I net income attributable to BOH Class A unitholders	$139,542	$131,001	$544,551
Non-Operating Group income (expense)	54,319	45,329	59,793
Net income attributable to BOH Class A unitholders	$193,861	$176,330	$604,344

(1)    Represents distributions declared, if any, on the preferred units.
The change in the Company’s ownership interest in the Oaktree Operating Group is set forth below:

	Year Ended December 31,
	2023	2022	2021
Net income attributable to BOH Class A unitholders	$193,861	$176,330	$604,344
Equity reallocation between controlling and non-controlling interests	38,365	33,107	(11,155)
Change from net income attributable to BOH Class A unitholders and transfers from non-controlling interests	$232,226	$209,437	$593,189
Please see notes 10, 11 and 12 for additional information regarding transactions that impacted unitholders’ capital.

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2023
($ in thousands, except where noted)

12. EARNINGS PER UNIT
The computation of net income per Class A unit is set forth below:

	Year Ended December 31,
	2023	2022	2021
Net income (net of tax) per Class A unit (basic and diluted):	(in thousands, except per unit amounts)

Net income attributable to BOH Class A unitholders	$193,861	$176,330	$604,344
Weighted average number of Class A units outstanding (basic and diluted)	107,590	102,043	99,031
Basic and diluted net income (net of tax) per Class A unit	$1.80	$1.73	$6.10
OCGH units are not exchangeable into Class A units. As the restrictions set forth in the then-current exchange agreement were in place for each applicable reporting period, OCGH units were not included in the computation of diluted earnings per unit for the years ended December 31, 2023 and 2022.
13. INCOME TAXES AND RELATED PAYMENTS
The Company is a publicly traded partnership and as a result of the 2019 Restructuring, held interests in Oaktree Capital I (a non-corporate entity that is not subject to U.S. federal corporate income tax) and OCM Cayman (which holds subsidiaries that are taxable in non-U.S. jurisdictions).
Subsequent to the 2022 Restructuring, however, the Company no longer holds interests in OCM Cayman and no longer consolidates OCM Cayman. All tax balances related to OCM Cayman were therefore deconsolidated as of the effective date of the 2022 Restructuring and the Company will no longer incur income tax expense.
Income tax expense from operations consisted of the following:

	Year Ended December 31,
	2023	2022	2021
Current:
Foreign income tax	$—	$15,290	$12,105
	$—	$15,290	$12,105
Deferred:
Foreign income tax	$—	$(359)	$282
	$—	$(359)	$282
Total:
Foreign income tax	$—	$14,931	$12,387
Income tax expense	$—	$14,931	$12,387
The Company’s income (loss) before income taxes consisted of the following:

	Year Ended December 31,
	2023	2022	2021
Domestic income (loss) before income taxes	$540,166	$437,779	$1,073,218
Foreign income (loss) before income taxes	—	40,242	96,548
Total income (loss) before income taxes	$540,166	$478,021	$1,169,766

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2023
($ in thousands, except where noted)

The Company’s effective tax rate differed from the federal statutory rate for the following reasons:

	Year Ended December 31,
	2023	2022	2021
Income tax expense at federal statutory rate	—%	21.00%	21.00%
Income passed through	—	(19.23)	(19.27)
Foreign taxes	—	1.35	(0.67)
Total effective rate	—%	3.12%	1.06%
The components of the Company’s deferred tax assets and liabilities were as follows:

	As of December 31,
	2023	2022	2021
Deferred tax assets:
Net operating losses	$—	$—	$1,817
Other (1)	—	—	1,731
Total deferred tax assets	—	—	3,548
Total deferred tax liabilities	—	—	—
Net deferred tax assets before valuation allowance	—	—	3,548
Valuation allowance	—	—	—
Net deferred tax assets	$—	$—	$3,548

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

The Company recognizes tax benefits related to its tax positions only where the position is “more likely than not” to be sustained in the event of examination by tax authorities. As part of its assessment, the Company analyzes its tax filing positions in all of the federal, state and foreign tax jurisdictions where it is required to file income tax returns, and for all open tax years in these jurisdictions. All income tax reserve balances related to OCM Cayman were deconsolidated as part of the 2022 Restructuring. As of December 31, 2023, 2022 and 2021, the Company had no unrecognized tax benefits.

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2023
($ in thousands, except where noted)

The Company recognizes interest and penalties related to unrecognized tax positions in the provision for income taxes in the consolidated statements of operations.  As of December 31, 2023 and 2022, there were no aggregate amount of interest and penalties accrued.  The Company recognized no expense in 2023, 2022, and 2021.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by the relevant tax authorities. With limited exceptions, the Company is no longer subject to income tax audits by taxing authorities for periods before 2020. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to its tax examinations and that any settlements related thereto will not have a material adverse effect on the Company’s consolidated financial statements; however, there can be no assurances as to the ultimate outcomes.
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
14. COMMITMENTS AND CONTINGENCIES
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
Incentive Income
In addition to the incentive income recognized by the Company, certain of its funds have amounts recorded as potentially allocable to the Company as its share of potential future incentive income, based on each fund’s net asset value. Inasmuch as this incentive income is contingent upon future investment activity and other factors, it is not recognized by the Company as revenue until it is probable that a significant reversal will not occur. As of both

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2023
($ in thousands, except where noted)

December 31, 2023 and 2022, the aggregate of such amounts recorded at the fund level in excess of incentive income recognized by the Company was $1.8 billion, for which related direct incentive income compensation expense was estimated to be $739.1 million and $950.3 million, respectively.
Commitments to Funds
As of December 31, 2023 and 2022, the Company, generally in its capacity as general partner, had undrawn capital commitments of $349.9 million and $275.4 million, respectively, including commitments to both unconsolidated and consolidated funds. Additionally, as of December 31, 2023, the Company had undrawn capital commitments of $112.5 million in its capacity as a limited partner in Opps XI and undrawn commitments of $750.0 million in its capacity as a limited partner in Opps XII (Opps XI and Opps XII as defined in note 15).
Investment Commitments of the Consolidated Funds
Certain of the consolidated funds are parties to credit arrangements that provide for the issuance of letters of credit and/or revolving loans, which may require the particular fund to extend loans to investee companies. The consolidated funds use the same investment criteria in making these commitments as they do for investments that are included in the consolidated statements of financial condition. The unfunded liability associated with these credit arrangements is equal to the amount by which the contractual loan commitment exceeds the sum of funded debt and cash held in escrow, if any. As of December 31, 2023 and 2022, the consolidated funds had no potential aggregate commitments.
A consolidated fund may agree to guarantee the repayment obligations of certain investee companies. As of December 31, 2023 and 2022, there were no guaranteed amounts under such arrangements.
Certain consolidated funds are investment companies that are required to disclose financial support provided or contractually required to be provided to any of their portfolio companies. During the year ended December 31, 2023 and 2022, the consolidated funds did not provide any financial support to portfolio companies.
15. RELATED PARTY TRANSACTIONS
The Company considers its executive officers, employees, if any, and unconsolidated Oaktree funds to be affiliates (as defined in the FASB ASC Master Glossary). Amounts due from and to affiliates are set forth below. The fair value of amounts due from and to affiliates is a Level III valuation and was valued based on a discounted cash-flow analysis. The carrying value of amounts due from affiliates approximated fair value due to their short-term nature or because their weighted average interest rate approximated the Company’s cost of debt.

	As of December 31,
	2023	2022
Due from affiliates:
Management fees and incentive income due from unconsolidated funds and affiliates	202,052	203,178
Payments made on behalf of unconsolidated entities	30,433	4,696
Total due from affiliates	$232,485	$207,874
Due to affiliates:
Amounts due to unconsolidated entities	$62,759	$36,164
Total due to affiliates	$62,759	$36,164
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

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2023
($ in thousands, except where noted)

maturity of February 17, 2026. Loans outstanding on February 17, 2023 from Oaktree Capital I to OCM under the revolving line of credit notes were reclassified as loans under the intercompany loan agreement.
As of December 31, 2023, OCM had borrowed $26.0 million from the Company through Oaktree Capital I, which was included in due from affiliates, and generated $810 of interest income for the year ended December 31, 2023. As of December 31, 2023, the Company through Oaktree Capital I has borrowed $48.0 million from OCM, which was included in due to affiliates, and incurred $1,370 of interest expense for the year ended December 31, 2023.
There were no loans to affiliates as of December 31, 2022 and $10 of interest income was generated for the year ended December 31, 2022. As of December 31, 2022, the Company through Oaktree Capital I had borrowed $36.0 million from OCM and incurred $255 of interest expense for the year ended December 31, 2022.
Revenues Earned From Oaktree Funds
In aggregate, management fees and incentive income earned from unconsolidated Oaktree funds totaled $267.3 million, $280.7 million and $1.2 billion for the years ended December 31, 2023, 2022 and 2021, respectively.
Subsequent to the 2022 Restructuring, the Company no longer earns management fees as a result of the deconsolidation of OCM Cayman.
Aircraft Services
OCM owns an aircraft for business purposes. Howard Marks, the Company’s Co-Chairman, may use this aircraft for personal travel and will reimburse OCM to the extent his use of the aircraft for personal travel exceeds a certain threshold pursuant to an Oaktree policy.  Oaktree also provides certain of its senior executives a personal travel allowance for private aircraft usage up to a certain threshold pursuant to the same Oaktree policy. Additionally, Oaktree occasionally makes use of an aircraft owned by one of its senior executives for business purposes at a price to Oaktree that is based on market rates.
Special Allocations
Certain executive officers of the Company receive special allocations based on a percentage of profits of the Oaktree Operating Group. These special allocations, which are recorded as compensation expense, are made on a current basis for so long as the executive officers remain senior executives of Oaktree, with limited exceptions.
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

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2023
($ in thousands, except where noted)

that perform duties for the Company. The Services Agreement may be terminated by either party without penalty upon 90 days’ written notice to the other.
For each of the years ended December 31, 2023 and 2022, the Company incurred administrative services expense of $0.8 million.
Subordinated Credit Facility
Oaktree Capital I, along with certain other Oaktree Operating Group members as co-borrowers, are parties to a credit agreement with a subsidiary of Brookfield that provides for a subordinated credit facility. The subordinated credit facility has a revolving loan commitment of $250 million and borrowings generally bear interest at a spread to either LIBOR or an alternative base rate. Borrowings on the subordinated credit facility are subordinate to the outstanding debt obligations and borrowings on the primary credit facility of Oaktree Capital I and its co-borrowers as detailed in note 9. Oaktree Capital I is jointly and severally liable, along with its co-obligors for outstanding borrowings on the subordinated credit facility. As set forth in note 9, the Company’s financial statements generally will not reflect debt obligations, interest expense or related liabilities associated with its operating subsidiaries until such time as Oaktree Capital I directly borrows from the subordinated credit facility. In March 2022, this credit facility was amended to extend the revolving credit maturity date from May 19, 2023 to September 14, 2026. On October 6, 2023, an amendment was signed to further extend the maturity date to October 6, 2028, and change the interest rate to SOFR plus 1.6% or an alternative base rate plus 0.5%. The amendment also provided that the maturity date will automatically extend annually in one-year increments until the lenders notify the borrowers of their intention to terminate the subordinated credit facility. No amounts were outstanding on the subordinated credit facility as of December 31, 2023.
Investment in Oaktree Opportunities Fund XI
The Company has subscribed for a limited partner interest in, and made a capital commitment of, $750 million to Oaktree Opportunities Fund XI, L.P., a parallel investment vehicle thereof or a feeder fund in respect of one of the foregoing (such limited partner interest, the “Opps XI Investment” and such fund entities collectively, “Opps XI”). In order to make the Opps XI Investment, the Company’s sole Class A unitholder, or one of its affiliates, will contribute cash as a capital contribution (the “Opps XI Investment Cash”) as and to the extent required to satisfy the Company’s obligations to Opps XI. The Company will use the Opps XI Investment Cash solely to fund the Opps XI Investment and satisfy its obligations in respect of Opps XI and distributions from the Opps XI Investment are intended solely for the benefit of the Class A unitholder, subject to applicable law. The Company’s preferred unitholders should not rely on distributions received by the Company in respect of the Company’s Opps XI Investment for payment of distributions on or redemption of the preferred units. For the year ended December 31, 2023, the Company funded $262.5 million of its capital commitment. As of December 31, 2023, the Company has funded in the aggregate $637.5 million of the $750 million of its capital commitment.
Investment in Oaktree Opportunities Fund XII

On May 22, 2023, the Company subscribed for a limited partner interest in, and made a capital commitment of, $750 million to Oaktree Opportunities Fund XII, L.P., a parallel investment vehicle thereof or a feeder fund in respect of one of the foregoing (such limited partner interest, the “Opps XII Investment” and such fund entities collectively, “Opps XII”). In order to make the Opps XII Investment, the Company’s sole Class A unitholder, or one of its affiliates, will contribute cash as a capital contribution (the “Opps XII Investment Cash”) as and to the extent required to satisfy the Company’s obligations to Opps XII. The Company will use the Opps XII Investment Cash solely to fund the Opps XII Investment and satisfy its obligations in respect of Opps XII and distributions from the Opps XII Investment are intended solely for the benefit of the Class A unitholder, subject to applicable law. The Company’s preferred unitholders should not rely on distributions received by the Company in respect of the Company’s Opps XII Investment for payment of distributions on or redemption of the preferred units. As of December 31, 2023, the Company has not funded any of its capital commitment.

Deposit Agreement with Brookfield

On May 1, 2023, Brookfield and OCM, Oaktree Capital I, Oaktree Capital II, OCM Cayman, Oaktree AIF and Oaktree Investment Holdings, L.P. (collectively, the “Oaktree Depositors”) entered into a deposit agreement under which each of the Oaktree Depositors has the ability to place up to $750 million in the aggregate (subject in

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2023
($ in thousands, except where noted)

the case of Oaktree Capital I to a sub-limit of $200 million) at any time on deposit with Brookfield. This deposit arrangement is set up to facilitate a more efficient use of cash across the Brookfield family of companies and provides Oaktree with the option to deposit excess operational cash.

Oaktree can deposit cash from time to time, subject to the aggregate limits, and can withdraw deposited funds on two business days’ notice. Each deposit will earn interest on the outstanding principal amount at an agreed rate. There is no set maturity on any deposit balance.

As of December 31, 2023, the Company has not deposited any amount under the agreement.

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

As of December 31, 2023, the carrying value of NTR included in corporate investments was $317.3 million.

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
16. SEGMENT REPORTING
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

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2023
($ in thousands, except where noted)

17. SUBSEQUENT EVENTS
Class A Unit Distribution
    A distribution of $0.14 per Class A unit was paid on February 23, 2024 to holders of record at the close of business on February 15, 2024.
Preferred Unit Distributions
    A distribution of $0.414063 per Series A preferred unit was paid on March 15, 2024 to Series A preferred unitholders of record at the close of business on March 1, 2024.
    A distribution of $0.409375 per Series B preferred unit was paid on March 15, 2024 to Series B preferred unitholders of record at the close of business on March 1, 2024.
Letter Agreement with OCH
On March 20, 2024, the Company entered into a letter agreement (the “Letter Agreement”) with OCH whereby OCH agreed that, so long as any (i) of the preferred units or (ii) the Series A Preferred Mirror Units or the Series B Preferred Mirror Units of Oaktree Capital I (collectively, the “Preferred Mirror Units”) are outstanding, for any then-current quarterly distribution period, unless distributions have been declared and paid or declared and set apart for payment on the preferred units or the Preferred Mirror Units, then, in each case for such then-current quarterly distribution period only, OCH (a) shall not cause or permit any of its operating subsidiaries to repurchase such operating subsidiary’s common units or other junior units and (b) shall not cause or permit any of its operating subsidiaries to declare or pay or set apart payment for distributions on any of such operating subsidiary’s common units or other junior units, other than, in the case of each of clauses (a) and (b), certain permitted distributions, or repurchases or distributions the proceeds of which are used, directly or indirectly, to effect any permitted distribution. OCH indirectly controls the entities in the Oaktree Operating Group that are not controlled by the Company.

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
Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control—Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2023 was effective.
Item 9B. Other Information

On March 20, 2023, the operating agreement of BOH was amended and restated to reflect among other things technical changes related to the 2022 Restructuring, and it was amended and restated again on March 14, 2024 to reflect BOH’s new name and other technical changes related to the 2024 Restructuring. The Seventh Amended and Restated Operating Agreement is filed as an exhibit to this annual report.
On March 15, 2024, the Restated Certificate of Formation of BOH was amended and restated to reflect the Name Change. The Amended and Restated Certificate of Formation of BOH is filed as an exhibit to this annual report.
On March 20, 2024, BOH entered into a letter agreement (the “Letter Agreement”) with OCH whereby OCH agreed that, so long as any (i) of the preferred units or (ii) the Series A Preferred Mirror Units or the Series B Preferred Mirror Units of Oaktree Capital I (collectively, the “Preferred Mirror Units”) are outstanding, for any then-current quarterly distribution period, unless distributions have been declared and paid or declared and set apart for payment on the preferred units or the Preferred Mirror Units, then, in each case for such then-current quarterly distribution period only, OCH (a) shall not cause or permit any of its operating subsidiaries to repurchase such operating subsidiary’s common units or other junior units and (b) shall not cause or permit any of its operating subsidiaries to declare or pay or set apart payment for distributions on any of such operating subsidiary’s common units or other junior units, other than, in the case of each of clauses (a) and (b), certain permitted distributions, or repurchases or distributions the proceeds of which are used, directly or indirectly, to effect any permitted distribution. The Letter Agreement is filed as an exhibit to this annual report.
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended December 31, 2023.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections. Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
The following table sets forth information about our executive officers and directors as of March 21, 2024:

Name	Age	Position
Howard S. Marks	77	Director and Co-Chairman

Bruce A. Karsh	68	Director and Co-Chairman

John B. Frank	67	Director and Vice Chairman

Nicholas H. Goodman	42	Chief Executive Officer

Daniel D. Levin	45	Chief Financial Officer and Secretary

Sheldon M. Stone	71	Director

Justin B. Beber	54	Director

Bruce Flatt	58	Director

Steven J. Gilbert	76	Director

Depelsha T. McGruder	51	Director

Mansco Perry	70	Director

Marna C. Whittington	76	Director

Howard S. Marks is our Co-Chairman and one of the firm’s co-founders and has been a director since May 2007. Since the formation of Oaktree in 1995, Mr. Marks has been responsible for ensuring the firm’s adherence to its core investment philosophy; communicating closely with clients concerning products and strategies; and contributing his experience to big-picture decisions relating to investments and corporate direction. From 1985 until 1995, Mr. Marks led the groups at The TCW Group, Inc. that were responsible for investments in distressed debt, high yield bonds, and convertible securities. He was also Chief Investment Officer for Domestic Fixed Income at TCW. Previously, Mr. Marks was with Citicorp Investment Management for 16 years, where from 1978 to 1985 he was Vice President and senior portfolio manager in charge of convertible and high yield securities. Between 1969 and 1978, he was an equity research analyst and, subsequently, Citicorp’s Director of Research. Mr. Marks holds a B.S.Ec. degree cum laude from the Wharton School of the University of Pennsylvania with a major in finance and an M.B.A. in accounting and marketing from the Booth School of Business of the University of Chicago, where he received the George Hay Brown Prize. He is a CFA® charterholder. Mr. Marks is a Emeritus Trustee and Chairman of the Investment Committee at the Metropolitan Museum of Art. He is a member of the Investment Committee of the Royal Drawing School and is Professor of Practice at King’s Business School (both in London). He serves on the Shanghai International Financial Advisory Council and the Advisory Board of Duke Kunshan University. He is an Emeritus Trustee of the University of Pennsylvania, where from 2000 to 2010 he chaired the Investment Board. With over 40 years of investment experience, Mr. Marks’s extensive expertise in our industry, his perceptive market insights and his importance to our client development add value to our board of directors.
Bruce A. Karsh is our Co-Chairman and one of the firm’s co-founders and has been a director since May 2007. He also serves as Chief Investment Officer of OCM and portfolio manager for Oaktree’s Global Opportunities, Value Opportunities and Global Credit strategies. Prior to co-founding Oaktree, Mr. Karsh was a managing director of TCW Asset Management Company, and the portfolio manager of the Special Credits Funds from 1988 until 1995. Prior to joining TCW, Mr. Karsh worked as Assistant to the Chairman of SunAmerica, Inc. Prior to that, he was an attorney with the law firm of O’Melveny & Myers. Before working at O’Melveny & Myers, Mr. Karsh clerked for the Honorable Anthony M. Kennedy, then of the U.S. Court of Appeals for the Ninth Circuit and later an Associate Justice of the U.S. Supreme Court. Mr. Karsh holds an A.B. degree in economics summa cum laude from Duke University, where he was elected to Phi Beta Kappa. He went on to earn a J.D. from the University of Virginia School of Law, where he served as Notes Editor of the Virginia Law Review and was a member of the Order of the Coif. Mr. Karsh serves on the boards of a number of privately held companies. He is a member of the investment committee of the Broad Foundations. Mr. Karsh is Trustee Emeritus of Duke University, having served as Trustee from 2003 to 2015, and as Chairman of the Board of DUMAC, LLC, the entity that managed Duke’s endowment, from 2005 to 2014. Additionally, Mr. Karsh’s extensive leadership and management skills, his expertise in our industry and his current and past service on boards of other public companies add value to our board of directors.
John B. Frank is our Vice Chairman and has been a director of the Company since May 2007. Mr. Frank joined in 2001 as General Counsel and was named Oaktree’s Managing Principal in early 2006, a position which he held for about nine years.  As Managing Principal, Mr. Frank was the firm’s principal executive officer and responsible for all aspects of the firm’s management. Prior to joining us, Mr. Frank was a partner of the Los Angeles law firm of Munger, Tolles & Olson LLP, where he managed a number of notable merger and acquisition transactions. While at that firm, he served as primary outside counsel to public- and privately-held corporations, and as special counsel to various boards of directors and special board committees.  Prior to joining Munger Tolles in 1984, Mr. Frank served as a law clerk to the Honorable Frank M. Coffin of the United States Court of Appeals for the First Circuit.  Prior to attending law school, Mr. Frank served as a Legislative Assistant to the Honorable Robert F. Drinan, Member of Congress.  Mr. Frank holds a B.A. degree with honors in history from Wesleyan University and a J.D. magna cum laude from the University of Michigan Law School, where he was Managing Editor of the Michigan Law Review and a member of the Order of the Coif.  He is a member of the State Bar of California and, while in private practice, was listed in Woodward & White’s Best Lawyers in America.  Mr. Frank is the Chair of Oaktree Specialty Lending and a member of various of its Board Committees. Mr. Frank is a member of the Audit Committee of the Chevron Corporation board of directors, a member of the Audit and Compensation Committee of the Daily Journal Corporation board of directors and a Trustee of Wesleyan University, The James Irvine Foundation and the XPRIZE Foundation.  Mr. Frank’s legal background and knowledge of our company add value to our board of directors.
Nicholas H. Goodman is our Chief Executive Officer and has been in such role since March 2024. Mr. Goodman is also President and Chief Financial Officer of Brookfield. In Mr. Goodman’s current role at Brookfield, he is responsible for allocating Brookfield’s capital across its various businesses and new business initiatives. He also has overall responsibility for global finance, tax, treasury and capital markets. Prior to becoming President in 2022 and Chief Financial Officer in 2020, Mr. Goodman served as Managing Partner and Treasurer of Brookfield. Mr.

Goodman joined Brookfield in 2010 and since then has held several roles, including Chief Financial Officer of Brookfield Asset Management and Chief Financial Officer of Brookfield Renewable Partners. Prior to Brookfield, Mr. Goodman worked for large financial institutions in London and New York. Mr. Goodman holds a Bachelor of Arts (Hons) from the University of Strathclyde in Glasgow, Scotland, and is a member of the Institute of Chartered Accountants of Scotland.
Daniel D. Levin is our Chief Financial Officer and Secretary. He was previously Oaktree’s Head of Corporate Finance and Chief Product Officer and a senior member of the corporate development group. Prior to joining Oaktree in 2011, Mr. Levin was a vice president in the Investment Banking division at Goldman, Sachs & Co., focusing on asset management firms and other financial institutions. His previous experience includes capital raising and mergers and acquisitions roles at Technoserve and Robertson Stephens, Inc. Mr. Levin received an M.B.A. with honors in finance from the Wharton School of the University of Pennsylvania and a B.A. degree with honors in economics and mathematics from Columbia University.
Sheldon M. Stone is a co-founder of Oaktree and has been a director of the Company since May 2007. Mr. Stone is the head of Oaktree’s high yield bond area. In this capacity, he serves as co-portfolio manager of Oaktree’s U.S. High Yield Bond and Global High Yield Bond strategies. Mr. Stone, a co-founding member of Oaktree in 1995, established TCW’s High Yield Bond department with Mr. Marks in 1985 and ran the department for ten years. Prior to joining TCW, Mr. Stone worked with Mr. Marks at Citibank for two years where he performed credit analysis and managed high yield bond portfolios. From 1978 to 1983, Mr. Stone worked at The Prudential Insurance Company where he was a director of corporate finance, managing a fixed income portfolio exceeding $1 billion. Mr. Stone holds a B.A. degree from Bowdoin College and an M.B.A. in accounting and finance from Columbia University, where he serves on the Board of Overseers. In addition, he is a Trustee of the Colonial Williamsburg Foundation, an Adjunct Professor at the University of Southern California and a member of the investment committee for Bowdoin College. With over 35 years of experience in the fixed income markets, Mr. Stone brings a wealth of knowledge to the board of directors. As one of our co-founders, he is also closely familiar with our business. His investment background and insights into the fixed income markets add value to our board of directors.
Justin B. Beber is Chief Operating Officer of Brookfield Asset Management. In this role, he has primary oversight of Brookfield Asset Management’s corporate operations, including human resources, legal, compliance, risk management and internal audit activities. Mr. Beber is also responsible for the advancement and execution of strategic initiatives across Brookfield Asset Management. Prior to joining Brookfield in 2007, Mr. Beber was a partner with a leading Toronto-based law firm, where his practice focused on corporate finance, mergers and acquisitions and private equity. Mr. Beber earned his combined MBA/LLB from the Schulich School of Business and Osgoode Hall Law School at York University in Canada and holds a Bachelor of Economics from McGill University. Mr. Beber has been an Oaktree director since 2019. Mr. Beber’s legal background and expertise in our industry add value to our board of directors.
Bruce Flatt is Chief Executive Officer of Brookfield and Brookfield Asset Management, a leading global alternative asset manager, and has been a director since October 2019. Mr. Flatt joined Brookfield in 1990 and became CEO in 2002. Under his leadership, Brookfield has developed a global operating presence in more than 30 countries. Mr. Flatt ran Brookfield’s real estate and investment operations and has served on numerous public company boards over the past three decades. Mr. Flatt’s extensive leadership and management skills, his expertise in our industry and his current and past service on boards of other public companies add value to our board of directors.
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
Mansco Perry has been a director since February 2023. Mr. Perry was the Executive Director and Chief Investment Officer of the Minnesota State Board of Investment from October 2013 until his retirement in October 2022. He previously served as the Chief Investment Officer of Macalester College from 2010 to 2013; Chief Investment Officer of the Maryland State Retirement and Pension System from 2008 to 2010; and Assistant Executive Director and Deputy Chief Investment Officer of the Minnesota State Board of Investment from 1998 to 2008. He serves on the Investment Committee of Lawrence University. He has also served as a member of various investment committees, including the Investment Advisory Council of the New York State Teachers Retirement System. Additionally, throughout his career, he has served on the board of directors or the board of trustees of a number of private colleges, councils and foundations, including the Council of Institutional Investors where he was Treasurer from 2021 to 2022. In 2017, Mr. Perry received the Richard L. Stoddard Award in Recognition of His Outstanding Contributions to the Investment of Public Funds by the National Association of State Investment Officers. Mr. Perry holds a B.A. from Carleton College, an M.B.A. from the University of Chicago, and a J.D. from the William Mitchell School of Law. He was awarded the Chartered Financial Analyst, the Chartered Alternative Investment Analyst, and the Certificate in Investment Performance Measurement designations. Mr. Perry’s investment and finance expertise add value to our board of directors.
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

Board Structure and Governance
Composition of Our Board of Directors
Our operating agreement establishes a board of directors responsible for the oversight of our business and operations. Our operating agreement provides that until the earliest to occur of (a) Messrs. Howard Marks and Bruce Karsh, collectively, ceasing to beneficially own at least 42% of the equity in the Oaktree Operating Group they owned as of September 30, 2019, (b) Messrs. Howard Marks and Bruce Karsh both ceasing to be actively and substantially involved in the oversight of the affairs of the Oaktree Operating Group business, (c) the incapacitation of both Messrs. Howard Marks and Bruce Karsh, (d) either Messrs. Howard Marks or Bruce Karsh becoming incapacitated, and the other ceasing to be actively and substantially involved in the oversight of the affairs of the Oaktree Operating Group business for a period of at least 90 consecutive days or an aggregate of 180 calendar days in any 360-day period, except as a result of incapacitation, or (e) September 30, 2026, the board of directors will be comprised of no less than five individuals and, without Brookfield’s consent, no more than 10 individuals, with two selected by OCGH and two selected by Brookfield. The remaining directors will be nominated by OCGH and be subject to joint written appointment by each of OCGH and Brookfield. In February 2021, the size of the board of directors was expanded to 11 directors with the consent of Brookfield. As of March 21, 2024, there are 10 directors on the board of directors. Upon the occurrence of any events described in clauses (a) through (e) above, for so long as the holders of OCGH units as of September 30, 2019 and certain related parties and certain permitted transferees (the “Permitted OCGH Holders”) continue to beneficially own at least 15% of the equity in the Oaktree Operating Group beneficially owned by them immediately after the closing of the mergers on September 30, 2019, OCGH will be entitled to appoint a number of directors equal to the greater of (i) a number of directors proportionate to such equity ownership and (ii) two directors. Otherwise, for so long as the Permitted OCGH Holders continue to beneficially own at least 5% (but less than 15%) of the equity of the Oaktree Operating Group beneficially owned by them immediately after the closing of the mergers on September 30, 2019, OCGH will be entitled to appoint one director. Brookfield will appoint the remaining directors to the board of directors. Our board of directors consists of Messrs. Marks, Karsh, Frank, Stone, Beber, Flatt, Gilbert, Perry and Mss. McGruder and Whittington (for a total of 10 directors). Subject to our operating agreement, actions by our board of directors must be taken with the approval of at least a majority of its members.
Audit Committee
Because our preferred equity, but not our common equity, is listed on the NYSE, the corporate governance standards of the NYSE do not generally apply to us, other than the requirement to maintain an audit committee that satisfies the requirements of Rule 10A-3 under the Exchange Act, and related certification requirements.
The purpose of the audit committee is to assist our board of directors in overseeing and monitoring the quality and integrity of our financial statements, our compliance with legal and regulatory requirements, the performance of our internal audit function and our independent registered public accounting firm’s qualifications, independence and performance. Our audit committee is comprised of Messrs. Gilbert and Perry and Mss. McGruder and Whittington. Our board of directors has determined that Messrs. Gilbert and Perry and Mss. McGruder and Whittington meet the independence standards and financial literacy requirements for service on an audit committee of a board of directors under Rule 10A-3 promulgated under the Exchange Act and the NYSE rules. In addition, our board of directors has determined that each of Messrs. Gilbert and Perry and Mss. McGruder and Whittington is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K and has “accounting or related financial management expertise” under applicable NYSE rules. The audit committee has a charter that is available on Oaktree’s website at www.oaktreecapital.com under the “Unitholders – Investor Relations” section.
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

Communications to the Board of Directors
The non-management members of our board of directors meet quarterly. The non-management directors have selected Mr. Gilbert, one of our non-management directors, to lead these meetings for 2024. All interested parties, including any employee or unitholder, may send communications to the non-management members of our board of directors by writing to: Brookfield Oaktree Holdings, LLC, Attn: Chief Financial Officer and Secretary, 333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our executive officers and directors and persons who beneficially own more than ten percent of a registered class of our equity securities to file initial reports of ownership and reports of changes in ownership with the SEC and furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us or written representations from such persons that they were not required to file a Form 5 to report previously unreported ownership or changes in ownership, we believe that, with respect to the year ended December 31, 2023, such persons complied with all such filing requirements.

Item 11. Executive Compensation
Compensation Discussion and Analysis
Overview of Compensation Philosophy and Program
Except with respect to carried interest and profit sharing arrangements that certain of our Named Executive Officers (“NEOs”) receive from Oaktree Capital I and its consolidated subsidiaries, or, prior to November 30, 2022, received from Oaktree Capital I, OCM Cayman and their respective consolidated subsidiaries, our NEOs do not receive compensation from us for their services. Rather, we pay a service fee to OCM pursuant to the Services Agreement, as described under “Certain Relationships and Related Transactions, and Director Independence—BOH Services Agreement with OCM,” and OCM compensates its officers and other employees that perform duties for us. Their compensation is set by OCM.
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
The following individuals were our NEOs for fiscal year 2023: (a) Bruce A. Karsh, our Co-Chairman; (b) Jay S. Wintrob, our former Chief Executive Officer; (c) Daniel D. Levin, our Chief Financial Officer; and (d) John B. Frank, our Vice Chairman. We only have four NEOs for fiscal year 2023 because none of our other executive officers receive compensation from us or our subsidiaries.
Profit Sharing Arrangements
We paid Mr. Wintrob and Mr. Frank a certain percentage of our profits comprised of fee-related earnings, net investment income and net incentive income, with certain adjustments, attributable to Oaktree Capital I and its consolidated subsidiaries or, prior to November 30, 2022, to Oaktree Capital I, OCM Cayman and their respective consolidated subsidiaries. More details regarding these arrangements, are described below.
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
For purposes of our financial statements, we treat the income allocated to all of our personnel who have participation interests in the incentive income generated by our funds as compensation, and the allocations of incentive income earned by our NEOs in respect of 2023 are accordingly set forth under “All Other Compensation” in the Summary Compensation Table below, even though they may not have received such amounts in cash.
The Carry Plans largely consist of the participation interests in certain of our investment funds paid to the general partners of those funds, which in turn have granted a portion of such interests to Oaktree’s investment professionals. Certain investment funds and separate accounts that we manage pay incentive fees directly to certain members of the Oaktree Operating Group. Our NEOs with profit sharing arrangements will also receive a portion of incentive fees through those profit sharing arrangements.
Compensation of the Individual NEOs
A.Bruce A. Karsh
All of the compensation earned by Mr. Karsh from us in fiscal year 2023 consisted of carried interest we received from certain of our Opportunistic Credit funds, our largest closed-end strategy. Mr. Karsh received such carried interest as the portfolio manager of these funds.

B.Jay S. Wintrob
Pursuant to his employment agreement, Mr. Wintrob is entitled to profit sharing payments equal to a fixed percentage of Oaktree’s operating profit and income during the employment term. The fixed percentage is 1.5% in each of 2015-2024, up to the level of profit and income in 2014 and 1.75% of profit and income that exceeds the 2014 level, if any. Beginning in 2017, Mr. Wintrob’s profit sharing payments are calculated by including a portion of the net incentive income on pre-employment funds. For 2020 and later, the payments are calculated taking into account 50% of the net incentive income earned by Oaktree that is derived from such funds. In all cases, Mr. Wintrob’s profit sharing payments will have a floor of $5,000,000 per year, pro-rated for partial years. Payments will be made, in arrears, in a combination of cash and awards under a long-term incentive plan administered by OCM, but at least the first $3,000,000 in each year will be paid in cash. The portion of Mr. Wintrob’s annual profit sharing attributable to 2023 that is intended to be paid in the form of an award under a long-term incentive plan (but which may be paid in cash instead) is not reflected in the Summary Compensation table below because that award (or cash payment, as applicable) is a liability of OCM.
When setting the level of Mr. Wintrob’s profit participation, including the annual floor, Howard Marks, our Co-Chairman, and Mr. Karsh took into account the anticipated performance of the Company, Mr. Wintrob’s role and responsibilities, the level of compensation of certain other NEOs and their subjective understanding of the market for chief executive officer compensation.
C.Daniel D. Levin
Mr. Levin does not receive compensation from us for his services. Rather, we pay a service fee to OCM pursuant to the Services Agreement, as described under “Certain Relationships and Related Transactions, and Director Independence—BOH Services Agreement with OCM,” and OCM compensates Mr. Levin, including for the duties that he performs for us. Mr. Levin’s compensation is set by OCM.
D.John B. Frank
Mr. Frank received a share of the carried interest from our largest closed-end strategy, Opportunistic Credit, both in recognition of his historical contributions to the management of some of the strategy’s investments and in lieu of other compensation, such as a greater profit sharing percentage or additional OCGH units.
For 2023 Mr. Frank also received (a) 1.3% of the net incentive income of the Oaktree Operating Group from certain funds that existed as of December 31, 2014 (b) 1.0% of the net incentive income of Oaktree Operating Group from certain funds that started during 2015 or had substantial or final closings during 2015, and (c) 0.5% of the net incentive income of the Oaktree Operating Group from certain funds that started after December 31, 2015 or whose final or more substantial closing occurred after December 31, 2015.
Additionally, for 2023 Mr. Frank was entitled to receive profit sharing payments that reflect 0.5% of the net investment income and fee-related earnings of the Oaktree Operating Group subject to certain adjustments. Mr. Frank’s profit sharing of net incentive income, net investment income and fee-related earnings was subject to a cap of $2,000,000 in 2023.
Mr. Frank’s remuneration for 2023 was determined based on his responsibilities as Vice Chairman.
No Perquisites
We do not provide our executive officers with perquisites.

Summary Compensation Table for 2023
The following table provides summary information concerning the compensation of Jay S. Wintrob, our principal executive officer, Daniel D. Levin, our chief financial officer, and our two other most highly compensated executive officers as of December 31, 2023, for services rendered to us during 2023. As explained above, we only have four NEOs for fiscal year 2023 because none of our other executive officers receive compensation from us or our subsidiaries.
The figures in this table reflect carried interest and profit sharing arrangements that certain of our NEOs received from Oaktree Capital I and its consolidated subsidiaries, or, prior to November 30, 2022, received from Oaktree Capital I, OCM Cayman and their respective consolidated subsidiaries. Except with respect to carried interest and profit sharing arrangements that certain of our NEOs received from Oaktree Capital I and its consolidated subsidiaries, or, prior to November 30, 2022, received from Oaktree Capital I, OCM Cayman and their respective consolidated subsidiaries, our executive officers do not receive compensation or perquisites from us for their services. Rather, we pay a service fee to OCM pursuant to the Services Agreement, as described under “Certain Relationships and Related Transactions, and Director Independence— BOH Services Agreement with OCM,” and OCM compensates its officers and other employees that perform duties for us. Their compensation is set by OCM.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($) (1)	Total ($)
Bruce A. Karsh, Co-Chairman	2023	$—	$—	$—	$15,257	$15,257
	2022	$—	$—	$—	$173,423	$173,423
	2021	$—	$—	$—	$2,119,747	$2,119,747
Jay S. Wintrob, Chief Executive Officer	2023	$—	$—	$—	$1,381,451	$1,381,451
	2022	$—	$—	$—	$2,158,711	$2,158,711
	2021	$—	$—	$—	$10,347,945	$10,347,945
Daniel D. Levin, Chief Financial Officer	2023	$—	$—	$—	$—	$—
	2022	$—	$—	$—	$—	$—
	2021	$—	$—	$—	$—	$—
John B. Frank, Vice Chairman	2023	$—	$—	$—	$401,476	$401,476
	2022	$—	$—	$—	$671,560	$671,560
	2021	$—	$—	$—	$2,401,490	$2,401,490

(1)    Please see the “All Other Compensation Supplemental Table” below.

All Other Compensation Supplemental Table
The following table provides additional information regarding each component of the All Other Compensation column in the Summary Compensation Table:

Name	Year	Payments in Respect of Carried Interest (1)	Profits Participation (2)	Total
Bruce A. Karsh	2023	$15,257	$—	$15,257
	2022	$173,423	$—	$173,423
	2021	$2,119,747	$—	$2,119,747
Jay S. Wintrob	2023	$—	$1,381,451	$1,381,451
	2022	$—	$2,158,711	$2,158,711
	2021	$—	$10,347,945	$10,347,945
Daniel D. Levin	2023	$—	$—	$—
	2022	$—	$—	$—
	2021	$—	$—	$—
John B. Frank	2023	$3,704	$397,772	$401,476
	2022	$47,314	$624,246	$671,560
	2021	$827,477	$1,574,013	$2,401,490

(1)    Amounts included for 2023 represent amounts earned on an accrual basis in respect of participation interests in incentive income generated by our funds with respect to the year ended December 31, 2023. To the extent that timing differences may exist between when amounts are earned on an accrual basis and paid in cash, these amounts do not reflect actual cash carried interest distributions to the NEOs during such periods. Timing differences typically arise when cash is distributed in the quarter immediately following the one in which the related income was earned.
(2)    Amounts included for 2023 represent the amounts earned on an accrual basis in a given year in respect of the NEO’s annual profits participation interest.
Non-competition, Non-solicitation and Confidentiality Restrictions
Pursuant to the terms of OCGH’s partnership agreement or applicable equity grant agreements, our executive officers (including our NEOs) ) are subject to customary provisions regarding non-solicitation of our clients and employees, confidentiality, assignment of intellectual property and non-disparagement obligations. In addition, during their term of employment with Oaktree and for a period up to one year immediately following the resignation or termination of employment (other than a termination by us without cause), unless they, their family members and related entities have not held any OCGH units or OEP units in the twelve-month period immediately preceding the last day of their employment, our executive officers other than our current Chief Executive Officer (who is subject to separate obligations to Brookfield) may not, directly or indirectly:
•engage in any business activity in which we operate, including any Competitive Business (as defined below);
•render any services to any Competitive Business; or
•acquire a financial interest in or become actively involved with any Competitive Business (other than as a passive investor holding a minimal percentage of the stock of a public company).
Under the terms of OCGH’s partnership agreement or applicable equity grant agreements, and during the term of employment and for the two-year period immediately following the earlier of (a) resignation or termination of employment for any reason or (b) the executive officer, their family members and related entities ceasing to hold any OCGH units or OEP units, our executive officers may not solicit our customers or clients for a Competitive Business or induce any employee to leave our employ. Mr. Wintrob is also subject to restrictions on solicitation of customers, clients and employees under his employment agreement.
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
Grants of Plan-Based Awards in 2023
No grants of equity-based awards were made to our NEOs during the 2023 fiscal year. No grants of long-term incentive awards were made by us to our NEOs during the 2023 fiscal year.
Potential Payments upon Termination of Employment or Change in Control at 2024 Year End
We do not have any formal cash-based severance or change of control plans or agreements in place for any of our NEOs.
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
The following table sets forth the estimated value of the incentive income distributions that would be made in respect of the participating NEO’s unvested incentive income interests under the Carry Plans attributable to BOH, assuming those interests became fully vested on December 31, 2023 upon a termination of employment without cause or termination due to death, disability or resignation. No amount is payable or accelerated in respect of an interest in the incentive income upon an individual’s termination, regardless of the reason for the termination. Rather, an individual who is terminated will receive amounts payable as and when we receive the associated incentive income (which is expected to occur over a number of years) in accordance with the same payment schedule as would have been in effect in the absence of termination.
The values disclosed below in respect of the rights of participating NEOs to continue to participate in distributions of incentive income, whether at the same level as before termination or at a reduced level as described above under “—Potential Payments Upon Termination of Employment or Change in Control at 2024 Year End,” have been determined assuming that each of the funds in respect of which the participating NEOs would have a right to incentive income had been liquidated on December 31, 2023 and all of the funds’ assets distributed in accordance with their respective distribution provisions at a value equal to their book value as of December 31, 2023. We have calculated the amounts set forth below using these assumptions because distributions made on a liquidation basis would yield the maximum amounts potentially payable to each of the participating NEOs, had a termination of employment actually occurred on December 31, 2023. We note, however, that the values set forth below were computed based on assumptions that may not be accurate or applicable to a given circumstance of termination. The actual amounts to be paid upon a particular termination of employment cannot be directly determined since such payments would be based on several factors, including when termination of employment occurs, the circumstances of termination, the time period for fund liquidation, the investment performance of the fund and the value at which such liquidations actually occur, when Oaktree determines to make distributions from such funds, when income is realized from such funds and the actual amounts so realized.
Estimated Distributions in Respect of Acceleration of Unvested Incentive Income Interests

Name	Liquidation Value of Interests Subject to Vesting Acceleration
Bruce A. Karsh	$11,706,931
John B. Frank	$4,643,337
Impact of the Expiration of Mr. Wintrob’s Employment Agreement on March 31, 2024 on His Profit Sharing Payments
In accordance with the terms of his employment agreement, because Mr. Wintrob’s employment is expected to continue through March 31, 2024, Mr. Wintrob will be entitled as of such date pursuant to his employment agreement to: (i) the profit sharing payments, through the end of the first fiscal quarter of 2024, a portion of which are attributable to equity interests in Oaktree Capital I, OCM Cayman or their respective consolidated subsidiaries, and (ii) immediate vesting of all unvested Converted OCGH Units delivered in respect of prior profit sharing payments.
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
Director Compensation Table for 2023
The following table sets forth the cash and long-term incentive compensation paid to our outside directors listed below for the year ended December 31, 2023:

Name	Fees Earned or Paid in Cash (1)	Other Compensation (2)	Total
Steven J. Gilbert	$225,000	$100,000	$325,000
Depelsha T. McGruder	$125,000	$100,000	$225,000
Mansco Perry	$125,000	$100,000	$225,000
Marna C. Whittington	$140,000	$100,000	$240,000

(1)    Annual cash retainer and fees for serving on our board of directors and for serving on the Audit Committee of our Board. Mr. Gilbert also receives an annual cash retainer of $100,000 for serving as our lead outside director. The members of our board of directors also serve on the board of Oaktree Capital Holdings, LLC (formerly known as Atlas OCM Holdings, LLC) for no additional compensation.
(2)    Initial value of long-term incentive awards granted in 2023 under the Brookfield Oaktree Holdings, LLC Amended and Restated Long-Term Incentive Plan, subject to four-year vesting.
During 2023, we compensated our outside directors named above through an annual cash retainer of $100,000 and the grant of long-term incentive awards. Directors who were also employees of Oaktree during any portion of 2023, specifically Messrs. Marks, Karsh, Stone, Wintrob and Frank, and directors who were also employees of Brookfield during any portion of 2023, specifically Messrs. Flatt and Beber, do not receive any additional compensation for serving on our board of directors. Members of our audit committee received an additional annual retainer of $25,000, and the chair of the audit committee received an additional annual retainer of $15,000. The lead outside director received an additional annual retainer of $100,000. All members of the board of directors are reimbursed for their reasonable out-of-pocket expenses incurred in attending board meetings.
The long-term incentive awards granted in 2023 for Messrs. Gilbert and Perry, and Mss. McGruder and Whittington under the Brookfield Oaktree Holdings, LLC Amended and Restated Long-Term Incentive Plan had an initial value equal to $100,000.
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
Sheldon M. Stone
Bruce Flatt
Justin B. Beber
Steven J. Gilbert
Marna C. Whittington
Depelsha T. McGruder
Mansco Perry

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information regarding the current beneficial ownership of our Class A units, Class B units, Series A preferred units, Series B preferred units and of OCGH units and OEP units by:
•each person known to us to beneficially own more than 5% of any class of the outstanding voting securities of Brookfield Oaktree Holdings, LLC;
•each of our directors;
•each of our named executive officers; and
•all directors and executive officers as a group.
In the following table, the applicable percentage ownership with respect to the Class A units and the Class B units beneficially owned represents the applicable unitholder’s holdings of Class A units and Class B units, respectively, as a percentage of 109,198,991 Class A units outstanding and 50,930,598 Class B units outstanding, respectively, as of March 19, 2024. The applicable percentage ownership with respect to the OCGH or OEP units beneficially owned represents the applicable unitholder’s holdings of OCGH or OEP units as a percentage of the 160,129,589 Oaktree Operating Group units outstanding as of March 19, 2024. The applicable unitholder’s aggregate holdings of Class A units, OCGH units and OEP units represents such unitholder’s aggregate economic interest in the Oaktree Operating Group.
Beneficial ownership is determined in accordance with the rules of the SEC. Under these rules, more than one person may be deemed a beneficial owner of the same securities, and a person may be deemed a beneficial owner of securities as to which he has no economic interest. To our knowledge, except as otherwise set forth in the notes to the following table, each person named in the table has sole voting and investment power with respect to all of the interests shown as beneficially owned by such person, subject to applicable community property laws. Unless otherwise specified, the address of each person named in the table is c/o Brookfield Oaktree Holdings, LLC, 333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071.

	Class A Units Beneficially Owned		Class B Units Beneficially Owned			OCGH/ OEP Units Beneficially Owned (1)		Series A Preferred Units Beneficially Owned		Series B Preferred Units Beneficially Owned
Named Executive Officers and Directors	Number	Percent	Number		Percent	Number	Percent	Number	Percent	Number	Percent
Howard S. Marks	—	—	—	(2)	—	11,249,454	7.0%	—	—	—	—
Bruce A. Karsh	—	—	—	(2)	—	9,605,178	6.0	—	—	—	—
Jay S. Wintrob	—	—	—		—	165,869	*	—	—	—	—
John B. Frank	—	—	—		—	1,360,549	*	—	—	—	—
Daniel D. Levin	—	—	—		—	179,202	*	—	—	—	—
Sheldon M. Stone	—	—	—		—	6,493,406	4.1	—	—	—	—
Justin B. Beber	—	—	—		—	—	—	—	—	—	—
Bruce Flatt	—	—	—		—	—	—	—	—	—	—
Steven J. Gilbert	—	—	—		—	—	*	19,211	*	30,000	*
Depelsha T. McGruder	—	—	—		—	—	—	—	—	—	—
Mansco Perry	—	—	—		—	—	—	1,000	*	—	*
Marna C. Whittington	—	—	—		—	1,770	*	—	—	—	—
All executive officers and directors as a group (12 persons)	—	—	—		—	29,055,428	18.1	20,211	*	30,000	*
5% Unitholders
Oaktree Capital Group Holdings, L.P.	—	—	50,930,598		100%	—	—	—	—	—	—
Brookfield Corporate Treasury Ltd.	109,198,991	100%	—		—	—	—	—	—	—	—

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
(2)    Excludes 50,930,598 Class B units held by OCGH. The general partner of OCGH is Oaktree Capital Group Holdings GP, LLC. In their capacities as members of the executive committee of Oaktree Capital Group Holdings GP, LLC holding more than 50% of the aggregate number of OCGH units held by all of the members of the executive committee as a group, Mr. Marks and Mr. Karsh may be deemed to be beneficial owners of the securities held by OCGH. Each of Mr. Marks and Mr. Karsh disclaims beneficial ownership of such securities.

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
2022 Restructuring
On November 30, 2022, in connection with an internal Oaktree reorganization to facilitate the separation of Brookfield’s capital business and asset management business, we and certain other entities entered into a restructuring agreement related to the 2022 Restructuring. As a result of the 2022 Restructuring, we (i) distributed all of our interests in the economic shares of Oaktree Holdings, Ltd., the parent entity of OCM Cayman, to our sole Class A unitholder and (ii) transferred all of our interests in the voting shares of Oaktree Holdings, Ltd. to Oaktree Capital Holdings, LLC (formerly known as Atlas OCM Holdings, LLC), which is a non-subsidiary affiliate of ours. Accordingly, subsequent to the 2022 Restructuring, the Company’s operations are now conducted through an indirect economic interest in only one of the Oaktree Operating Group entities, specifically Oaktree Capital I, and because we no longer hold an economic interest in OCM Cayman or a voting interest in its general partner, OCM Cayman was deconsolidated as of the effective date of the 2022 Restructuring. Further, we concluded that we are no longer the primary beneficiary for CLOs as their direct ownership interests are held by OCM Cayman. Additionally, subsequent to the 2022 Restructuring, we no longer earn management fees or subadvisory fees from our funds or our affiliates, and we are generally only entitled to earn one-third of the incentive income attributable to Oaktree Capital I in respect of our closed-end funds established in 2022 or later and in respect of incentive income from our evergreen funds earned subsequent to January 1, 2023.

2024 Restructuring

During the second quarter of 2024, subject to obtaining certain regulatory approvals, another internal Oaktree reorganization is expected to be effected whereby, among other things, the General Partner of Oaktree Capital I will be changed from Brookfield OCM Holdings II, LLC (formerly known as OCM Holdings I, LLC) to Oaktree Capital I GP, LLC, a newly formed subsidiary of Oaktree Capital Holdings, LLC (formerly known as Atlas OCM Holdings, LLC), but Brookfield OCM Holdings II, LLC will remain a limited partner of Oaktree Capital I and retain its economic interest therein (the “2024 Restructuring”). See Item 8.01 of the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2024 for more information about the 2024 Restructuring.

Letter Agreement with OCH

On March 20, 2024, the Company entered into a letter agreement (the “Letter Agreement”) with OCH whereby OCH agreed that, so long as any (i) of the preferred units or (ii) the Series A Preferred Mirror Units or the Series B Preferred Mirror Units of Oaktree Capital I (collectively, the “Preferred Mirror Units”) are outstanding, for any then-current quarterly distribution period, unless distributions have been declared and paid or declared and set apart for payment on the preferred units or the Preferred Mirror Units, then, in each case for such then-current quarterly distribution period only, OCH (a) shall not cause or permit any of its operating subsidiaries to repurchase such operating subsidiary’s common units or other junior units and (b) shall not cause or permit any of its operating subsidiaries to declare or pay or set apart payment for distributions on any of such operating subsidiary’s common units or other junior units, other than, in the case of each of clauses (a) and (b), certain permitted distributions, or repurchases or distributions the proceeds of which are used, directly or indirectly, to effect any permitted distribution.

BOH Services Agreement with OCM
BOH entered into a Services Agreement with OCM effective October 1, 2019 (the “Services Agreement”). OCM was an operating subsidiary of BOH prior to the 2019 Restructuring and provides certain services relating to the management and operation of our business.
Under the Services Agreement, we are required to pay a fee of $750,000 to OCM annually for the services provided, payable in quarterly installments.
The Services Agreement has an indefinite term but may be terminated by us or OCM upon at least 90 days’ written notice to the other party. We incurred service fees of $750,000 for fiscal year 2023 under the Services Agreement.
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

Each of the Oaktree Operating Group partnerships has an identical number of common units outstanding, and we use the term “Oaktree Operating Group unit” to refer, collectively, to a common unit in each of the Oaktree Operating Group partnerships. As of March 19, 2024, there were 160,129,589 Oaktree Operating Group units outstanding. The holders of Oaktree Operating Group units, including units in Oaktree Capital I and the holding companies through which we indirectly own units in Oaktree Capital I, will incur U.S. federal, state and local income taxes on their proportionate share of any net taxable income of the Oaktree Operating Group. Net profits and net losses of Oaktree Operating Group units generally are allocated to the holders of such units (including the intermediate holding companies) pro rata in accordance with the percentages of their respective interests. The partnership agreement of each Oaktree Operating Group partnership provides for cash distributions, which we refer to as “tax distributions,” to the partners of such partnership if we determine that the allocation of the partnership’s income will give rise to taxable income for its partners. Generally, these tax distributions are computed based on our estimate of the net taxable income of the relevant entity allocable to a partner multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporate resident in Los Angeles, California or New York, New York (taking into account the nondeductibility of certain expenses and the character of our income). Tax distributions are made only to the extent that all distributions from the Oaktree Operating Group for the relevant year were insufficient to cover such tax liabilities.
The partnership agreements of the Oaktree Operating Group partnerships also provide that substantially all of our expenses will be borne by the Oaktree Operating Group.
In connection with the Mergers and the 2019 Restructuring, the partnership agreements of the Oaktree Operating Group entities were amended in order to (i) align the governance provisions with the provisions of our operating agreement and the operating agreement of Oaktree Capital Holdings, LLC, (ii) provide for cash distributions to be made in a manner consistent with the payment of obligations under any notes that may be issued pursuant to the exchange mechanism in the Exchange Agreement, (iii) provide for non-pro rata distributions to discharge expenses relating to indemnification of directors, officers and other indemnitees under our operating agreement and the operating agreement of Oaktree Capital Holdings, LLC, and (iv) provide for the payment of certain expenses of the Oaktree Operating Group. The amendments also aligned the partnership agreements of the Oaktree Operating Group entities with the cash distribution policy adopted at the closing of the Mergers, which generally provides for the distribution by entities within the Oaktree Operating Group to their equity holders of at least 85% of the cash available for distribution (taking into account the special distributions described in this paragraph).
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

Investments in Funds
Our directors and executive officers are permitted to invest their own capital (or the capital of family trusts or other estate planning vehicles they control) in Oaktree funds. These investment opportunities are available to all Oaktree professionals who Oaktree has determined have a status that reasonably permits Oaktree to offer them these types of investments in compliance with applicable laws and regulations. These investment opportunities are available on the same terms and conditions as those applicable to third-party investors in Oaktree funds and bear their share of management fees, except that they are not subject to incentive fees. As of December 31, 2023, Oaktree manages approximately $0.9 billion of AUM invested by our directors and executive officers and certain current and former Oaktree employees in Oaktree funds. During the year ended December 31, 2023, the following directors and executive officers made the following contributions of their own capital (and/or the capital of family trusts or other estate planning vehicles they control) to Oaktree funds and are expected to continue to contribute capital in Oaktree funds from time to time: Mr. Marks contributed an aggregate of $13,935,000; Mr. Karsh and entities affiliated with Mr. Karsh contributed an aggregate of $42,410,724; Mr. Frank contributed an aggregate of $2,833,715; Mr. Stone contributed an aggregate of $4,475,701; Mr. Wintrob and entities affiliated with Mr. Wintrob contributed an aggregate of $3,837,568; and Mr. Levin contributed an aggregate of $841,488, respectively. During the year ended December 31, 2023, the following directors and executive officers (and/or family trusts or other estate planning vehicles they control) received the following net distributions from Oaktree funds as a result of their invested capital: Mr. Stone received $6,226,918; Mr. Wintrob and entities affiliated with Mr. Wintrob received $2,032,930; Mr. Frank received $1,289,279; Mr. Karsh and entities affiliated with Mr. Karsh received an aggregate of $69,501,397; Mr. Marks received $2,689,718; and Mr. Levin received $268,742, respectively.
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
Director Independence
Because our preferred equity, but not our common equity, is listed on the NYSE, the corporate governance standards of the NYSE do not generally apply to us, other than the requirement to maintain an audit committee that satisfies the requirements of Rule 10A-3 under the Exchange Act, and related certification requirements. Presently, in applying such requirements, the board of directors has determined that the members of its audit committee, Messrs. Gilbert and Perry and Mss. McGruder and Whittington, satisfy the requirements of such rule.

Item 14. Principal Accounting Fees and Services
The following table sets forth the aggregate fees for professional services provided by our independent registered public accounting firm, Ernst & Young LLP, for the years ended December 31, 2023 and 2022.

	For the Year Ended December 31,
	2023		2022
	Brookfield Oaktree Holdings, LLC	Oaktree Consolidated Funds and Affiliates	Brookfield Oaktree Holdings, LLC	Oaktree Consolidated Funds and Affiliates
	($ in thousands)
Audit fees (1)	$930	$400	$3,619	$645
Audit-related fees (2)	—	—	754	212
Tax fees (3)	409	220	6,789	1,420

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
(3)    Tax fees consist of fees related to tax compliance and tax advisory services. Tax fees in 2023 include $559 for tax compliance services and $70 for tax advisory services. Tax fees in 2022 include $4,408 for tax compliance services and $3,801 for tax advisory services.
In accordance with our audit committee charter, the audit committee is required to approve, in advance, all audit and non-audit services to be provided by our independent registered public accounting firm. All services reported in the Audit, Audit-related and Tax categories above were approved by the audit committee. Our audit committee charter is available on our website at www.oaktreecapital.com under the “Investors” section.

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

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 21, 2024

Brookfield Oaktree Holdings, LLC
By:	/s/ Daniel D. Levin
Name:	Daniel D. Levin

Title:	Chief Financial Officer and Secretary
 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on this 21st day of March 2024:

Signature	Title
/s/ Howard S. Marks
Howard S. Marks	Director and Co-Chairman
/s/ Bruce A. Karsh
Bruce A. Karsh	Director and Co-Chairman
/s/ John B. Frank
John B. Frank	Director and Vice Chairman
/s/ Nicholas H. Goodman
Nicholas H. Goodman	Chief Executive Officer (Principal Executive Officer)
/s/ Daniel D. Levin
Daniel D. Levin	Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)
/s/ Sheldon M. Stone
Sheldon M. Stone	Director
/s/ Justin B. Beber
Justin B. Beber	Director
/s/ Bruce Flatt
Bruce Flatt	Director
/s/ Steven J. Gilbert
Steven J. Gilbert	Director
/s/ Depelsha McGruder
Depelsha McGruder	Director
/s/ Mansco Perry
Mansco Perry	Director
/s/ Marna C. Whittington
Marna C. Whittington	Director

EXHIBITS INDEX

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Formation of the Registrant effective as of March 15, 2024. †

3.2
Seventh Amended and Restated Operating Agreement of the Registrant dated as of March 15, 2024 (including Unit Designation, dated as of November 16, 2015, Unit Designation with respect to the Series A Preferred Units, dated May 17, 2018, and Unit Designation with respect to the Series B Preferred Units, dated August 9, 2018). †

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

4.3.1
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

4.3.2
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

4.4
Third Amendment and Joinder to the 2014 Note and Guaranty Agreement, dated as of April 7, 2023, by and among Oaktree Capital Management, L.P., Oaktree Capital I, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P. and Oaktree Capital Management (Cayman), L.P. and each of the holders party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the SEC on May 15, 2023).

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

4.8.1
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

4.8.2
Second Amendment and Joinder to the 2016 Note and Guaranty Agreement, dated as of April 7, 2023, by and among Oaktree Capital Management, L.P., Oaktree Capital I, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P. and Oaktree Capital Management (Cayman), L.P. and each of the holders party thereto (incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the SEC on May 15, 2023).

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

4.10.1
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

4.10.2
Second Amendment and Joinder to the 2017 Note and Guaranty Agreement, dated as of April 7, 2023, by and among Oaktree Capital Management, L.P., Oaktree Capital I, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P. and Oaktree Capital Management (Cayman), L.P. and each of the holders party thereto (incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the SEC on May 15, 2023).

4.11	Form of 3.78% Senior Notes due December 18, 2032 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 17, 2017).

4.12
Note and Guaranty Agreement, dated as of May 20, 2020, by and among Oaktree Capital Management, L.P., Oaktree Capital I, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P. and each of the purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 26, 2020).

4.12.1
Amendment and Joinder to the 2020 Note and Guaranty Agreement, dated as of April 7, 2023, by and among Oaktree Capital Management, L.P., Oaktree Capital I, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P. and Oaktree Capital Management (Cayman), L.P. and each of the holders party thereto (incorporated by reference to Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the SEC on May 15, 2023).

4.13	Form of 3.64% Senior Notes, Series A, due July 22, 2030 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 26, 2020).

4.14	Form of 3.84% Senior Notes, Series B, due July 22, 2035 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 26, 2020).

4.15
Description of securities registered under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 2, 2020).

4.16
Note and Guaranty Agreement, dated as of November 4, 2021, by and among Oaktree Capital Management, L.P., Oaktree Capital I, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P. and each of the purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 8, 2021).

4.16.1
Amendment and Joinder to the 2021 Note and Guaranty Agreement, dated as of April 7, 2023, by and among Oaktree Capital Management, L.P., Oaktree Capital I, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P. and Oaktree Capital Management (Cayman), L.P. and each of the holders party thereto (incorporated by reference to Exhibit 4.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the SEC on May 15, 2023).

4.17	Form of 3.06% Senior Notes due January 12, 2037 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 8, 2021).

4.18
Note and Guaranty Agreement, dated as of March 30, 2022, by and among Oaktree Capital I, L.P., Oaktree Capital Management, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P. and each of the purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 5, 2022).

4.18.1
Amendment and Joinder to the 2022 Note and Guaranty Agreement, dated as of April 7, 2023, by and among Oaktree Capital Management, L.P., Oaktree Capital I, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P. and Oaktree Capital Management (Cayman), L.P. and each of the holders party thereto (incorporated by reference to Exhibit 4.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the SEC on May 15, 2023).

4.19	Form of 2.20% Senior Notes, Series A, due June 8, 2032 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 5, 2022).

4.20	Form of 2.40% Senior Notes, Series B, due June 8, 2034 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 5, 2022).

4.21	Form of 2.58% Senior Notes, Series C, due June 8, 2037 (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 5, 2022).

10.1
Fifth Amended and Restated Limited Partnership Agreement of Oaktree Capital I, L.P., dated as of March 20, 2023 (including Unit Designation with respect to the Series A Preferred Mirror Units of Oaktree Capital I, L.P., dated May 17, 2018, and Unit Designation with respect to the Series B Preferred Mirror Units of Oaktree Capital I, L.P., dated August 9, 2018). (incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 21, 2023, as amended on April 13, 2023)

10.2
Restructuring Agreement, dated as of September 30, 2019, by and among Brookfield Asset Management Inc., Oaktree Capital Group, LLC, Berlin Merger Sub, LLC, Oslo Holdings LLC, Oslo Holdings Merger Sub LLC, Brookfield Holdings Canada Inc., Brookfield US Holdings, Inc., Brookfield US Inc., Atlas Holdings, LLC, Atlas OCM Holdings, LLC, Oaktree Capital Group Holdings, L.P. and the other parties thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed with the SEC on November 7, 2019).

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

10.3.1
Amendment to the Third Amended and Restated Tax Receivable Agreement, dated April 13, 2023, by and among Brookfield Corporation (formerly known as Brookfield Asset Management Inc.), Oaktree New Holdings LLC, Oaktree AIF Holdings II, LLC, Oaktree Capital II, L.P., Oaktree Capital Management, L.P., Oaktree Investment Holdings, L.P., Oaktree AIF Investments, L.P., Oaktree Capital Group Holdings, L.P. and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the SEC on May 13, 2023).

10.4
Fourth Amended and Restated Exchange Agreement, dated as of February 22, 2023, by and among Atlas Top LLC, Atlas OCM Holdings, LLC, Oaktree Capital Group, LLC, OCM Holdings I, LLC, Oaktree New Holdings, LLC, Oaktree AIF Holdings II, LLC, Oaktree Holdings, Ltd., Oaktree Capital Group Holdings, L.P., Oaktree Capital I, L.P., Oaktree Capital II, L.P., Oaktree Capital Management, L.P., Oaktree Capital Management (Cayman), L.P., Oaktree AIF Investments, L.P., Oaktree Investment Holdings, L.P., OCGH ExchangeCo, L.P. and the other parties thereto. (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 21, 2023, as amended on April 13, 2023).

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

10.8*	Amended and Restated Brookfield Oaktree Holdings, LLC 2011 Equity Incentive Plan. †

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

10.15
Letter Agreement, dated as of June 29, 2023, by and between Brookfield Corporate Treasury Ltd. and Oaktree Capital Group, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed with the SEC on August 12, 2023).

10.16
Letter Agreement, dated as of June 29, 2023, by and between BP US REIT LLC and Oaktree Capital Group, LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed with the SEC on August 12, 2023).

10.17	Letter Agreement, dated as of March 20, 2024, by and between Brookfield Oaktree Holdings, LLC and Oaktree Capital Holdings, LLC. †

10.18
Dealer Manager Agreement, dated November 2, 2021, by and between Brookfield Real Estate Income Trust Inc. and Brookfield Oaktree Wealth Solutions LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed with the SEC on June 29, 2023).

10.19
Amended and Restated Advisory Agreement, dated March 21, 2022, by and among Brookfield Real Estate Income Trust Inc., Brookfield REIT Operating Partnership L.P. and Brookfield REIT Adviser LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed with the SEC on June 29, 2023).

10.20
Amendment No. 1 to the Amended and Restated Advisory Agreement, dated August 9, 2022, by and among Brookfield Real Estate Income Trust Inc., Brookfield REIT Operating Partnership L.P. and Brookfield REIT Adviser LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, filed with the SEC on June 29, 2023).

10.21
Option Investments Sub-Advisory Agreement, dated November 2, 2021, by and among Brookfield Real Estate Income Trust Inc., Brookfield REIT Operating Partnership L.P., Brookfield REIT Adviser LLC and Oaktree Fund Advisors, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K, filed with the SEC on June 29, 2023).

10.22
Amendment No. 1 to Option Investments Sub-Advisory Agreement, dated March 21, 2022, by and among Brookfield Real Estate Income Trust Inc., Brookfield REIT Operating Partnership L.P., Brookfield REIT Adviser LLC and Oaktree Fund Advisors, LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K, filed with the SEC on June 29, 2023).

10.23
Option Investments Purchase Agreement, dated November 2, 2021, by and among Brookfield Real Estate Income Trust Inc., Brookfield REIT Operating Partnership L.P., Brookfield REIT Adviser LLC, and Oaktree Fund Advisors, LLC incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K, filed with the SEC on June 29, 2023).

10.24
Uncommitted Unsecured Line of Credit, dated November 2, 2021, by and between Brookfield US Holdings Inc. and Brookfield REIT Operating Partnership L.P. (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K, filed with the SEC on June 29, 2023).

10.25
First Amendment to Uncommitted Unsecured Line of Credit, dated November 10, 2022, but effective as of November 2, 2022, by and among Brookfield Corporate Treasury Limited, Brookfield REIT Operating Partnership L.P., and Brookfield US Holdings Inc (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K, filed with the SEC on June 29, 2023).

10.26*	Brookfield Oaktree Holdings, LLC Amended and Restated Long-Term Incentive Plan. †

10.27*
Form of Award Agreement under the Oaktree Capital Group, LLC Long-Term Incentive Plan (incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021).

10.28*
Summaries of compensation for Daniel D. Levin and John B. Frank (incorporated by reference to sections C and D, respectively, under “Executive Compensation-Compensation Discussion and Analysis-Compensation of the Individual NEOs” on pages 128-134 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 21, 2024).

21.1	Subsidiaries of the Registrant.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

97	Recovery of Incentive-Based Compensation from Executive Officers in Event of Accounting Restatement. †

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

 *    Management contract or compensatory plan or arrangement.
†    Filed herewith.