Form 10-Q
period 2024-03-31
Brookfield Oaktree Holdings, LLC
filed 2024-05-10
CIK 1403528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
FORM 10-Q
________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2024
or
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

Oaktree Capital Group, LLC
(Former name, Former Address and Former Fiscal Year, if Changed Since Last Report)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of May 8, 2024, there were 116,373,234 Class A units and 43,756,355 Class B units of the registrant outstanding.

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
In addition to factors previously disclosed in Brookfield Oaktree Holdings, LLC’s (“BOH”) reports filed with securities regulators in the United States and those identified elsewhere in this quarterly report, the following factors, among others, could cause actual results to differ materially from forward-looking statements and information or historical performance: the ability of BOH to retain and hire key service providers; the continued availability of capital and financing; the business, economic and political conditions in the markets in which BOH operates; changes in BOH’s anticipated revenue and income, which are inherently volatile; changes in the value of BOH’s investments; the pace of Oaktree’s raising of new funds; changes in assets under management; the timing and receipt of, and impact of taxes on, carried interest; distributions from and liquidation of Oaktree’s existing funds; the amount and timing of distributions on BOH’s preferred units; changes in BOH’s operating or other expenses; the degree to which BOH encounters competition; and general political, economic and market conditions.
Any forward-looking statements and information speak only as of the date of this quarterly report or as of the date they were made, and except as required by law, BOH does not undertake any obligation to update forward-looking statements and information. For a more detailed discussion of these factors, also see the information under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in BOH’s most recent report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”) (our “annual report”), and in this quarterly report, and in each case any material updates to these factors contained in any of BOH’s future filings.
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
“OCGH unitholders” refers collectively to Oaktree‘s senior executives, current and former Oaktree employees and their respective transferees who hold interests in the Oaktree Operating Group through OCGH.
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
“net asset value,” or “NAV,” refers to the value of all the assets of a fund (including cash and accrued interest and dividends) less all liabilities of the fund (including accrued expenses and any reserves established by us, in our discretion, for contingent liabilities) without reduction for accrued incentives because they are reflected in the partners’ capital of the fund.
“preferred units” or “preferred unitholders” refer to the Series A and Series B preferred units of BOH or Series A and Series B preferred unitholders, respectively, unless otherwise specified.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Brookfield Oaktree Holdings, LLC
Condensed Consolidated Statements of Financial Condition (Unaudited)
($ in thousands)

	As of
	March 31, 2024	December 31, 2023
Assets
Cash and cash-equivalents	$58,134	$28,507
U.S. Treasury and other securities	250,000	—
Corporate investments (includes $384,763 and $402,620 measured at fair value as of March 31, 2024 and December 31, 2023, respectively)	1,438,991	1,532,208
Due from affiliates	73,971	232,485
Other assets	66,737	66,650
Assets of consolidated funds:
Cash and cash-equivalents	383,831	308,172
Investments, at fair value	5,771,776	5,143,677
Dividends and interest receivable	45,385	37,839
Receivable for securities sold	43,899	118,851
Derivative assets, at fair value	9,308	9,133
Other assets, net	106,637	78,411
Total assets	$8,248,669	$7,555,933
Liabilities and Unitholders’ Capital
Liabilities:
Accrued compensation expense	$87,940	$138,841
Accounts payable, accrued expenses and other liabilities	3,672	3,837
Due to affiliates	22,068	62,759
Debt obligations (Note 8)	217,040	219,682
Liabilities of consolidated funds:
Accounts payable, accrued expenses and other liabilities	30,319	14,701
Payables for securities purchased	385,318	124,789
Derivative liabilities, at fair value	18,961	22,230
Distributions payable	577	95,690
Debt obligations of the consolidated funds	1,056,293	951,950
Debt obligations of CLOs	381,666	—
Total liabilities	2,203,854	1,634,479
Commitments and contingencies (Note 13)
Non-controlling redeemable interests in consolidated funds	3,344,952	3,336,548
Unitholders’ capital:
Series A preferred units, 7,200,000 units issued and outstanding as of March 31, 2024 and December 31, 2023	173,669	173,669
Series B preferred units, 9,400,000 units issued and outstanding as of March 31, 2024 and December 31, 2023	226,915	226,915
Class A units, no par value, unlimited units authorized, 109,198,991 and 109,198,991 units issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Class B units, no par value, unlimited units authorized, 50,930,598 and 50,915,764 units issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Paid-in capital	1,527,933	1,529,909
Retained earnings	402,582	334,314
Accumulated other comprehensive loss	(14,115)	(13,096)
Unitholders’ capital attributable to Brookfield Oaktree Holdings, LLC	2,316,984	2,251,711
Non-controlling interests in consolidated subsidiaries	382,879	333,195
Total unitholders’ capital	2,699,863	2,584,906
Total liabilities and unitholders’ capital	$8,248,669	$7,555,933
Please see accompanying notes to condensed consolidated financial statements.

Brookfield Oaktree Holdings, LLC
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per unit amounts)

	Three months ended March 31,
	2024	2023
Revenues:
Incentive income	$115,329	$59,401
Expenses:
Compensation and benefits	(199)	(91)
Incentive income compensation	(26,320)	(58,538)
Total compensation and benefits expense	(26,519)	(58,629)
General and administrative	(3,389)	(1,924)
Consolidated fund expenses	(20,575)	(14,136)
Total expenses	(50,483)	(74,689)
Other income (loss):
Interest expense	(22,215)	(16,549)
Interest and dividend income	121,384	66,809
Net realized (loss) gain on consolidated funds’ investments	(51,776)	31,680
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	117,474	(25,182)
Investment income	18,240	51,722
Total other income	183,107	108,480
Income before income taxes	247,953	93,192
Income taxes	—	—
Net income	247,953	93,192
Less:
Net income attributable to non-controlling interests in consolidated funds	(111,610)	(27,734)
Net income attributable to non-controlling interests in consolidated subsidiaries	(52,728)	(19,700)
Net income attributable to Brookfield Oaktree Holdings, LLC	83,615	45,758
Net income attributable to preferred unitholders	(6,829)	(6,829)
Net income attributable to Brookfield Oaktree Holdings, LLC Class A unitholders	$76,786	$38,929

Distributions declared per Class A unit	$0.14	$0.11
Net income per Class A unit (basic and diluted):
Net income per Class A unit	$0.70	$0.39
Weighted average number of Class A units outstanding	109,199	99,238

Please see accompanying notes to condensed consolidated financial statements.

Brookfield Oaktree Holdings, LLC
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three months ended March 31,
	2024	2023

Net income	$247,953	$93,192
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(1,495)	(36)
Other comprehensive loss, net of tax	(1,495)	(36)
Total comprehensive income	246,458	93,156
Less:
Comprehensive income attributable to non-controlling interests in consolidated funds	(111,610)	(27,734)
Comprehensive income attributable to non-controlling interests in consolidated subsidiaries	(52,253)	(19,686)
Comprehensive income attributable to BOH	82,595	45,736
Comprehensive income attributable to preferred unitholders	(6,829)	(6,829)
Comprehensive income attributable to BOH Class A unitholders	$75,766	$38,907

Please see accompanying notes to condensed consolidated financial statements.

Brookfield Oaktree Holdings, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$247,953	$93,192
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income	(18,240)	(51,722)
Net realized and unrealized gain from consolidated funds’ investments	(65,698)	(6,498)
Accretion of original issue and market discount of consolidated funds’ investments, net	(18,589)	(7,819)
Distributions of investment income and settlements of derivative instruments	19,924	(10,687)
Other non-cash items	1,720	(35)
Cash flows due to changes in operating assets and liabilities:
Increase in other assets	(217)	(975)
Decrease in net due from affiliates	117,790	164,302
Decrease in accrued compensation expense	(50,901)	(9,483)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(165)	(1,252)
Cash flows due to changes in operating assets and liabilities of consolidated funds:
Increase in dividends and interest receivable	(9,944)	(4,696)
Decrease (increase) in due from brokers	—	34,749
Decrease (increase) in receivables for securities sold	74,941	(28,500)
Decrease (increase) in other assets	(28,469)	(9,606)
Decrease in accounts payable, accrued expenses and other liabilities	(80,463)	(977)
Increase (decrease) in payables for securities purchased	234,557	(21,333)
Purchases of securities	(1,226,773)	(1,369,074)
Proceeds from maturities and sales of securities	565,653	1,073,860
Net cash provided (used) in operating activities	(236,921)	(156,554)
Cash flows from investing activities:
Purchases of U.S. Treasury and other securities	(250,000)	—
Corporate investments in funds and companies	(3,568)	(43,547)
Distributions and proceeds from corporate investments in funds and companies	120,711	71,563
Net cash (used) provided by investing activities	(132,857)	28,016

(continued)

Please see accompanying notes to condensed consolidated financial statements.

Brookfield Oaktree Holdings, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) — (Continued)
(in thousands)

	Three months ended March 31,
	2024	2023
Cash flows from financing activities:
Capital (distributions)/ contributions, net	$(271)	$149,214
Distributions to Class A unitholders	(14,758)	(1,576)
Distributions to OCGH unitholders	(7,658)	(6,274)
Distributions to preferred unitholders	(6,829)	(6,829)
Cash flows from financing activities of consolidated funds:
Contributions from non-controlling interests	89,612	606,515
Distributions to non-controlling interests	(26,149)	(29,533)
Payment of debt issuance costs	(1,687)	—
Borrowings on credit facilities	871,492	50,300
Repayments on credit facilities	(423,731)	(352,101)
Net cash provided by financing activities	480,021	409,716
Effect of exchange rate changes on cash	(4,187)	5,300
Net (decrease) increase in cash and cash-equivalents	106,056	286,478
Initial consolidation (deconsolidation) of funds	(770)	—
Cash and cash-equivalents, beginning balance	336,679	176,130
Cash and cash-equivalents, ending balance	$441,965	$462,608

Reconciliation of cash and cash-equivalents
Cash and cash-equivalents – Oaktree	$58,134	$163,450
Cash and cash-equivalents – consolidated funds	383,831	299,158
Total cash and cash-equivalents	$441,965	$462,608

Please see accompanying notes to condensed consolidated financial statements.

Brookfield Oaktree Holdings, LLC
Condensed Consolidated Statements of Changes in Unitholders’ Capital (Unaudited)
(in thousands)

	Brookfield Oaktree Holdings, LLC							Non-controlling Interests in Consolidated Subsidiaries	Total Unitholders’ Capital
	Class A Units	Class B Units	Series A Preferred Units	Series B Preferred Units	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)

Unitholders’ capital as of December 31, 2023	109,199	50,916	$173,669	$226,915	$1,529,909	$334,314	$(13,096)	$333,195	$2,584,906
Activity for the three months ended:
Net issuance of units	—	15	—	—	—	—	—	—	—
Equity reallocation between controlling and non-controlling interests	—	—	—	—	(1,976)	—	—	1,705	(271)
Distributions declared	—	—	(2,981)	(3,848)	—	(8,518)	—	(4,273)	(19,620)
Net income	—	—	2,981	3,848	—	76,786	—	52,728	136,343
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(1,020)	(475)	(1,495)
Unitholders’ capital as of March 31, 2024	109,199	50,931	$173,669	$226,915	$1,527,933	$402,582	$(14,116)	$382,880	$2,699,863

	Brookfield Oaktree Holdings, LLC							Non-controlling Interests in Consolidated Subsidiaries	Total Unitholders’ Capital
	Class A Units	Class B Units	Series A Preferred Units	Series B Preferred Units	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)

Unitholders’ capital as of December 31, 2022	103,081	56,922	173,669	$226,915	908,142	246,353	(9,101)	360,660	$1,906,638
Activity for the three months ended:
Net issuance of units	—	122	—	—	—	—	—	—	—
Cancellation of units associated with forfeitures	—	(9)	—	—	—	—	—	—	—
Capital contributions	—	—	—	—	150,000	—	—	—	150,000
Equity reallocation between controlling and non-controlling interests	—	—	—	—	(2,271)	—	—	1,785	(486)
Distributions declared	—	—	(2,981)	(3,848)	—	(1,576)	—	(6,274)	(14,679)
Net income	—	—	2,981	3,848	—	38,929	—	19,700	65,458
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(22)	(14)	(36)
Unitholders’ capital as of March 31, 2023	103,081	57,035	$173,669	$226,915	$1,055,871	$283,706	$(9,123)	$375,857	$2,106,895

Please see accompanying notes to condensed consolidated financial statements.

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2024
($ in thousands, except where noted)

1. ORGANIZATION AND BASIS OF PRESENTATION
As used in these condensed consolidated financial statements:
“Oaktree” refers to the Oaktree Operating Group and, where applicable, their respective subsidiaries and affiliates; and
the “Company” refers to Brookfield Oaktree Holdings, LLC and, where applicable, its subsidiaries and affiliates.
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
From the date of the 2019 Restructuring until the date of the 2022 Restructuring, the Company’s operations were conducted through indirect economic interests in only two of these six Oaktree Operating Group entities,

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2024
($ in thousands, except where noted)
specifically Oaktree Capital I and OCM Cayman. As a result of the 2022 Restructuring, however, the Company (i) distributed all of its interests in the economic shares of Oaktree Holdings, Ltd., the parent entity of OCM Cayman, to its sole Class A unitholder and (ii) transferred all of its interests in the voting shares of Oaktree Holdings, Ltd. to Oaktree Capital Holdings, LLC (“OCH”) which is a non-subsidiary affiliate of the Company. Accordingly, subsequent to the 2022 Restructuring, the Company’s operations are now conducted through an indirect economic interest in only one of the Oaktree Operating Group entities, specifically Oaktree Capital I, and because the Company no longer controls or has an economic interest in OCM Cayman, OCM Cayman was deconsolidated as of the Effective Date of the 2022 Restructuring. Additionally, the Company concluded that it is no longer the primary beneficiary for CLOs whose direct ownership interests are held by OCM Cayman.
OCM, an affiliate of the Company, has since the 2019 Restructuring provided certain administrative and other services relating to the operations of the Company’s business. These services are provided pursuant to a Services Agreement between the Company and OCM (as amended from time to time, the “Services Agreement”).
Prior to the 2022 Restructuring, employees of the Company directly provided investment management and administrative support for its non-U.S. fee-based operations, while providing investment management, marketing and administrative services to OCM. The Company received fees from OCM for providing these services. Subsequent to the 2022 Restructuring, the Company no longer receives such fee-based income from OCM but continues to pay fees to OCM under the Services Agreement for services it provides to the Company.
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
These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 21, 2024.
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

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2024
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
As a result of the 2022 Restructuring, the Company no longer controls OCM Cayman and therefore OCM Cayman was deconsolidated as of the effective date of the 2022 Restructuring. Additionally, the Company concluded that it was no longer the primary beneficiary for CLOs whose direct ownership interests are held by OCM Cayman.
Certain entities in which the Company has the ability to exert significant influence, including unconsolidated Oaktree funds for which the Company acts as general partner, are accounted for under the equity method of accounting.

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2024
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

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2024
($ in thousands, except where noted)
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

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2024
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

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2024
($ in thousands, except where noted)
At March 31, 2024 and December 31, 2023, the Company had cash balances with financial institutions in excess of Federal Deposit Insurance Corporation insured limits. The Company monitors the credit standing of these financial institutions.
U.S. Treasury and Other Securities
U.S. Treasury and other securities include holdings of U.S. Treasury bills, time deposit securities, notes and bonds, commercial paper, and investment grade debt securities that are issued or guaranteed by U.S. government-sponsored entities, sovereign debt, domestic and international corporate fixed and floating rate debt, and structured credit with maturities greater than three months from the date of acquisition. These securities are classified as trading and are recorded at fair value with changes in fair value included in investment income.
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

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2024
($ in thousands, except where noted)
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

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2024
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

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2024
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

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2024
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

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2024
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

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2024
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
Effects of 2022 Restructuring

As a result of the 2022 Restructuring, including the deconsolidation of OCM Cayman and reconsideration of the primary beneficiary of CLOs, certain accounts related to OCM Cayman and certain CLOs are no longer included in the Company’s consolidated financial statements for the three months ended March 31, 2024. The effects of the 2022 Restructuring are summarized as follows:

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

•All of the Company’s lease contracts were obligations of OCM Cayman or its subsidiaries. Accordingly, the Company no longer incurs lease-associated costs and no longer reflects right-of-use assets or operating lease liabilities in its statement of financial condition.

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

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2024
($ in thousands, except where noted)
•Since OCM Cayman included the Company’s foreign subsidiaries with non-U.S. dollar functional currencies, the Company no longer has foreign operations. Prior to the 2022 Restructuring, translation adjustments were included in other comprehensive income (loss) within the condensed consolidated statements of operations.

•The Company no longer consolidates the financial assets and liabilities of CLOs whose direct ownership interests are held by OCM Cayman.

See Part II, Item 8, Note 2 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 21, 2024 for disclosure of the Company’s accounting policies with respect to (i) revenue recognition for management fees, (ii) compensation and benefits, including equity-based compensation; (iii) leases; (iv) depreciation and amortization; (v) income taxes; (vi) foreign currency translation; and (vii) election of the fair value option and related measurement of the financial assets and liabilities of the CLOs.
Recent Accounting Developments
In March 2020, the Financial Accounting Standards Board (“FASB”) issued guidance which provides temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance is effective upon issuance and generally may be elected over time through December 31, 2024. The Company has not adopted any of the optional expedients or exceptions through March 31, 2024, but will continue to evaluate the possible adoption (including potential impact) of any such expedients or exceptions during the effective period as circumstances evolve.
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
3. REVENUES
The Company earns incentive income generated by the funds, for which it serves as general partner. Revenues are affected by economic factors related to the asset class composition of the holdings and the contractual terms such as the basis for calculating the incentive income and investors’ ability to redeem. Revenues by fund structure are set forth below.

	Three months ended March 31,
	2024	2023
Incentive Income
Closed-end	$112,497	$59,099
Evergreen	2,832	302
Total	$115,329	$59,401
Contract Balances
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

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2024
($ in thousands, except where noted)
The table below sets forth contract balances for the periods indicated:

	As of
	March 31, 2024	December 31, 2023

Receivables	$476	$9,407
Contract assets (1)	—	192,645

(1)    The changes in the balances primarily relate to accruals, net of payments received.
4. VARIABLE INTEREST ENTITIES
The Company consolidates VIEs for which Oaktree is the primary beneficiary. VIEs include funds managed by Oaktree and CLOs for which Oaktree acts as collateral manager. The purpose of these VIEs is to provide investment opportunities for investors in exchange for management fees and, in certain cases, performance-based fees. While the investment strategies of the funds and CLOs differ by product, in general the fundamental risks of the funds and CLOs have similar characteristics, including loss of invested capital and reduction or absence of management and performance-based fees. As general partner or collateral manager, respectively, Oaktree generally considers itself the sponsor of the applicable fund or CLO. The Company does not provide performance guarantees and, other than capital commitments, has no financial obligation to provide funding to VIEs.
Consolidated VIEs
As of March 31, 2024, the Company consolidated 9 VIEs for which it was the primary beneficiary, including 8 funds managed by Oaktree and 1 CLO for which Oaktree serves as collateral manager. As of December 31, 2023, the Company consolidated 9 VIEs.
As of March 31, 2024, the assets and liabilities of the 9 consolidated VIEs representing funds and a CLO amounted to $6.4 billion and $1.9 billion, respectively. The assets of these consolidated VIEs primarily consisted of investments in debt and equity securities, while their liabilities primarily represented debt obligations issued by a CLO. The assets of these VIEs may be used only to settle obligations of the same VIE. In addition, there is no recourse to the Company for the VIEs’ liabilities. As of March 31, 2024, the Company’s investments in consolidated VIEs had a carrying value of $1.2 billion, which represented its maximum risk of loss as of that date.
Unconsolidated VIEs
The Company holds variable interests in certain VIEs in the form of direct equity interests that are not consolidated because it is not the primary beneficiary, inasmuch as Oaktree’s fee arrangements are considered at-market and it does not hold interests in those entities that are considered more than insignificant.
The carrying value of the Company’s investments in VIEs that were not consolidated are shown below.

	Carrying Value as of
	March 31, 2024	December 31, 2023

Corporate investments	$923,984	$999,112
Due from affiliates	539	199,861
Maximum exposure to loss	$924,523	$1,198,973

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2024
($ in thousands, except where noted)
5. INVESTMENTS
Corporate Investments
Corporate investments consisted of the following:

	As of
Corporate Investments	March 31, 2024	December 31, 2023

Equity-method investments:
Funds	$1,342,340	$1,434,988
Companies	11,524	11,901
Other investments, at fair value	85,127	85,319
Total corporate investments	$1,438,991	$1,532,208
The components of investment income (loss) are set forth below:

	Three months ended March 31,
Investment Income (Loss)	2024	2023

Equity-method investments:
Funds	$4,612	$26,122
Companies	(377)	(3)
Other investments, at fair value	14,005	25,603
Total investment income	$18,240	$51,722
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
On June 27, 2023, the Company entered into a contribution agreement with Brookfield Corporate Treasury Ltd. and acquired the equity ownership in certain entities which beneficially own shares in Brookfield Real Estate Income Trust. The Company accounted for the acquired interests as equity method investments with fair value election. The fair value option has been elected to simplify the accounting for the investment in OCG NTR Holdings, LLC, a wholly owned subsidiary of the Company (“NTR”). Changes in the fair value and cash dividends received from the investment in NTR are included in investment income. During the three months ended March 31, 2024, the Company recognized an equity investment loss of $17.7 million. Please refer to note 14 for the detailed description of the transaction.
Each reporting period, the Company evaluates each of its equity-method investments to determine if any are considered significant, as defined by the SEC. As of March 31, 2024, or for the three months ended March 31, 2024 and 2023, no individual equity-method investment met the significance criteria.

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2024
($ in thousands, except where noted)
Summarized financial information of the Company’s equity-method investments is set forth below.

	Three months ended March 31,
Statements of Operations	2024	2023
Revenues / investment income	$1,041,837	$1,176,631
Interest expense	(141,221)	(147,966)
Other expenses	(270,030)	(239,798)
Net realized and unrealized gain on investments	1,146,042	325,585
Net income	$1,776,628	$1,114,452
Other Investments, at Fair Value
Other investments, at fair value primarily consist of (a) investments in certain Oaktree and non-Oaktree funds, (b) non-investment grade debt securities, (c) equities received as part of our sponsorship of SPACs and (d) derivatives utilized to hedge the Company’s exposure to investment income earned from its funds.
The following table summarizes net gains (losses) attributable to the Company’s other investments at fair value:

	Three months ended March 31,
	2024	2023

Realized gain (loss)	$7,535	$1,069
Net change in unrealized gain (loss)	6,470	24,534
Total gain (loss)	$14,005	$25,603

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2024
($ in thousands, except where noted)
Investments of Consolidated Funds
Investments, at Fair Value
Investments held and securities sold short by the consolidated funds are summarized below:

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
United States:
Debt securities:
Communication services	$148,272	$69,509	2.6%	1.4%
Consumer discretionary	291,691	202,355	5.1	3.9
Consumer staples	54,040	28,149	0.9	0.5
Energy	114,814	110,990	2.0	2.2
Financials	283,612	223,794	4.9	4.4
Health care	310,429	226,554	5.4	4.4
Industrials	462,602	379,538	8.0	7.5
Information technology	125,611	87,355	2.2	1.7
Materials	371,007	333,459	6.4	6.5
Real estate	100,215	97,621	1.7	1.9
Utilities	43,772	19,954	0.8	0.4
Other	514,516	549,164	8.9	10.6
Total debt securities (cost:$2,816,424 and $2,341,421 as of March 31, 2024 and December 31, 2023, respectively)	2,820,581	2,328,442	48.9	45.4
Equity securities:
Communication services	84,675	79,522	1.5	1.5
Consumer discretionary	40,063	68,056	0.7	1.3
Energy	430,082	427,034	7.5	8.3
Financials	234,302	171,924	4.1	3.3
Health care	33,294	32,418	0.6	0.6
Industrials	421,733	369,019	7.3	7.2
Information technology	43,997	44,350	0.8	0.9
Utilities	70,118	89,427	1.2	1.7
Total equity securities (cost: $1,086,131 and $1,095,721 as of March 31, 2024 and December 31, 2023, respectively)	1,358,264	1,281,750	23.7	24.8
Real estate:
Real estate	13,952	13,780	0.2	0.3
Total real estate securities (cost: $23,160 and $22,716 as of March 31, 2024 and December 31, 2023, respectively)	13,952	13,780	0.2	0.3

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2024
($ in thousands, except where noted)

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Europe:
Debt securities:
Communication services	$103,870	$111,898	1.8%	2.1%
Consumer discretionary	27,120	18,560	0.5	0.4
Consumer staples	8,379	3,107	0.1	0.1
Energy	5,231	1,185	0.1	—
Financials	23,151	18,381	0.4	0.4
Health care	11,760	12,136	0.2	0.2
Industrials	18,965	15,993	0.3	0.3
Information technology	6,141	5,402	0.1	0.1
Materials	11,734	13,487	0.2	0.3
Real estate	14,339	13,424	0.2	0.3
Utilities	1,241	5,417	—	0.1
Other	34,989	34,686	0.6	0.6
Total debt securities (cost: $246,604 and $231,315 as of March 31, 2024 and December 31, 2023, respectively)	266,920	253,676	4.5	4.9
Equity securities:
Consumer discretionary	53,933	52,468	0.9	1.0
Financials	48,808	49,496	0.8	1.0
Health care	122	19	—	—
Industrials	101,724	93,662	1.8	1.7
Materials	24,282	24,282	0.4	0.5
Real estate	39,985	44,637	0.7	0.9
Total equity securities (cost: $207,847 and $208,130 as of March 31, 2024 and December 31, 2023, respectively)	268,854	264,564	4.6	5.1
Real estate:
Consumer discretionary	60,800	61,357	1.1	1.2
Real estate	111,929	100,216	2.0	1.9
Total real estate securities (cost: $171,035 and $159,423 as of March 31, 2024 and December 31, 2023, respectively)	172,729	161,573	3.1	3.1
Asia and other:
Debt securities:
Communication services	509	803	—	—
Consumer discretionary	25,428	17,195	0.4	0.3
Consumer staples	19,999	19,820	0.3	0.4
Energy	2,381	1,307	—	—
Financials	8,094	8,192	0.1	0.2
Health care	400	402	—	—
Industrials	5,127	4,181	0.1	0.1
Information technology	46	5	—	—
Materials	282,392	249,492	5.0	4.9
Real estate	414,490	435,799	7.2	8.5
Utilities	28	3,244	—	0.1
Total debt securities (cost: $773,093 and $761,394 as of March 31, 2024 and December 31, 2023, respectively)	758,894	740,440	13.1	14.5

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2024
($ in thousands, except where noted)

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Asia and other:
Equity securities:
Industrials	$76,960	$63,161	1.3%	1.2%
Real estate	32,916	32,916	0.6	0.6
Utilities	1,706	3,375	—	0.1
Total equity securities (cost: $101,880 and $90,638 as of March 31, 2024 and December 31, 2023, respectively)	111,582	99,452	1.9	1.9

Total debt securities	3,846,395	3,322,558	66.6	64.8
Total equity securities	1,738,700	1,645,766	30.1	31.8
Total real estate	186,681	175,353	3.3	3.4
Total investments, at fair value	$5,771,776	$5,143,677	100.0%	100.0%
As of March 31, 2024 and December 31, 2023, no single issuer or investment had a fair value that exceeded 5% of the Company’s total consolidated net assets.
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
The following table summarizes net gains (losses) from investment activities:

	Three months ended March 31,
	2024		2023
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Investments and other financial instruments	$(55,747)	$111,713	$30,259	$(35,958)
CLO liabilities (1)	35	1,362	—	—
Foreign-currency forward contracts (2)	(351)	5,735	(1,614)	(3,984)
Total return, interest rate and credit default swaps (2)	—	633	(5)	(12)
Options and futures (2)	(206)	(388)	432	(398)
Commodity swaps (2)	4,493	(1,581)	2,608	15,170
Total	$(51,776)	$117,474	$31,680	$(25,182)

(1)    Represents the net change in the fair value of CLO liabilities based on the more observable fair value of CLO assets, as measured under the CLO measurement guidance. Please see note 2 for more information.
(2)    Please see note 7 for additional information.

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2024
($ in thousands, except where noted)
6. FAIR VALUE
Fair Value of Financial Assets and Liabilities
The short-term nature of cash and cash-equivalents, U.S. Treasury and other securities, receivables and accounts payable causes each of their carrying values to approximate fair value. The fair value of short-term investments included in cash and cash-equivalents and U.S. Treasury and other securities is a Level I valuation. The Company’s other financial assets and financial liabilities by fair-value hierarchy level are set forth below. Please see notes 8 and 14 for the fair value of the Company’s outstanding debt obligations and amounts due from/to affiliates, respectively.

	As of March 31, 2024				As of December 31, 2023
	Level I	Level II	Level III (1)	Total	Level I	Level II	Level III	Total
Assets
Corporate investments	$67,028	$299,886	$16,074	$382,988	$72,085	$317,551	$20,994	$410,630
SPAC common stock and earn-out shares included in other assets	26,959	—	—	26,959	25,360	—	1,797	$27,157
Foreign-currency forward contracts included in corporate investments	—	1,775	—	1,775	—	—	—	—
Foreign-currency forward contracts included in other assets	—	—	—	—	—	8,098	—	8,098
Total assets	$93,987	$301,661	$16,074	$411,722	$97,445	$325,649	$22,791	$445,885

Liabilities
Foreign-currency forward contracts included in corporate investments	$—	$—	$—	$—	$—	$(8,010)	$—	$(8,010)
Foreign-currency forward contracts included in other liabilities	—	(1,511)	—	(1,511)	—	—	—	—
Total liabilities	$—	$(1,511)	$—	$(1,511)	$—	$(8,010)	$—	$(8,010)

(1)    The level III financial instrument represents a mezzanine loan purchased during the second quarter of 2023. The loan was valued using recent market information and the significant unobservable input was broker quotations. The primary change of Level III financial instrument during the period was for the conversion of earn-out shares to common shares, which are included in Level I.

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2024
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

	As of March 31, 2024				As of December 31, 2023
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Investments:
Corporate debt – bank debt	$—	$1,367,064	$1,759,502	$3,126,566	$—	$641,615	$1,721,888	$2,363,503
Corporate debt – all other	—	543,566	176,263	719,829	—	698,763	260,292	959,055
Equities – common stock	183,341	—	946,821	1,130,162	165,649	31,779	846,773	1,044,201
Equities – preferred stock	2,667	—	605,871	608,538	1,929	—	599,636	601,565
Real estate	—	—	186,681	186,681	—	—	175,353	175,353
Total investments	186,008	1,910,630	3,675,138	5,771,776	167,578	1,372,157	3,603,942	5,143,677
Derivatives:
Foreign-currency forward contracts	—	1,591	—	1,591	—	475	—	475
Swaps	7,711	—	—	7,711	8,658	—	—	8,658
Options and futures	6	—	—	6	—	—	—	—
Total derivatives (1)	7,717	1,591	—	9,308	8,658	475	—	9,133
Total assets	$193,725	$1,912,221	$3,675,138	$5,781,084	$176,236	$1,372,632	$3,603,942	$5,152,810

Liabilities
CLO debt obligations:
Senior secured notes	$—	$(381,666)	$—	$(381,666)	$—	$—	$—	$—
Total CLO debt obligations (2)	—	(381,666)	—	(381,666)	—	—	—	—
Derivatives:
Foreign-currency forward contracts	—	(16,218)	—	(16,218)	—	(21,659)	—	(21,659)
Swaps	—	(29)	—	(29)	—	—	—	—
Options and futures	(2,714)	—	—	(2,714)	(571)	—	—	(571)
Total derivatives (3)	(2,714)	(16,247)	—	(18,961)	(571)	(21,659)	—	(22,230)
Total liabilities	$(2,714)	$(397,913)	$—	$(400,627)	$(571)	$(21,659)	$—	$(22,230)

(1)    Amounts are included in other assets under “assets of consolidated funds” in the condensed consolidated statements of financial condition.
(2)    The fair value of CLO liabilities is classified based on the more observable fair value of CLO assets. Please see notes 2 and 8 for more information.
(3)    Amounts are included in accounts payable, accrued expenses and other liabilities under “liabilities of consolidated funds” in the condensed consolidated statements of financial condition.

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2024
($ in thousands, except where noted)
The following tables set forth a summary of changes in the fair value of Level III investments:

	Corporate Debt – Bank Debt	Corporate Debt – All Other	Equities – Common Stock	Equities – Preferred Stock	Real Estate	Total
Three months ended March 31, 2024
Beginning balance	$1,721,888	$260,292	$846,773	$599,636	$175,353	$3,603,942
Initial consolidation of funds	2,962	—	—	—	—	2,962
Transfers into Level III	190,733	15,359	54,678	—	6,135	266,905
Transfers out of Level III	(255,229)	(65,930)	(15,660)	—	—	(336,819)
Purchases	169,907	1,408	86,233	16,966	6,948	281,462
Sales	(85,491)	(37,144)	(42,358)	(46)	—	(165,039)
Realized gain (losses), net	(328)	915	11,149	(94,657)	—	(82,921)
Unrealized appreciation (depreciation), net	15,060	1,363	6,006	83,972	(1,755)	104,646
Ending balance	$1,759,502	$176,263	$946,821	$605,871	$186,681	$3,675,138
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$11,488	$(37)	$3,784	$83,972	$(1,753)	$97,454
Three months ended March 31, 2023
Beginning balance	$702,497	$219,503	$777,198	$616,604	$74,471	$2,390,273
Transfers into Level III	159	5,421	—	—	—	5,580
Transfers out of Level III	(4,473)	(978)	—	—	—	(5,451)
Purchases	278,808	657	44,992	4,191	7,286	335,934
Sales	(2,863)	—	(25,201)	(35,223)	—	(63,287)
Realized gains (losses), net	31	(228)	12,868	8,987	(2)	21,656
Unrealized appreciation (depreciation), net	(11,843)	2,789	(48)	(11,959)	3,550	(17,511)
Ending balance	$962,316	$227,164	$809,809	$582,600	$85,305	$2,667,194
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$(11,987)	$2,789	$(49)	$(11,959)	$3,552	$(17,654)
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
The following table sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the consolidated funds’ Level III investments as of March 31, 2024:

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2024
($ in thousands, except where noted)

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (1)(2)	Range	Weighted Average (3)

Credit-oriented investments:
Consumer discretionary:	$51,724	Discounted cash flow (6)	Discount rate	13% - 17%	16%
	29,664	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	29,434	Recent transaction price (7)	Quoted prices	Not applicable	Not applicable
Energy:	67,564	Discounted cash flow (6)	Discount rate	18% - 18%	18%
	2,282	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Financials:	29,467	Discounted cash flow (6)	Discount rate	9% - 15%	15%
	30,929	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	21,252	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	0.5x - 1.0x	0.9x
	197	Expected Recovery (11)	Not applicable	Not applicable	Not applicable
Industrials	154,026	Discounted cash flow (6)	Discount rate	10% - 15%	13%
	7,870	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	4,160	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
Materials:	366,923	Discounted cash flow (6)	Discount rate	10% - 15%	13%
	3,708	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	67,056	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
Real estate:	204,909	Discounted cash flow (6)	Discount rate	4% - 19%	15%
	32,174	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	186,479	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	1.0x - 1.0x	1.0x
	36,477	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Other:	576,440	Discounted cash flow (6)	Discount rate	6% - 19%	17%
	24,390	Market approach (comparable companies) (7)	Earnings multiple (10)	6.0x - 9.0x	6.5x
	7,668	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	972	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
Equity investments:
	150,186	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	98,616	Discounted cash flow (6)	Discount rate	12% - 18%	15%
	22,364	Discounted cash flow (6) / market approach (comparable companies) (7)	Discount rate	11% - 11%	11%
			Earnings multiple (10)	10.0x - 12.0x	11.0x
	372,859	Market approach (comparable companies) (7)	Earnings multiple (10)	6.0x - 13.0x	9.4x
	31,742	Market approach (comparable companies) (7)	Revenue multiple (8)	2.0x - 2.0x	2.0x
	10,731	Expected Recovery (11)	Not applicable	Not applicable	Not applicable
	1,084	Black Scholes (12)	Not applicable	Not applicable	Not applicable
	24,831	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	840,279	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	0.5x - 1.0x	1.0x
Real estate-oriented investments:
Consumer discretionary:	60,800	Discounted cash flow (6)	Discount rate	20% - 20%	20%
Real estate:	125,881	Discounted cash flow (6)	Discount rate	4% - 23%	15%
Total Level III investments	$3,675,138

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2024
($ in thousands, except where noted)
The following table sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the consolidated funds’ Level III investments as of December 31, 2023:

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (1)(2)	Range	Weighted Average (3)

Credit-oriented investments:
Consumer discretionary:	$11,311	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	351	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	55,326	Discounted cash flow (6)	Discount rate	13% – 17%	16%
Energy:	15,873	Discounted cash flow (6)	Discount rate	14% – 14%	14%
	69,871	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	2,325	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Financials:	26,689	Discounted cash flow (6)	Discount rate	12% – 15%	15%
	3,646	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	26,102	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	20,520	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	0.5x – 1.0x	0.7x
Industrials:	79,824	Discounted cash flow (6)	Discount rate	11% – 15%	13%
	62,544	Market approach (comparable companies) (7)	Earnings multiple (10)	9.8x – 9.8x	9.8x
	51,788	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	452	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Materials:	306,319	Discounted cash flow (6)	Discount rate	10% – 15%	12%
	193,614	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	—	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Real estate:	35,084	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	211,211	Discounted cash flow (6)	Discount rate	13% – 15%	15%
	193,771	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	1.0x – 1.0x	1.0x
	37,419	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Other:	4,316	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	19,820	Market approach (comparable companies) (7)	Earnings multiple (10)	6.0x – 6.0x	6.0x
	1,345	Market approach (comparable companies) (7)	Revenue multiple (8)	0.3x – 0.3x	0.3x
	1,612	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	551,047	Discounted cash flow (6)	Discount rate	9% – 19%	18%
Equity investments:
	179,009	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	670,215	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	0.9x – 1.0x	1.0x
	396,688	Market approach (comparable companies) (7)	Earnings multiple (10)	2.0x – 11.0x	8.5x
	102,981	Discounted cash flow (6)	Discount rate	12% – 20%	15%
	60,841	Market approach (comparable companies) (7)	Revenue multiple (8)	1.0x – 2.0x	1.5x
	22,573	Discounted cash flow (6) / market approach (comparable companies) (7)	Discount rate	12% – 12%	12%
			Earnings multiple (10)	9.0x – 11.0x	10.0x
	14,102	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Real estate-oriented:
Consumer discretionary:	61,357	Discounted cash flow (6)	Discount rate	20% – 20%	20%
Real estate:	113,996	Discounted cash flow (6)	Discount rate	4% – 27%	14%
Total Level III investments	$3,603,942

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2024
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
(11)    Certain investments are valued based on expected recovery, generally representing the estimated value that can be recovered in the event of liquidation or winding down.
(12)     The fair value of options/warrants is estimated using the Black-Scholes-Merton valuation model. The company uses the following methods to determine the underlying assumptions: expected volatilities are based on the historical and implied volatilities of comparable companies or the subject company if the subject company is publicly traded; expected term is based on the shorter of the expected hold period for the option or the contractual term; and the risk-free rate is based on the yields on U.S. Treasury bills or bonds issued with similar terms to the expected term of the option.
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
During the three months ended March 31, 2024, the valuation techniques for four credit-oriented investment were changed from market approach (comparable companies) to discounted cash flow, and one equity investment was changed from market approach (comparable companies) to recent market information. During the three months ended March 31, 2023, there were no changes in the valuation techniques for Level III securities.

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2024
($ in thousands, except where noted)
7. DERIVATIVES AND HEDGING
The fair value of freestanding derivatives consisted of the following:

	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
As of March 31, 2024
Foreign-currency forward contracts	$236,682	$1,906	$(226,612)	$(1,642)

As of December 31, 2023
Foreign-currency forward contracts	$221,910	$8,608	$(234,353)	$(8,520)
Realized and unrealized gains and losses arising from freestanding derivatives were recorded in the condensed consolidated statements of operations as follows:

	Three months ended March 31,
	2024	2023

Investment income	$6,067	$(2,575)
General and administrative expense (1)	(5,757)	—
Total gain (loss)	$310	$(2,575)

(1)    To the extent that the Company’s freestanding derivatives are utilized to hedge its foreign-currency exposure to investment income earned from consolidated funds, the related hedged items are eliminated in consolidation, with the derivative impact (a positive number reflects a reduction in expenses) reflected in consolidated general and administrative expense.
There were no derivatives outstanding that were designated as hedging instruments for accounting purposes as of March 31, 2024 and December 31, 2023.

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

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2024
($ in thousands, except where noted)
The fair value of derivatives held by the consolidated funds consisted of the following:

	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
As of March 31, 2024
Foreign-currency forward contracts	$739,304	$1,591	$(26,973)	$(16,218)
Total-return and interest-rate and credit default swaps	34,351	7,711	(43,588)	(29)
Options and futures	15,797	6	(155,640)	(2,714)
Total	$789,452	$9,308	$(226,201)	$(18,961)

As of December 31, 2023
Foreign-currency forward contracts	$508,174	$475	$(118,263)	$(21,659)
Total-return and interest-rate and credit default swaps	41,113	8,658	—	—
Options and futures	6,749	—	(163,187)	(571)
Total	$556,036	$9,133	$(281,450)	$(22,230)

The impact of derivatives held by the consolidated funds in the condensed consolidated statements of operations was as follows:

	Three months ended March 31,
	2024		2023
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Foreign-currency forward contracts	$(351)	$5,735	$(1,614)	$(3,984)
Total-return and interest-rate and credit default swaps	—	633	(5)	(12)
Options and futures	(206)	(388)	432	(398)
Commodity swaps	4,493	(1,581)	2,608	15,170
Total	$3,936	$4,399	$1,421	$10,776
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

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2024
($ in thousands, except where noted)

	Gross Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of March 31, 2024		Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Foreign-currency forward contracts	$1,906	$131	$—	$1,775
Derivative assets of consolidated funds:
Foreign-currency forward contracts	1,591	—	—	1,591
Total-return and interest-rate and credit default swaps	7,711	—	—	7,711
Options and futures	6	—	—	6
Subtotal	9,308	—	—	9,308
Total	$11,214	$131	$—	$11,083

Derivative Liabilities:
Foreign-currency forward contracts	$(1,642)	$(131)	$—	$(1,511)
Derivative liabilities of consolidated funds:
Foreign-currency forward contracts	(16,218)	—	—	(16,218)
Total-return and interest-rate and credit default swaps	(29)	—	—	(29)
Options and futures	(2,714)	—	—	(2,714)
Subtotal	(18,961)	—	—	(18,961)
Total	$(20,603)	$(131)	$—	$(20,472)

	Gross Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of December 31, 2023		Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Foreign-currency forward contracts	$8,608	$510	$—	$8,098
Derivative assets of consolidated funds:
Foreign-currency forward contracts	475	—	—	475
Total-return and interest-rate and credit default swaps	8,658	—	—	8,658
Options and futures	—	—	—	—
Subtotal	9,133	—	—	9,133
Total	$17,741	$510	$—	$17,231

Derivative Liabilities:
Foreign-currency forward contracts	$(8,520)	$(510)	$—	$(8,010)
Derivative liabilities of consolidated funds:
Foreign-currency forward contracts	(21,659)	—	—	(21,659)
Options and futures	(571)	—	—	(571)
Subtotal	(22,230)	—	—	(22,230)
Total	$(30,750)	$(510)	$—	$(30,240)

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2024
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

	As of
	March 31, 2024	December 31, 2023
Senior unsecured notes
€50,000, 2.20%, issued in June 2022, payable on June 8, 2032	$54,566	$55,233
€75,000, 2.40%, issued in June 2022, payable on June 8, 2034	81,847	82,849
€75,000, 2.58%, issued in June 2022, payable on June 8, 2037	81,847	82,849
Total remaining principal	218,260	220,931
Less: Debt issuance costs	(1,220)	(1,249)
Total debt obligations, net	$217,040	$219,682
Oaktree Capital I Guaranty Agreements
As of March 31, 2024, OCM, Oaktree Capital I, Oaktree Capital II, Oaktree AIF and OCM Cayman are co-obligors and jointly and severally liable for all debt obligations listed below, while the debt obligations are reflected in the condensed consolidated financial statements based upon the entity that actually made the borrowing and received the related proceeds. Prior to 2022, OCM had historically been the only direct borrower or issuer under credit agreements and private placement notes with third parties and made all payments of principal and interest. The Company’s financial statements after the 2019 Restructuring generally do not reflect debt obligations, interest expense or related liabilities associated with OCM, Oaktree Capital II and Oaktree AIF. Subsequent to the 2022 Restructuring, the Company’s financial statements no longer reflect debt obligations, interest expense or related liabilities associated with OCM, OCM Cayman, Oaktree Capital II and Oaktree AIF.
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
Oaktree Capital I, along with certain other Oaktree Operating Group members as co-borrowers, are parties to a credit agreement with a subsidiary of Brookfield that provides for a subordinated credit facility. The subordinated credit facility has a revolving loan commitment of $250 million and borrowings generally bear interest at a spread to

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2024
($ in thousands, except where noted)
either LIBOR or an alternative base rate. Borrowings on the subordinated credit facility are subordinate to the outstanding debt obligations and borrowings on the primary credit facility of Oaktree Capital I and its co-borrowers. Oaktree Capital I is jointly and severally liable, along with its co-obligors for outstanding borrowings on the subordinated credit facility. The Company’s financial statements generally will not reflect debt obligations, interest expense or related liabilities associated with the subordinated credit facility until such time as Oaktree Capital I directly borrows from it. In March 2022, this credit facility was amended to extend the revolving credit maturity date from May 19, 2023 to September 14, 2026. On October 6, 2023, an amendment was signed to further extend the maturity date to October 6, 2028 and change the interest rate to the SOFR plus 1.6% or an alternative base rate plus 0.5%. The amendment also provided that the maturity date will automatically extend annually in one-year increments until the lenders notify the borrowers of their intention to terminate the subordinated credit facility. No amounts were outstanding on the subordinated credit facility as of March 31, 2024.
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
Oaktree’s bank credit facility was amended on September 14, 2021 to among other things, (i) extend the maturity date from December 13, 2024 to September 14, 2026, (ii) modify the assets under management covenant threshold from $65 billion of assets under management to $57.5 billion of management-fee generating assets under management and (iii) increase the maximum leverage ratio to 4.00 to 1.00. Oaktree’s credit facility was further amended on December 15, 2022 to among other things, extend the maturity date from September 14, 2026 to December 15, 2027 with the potential to extend the maturity for up to two additional years, and implemented language consistent with U.S. syndicated loan market practice to use an adjusted forward-looking term rate based on the SOFR, as a replacement for the London Interbank Offered Rate. Based on the current credit ratings of OCM, the interest rate on borrowings is the term SOFR reference rate plus 1.10% per annum and the commitment fee on the unused portions of the revolving credit facility is 0.10% per annum. The term SOFR reference rate is determined by the tenor of the borrowings and set by the CME Group Benchmark Administration Limited (CBA). The credit agreement contains customary financial covenants and restrictions, including ones regarding a maximum leverage ratio and a minimum required level of assets under management (as defined in the credit agreement, as amended above). As of March 31, 2024, no amounts were outstanding under the revolving credit facility.
The fair value of the Company’s debt obligations, which are carried at amortized cost, is a Level III valuation that is estimated based on a discounted cash-flow calculation using estimated rates that would be offered to Oaktree for debt of similar terms and maturities. The fair value of these debt obligations, gross of debt issuance costs, was $171.9 million and $175.9 million as of March 31, 2024 and December 31, 2023, respectively, utilizing average borrowing rates of 5.0% and 4.9%, respectively.
OCM and the Company were in compliance with all financial maintenance covenants associated with its senior notes and bank credit facility as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024, Oaktree Capital I is jointly and severally liable, along with its co-obligors, for the debt obligations listed below with an aggregate outstanding principal balance of $1.1 billion. The Company’s maximum exposure to these debt obligations is set forth below:

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2024
($ in thousands, except where noted)

	As of
	March 31, 2024	December 31, 2023
Senior unsecured notes
$50,000, 3.91%, issued in September 2014, payable on September 3, 2024	$50,000	50,000
$100,000, 4.01%, issued in September 2014, payable on September 3, 2026	100,000	100,000
$100,000, 4.21%, issued in September 2014, payable on September 3, 2029	100,000	100,000
$100,000, 3.69%, issued in July 2016, payable on July 12, 2031	100,000	100,000
$250,000, 3.78%, issued in December 2017, payable on December 18, 2032	250,000	250,000
$200,000, 3.64%, issued in July 2020, payable on July 22, 2030	200,000	200,000
$50,000, 3.84%, issued in July 2020, payable on July 22, 2035	50,000	50,000
$200,000, 3.06%, issued in January 2022, payable on January 12, 2037	200,000	200,000
Total remaining principal	$1,050,000	$1,050,000
Debt Obligations of the Consolidated Funds
Certain consolidated funds may maintain revolving credit facilities that are secured by the assets of the fund or may issue senior variable rate notes to fund investments on a longer term basis, generally up to ten years. The obligations of the consolidated funds are nonrecourse to the Company.
The consolidated funds had the following debt obligations outstanding:

	Outstanding Amount as of		Key terms as of March 31, 2024
Credit Agreement	March 31, 2024	December 31, 2023	Facility Capacity	Effective Interest Rate	Weighted Average Remaining Maturity (years)	Commitment Fee Rate	L/C Fee
Revolving credit facilities (1)	$1,056,293	$951,950	$1,678,970	7.59%	1.2	0.25%	2.20%
Total debt obligations	$1,056,293	$951,950
Less: Debt issuance costs (2)	(6,925)	(6,155)
Total debt obligations, net	$1,049,368	$945,795

(1)    The credit facility capacity is calculated on a pro rata basis using fund commitments as of March 31, 2024.
(2)    Debt issuance costs are included in other assets as of March 31, 2024 and December 31, 2023.
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

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2024
($ in thousands, except where noted)
Debt Obligations of CLOs
Debt obligations of CLOs represent amounts due to holders of debt securities issued by the CLOs, as well as term loans of CLOs that had not priced as of period end. Outstanding debt obligations of CLOs were as follows:

	As of March 31, 2024			As of December 31, 2023
	Fair Value (1)	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)	Fair Value (1)	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)
Senior secured notes	381,666	7.32	12.9	—	—%	—
Total CLO debt obligations	$381,666			$—

(1)    The fair value of CLO liabilities was measured as the fair value of CLO assets less the sum of (a) the fair value of any beneficial interests held by the Company and (b) the carrying value of any beneficial interests that represent compensation for services. The fair value of the beneficial interests was calculated using a discounted cash flow model specific to each investment structure. Please see note 2 for more information.

The following table set forth the significant valuation inputs, including the input range and weighted average rate utilized in determining the fair value of the Company’s CLO beneficial interests held at March 31, 2024:

Valuation Input	Low	High	Weighted Average Rate

Discount rates	16.0%	37.0%	22.6%
Constant default rates	2.0%	2.0%	2.0%
Recovery rates	60.0%	65.0%	62.8%

The debt obligations of CLOs are nonrecourse to the Company and are backed by the investments held by the respective CLO. Assets of one CLO may not be used to satisfy the liabilities of another. As of March 31, 2024 and December 31, 2023, the fair value of CLO assets was $0.6 billion and zero, respectively, and consisted of cash, corporate loans, corporate bonds and other securities.
As of March 31, 2024, future scheduled principal or par value payments with respect to the debt obligations of CLOs were as follows:

Remainder of 2024	$—
2025	—
2026	11,872
2027	—
2028	—
Thereafter	370,000
Total	$381,872

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2024
($ in thousands, except where noted)
9. NON-CONTROLLING REDEEMABLE INTERESTS IN CONSOLIDATED FUNDS
The following table sets forth a summary of changes in the non-controlling redeemable interests in the consolidated funds. Dividends reinvested and in-kind contributions or distributions are non-cash in nature and have been presented on a gross basis in the table below.

	Three months ended March 31,
	2024	2023

Beginning balance	$3,336,548	$2,182,414
Deconsolidation of funds	(165,897)	—
Contributions	89,612	606,515
Distributions	(26,149)	(29,442)
Net income	111,610	27,734
Change in distributions payable	—	(91)
Foreign currency translation and other, net	(772)	1,069
Ending balance	$3,344,952	$2,788,199
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
As of March 31, 2024 and December 31, 2023, OCGH units represented 50,930,598 of the total 160,129,589 Oaktree Operating Group units and 50,915,764 of the total 160,114,755 Oaktree Operating Group units, respectively.
Based on total allocable capital of $1,154,625 and $1,058,126 as of March 31, 2024 and December 31, 2023, respectively, the OCGH non-controlling interest was $382,879 and $333,195. As of March 31, 2024 and December 31, 2023, there were no non-controlling interests attributable to third parties.
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

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2024
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
The following table sets forth a summary of net income attributable to the preferred unitholders, the OCGH and other non-controlling interests and the Class A common unitholders:

	Three months ended March 31,
	2024	2023
Weighted average Oaktree Operating Group units outstanding (in thousands):
OCGH and other non-controlling interests	54,706	60,824
Class A unitholders	105,416	99,238
Total weighted average units outstanding	160,122	160,062
Oaktree Operating Group net income (loss):
Net income attributable to preferred unitholders (1)	$6,829	$6,829
Net income (loss) attributable to OCGH and other non-controlling interests	52,728	19,700
Net income (loss) attributable to BOH Class A unitholders	69,160	31,389
Oaktree Capital I net income (loss)	$128,717	$57,918
Net income (loss) attributable to BOH Class A unitholders:
Oaktree Capital I net income (loss) attributable to BOH Class A unitholders	$69,160	$31,389
Non-Operating Group income (expense)	7,626	7,540
Net income attributable to BOH Class A unitholders	$76,786	$38,929

(1)    Represents distributions declared, if any, on the preferred units.
The change in the Company’s ownership interest in the Oaktree Operating Group is set forth below:

	Three months ended March 31,
	2024	2023

Net income attributable to BOH Class A unitholders	$76,786	$38,929
Equity reallocation between controlling and non-controlling interests	(1,976)	(2,271)
Change from net income attributable to BOH Class A unitholders and transfers from non-controlling interests	$74,810	$36,658
Please see notes 9, 10 and 11 for additional information regarding transactions that impacted unitholders’ capital.

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2024
($ in thousands, except where noted)
11. EARNINGS PER UNIT
The computation of net income (loss) per Class A unit is set forth below:

	Three months ended March 31,
	2024	2023
	(in thousands, except per unit amounts)
Net income per Class A unit (basic and diluted):
Net income attributable to BOH Class A unitholders	$76,786	$38,929
Weighted average number of Class A units outstanding (basic and diluted)	109,199	99,238
Basic and diluted net income (net of tax) per Class A unit	$0.70	$0.39
OCGH units are not exchangeable into Class A units. As the restrictions set forth in the then-current exchange agreement were in place for each applicable reporting period, OCGH units were not included in the computation of diluted earnings per unit for the three months ended March 31, 2024 and 2023.
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
Incentive Income
In addition to the incentive income recognized by the Company, certain of its funds have amounts recorded as potentially allocable to the Company as its share of potential future incentive income, based on each fund’s net asset value. Inasmuch as this incentive income is contingent upon future investment activity and other factors, it is

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2024
($ in thousands, except where noted)
not recognized by the Company as revenue until it is probable that a significant reversal will not occur. As of March 31, 2024 and December 31, 2023, respectively, the aggregate of such amounts recorded at the fund level in excess of incentive income recognized by the Company was $1.9 billion and $1.8 billion, for which related direct incentive income compensation expense was estimated to be $784.8 million and $739.1 million, respectively.
Commitments to Funds
As of March 31, 2024 and December 31, 2023, the Company, generally in its capacity as general partner, had undrawn capital commitments of $386.5 million and $349.9 million, respectively, including commitments to both unconsolidated and consolidated funds. Additionally, as of March 31, 2024, the Company had undrawn capital commitments of $112.5 million in its capacity as a limited partner in Opps XI and undrawn commitments of $750.0 million in its capacity as a limited partner in Opps XII (Opps XI and Opps XII as defined in note 14).
Investment Commitments of the Consolidated Funds
Certain of the consolidated funds are parties to credit arrangements that provide for the issuance of letters of credit and/or revolving loans, which may require the particular fund to extend loans to investee companies. The consolidated funds use the same investment criteria in making these commitments as they do for investments that are included in the condensed consolidated statements of financial condition. The unfunded liability associated with these credit arrangements is equal to the amount by which the contractual loan commitment exceeds the sum of funded debt and cash held in escrow, if any. As of March 31, 2024 and December 31, 2023, the consolidated funds had no potential aggregate commitments.
A consolidated fund may agree to guarantee the repayment obligations of certain investee companies. As of March 31, 2024 and December 31, 2023, there were no guaranteed amounts under such arrangements.
Certain consolidated funds are investment companies that are required to disclose financial support provided or contractually required to be provided to any of their portfolio companies. During the three months ended March 31, 2024 and March 31, 2023, the consolidated funds did not provide any financial support to portfolio companies.
14. RELATED-PARTY TRANSACTIONS
The Company considers its executive officers, employees, if any, and unconsolidated Oaktree funds to be affiliates (as defined in the FASB ASC Master Glossary). Amounts due from and to affiliates are set forth below. The fair value of amounts due from and to affiliates is a Level III valuation and was valued based on a discounted cash-flow analysis. The carrying value of amounts due from and to affiliates approximated fair value due to their short-term nature or because their weighted average interest rate approximated the Company’s cost of debt.

	As of
	March 31, 2024	December 31, 2023
Due from affiliates:
Loans to affiliates	$67,581	$25,996
Incentive income due from unconsolidated funds and affiliates	476	202,052
Payments made on behalf of unconsolidated entities	5,914	4,437
Total due from affiliates	$73,971	$232,485
Due to affiliates:
Amounts due to unconsolidated entities	22,068	62,759
Total due to affiliates	$22,068	$62,759

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2024
($ in thousands, except where noted)
Loans To Affiliates
Loans primarily consist of interest-bearing loans made to affiliates.
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
As of March 31, 2024, OCM had borrowed $67.0 million from the Company through Oaktree Capital I, which was included in due from affiliates, and generated $584.0 thousand of interest income for the three months ended March 31, 2024. As of March 31, 2024, there were no loans from affiliates and interest expense of $159.0 thousand was incurred for the three months ended March 31, 2024.
As of December 31, 2023, OCM had borrowed $26.0 million from the Company through Oaktree Capital I, which was included in due from affiliates, and generated no interest income for the three months ended March 31, 2023. As of December 31, 2023, the Company through Oaktree Capital I has borrowed $48.0 million from OCM, which was included in due to affiliates, and incurred $169.0 thousand of interest expense for the three months ended March 31, 2023.
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
Revenues Earned From Oaktree Funds
Incentive income earned from unconsolidated Oaktree funds totaled $115.3 million and $59.4 million for the three months ended March 31, 2024 and 2023, respectively.
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

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2024
($ in thousands, except where noted)
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
For the three months ended March 31, 2024 and 2023, the Company incurred administrative services expense of $0.2 million.
Subordinated Credit Facility
Oaktree Capital I, along with certain other Oaktree Operating Group members as co-borrowers, are parties to a credit agreement with a subsidiary of Brookfield that provides for a subordinated credit facility. The subordinated credit facility has a revolving loan commitment of $250 million and borrowings generally bear interest at a spread to either LIBOR or an alternative base rate. Borrowings on the subordinated credit facility are subordinate to the outstanding debt obligations and borrowings on the primary credit facility of Oaktree Capital I and its co-borrowers as detailed in note 10. Oaktree Capital I is jointly and severally liable, along with its co-obligors for outstanding borrowings on the subordinated credit facility. As set forth in note 8, the Company’s financial statements generally will not reflect debt obligations, interest expense or related liabilities associated with its operating subsidiaries until such time as Oaktree Capital I directly borrows from the subordinated credit facility. In March 2022, this credit facility was amended to extend the revolving credit maturity date from May 19, 2023 to September 14, 2026. On October 6, 2023, an amendment was signed to further extend the maturity date to October 6, 2028, and change the interest rate to SOFR plus 1.6% or an alternative base rate plus 0.5%. The amendment also provided that the maturity date will automatically extend annually in one-year increments until the lenders notify the borrowers of their intention to terminate the subordinated credit facility. No amounts were outstanding on the subordinated credit facility as of March 31, 2024.
Investment in Oaktree Opportunities Fund XI
The Company has subscribed for a limited partner interest in, and made a capital commitment of, $750.0 million to Oaktree Opportunities Fund XI, L.P., a parallel investment vehicle thereof or a feeder fund in respect of one of the foregoing (such limited partner interest, the “Opps XI Investment” and such fund entities collectively, “Opps XI”). In order to make the Opps XI Investment, the Company’s sole Class A unitholder, or one of its affiliates, will contribute cash as a capital contribution (the “Opps XI Investment Cash”) as and to the extent required to satisfy the Company’s obligations to Opps XI. The Company will use the Opps XI Investment Cash solely to fund the Opps XI Investment and satisfy its obligations in respect of Opps XI and distributions from the Opps XI Investment are intended solely for the benefit of the Class A unitholder, subject to applicable law. The Company’s preferred unitholders should not rely on distributions received by the Company in respect of the Company’s Opps XI Investment for payment of dividends or redemption of the preferred units. During the three months ended March 31, 2024, the Company did not fund any of its capital commitment. As of March 31, 2024, the Company has funded in the aggregate $637.5 million of the $750.0 million capital commitment.
Investment in Oaktree Opportunities Fund XII

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2024
($ in thousands, except where noted)
On May 22, 2023, the Company subscribed for a limited partner interest in, and made a capital commitment of, $750 million to Oaktree Opportunities Fund XII, L.P., a parallel investment vehicle thereof or a feeder fund in respect of one of the foregoing (such limited partner interest, the “Opps XII Investment” and such fund entities collectively, “Opps XII”). In order to make the Opps XII Investment, the Company’s sole Class A unitholder, or one of its affiliates, will contribute cash as a capital contribution (the “Opps XII Investment Cash”) as and to the extent required to satisfy the Company’s obligations to Opps XII. The Company will use the Opps XII Investment Cash solely to fund the Opps XII Investment and satisfy its obligations in respect of Opps XII and distributions from the Opps XII Investment are intended solely for the benefit of the Class A unitholder, subject to applicable law. The Company’s preferred unitholders should not rely on distributions received by the Company in respect of the Company’s Opps XII Investment for payment of distributions on or redemption of the preferred units. As of March 31, 2024, the Company has not funded any of its capital commitment.

Deposit Agreement with Brookfield

On May 1, 2023, Brookfield and OCM, Oaktree Capital I, Oaktree Capital II, OCM Cayman, Oaktree AIF and Oaktree Investment Holdings, L.P. (collectively, the “Oaktree Depositors”) entered into a deposit agreement under which each of the Oaktree Depositors has the ability to place up to $750 million in the aggregate at any time on deposit with Brookfield. This deposit arrangement is set up to facilitate a more efficient use of cash across the Brookfield family of companies and provides Oaktree with the option to deposit excess operational cash.

Oaktree can deposit cash from time to time, subject to the aggregate limits, and can withdraw deposited funds on two business days’ notice. Each deposit will earn interest on the outstanding principal amount at an agreed rate. There is no set maturity on any deposit balance.

As of March 31, 2024, the Company had $250.0 million on deposit with BAM ULC which was included in the U.S. Treasury and other securities. During the three months ended March 31, 2024, the Company generated $115.6 thousand interest income on an average deposit balance of $250.0 million which was included in interest expense, net.

Non-Traded REIT

On June 27, 2023, the Company entered into a contribution agreement (the “Treasury Contribution Agreement”) with Brookfield Corporate Treasury Ltd. (“Treasury”). Treasury holds all of the outstanding Class A units of the Company. Pursuant to the Treasury Contribution Agreement, Treasury agreed to contribute to the Company an amount (the “Contributed Amount”) equal to the value of BUSI II GP-C LLC, BUSI II-C L.P., BUSI II SLP-GP LLC and Brookfield REIT OP Special Limited Partner L.P. (collectively, and together with any additional entities that may become direct or indirect subsidiaries of NTR (as defined in Note 5) and that beneficially own shares of Brookfield REIT (as defined below), the “REIT Entities”), including their indirect ownership in Brookfield Real Estate Income Trust Inc., a Maryland corporation (“Brookfield REIT”), as of June 30, 2023, and the Company agreed to contribute the Contributed Amount to NTR, in connection with the Company’s indirect acquisition (the “Acquisition”) of 100% of the interests in the REIT Entities. An amount of $307.0 million in respect of the Contributed Amount was contributed to the Company on June 27, 2023 (the “Purchase Price”) and a true-up contribution of $13.9 million was made on July 31, 2023 (the “True-Up Payment”). Also on June 27, 2023, the Company entered into a contribution agreement (the “NTR Contribution Agreement”) with NTR whereby the Company contributed the Purchase Price to NTR and agreed to make a contribution in an amount equal to the True-Up Payment to NTR, and NTR agreed to use the Contributed Amount in connection with the Acquisition. On June 29, 2023, NTR entered into an agreement of purchase and sale (the “Agreement of Purchase and Sale”) to effect the Acquisition, whereby NTR acquired 100% of the interests in the REIT Entities from BUSI II NTR Sub LLC in exchange for cash. The Acquisition was completed on June 30, 2023.

As of March 31, 2024, the carrying value of NTR included in corporate investments was $299.6 million.

In connection with the Acquisition, on June 29, 2023, the Company entered into a letter agreement (the “Restructuring Letter Agreement”) with Treasury whereby, among other things, the Company agreed that, notwithstanding any provision of the operating agreement of the Company to the contrary, Treasury will have the

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2024
($ in thousands, except where noted)
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

SPV Credit Facility

In March 2024, BOH transferred a portion of its indirect interest in Opps XI to newly formed special purpose subsidiary (“SPV”). As of March 31, 2024, the carrying value of the indirect interest is $157 million. BOH then pledged its ownership interest in the SPV as collateral for a non-recourse credit facility of an affiliate. While the outstanding borrowings are the obligations of the affiliate, the co-borrowers, including the SPV, have joint and several liability under the credit facility in the event of default and are required to comply with certain covenants. BOH’s potential exposure under this arrangement is limited to its pledged interest in the SPV.

15. SEGMENT REPORTING
Management uses a consolidated approach to assess performance and allocate resources. As such, the Company’s business is comprised of one segment, the investment management business.
16. SUBSEQUENT EVENTS
None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of Brookfield Oaktree Holdings, LLC and the related notes included within this quarterly report. This discussion contains forward-looking statements that are subject to risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. The factors listed under “Risk Factors” and “Forward-Looking Statements” in this quarterly report and under “Risk Factors” in our annual report provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in any forward-looking statements.
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

The Company’s current ownership and operational structure were the results of the Mergers with Brookfield, the 2019 Restructuring and the 2022 Restructuring. See Part I, Item I included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 2, 2020 for more information regarding the Mergers and the 2019 Restructuring. See Item 1.01 of the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2022 and Part I, Item I included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 21, 2023 for more information about the 2022 Restructuring. During the second quarter of 2024, an internal reorganization (the “2024 Restructuring”) is expected to be effected. See Item 8.01 of the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2024 for more information about the 2024 Restructuring.
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
The failures of three U.S. commercial banks (First Republic, Silicon Valley Bank and Signature Bank) in 2023 have raised concerns about institutions with concentrated exposure to certain types of depositors in the same industry as well as those with large unrealized losses in their investment security holdings. While the Company does not have any direct exposure to the failed banks, our cash is held with various third-party financial institutions. In particular, our cash is generally held with a large, global systemically important bank, typically in balances that exceed the current FDIC insurance limits. If the banks that we hold our deposits with enter receivership or become insolvent, we may be prevented from accessing our cash and cash equivalents in excess of FDIC insured limits. Oaktree’s credit facility is with a syndicate of large global banks, including one that was recently sold in 2023 under financial distress. If one or more of the banks in the syndicate were unable to satisfy its obligations to lend to Oaktree in a timely manner in accordance with the terms of the credit facility it could have a material impact on Oaktree’s operation or financial condition. In addition, Oaktree funds and their respective portfolio companies hold cash with third-party financial institutions and in some cases have credit facilities, as do Oaktree clients. If Oaktree funds or portfolio companies were unable to access cash and cash equivalents at banks with which they do business, or if clients were unable to access cash and cash equivalents needed to satisfy capital calls from Oaktree funds, it could adversely affect the funds or such portfolio companies.
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
 Subsequent to the 2022 Restructuring, we no longer consolidate CLOs whose direct ownership interests are held by OCM Cayman.

Revenues
We have the potential to earn incentive income from many of the closed-end funds and certain evergreen funds managed by Oaktree in our capacity as the general partner of those funds. These closed-end funds generally provide that we receive incentive income only after we have returned to our investors all of their contributed capital plus an annual preferred return, typically 8%. Once this occurs, we generally receive as incentive income 80% of all distributions otherwise attributable to our investors, and those investors receive the remaining 20% until we have received, as incentive income, 20% of all such distributions in excess of the contributed capital from the inception of the fund. Thereafter, all such future distributions attributable to our investors are distributed 80% to those investors and 20% to us as incentive income. As a result of the 2022 Restructuring, we are generally only entitled to earn one-third of the incentive income attributable to Oaktree Capital I in respect of our closed-end funds established in 2022 or later and in respect of incentive income from our evergreen funds earned subsequent to January 1, 2023. We will generally continue to earn 100% of the incentive income attributable to Oaktree Capital I in respect of our closed-end funds established prior to 2022. We also earn revenue from investment income, which represents our pro-rata share of income or loss from our investments, generally in our capacity as general partner in Oaktree funds and as an investor in our CLOs and third-party managed funds and companies. Subsequent to the 2022 Restructuring, the Company no longer consolidates CLOs whose direct ownership interests are held by OCM Cayman.
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
Investment Income
Investment income represents our pro-rata share of income or loss from our investments, generally in our capacity as general partner in certain Oaktree funds and as an investor in our CLOs and third-party managed funds and companies. Investment income, as reflected in our condensed consolidated statements of operations, excludes investment income earned by us from our consolidated funds. Subsequent to the 2022 Restructuring, we no longer hold investments in CLOs whose direct ownership interests are held by OCM Cayman.
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
•Net Income Attributable to Non-controlling Interests in Consolidated Funds. This category represents the economic interests of the unaffiliated investors in the consolidated funds, as well as the equity interests held by third-party investors in CLOs that had not yet priced as of the respective period end. Subsequent to the 2022 Restructuring, we no longer consolidate CLOs whose direct ownership interests are held by OCM Cayman. The net income of these interests is primarily driven by the investment performance of the consolidated funds and CLOs. In comparison to net income, this measure excludes our operating results and other items solely attributable to the Company; and,
•Net Income Attributable to Non-controlling Interests in Consolidated Subsidiaries. This category primarily represents the economic interest in the Oaktree Operating Group owned by OCGH and OEP (“OCGH and other non-controlling interest”), as well as the economic interest in certain consolidated subsidiaries held by third parties. Subsequent to the 2019 Restructuring, this category includes only the OCGH and other non-controlling interest in Oaktree Capital I and OCM Cayman and subsequent to the 2022 Restructuring, this category includes only the OCGH and other non-controlling interest in Oaktree Capital I. The OCGH and other non-controlling interest is determined at the Oaktree Operating Group level based on the weighted average proportionate share of Oaktree Operating Group units held by OCGH and other unitholders. Inasmuch as the number of outstanding Oaktree Operating Group units corresponds with the total number of outstanding Class A, OCGH and OEP units, changes in the economic interest held by the OCGH and other unitholders are driven by our additional issuances of Class A, OCGH and OEP units, as well as repurchases and forfeitures of, and exchanges between Class A, OCGH and OEP units. Certain of our expenses, such as income tax and related administrative expenses of Brookfield Oaktree Holdings, LLC and the holding companies through which we hold interests in Oaktree Capital I, are solely attributable to the Class A unitholders. Please see note 10 to our condensed consolidated financial statements included elsewhere in this quarterly report for additional information on the economic interest in the Oaktree Operating Group owned by OCGH.
Net Income Attributable to Preferred Unitholders
This category represents distributions declared, if any, on our preferred units. Please see note 10 to our condensed consolidated financial statements for more information.

Operating Metrics
We monitor certain operating metrics that we believe provide important information and data regarding our business. Subsequent to the 2022 Restructuring, our revenues are comprised of incentive income and investment income earned in our capacity as general partner of certain Oaktree funds and investment income earned on other investments in Oaktree funds and third party funds and companies. To analyze and monitor our operating performance we utilize incentive-creating AUM, incentives created and accrued incentives. These operating metrics provide us with detailed information and insight into the operating performance of the funds we manage.
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
Accrued Incentives and Incentives Created
Oaktree funds record as accrued incentives the incentive income that would be paid to us if the funds were liquidated at their reported values as of the date of the financial statements. Incentives created refers to the gross amount of potential incentives generated by these funds during the period. We refer to the amount of accrued incentives recognized as revenue by us as incentive income. Amounts recognized by us as incentive income are no longer included in accrued incentives, the term we use for remaining fund-level accruals. The amount of incentives created may fluctuate substantially as a result of changes in the fair value of the underlying investments of the fund, as well as incentives created in excess of our typical 20% share due to catch-up allocations for applicable closed-end funds. In general, while in the catch-up layer, approximately 80% of any increase or decrease, respectively, in the fund’s NAV results in a commensurate amount of positive or negative incentives created.
The same performance and market risks inherent in incentives created affect the ability to ultimately realize accrued incentives. One consequence of the accounting method we follow for incentives created is that accrued incentives is an off-balance sheet metric, rather than being an on-balance sheet receivable that could require reduction if fund performance suffers. We track accrued incentives because it provides an indication of potential future value, though the timing and ultimate realization of that value are uncertain.
Incentives created, incentive income and accrued incentives are presented gross, without deduction for direct compensation expense that is owed to Oaktree investment professionals associated with the particular fund when we earn the incentive income. We call that charge “incentive income compensation expense.” Incentive income compensation expense varies by the investment strategy and vintage of the particular fund, among many other factors.
Incentives created often reflects investments measured at fair value and therefore is subject to risk of substantial fluctuation by the time the underlying investments are liquidated. We earn the incentive income, if any, that the fund is then obligated to pay us with respect to our incentive interest (generally 20%) in the profits of our unaffiliated investors, subject to an annual preferred return of typically 8%. Incentive income is recognized when it is probable that significant reversal of revenue will not occur. We track incentives created because it provides an indication of the value for us currently being created by investment activities of the funds and facilitates comparability with those companies in our industry that account for investments in carry funds as equity-method investments, thus effectively reflecting an accrual-based method for recognizing incentive income in their financial statements. As a result of the 2022 Restructuring, we are only economically entitled to earn one-third of the incentive income attributable to Oaktree Capital I in respect of our closed-end funds established in 2022 or later and in respect of incentive income from our evergreen funds earned subsequent to January 1, 2023. We will continue to earn 100% of the incentive income attributable to closed-end funds established prior to 2022.

GAAP Consolidated Results of Operations
The following table sets forth our unaudited condensed consolidated statements of operations:

	Three months ended March 31,
	2024	2023
	(in thousands, except per unit data)
Revenues:
Incentive income	$115,329	$59,401
Expenses:
Compensation and benefits	(199)	(91)
Incentive income compensation	(26,320)	(58,538)
Total compensation and benefits expense	(26,519)	(58,629)
General and administrative	(3,389)	(1,924)
Consolidated fund expenses	(20,575)	(14,136)
Total expenses	(50,483)	(74,689)
Other income (loss):
Interest expense	(22,215)	(16,549)
Interest and dividend income	121,384	66,809
Net realized gain (loss) on consolidated funds’ investments	(51,776)	31,680
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	117,474	(25,182)
Investment income	18,240	51,722
Total other income	183,107	108,480
Income before income taxes	247,953	93,192
Income taxes	—	—
Net income	247,953	93,192
Less:
Net income attributable to non-controlling interests in consolidated funds	(111,610)	(27,734)
Net income attributable to non-controlling interests in consolidated subsidiaries	(52,728)	(19,700)
Net income attributable to Brookfield Oaktree Holdings, LLC	83,615	45,758
Net income attributable to preferred unitholders	(6,829)	(6,829)
Net income attributable to Brookfield Capital Holdings, LLC Class A unitholders	$76,786	$38,929

Distributions declared per Class A unit	$0.14	$0.11
Net income per Class A unit (basic and diluted):
Net income per Class A unit	$0.70	$0.39
Weighted average number of Class A units outstanding	109,199	99,238

First Quarter Ended March 31, 2024 Compared to the First Quarter Ended March 31, 2023
Revenues
Incentive Income
Incentive income increased $55.9 million to $115.3 million for the first quarter of 2024, from $59.4 million for the first quarter of 2023. The increase in incentive income was primarily due to larger tax-related distributions in the first quarter of 2024 from Credit and Private Equity closed-end funds.
Expenses
Incentive Income Compensation
Incentive income compensation expense decreased $32.2 million to $26.3 million for the first quarter of 2024, from $58.5 million for the first quarter of 2023. The decrease was primarily due to SPAC incentive compensation fully amortized in 2023 and the write off of incentive compensation liability related to liquidated funds that the Company is no longer liable.
General and Administrative
General and administrative expense increased $1.5 million, or 78.9%, to $3.4 million for the first quarter of 2024, from $1.9 million for the first quarter of 2023. The increase is primarily due to $1.0 million increase in foreign exchange loss and $0.2 million increase in professional fees.
Consolidated Fund Expenses
Consolidated fund expenses increased $6.5 million, or 46.1%, to $20.6 million for the first quarter of 2024, from $14.1 million for the first quarter of 2023. The increase is primarily due to the general costs incurred by Opps XII, which was consolidated beginning the fourth quarter of 2023.
Other Income (Loss)
Interest Expense
Interest expense increased $5.7 million, or 34.5%, to $22.2 million for the first quarter of 2024, from $16.5 million for the first quarter of 2023. The increase is primarily due to interest on debt outstanding at Opps XII, and the CLO equity fund, neither of which were consolidated in the first quarter of 2023.
Interest and Dividend Income
Interest and dividend income increased $54.6 million, or 81.7%, to $121.4 million for the first quarter of 2024, from $66.8 million for the first quarter of 2023. The increase was primarily attributable to increases in income from our investments in Opps XI and Opps XII, as well as the new CLO equity fund.
Net Realized Gain (Loss) on Consolidated Funds’ Investments

Net realized gain (loss) on consolidated funds’ investments decreased $83.5 million, to a loss of $51.8 million for the first quarter of 2024, from a gain of $31.7 million for the first quarter of 2023. The net realized loss during the first quarter of 2024 reflects our consolidated funds’ performance on investments sold and the decline is primarily due to Opps XI.
Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments increased $142.7 million, to a gain of $117.5 million for the first quarter of 2024, from a loss of $25.2 million for the first quarter of 2023. Excluding the impact of the reversal of net realized gain (loss) on consolidated funds’ investments, the net change in unrealized appreciation (depreciation) on consolidated funds’ investments increased $59.2 million, to a net gain of $65.7 million for the first quarter of 2024, from a net gain of $6.5 million for the first quarter of 2023, primarily resulting from our investment in Opps XI.

Investment Income
Investment income decreased $33.5 million, or 64.8%, to $18.2 million for the first quarter of 2024, from $51.7 million for the first quarter of 2023. The decrease was primarily due to lower appreciation on our SPAC shares and a loss related to the non-traded REIT.
Net income Attributable to Non-controlling Interests in Consolidated Funds
Net income attributable to non-controlling interests in consolidated funds increased $83.9 million, to net income of $111.6 million for the first quarter of 2024, from net income of $27.7 million for the first quarter of 2023. The increase reflected our consolidated funds’ performance attributable to third-party investors in each period. These effects are described in more detail under “—Other Income (Loss)” above.
Net Income Attributable to Brookfield Capital Holdings, LLC Class A Unitholders
Net income attributable to Brookfield Oaktree Holdings, LLC Class A unitholders increased $37.9 million, to $76.8 million for the first quarter of 2024, from $38.9 million for the first quarter of 2023, primarily reflecting higher incentive income and other income. These effects are described in more detail under “—Incentive Income” and “—Other Income (Loss)” above.

Operating Metrics
We monitor certain operating metrics that we believe provide important data regarding our business. These operating metrics include incentive-creating AUM, incentives created, and accrued incentives.
Incentive-creating AUM
Incentive-creating AUM is set forth below and does not include undrawn capital commitments.

	As of
	March 31, 2024	December 31, 2023	March 31, 2023
Incentive-creating AUM:	(in millions)
Closed-end funds	$51,976	$51,491	$47,882
Evergreen funds	3,425	3,348	3,070
Total	$55,401	$54,839	$50,952
First Quarter Ended March 31, 2024
Incentive-creating AUM increased $0.6 billion, or 1.1%, to $55.4 billion as of March 31, 2024, from $54.8 billion as of December 31, 2023. This increase reflected $1.2 billion of market appreciation, inclusive of the impact of foreign currency fluctuations, partially offset by $0.6 billion of net distributions in the first quarter of 2024.
Accrued Incentives and Incentives Created
Accrued incentives, gross and net of incentive income compensation expense, as well as changes in accrued incentives, are set forth below.

	As of or for the Three Months Ended March 31,
	2024	2023
Accrued Incentives:	(in thousands)
Beginning balance(1)	$1,839,552	$1,709,497
Incentives created:
Closed-end funds	188,154	170,751
Evergreen funds	4,171	3,473
Total incentives created	192,325	174,224
Less: incentive income recognized by us	(120,359)	(59,401)
Ending balance	$1,911,518	$1,824,320
Accrued incentives, net of associated incentive income compensation expense	$1,137,712	$1,092,441
(1)    2023 beginning balance and activity for the period has been adjusted to align the timing of tax related incentive distributions presented herein and incentive income recognized in our financial statements in accordance with US GAAP.
As of March 31, 2024 and 2023, the portion of net accrued incentives represented by funds that were currently paying incentives was $4.4 million (or 0.4%) and $10.2 million (or 0.9%), respectively, with the remainder arising from funds that as of that date were not at the stage of their cash distribution waterfall where Oaktree was entitled to receive incentives, other than possibly tax-related distributions.
As of March 31, 2024, $743.1 million, or 65.3%, of the net accrued incentives were in evergreen or closed-end funds that were incentive paying or in their liquidation period. Please see “—Critical Accounting Policies—Fair Value of Financial Instruments” for a discussion of the fair-value hierarchy level established by GAAP.
First Quarter Ended March 31, 2024
Incentives created was $192.3 million for the first quarter of March 31, 2024, primarily reflecting $229.6 million from Credit partially offset by a loss of $39.4 million from Private Equity.

GAAP Statement of Financial Condition (Unaudited)
We manage our financial condition without the consolidation of the Oaktree funds in which we serve as general partner. Since Oaktree’s founding, Oaktree and, by extension, we have managed our financial condition in a way that builds our capital base and maintains sufficient liquidity for known and anticipated uses of cash. Our assets do not include accrued incentives, an off-balance sheet metric. As a result of the 2022 Restructuring, we no longer directly hold an economic interest in OCM Cayman or a voting interest in its general partner and therefore OCM Cayman was deconsolidated as of the effective date of the 2022 Restructuring. Additionally, we concluded that we were no longer the primary beneficiary for CLOs whose direct ownership interests are held by OCM Cayman. Assets and liabilities related to OCM Cayman and those CLOs are not reflected on our consolidated statement of financial condition as of March 31, 2024.
The following table presents our unaudited condensed consolidating statement of financial condition:

	As of March 31, 2024
	Oaktree and Operating Subsidiaries	Consolidated Funds	Eliminations	Consolidated
	(in thousands)
Assets:
Cash and cash-equivalents	$58,134	$—	$—	$58,134
U.S. Treasury and other securities	250,000	—	—	250,000
Corporate investments	2,592,584	—	(1,153,593)	1,438,991
Receivables and other assets	140,708	—	—	140,708
Assets of consolidated funds	—	6,360,836	—	6,360,836
Total assets	$3,041,426	$6,360,836	$(1,153,593)	$8,248,669
Liabilities and Capital:
Liabilities:
Accounts payable and accrued expenses	$91,612	$—	$—	$91,612
Due to affiliates	22,068	—	—	22,068
Debt obligations	217,040	—	—	217,040
Liabilities of consolidated funds	—	1,873,134	—	1,873,134
Total liabilities	330,720	1,873,134	—	2,203,854
Non-controlling redeemable interests in consolidated funds	—	—	3,344,952	3,344,952
Capital:
Capital attributable to BOH preferred unitholders	400,584	—	—	400,584
Capital attributable to BOH Class A unitholders	1,923,773	786,751	(794,124)	1,916,400
Non-controlling interest in consolidated subsidiaries	386,349	366,842	(370,312)	382,879
Non-controlling interest in consolidated funds	—	3,334,109	(3,334,109)	—
Total capital	2,710,706	4,487,702	(4,498,545)	2,699,863
Total liabilities and capital	$3,041,426	$6,360,836	$(1,153,593)	$8,248,669

Corporate Investments

	As of
	March 31, 2024	December 31, 2023	March 31, 2023
	(in thousands)
Oaktree funds:
Credit	$1,909,367	$1,984,819	$1,811,102
Private Equity	220,798	218,118	225,055
Real Assets	382,973	395,806	48,286
Listed Equities	47,807	45,424	41,615
Non-Oaktree	31,639	38,216	58,306
Total corporate investments – Oaktree and operating subsidiaries	2,592,584	2,682,383	2,184,364
Eliminations	(1,153,593)	(1,150,175)	(987,008)
Total corporate investments – Consolidated	$1,438,991	$1,532,208	$1,197,356

Liquidity and Capital Resources
We manage our liquidity and capital requirements by focusing on our cash flows before the consolidation of Oaktree funds and the effect of normal changes in short-term assets and liabilities. Our primary cash flow activities on an unconsolidated basis involve (a) generating cash flow from operations, (b) generating income from investment activities, including strategic investments in certain third parties, (c) funding capital commitments that we have made to Oaktree funds in which we act as general partner, (d) funding our growth initiatives, (e) distributing cash flow to our Class A unitholders and to OCGH and OEP, (f) borrowings, interest payments and repayments under credit agreements, our senior notes and other borrowing arrangements, and (g) issuances of, and distributions made on, our preferred units. As of March 31, 2024, the Company on an unconsolidated basis had $308.1 million of cash and U.S. Treasury and other securities and $217.0 million of outstanding debt.
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
We have subscribed for a limited partner interest in, and made a capital commitment of, $750 million to Oaktree Opportunities Fund XI, L.P., a parallel investment vehicle thereof or a feeder fund in respect of one of the foregoing (such limited partner interest, the “Opps XI Investment” and such fund entities collectively, “Opps XI”). In order to fund the Opps XI Investment, our sole Class A unitholder, or one of its affiliates, will contribute cash as a capital contribution (the “Opps XI Investment Cash”) as and to the extent required to satisfy our obligations to Opps XI. We will use the Opps XI Investment Cash solely to fund the Opps XI Investment and satisfy our obligations in respect of Opps XI. Distributions from the Opps XI Investment are intended for the benefit of the Class A unitholder, subject to applicable law. Our preferred unitholders should not rely on distributions received by us in respect of the Company’s Opps XI Investment for payment of distributions on or redemption of the preferred units. As of March 31, 2024, $638 million of the $750 million capital commitment was funded.
We have subscribed for a limited partner interest in, and made a capital commitment of, $750 million to Oaktree Opportunities Fund XII, L.P., a parallel investment vehicle thereof or a feeder fund in respect of one of the foregoing (such limited partner interest, the “Opps XII Investment” and such fund entities collectively, “Opps XII”). In order to fund the Opps XII Investment, our sole Class A unitholder, or one of its affiliates, will contribute cash as a capital contribution (the “Opps XII Investment Cash”) as and to the extent required to satisfy our obligations to Opps XII. We will use the Opps XII Investment Cash solely to fund the Opps XII Investment and satisfy our obligations in respect of Opps XII. Distributions from the Opps XII Investment are intended for the benefit of the Class A unitholder, subject to applicable law. Our preferred unitholders should not rely on distributions received by us in respect of the Company’s Opps XII Investment for payment of distributions on or redemption of the preferred units. As of March 31, 2024, the Company has not funded any of its capital commitment.
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
As of March 31, 2024, the carrying value of NTR included in corporate investments was $299.6 million.
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
Because our consolidated funds are either treated as investment companies for accounting purposes or represent CLOs whose primary operations are investing activities, their investing cash flow amounts are included in our cash flows from operations. We believe that we and each of the consolidated funds has sufficient access to cash to fund our and their respective operations in the near term. Subsequent to the 2022 Restructuring, the Company no longer consolidates CLOs whose direct ownership interests are held by OCM Cayman.
Significant amounts from our condensed consolidated statements of cash flows for the three months ended March 31, 2024 and 2023 are discussed below.
Operating Activities
Operating activities used $236.9 million and $156.6 million of cash for the first three months of 2024 and 2023, respectively. These amounts principally reflected net income (loss), purchases of securities, net of non-cash adjustments, and net realized and unrealized (gain) loss from consolidated fund investments in each of the respective periods as well as net purchases of securities of the consolidated funds.
Investing Activities
Investing activities used $132.9 million and provided $28.0 million of cash for the first three months of 2024 and 2023, respectively. During the first quarter of 2024, the Company placed $250.0 million on deposit with BAM ULC which was included in the U.S. Treasury and other securities. Corporate investments in funds and companies of $3.6 million and $43.5 million for the first three months of 2024 and 2023, respectively, consisted of the following:

	Three months ended March 31,
	2024	2023
	(in thousands)
Funds	$26,627	$198,740
Eliminated in consolidation	(23,059)	(155,193)
Total investments	$3,568	$43,547

Distributions and proceeds from corporate investments in funds and companies of $120.7 million and $71.6 million for the first three months of 2024 and 2023, respectively, consisted of the following:

	Three months ended March 31,
	2024	2023
	(in thousands)
Funds	$154,415	$79,638
Eliminated in consolidation	(33,704)	(8,075)
Total proceeds	$120,711	$71,563

Financing Activities
Financing activities provided $480.0 million and $409.7 million of cash for the first three months of 2024 and 2023, respectively, and included: (a) net contributions from non-controlling interests of $63.5 million and $577.0 million; (b) distributions to unitholders of $29.2 million and $14.7 million; (c) net capital distributions of $0.3 million and net capital contributions of $149.2 million; and (d) payments of debt issuance costs of $1.7 million and $0.0. Additionally, the first three months of 2024 and 2023 included borrowings of $871.5 million and $50.3 million, respectively, and repayments of $423.7 million and $352.1 million, respectively, related to consolidated funds.

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
In May 2020, Oaktree Capital I, along with certain other Oaktree Operating Group members as co-borrowers, entered into a credit agreement with a subsidiary of Brookfield that provides for a subordinated credit facility. The subordinated credit facility has a revolving loan commitment of $250 million and borrowings generally bear interest at a spread to either LIBOR or an alternative base rate. Borrowings on the subordinated credit facility are subordinate to the outstanding debt obligations and borrowings on the primary credit facility of Oaktree Capital I and its co-borrowers as detailed in note 8 to our condensed consolidated financial statements included elsewhere in this quarterly report. Oaktree Capital I is jointly and severally liable, along with its co-obligors for outstanding borrowings on the subordinated credit facility. As set forth in such note 8, the Company’s financial statements generally will not reflect debt obligations, interest expense or related liabilities associated with its operating subsidiaries until such time as Oaktree Capital I directly borrows from the subordinated credit facility. In March 2022, the Company entered into an amendment to the credit facility to extend the revolving credit maturity date from May 19, 2023 to September 14, 2026. On October 6, 2023, an amendment was signed to further extend the maturity date to October 6, 2028 and change the interest rate to the secured overnight financing rate (“SOFR”) plus 1.6% or an alternative base rate plus 0.5%. The amendment also provided that the maturity date will automatically extend annually in one-year increments until the lenders notify the borrowers of their intention to terminate the subordinated credit facility. No amounts were outstanding on the subordinated credit facility as of March 31, 2024.
In September 2021, Oaktree Capital I, OCM, Oaktree Capital II and Oaktree AIF (collectively, the “Borrowers”) entered into the Sixth Amendment to Credit Agreement (the “Sixth Amendment”), which amended the credit agreement as of December 13, 2019 (as amended through and including the Sixth Amendment, the “Credit Agreement”). The Sixth Amendment extended the maturity date of the Credit Agreement from December 13, 2024 to September 14, 2026, modified the AUM covenant threshold from $65 billion of AUM to $57.5 billion of management fee-generating AUM, and increased the maximum leverage ratio to 4.00x-to-1.00x. In December 2022, the Borrowers entered into the Seventh Amendment to Credit Agreement (the “Seventh Amendment”). The Seventh Amendment extended the maturity date of the Credit Agreement from September 14, 2026 to December 15, 2027 with the potential to extend the maturity for up to two additional years and implemented language consistent with U.S. syndicated loan market practice to use an adjusted forward-looking term rate based on the SOFR, as a replacement for the London Interbank Offered Rate. As set forth in note 8 to our condensed consolidated financial statements included elsewhere in this quarterly report, the Company’s financial statements generally will not reflect debt obligations, interest expense or related liabilities associated with its operating subsidiaries until such time as Oaktree Capital I directly borrows from the subordinated credit facility. Based on the current credit ratings of OCM, the interest rate on borrowings is the term SOFR reference rate plus 1.10% per annum and the commitment fee on the unused portions of the revolving credit facility is 0.10% per annum. The term SOFR reference rate is determined by the tenor of the borrowings and set by the CME Group Benchmark Administration Limited (CBA). As of March 31, 2024, no amounts were outstanding under the $650 million revolving credit facility.
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
Contractual Obligations, Commitments and Contingencies
In the ordinary course of business, we and our consolidated funds enter into contractual arrangements that may require future cash payments. The following table sets forth information related to anticipated future cash payments as of March 31, 2024:

	Remainder of 2024	2024-2025	2026-2027	Thereafter	Total
	(in thousands)
Oaktree and Operating Subsidiaries:
Senior note principal repayment (1)	$—	$—	$—	$218,260	$218,260
Interest obligations on debt (2)	2,638	10,552	10,552	34,948	58,690
BOH limited partner commitments to Oaktree funds (3)	862,500	—	—	—	862,500
Oaktree Capital I general partner commitments to Oaktree and third-party funds (3)	386,509	—	—	—	386,509
Subtotal	$1,251,647	$10,552	$10,552	$253,208	$1,525,959
Consolidated Funds:
Debt obligations payable (1)	$138,115	$918,178	$—	$—	$1,056,293
Interest obligations on debt (4)	58,172	32,626	—	—	90,798
Debt obligations of CLOs (1)	—	11,872	—	370,000	381,872
Interest on debt obligations of CLOs (4)	20,955	54,981	54,260	230,286	360,482
Total	$1,468,889	$1,028,209	$64,812	$853,494	$3,415,404

(1)    These obligations represent future principal payments, gross of debt issuance costs.
(2)    Interest obligations include interest on outstanding indebtedness. All figures are based on the conversion of amounts from EUR to USD using the foreign exchange spot rate of 1.09 as of March 31, 2024.
(3)    These obligations represent commitments by us to provide limited and general partner capital funding to our funds and limited partner capital funding to funds managed by unaffiliated third parties. These amounts are generally due on demand and are therefore presented in the 2024 column. Capital commitments are generally expected to be called over a period of several years.
(4)    Interest obligations include accrued interest on outstanding indebtedness. Where applicable, current interest rates are applied to estimate future interest obligations on variable-rate debt.
In some of our service contracts or management agreements, we have agreed to indemnify third-party service providers or separate account clients under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has neither been included in the above table nor recorded in our condensed consolidated financial statements as of March 31, 2024.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements. Please see note 13 to our condensed consolidated financial statements included elsewhere in this quarterly report for information on our commitments and contingencies and notes 8 and 14 for information on our joint and several liability as co-obligors on certain debt obligations with affiliates of the Company.

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
Price Risk
Impact on Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
As of March 31, 2024, we had investments, at fair value of $5.8 billion related to our consolidated funds. We estimate that a 10% decline in market values would result in a decrease in unrealized appreciation (depreciation) on the consolidated funds’ investments of $577.2 million. Of this decline, approximately $80.3 million would impact net income attributable to BOH Class A unitholders, with the remainder attributable to non-controlling interests. The magnitude of the impact on net income is largely affected by the percentage of our equity ownership interest.
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
Impact on Investment Income (before consolidation of funds)
Investment income or loss arises from our pro-rata share of income or loss from our investments, generally in our capacity as general partner in our funds. This income is directly affected by changes in market risk factors. Based on investments held as of March 31, 2024, a 10% decline in fair values of the investments held in our funds and other holdings would result in a $259.3 million decrease in the amount of investment income. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds, the timing of fund flows or the timing of new investments or realizations.
Exchange-rate Risk
Subsequent to the 2022 Restructuring and the deconsolidation of OCM Cayman, we no longer have foreign subsidiaries and the associated exchange rate risk related to those operations. At any point in time, some of the investments held by our closed-end and evergreen funds may be denominated in non-U.S. dollar currencies on an unhedged basis. Changes in currency rates could affect incentive income, incentives created and investment income with respect to such closed-end and evergreen funds; however, the degree of impact is not readily determinable because of the many indirect effects that currency movements may have on individual investments.
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
Interest-rate Risk
As of March 31, 2024, the Company and its operating subsidiary had $218.3 million of debt obligations outstanding that bear interest at a fixed rate. As of March 31, 2024, the Company and its operating subsidiary are jointly and severally liable for $1.1 billion of debt obligations outstanding under the senior notes issuances and no amounts outstanding under the revolving credit facilities. The senior notes issuances bear interest at a fixed rate. The revolving credit facilities bear interest at a variable rate.
Our consolidated funds have debt obligations, most of which accrue interest at variable rates. Changes in these rates would affect the amount of interest payments that our funds would have to make, impacting future earnings and cash flows. As of March 31, 2024, the consolidated funds had $1.4 billion of principal or par value, as applicable, outstanding under these debt obligations. We estimate that interest expense relating to variable-rate debt would increase on an annualized basis by $14.4 million in the event interest rates were to increase by 100 basis points.
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
Date: May 10, 2024

Brookfield Capital Holdings, LLC
By:	/s/ Daniel D. Levin
Name:	Daniel D. Levin

Title:	Chief Financial Officer and Authorized Signatory

EXHIBITS INDEX

Exhibit No.	Description of Exhibit

3.1
Amended and Restated Certificate of Formation of the Registrant effective as of March 15, 2024. (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 21, 2024).

3.2
Seventh Amended and Restated Operating Agreement of the Registrant dated as of March 15, 2024 (including Unit Designation with respect to the Series A Preferred Units, dated May 17, 2018, and Unit Designation with respect to the Series B Preferred Units, dated August 9, 2018) (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 21, 2024).

10.1
Letter Agreement, dated as of March 20, 2024, by and between Brookfield Oaktree Holdings, LLC and Oaktree Capital Holdings, LLC (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 21, 2024).

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