Form 10-Q
period 2024-06-30
Brookfield Oaktree Holdings, LLC
filed 2024-08-14
CIK 1403528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
FORM 10-Q
________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of August 14, 2024, there were 116,373,234 Class A units and 43,771,190 Class B units of the registrant outstanding.

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
“assets under management,” or “AUM,” generally refers to the sum of (i) the assets Oaktree manages and equals the NAV (as defined below) of the assets Oaktree manages, (ii) the leverage on which management fees are charged, (iii) the undrawn capital that Oaktree is entitled to call from investors in the funds pursuant to their capital commitments, (iv) investment proceeds held in trust for use in investment activities, (v) Oaktree’s pro rata portion of AUM managed by its equity method investments such as DoubleLine Capital LP and its affiliates (“DoubleLine”) and Duration Capital LP and its affiliates, in which Oaktree holds minority ownership interests, and (vi) 100% of the AUM managed by 17 Capital LLP and its affiliates in which Oaktree acquired a majority ownership interest in 2022. For Oaktree’s collateralized loan obligation vehicles, AUM represents the aggregate par value of collateral assets and principal cash; for Oaktree’s BDCs, gross assets (including assets acquired with leverage), net of cash; for Oaktree’s special purpose acquisition companies (“SPACs”), the proceeds of any initial public offering held in trust for use in a business combination; and for DoubleLine funds, NAV. Oaktree’s AUM amounts include AUM for which Oaktree charges no management fees. Oaktree’s definition of AUM is not based on any definition contained in our operating agreement or the agreements governing the funds that Oaktree manages. Oaktree’s calculation of AUM and the AUM-related metric described below may not be directly comparable to the AUM metrics of other investment managers.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Brookfield Oaktree Holdings, LLC
Condensed Consolidated Statements of Financial Condition (Unaudited)
($ in thousands)

	As of
	June 30, 2024	December 31, 2023
Assets
Cash and cash-equivalents	$14,911	$28,507
U.S. Treasury and other securities	170,000	—
Corporate investments (includes $375,305 and $402,620 measured at fair value as of June 30, 2024 and December 31, 2023, respectively)	1,443,496	1,532,208
Due from affiliates	9,437	232,485
Other assets	68,341	66,650
Assets of consolidated funds:
Cash and cash-equivalents	480,532	308,172
Investments, at fair value	6,472,887	5,143,677
Dividends and interest receivable	47,056	37,839
Receivable for securities sold	101,640	118,851
Derivative assets, at fair value	24,793	9,133
Other assets, net	85,818	78,411
Total assets	$8,918,911	$7,555,933
Liabilities and Unitholders’ Capital
Liabilities:
Accrued compensation expense	$46,796	$138,841
Accounts payable, accrued expenses and other liabilities	3,494	3,837
Due to affiliates	50,014	62,759
Debt obligations (Note 8)	213,161	219,682
Liabilities of consolidated funds:
Accounts payable, accrued expenses and other liabilities	31,502	14,701
Payables for securities purchased	359,000	124,789
Derivative liabilities, at fair value	18,210	22,230
Distributions payable	570	95,690
Debt obligations of the consolidated funds	1,481,994	951,950
Debt obligations of CLOs	769,314	—
Total liabilities	2,974,055	1,634,479
Commitments and contingencies (Note 13)
Non-controlling redeemable interests in consolidated funds	3,378,021	3,336,548
Unitholders’ capital:
Series A preferred units, 7,200,000 units issued and outstanding as of June 30, 2024 and December 31, 2023	173,669	173,669
Series B preferred units, 9,400,000 units issued and outstanding as of June 30, 2024 and December 31, 2023	226,915	226,915
Class A units, no par value, unlimited units authorized, 116,373,234 and 109,198,991 units issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Class B units, no par value, unlimited units authorized, 43,756,355 and 50,915,764 units issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Paid-in capital	1,563,857	1,529,909
Retained earnings	325,039	334,314
Accumulated other comprehensive loss	(14,122)	(13,096)
Unitholders’ capital attributable to Brookfield Oaktree Holdings, LLC	2,275,358	2,251,711
Non-controlling interests in consolidated subsidiaries	291,477	333,195
Total unitholders’ capital	2,566,835	2,584,906
Total liabilities and unitholders’ capital	$8,918,911	$7,555,933
Please see accompanying notes to condensed consolidated financial statements.

Brookfield Oaktree Holdings, LLC
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per unit amounts)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenues:
Incentive income	$2,200	$2,072	$117,529	$61,473
Expenses:
Compensation and benefits	(272)	(85)	(471)	(176)
Incentive income compensation	4,152	1,494	(22,168)	(57,044)
Total compensation and benefits expense	3,880	1,409	(22,639)	(57,220)
General and administrative	1,075	(179)	(2,314)	(2,103)
Consolidated fund expenses	(24,086)	(13,188)	(44,661)	(27,324)
Total expenses	(19,131)	(11,958)	(69,614)	(86,647)
Other income (loss):
Interest expense	(28,940)	(12,161)	(51,155)	(28,710)
Interest and dividend income	136,392	93,086	257,776	159,895
Net realized gain on consolidated funds’ investments	54,857	30,701	3,081	62,381
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	(22,295)	(12,789)	95,179	(37,971)
Investment income (loss)	16,514	(41,841)	34,754	9,881
Total other income	156,528	56,996	339,635	165,476
Net income	139,597	47,110	387,550	140,302
Less:
Net income attributable to non-controlling interests in consolidated funds	(85,857)	(60,571)	(197,467)	(88,305)
Net (income) loss attributable to non-controlling interests in consolidated subsidiaries	(8,937)	13,955	(61,665)	(5,745)
Net income attributable to Brookfield Oaktree Holdings, LLC	44,803	494	128,418	46,252
Net income attributable to preferred unitholders	(6,829)	(6,829)	(13,658)	(13,658)
Net income (loss) attributable to Brookfield Oaktree Holdings, LLC Class A unitholders	$37,974	$(6,335)	$114,760	$32,594

Distributions declared per Class A unit	$1.26	$0.72	$1.40	$0.83
Net income (loss) per Class A unit (basic and diluted):
Net income (loss) per Class A unit	$0.33	$(0.06)	$1.02	$0.31
Weighted average number of Class A units outstanding	115,821	108,796	112,510	105,954

Please see accompanying notes to condensed consolidated financial statements.

Brookfield Oaktree Holdings, LLC
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Net income (loss)	$139,597	$47,110	$387,550	$140,302
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(6)	(1,498)	(1,501)	(1,534)
Other comprehensive income (loss), net of tax	(6)	(1,498)	(1,501)	(1,534)
Total comprehensive income (loss)	139,591	45,612	386,049	138,768
Less:
Comprehensive (income) loss attributable to non-controlling interests in consolidated funds	(85,857)	(60,571)	(197,467)	(88,305)
Comprehensive (income) loss attributable to non-controlling interests in consolidated subsidiaries	(8,937)	14,467	(61,190)	(5,219)
Comprehensive income (loss) attributable to BOH	44,797	(492)	127,392	45,244
Comprehensive income attributable to preferred unitholders	(6,829)	(6,829)	(13,658)	(13,658)
Comprehensive income (loss) attributable to BOH Class A unitholders	$37,968	$(7,321)	$113,734	$31,586

Please see accompanying notes to condensed consolidated financial statements.

Brookfield Oaktree Holdings, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$387,550	$140,302
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income	(34,754)	(9,881)
Net realized and unrealized gain from consolidated funds’ investments	(98,260)	(24,410)
Accretion of original issue and market discount of consolidated funds’ investments, net	(37,679)	(17,870)
Distributions of investment income and settlements of derivative instruments	68,390	7,590
Other non-cash items	3,450	(74)
Cash flows due to changes in operating assets and liabilities:
(Increase)/ Decrease in other assets	(1,693)	17,217
Decrease in net due from affiliates	234,117	214,036
Decrease in accrued compensation expense	(92,045)	(65,134)
Decrease in accounts payable, accrued expenses and other liabilities	(344)	(11,023)
Cash flows due to changes in operating assets and liabilities of consolidated funds:
Increase in dividends and interest receivable	(11,523)	(835)
Decrease in due from brokers	—	31,965
Decrease (increase) in receivables for securities sold	17,211	(14,237)
Increase in other assets	(7,499)	(13,393)
Decrease in accounts payable, accrued expenses and other liabilities	(79,612)	(3,778)
Increase (decrease) in payables for securities purchased	208,724	(43,499)
Purchases of securities	(2,761,182)	(2,441,651)
Proceeds from maturities and sales of securities	1,433,916	1,864,825
Net cash used in operating activities	(771,233)	(369,850)
Cash flows from investing activities:
Purchases of U.S. Treasury and other securities	(250,000)	—
Proceeds from maturities and sales of U.S. Treasury and other securities	80,000	—
Corporate investments in funds and companies	(34,945)	(409,539)
Distributions and proceeds from corporate investments in funds and companies	124,455	79,492
Net cash used in investing activities	(80,490)	(330,047)

(continued)

Please see accompanying notes to condensed consolidated financial statements.

Brookfield Oaktree Holdings, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) — (Continued)
(in thousands)

	Six months ended June 30,
	2024	2023
Cash flows from financing activities:
Capital contributions	$—	$569,500
Capital distributions	(271)	(1,086)
Distributions to Class A unitholders	(152,683)	(78,730)
Distributions to OCGH unitholders	(82,213)	(44,404)
Distributions to preferred unitholders	(13,658)	(13,658)
Payment of debt issuance costs	—	(128)
Cash flows from financing activities of consolidated funds:
Contributions from non-controlling interests	149,417	1,107,488
Distributions to non-controlling interests	(138,508)	(63,085)
Payment of debt issuance costs	(3,378)	—
Borrowings on credit facilities	2,168,351	76,678
Repayments on credit facilities	(907,670)	(767,078)
Net cash provided by financing activities	1,019,387	785,497
Effect of exchange rate changes on cash	(8,130)	2,254
Net increase in cash and cash-equivalents	159,534	87,854
Initial consolidation (deconsolidation) of funds	(770)	—
Cash and cash-equivalents, beginning balance	336,679	176,130
Cash and cash-equivalents, ending balance	$495,443	$263,984

Reconciliation of cash and cash-equivalents
Cash and cash-equivalents – Oaktree	$14,911	$17,980
Cash and cash-equivalents – consolidated funds	480,532	246,004
Total cash and cash-equivalents	$495,443	$263,984

Please see accompanying notes to condensed consolidated financial statements.

Brookfield Oaktree Holdings, LLC
Condensed Consolidated Statements of Changes in Unitholders’ Capital (Unaudited)
(in thousands)

	Brookfield Oaktree Holdings, LLC							Non-controlling Interests in Consolidated Subsidiaries	Total Unitholders’ Capital
	Class A Units	Class B Units	Series A Preferred Units	Series B Preferred Units	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)

Unitholders’ capital as of March 31, 2024	109,199	50,931	173,669	226,915	$1,527,933	$402,582	$(14,116)	$382,880	$2,699,863
Activity for the three months ended:
Unit exchange	7,174	(7,174)	—	—	—	—	—	—	$—
Equity reallocation between controlling and non-controlling interests	—	—	—	—	35,924	—	—	(35,924)	$—
Distributions declared	—	—	(2,981)	(3,848)	—	(115,517)	—	(64,416)	$(186,762)
Net income	—	—	2,981	3,848	—	37,974	—	8,937	$53,740
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(6)	—	$(6)
Unitholders’ capital as of June 30, 2024	116,373	43,757	173,669	226,915	$1,563,857	$325,039	$(14,122)	$291,477	$2,566,835

	Brookfield Oaktree Holdings, LLC							Non-controlling Interests in Consolidated Subsidiaries	Total Unitholders’ Capital
	Class A Units	Class B Units	Series A Preferred Units	Series B Preferred Units	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)

Unitholders’ capital as of December 31, 2023	109,199	50,916	173,669	226,915	$1,529,909	$334,314	$(13,096)	$333,195	$2,584,906
Activity for the six months ended:
Net issuance of units	—	15	—	—	—	—	—	—	$—
Unit exchange	7,174	(7,174)	—	—	—	—	—	—	$—
Equity reallocation between controlling and non-controlling interests	—	—	—	—	33,948	—	—	(34,219)	$(271)
Distributions declared	—	—	(5,962)	(7,696)	—	(124,035)	—	(68,689)	$(206,382)
Net income	—	—	5,962	7,696	—	114,760	—	61,665	$190,083
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(1,026)	(475)	$(1,501)
Unitholders’ capital as of June 30, 2024	116,373	43,757	173,669	226,915	$1,563,857	$325,039	$(14,122)	$291,477	$2,566,835

Please see accompanying notes to condensed consolidated financial statements.

Brookfield Oaktree Holdings, LLC
Condensed Consolidated Statements of Changes in Unitholders’ Capital (Unaudited)
(in thousands)

	Brookfield Oaktree Holdings, LLC							Non-controlling Interests in Consolidated Subsidiaries	Total Unitholders’ Capital
	Class A Units	Class B Units	Series A Preferred Units	Series B Preferred Units	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)

Unitholders’ capital as of March 31, 2023	103,081	57,035	173,669	226,915	$1,055,871	$283,706	$(9,123)	$375,857	$2,106,895
Activity for the three months ended:
Unit exchange	6,118	(6,118)	—	—	—	—	—	—	—
Capital contributions	—	—	—	—	419,500	—	—	—	419,500
Equity reallocation between controlling and non-controlling interests	—	—	—	—	37,353	—	—	(37,953)	(600)
Distributions declared	—	—	(2,981)	(3,848)	—	(77,154)	—	(38,130)	(122,113)
Net income	—	—	2,981	3,848	—	(6,335)	—	(13,955)	(13,461)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(986)	(512)	(1,498)
Unitholders’ capital as of June 30, 2023	109,199	50,917	173,669	226,915	$1,512,724	$200,217	$(10,109)	$285,307	$2,388,723

	Brookfield Oaktree Holdings, LLC							Non-controlling Interests in Consolidated Subsidiaries	Total Unitholders’ Capital
	Class A Units	Class B Units	Series A Preferred Units	Series B Preferred Units	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)

Unitholders’ capital as of December 31, 2022	103,081	56,922	173,669	226,915	$908,142	$246,353	$(9,101)	$360,660	$1,906,638
Activity for the six months ended:
Net issuance of units	—	122	—	—	—	—	—	—	—
Unit exchange	6,118	(6,118)	—	—	—	—	—	—	—
Cancellation of units associated with forfeitures	—	(9)	—	—	—	—	—	—	—
Capital contributions	—	—	—	—	569,500	—	—	—	569,500
Equity reallocation between controlling and non-controlling interests	—	—	—	—	35,082	—	—	(36,168)	(1,086)
Distributions declared	—	—	(5,962)	(7,696)	—	(78,730)	—	(44,404)	(136,792)
Net income	—	—	5,962	7,696	—	32,594	—	5,745	51,997
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(1,008)	(526)	(1,534)
Unitholders’ capital as of June 30, 2023	109,199	50,917	173,669	226,915	$1,512,724	$200,217	$(10,109)	$285,307	$2,388,723

Please see accompanying notes to condensed consolidated financial statements.

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2024
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

The Company’s ownership and operational structure through June 30, 2024 were the result of certain mergers with affiliates of Brookfield completed on September 30, 2019 (the “Mergers”) and subsequent restructurings completed on October 1, 2019 in connection with the Mergers (the “2019 Restructuring”) and on November 30, 2022 (“Effective Date”) in connection with an internal Oaktree reorganization to facilitate the separation of Brookfield’s capital business and asset management business (the “2022 Restructuring”). See Part I, Item I included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 2, 2020 for more information regarding the Mergers and the 2019 Restructuring. See Item 1.01 of the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2022 for more information about the 2022 Restructuring. Subsequently, on July 1, 2024, an internal Oaktree reorganization was effected to facilitate the change of the general partner of Oaktree Capital I, L.P. (“Oaktree Capital I”) from Brookfield OCM Holdings II, LLC to Oaktree Capital I GP, LLC, a newly formed subsidiary of Oaktree Capital Holdings, LLC (“OCH”) (the “2024 Restructuring”). See Item 8.01 of the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2024 for more information about the 2024 Restructuring.

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
June 30, 2024
($ in thousands, except where noted)
other entities and (vi) Oaktree AIF Investments, L.P. (“Oaktree AIF”), which primarily holds interests in certain Oaktree fund investments for regulatory and structuring purposes.

Since the 2022 Restructuring, the Company’s operations have been conducted through an indirect economic interest in Oaktree Capital I.

OCM, an affiliate of the Company, has since the 2019 Restructuring provided certain administrative and other services relating to the operations of the Company’s business. These services are provided pursuant to a Services Agreement between the Company and OCM (as amended from time to time, the “Services Agreement”).

Subsequent to the 2022 Restructuring, the Company’s revenue includes the incentive income generated by certain funds that OCM manages for which the Company acts as general partner and the investment income earned from the investments the Company makes in Oaktree funds, third-party funds and other companies. Investment income generally reflects the investment return on a mark-to-market basis and the Company’s equity participation on the amounts that it invests in Oaktree and third-party funds.
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
June 30, 2024
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
June 30, 2024
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
June 30, 2024
($ in thousands, except where noted)
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
June 30, 2024
($ in thousands, except where noted)
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

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2024
($ in thousands, except where noted)
At June 30, 2024 and December 31, 2023, the Company had cash balances with financial institutions in excess of Federal Deposit Insurance Corporation insured limits. The Company monitors the credit standing of these financial institutions.
U.S. Treasury and Other Securities
U.S. Treasury and other securities include holdings of U.S. Treasury bills, time deposit securities, notes and bonds, commercial paper, and investment grade debt securities that are issued or guaranteed by U.S. government-sponsored entities, sovereign debt, domestic and international corporate fixed and floating rate debt, and structured credit with maturities greater than three months from the date of acquisition. These securities are classified as trading and are recorded at fair value with changes in fair value included in investment income. The interest income earned on the deposit is included in the interest and dividend income.
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
June 30, 2024
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
June 30, 2024
($ in thousands, except where noted)
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
June 30, 2024
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
June 30, 2024
($ in thousands, except where noted)
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
June 30, 2024
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
June 30, 2024
($ in thousands, except where noted)
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
Recent Accounting Developments
In March 2020, the Financial Accounting Standards Board (“FASB”) issued guidance which provides temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance is effective upon issuance and generally may be elected over time through December 31, 2024. The Company has not adopted any of the optional expedients or exceptions through June 30, 2024, but will continue to evaluate the possible adoption (including potential impact) of any such expedients or exceptions during the effective period as circumstances evolve.
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
June 30, 2024
($ in thousands, except where noted)
3. REVENUES
The Company earns incentive income generated by the funds, for which it serves as general partner. Revenues are affected by economic factors related to the asset class composition of the holdings and the contractual terms such as the basis for calculating the incentive income and investors’ ability to redeem. Revenues by fund structure are set forth below.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Incentive Income
Closed-end	$—	$1,864	$112,497	$60,963
Evergreen	2,200	208	5,032	510
Total	$2,200	$2,072	$117,529	$61,473
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
The table below sets forth contract balances for the periods indicated:

	As of
	June 30, 2024	December 31, 2023

Receivables	$667	$9,407
Contract assets (1)	—	192,645

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
Consolidated VIEs
As of June 30, 2024, the Company consolidated 9 VIEs that are funds managed by Oaktree, including 1 CLO equity fund, which has 100% ownership interest in 3 underlying CLOs, for which it was the primary beneficiary. As of December 31, 2023, the Company consolidated 9 VIEs that are funds managed by Oaktree for which it was the primary beneficiary.

As of June 30, 2024, the assets and liabilities of the 9 consolidated VIEs amounted to $7.2 billion and $2.7 billion, respectively. The assets of these consolidated VIEs primarily consisted of investments in debt and equity

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2024
($ in thousands, except where noted)
securities, while their liabilities primarily represented debt obligations issued by consolidated funds. The assets of these VIEs may be used only to settle obligations of the same VIE. In addition, there is no recourse to the Company for the VIEs’ liabilities. As of June 30, 2024, the Company’s investments in consolidated VIEs had a carrying value of $1.2 billion, which represented its maximum risk of loss as of that date.
Unconsolidated VIEs
The Company holds variable interests in certain VIEs in the form of direct equity interests that are not consolidated because it is not the primary beneficiary, inasmuch as Oaktree’s fee arrangements are considered at-market and it does not hold interests in those entities that are considered more than insignificant.
The carrying value of the Company’s investments in VIEs that were not consolidated are shown below.

	Carrying Value as of
	June 30, 2024	December 31, 2023

Corporate investments	$935,730	$999,112
Due from affiliates	647	199,861
Maximum exposure to loss	$936,377	$1,198,973

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2024
($ in thousands, except where noted)
5. INVESTMENTS
Corporate Investments
Corporate investments consisted of the following:

	As of
Corporate Investments	June 30, 2024	December 31, 2023

Equity-method investments:
Funds	$1,361,118	$1,434,988
Companies	7,809	11,901
Other investments, at fair value	74,569	85,319
Total corporate investments	$1,443,496	$1,532,208
The components of investment income (loss) are set forth below:

	Three months ended June 30,		Six months ended June 30,
Investment Income (Loss)	2024	2023	2024	2023

Equity-method investments:
Funds	$18,939	$(11,230)	$23,551	$14,892
Companies	(83)	—	(460)	(3)
Other investments, at fair value	(2,342)	(30,611)	11,663	(5,008)
Total investment income (loss)	$16,514	$(41,841)	$34,754	$9,881

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
On June 27, 2023, the Company entered into a contribution agreement with Brookfield Corporate Treasury Ltd. and acquired the equity ownership in certain entities which beneficially own shares in Brookfield Real Estate Income Trust. The Company accounted for the acquired interests as equity method investments with fair value election. The fair value option has been elected to simplify the accounting for the investment in OCG NTR Holdings, LLC, a wholly owned subsidiary of the Company (“NTR”). Changes in the fair value and cash dividends received from the investment in NTR are included in investment income. During the six months ended June 30, 2024, the Company recognized an equity investment loss of $16.6 million. Please refer to note 14 for the detailed description of the transaction.
Each reporting period, the Company evaluates each of its equity-method investments to determine if any are considered significant, as defined by the SEC. As of June 30, 2024, or for the six months ended June 30, 2024 and 2023, no individual equity-method investment met the significance criteria.

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2024
($ in thousands, except where noted)
Summarized financial information of the Company’s equity-method investments is set forth below.

	Three months ended June 30,		Six months ended June 30,
Statements of Operations	2024	2023	2024	2023
Revenues / investment income	$1,207,178	$1,064,494	$2,249,015	$2,241,125
Interest expense	(167,201)	(136,034)	(308,422)	(284,000)
Other expenses	(312,871)	(231,153)	(582,901)	(470,951)
Net realized and unrealized gain (loss) on investments	721,523	(440,319)	1,867,565	(114,734)
Net income	$1,448,629	$256,988	$3,225,257	$1,371,440
Other Investments, at Fair Value
Other investments, at fair value primarily consist of (a) investments in certain Oaktree and non-Oaktree funds, (b) non-investment grade debt securities, (c) equities received as part of our sponsorship of SPACs and (d) derivatives utilized to hedge the Company’s exposure to investment income earned from its funds.
The following table summarizes net gains (losses) attributable to the Company’s other investments at fair value:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Realized gain (loss)	$1,969	$1,082	$9,504	$2,151
Net change in unrealized gain (loss)	(4,311)	(31,693)	2,159	(7,159)
Total gain (loss)	$(2,342)	$(30,611)	$11,663	$(5,008)

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2024
($ in thousands, except where noted)
Investments of Consolidated Funds
Investments, at Fair Value
Investments held and securities sold short by the consolidated funds are summarized below:

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
United States:
Debt securities:
Communication services	$251,123	$69,509	3.9%	1.4%
Consumer discretionary	347,466	202,355	5.4	3.9
Consumer staples	72,039	28,149	1.1	0.5
Energy	132,889	110,990	2.1	2.2
Financials	372,517	223,794	5.8	4.4
Health care	361,358	226,554	5.6	4.4
Industrials	514,075	379,538	7.8	7.5
Information technology	198,560	87,355	3.1	1.7
Materials	304,794	333,459	4.7	6.5
Real estate	90,849	97,621	1.4	1.9
Utilities	88,837	19,954	1.4	0.4
Other	534,507	549,164	8.1	10.6
Total debt securities (cost: $3,217,300 and $2,341,421 as of June 30, 2024 and December 31, 2023, respectively)	3,269,014	2,328,442	50.4	45.4
Equity securities:
Communication services	60,334	79,522	0.9	1.5
Consumer discretionary	41,030	68,056	0.6	1.3
Energy	479,895	427,034	7.5	8.3
Financials	265,568	171,924	4.1	3.3
Health care	108,339	32,418	1.7	0.6
Industrials	465,016	369,019	7.2	7.2
Information technology	43,687	44,350	0.7	0.9
Materials	5,421	—	0.1	0.0
Utilities	75,268	89,427	1.1	1.7
Total equity securities (cost: $1,312,363 and $1,095,721 as of June 30, 2024 and December 31, 2023, respectively)	1,544,558	1,281,750	23.9	24.8
Real estate:
Real estate	67,268	13,780	1.0	0.3
Total real estate securities (cost: $77,154 and $22,716 as of June 30, 2024 and December 31, 2023, respectively)	67,268	13,780	1.0	0.3

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2024
($ in thousands, except where noted)

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Europe:
Debt securities:
Communication services	$108,630	$111,898	1.7%	2.1%
Consumer discretionary	47,921	18,560	0.7	0.4
Consumer staples	10,148	3,107	0.2	0.1
Energy	5,412	1,185	0.1	0.0
Financials	29,869	18,381	0.5	0.4
Health care	10,450	12,136	0.2	0.2
Industrials	22,757	15,993	0.4	0.3
Information technology	5,054	5,402	0.1	0.1
Materials	16,228	13,487	0.3	0.3
Real estate	17,362	13,424	0.3	0.3
Utilities	2,709	5,417	0.0	0.1
Other	41,831	34,686	0.6	0.6
Total debt securities (cost: $299,515 and $231,315 as of June 30, 2024 and December 31, 2023, respectively)	318,371	253,676	5.1	4.9
Equity securities:
Consumer discretionary	46,608	52,468	0.7	1.0
Materials	24,282	24,282	0.4	0.5
Financials	48,566	49,496	0.8	1.0
Health care	174	19	0.0	0.0
Industrials	101,752	93,662	1.6	1.7
Real estate	40,873	44,637	0.6	0.9
Total equity securities (cost: $207,364 and $208,130 as of June 30, 2024 and December 31, 2023, respectively)	262,255	264,564	4.1	5.1
Real estate:
Consumer Discretionary	59,377	61,357	0.9	1.2
Real estate	120,217	100,216	1.9	1.9
Total real estate securities (cost: $177,712 and $159,423 as of June 30, 2024 and December 31, 2023, respectively)	179,594	161,573	2.8	3.1
Asia and other:
Debt securities:
Communication services	8,670	803	0.1	0.0
Consumer discretionary	25,361	17,195	0.4	0.3
Consumer staples	19,082	19,820	0.3	0.4
Energy	1,624	1,307	0.0	0.0
Financials	8,745	8,192	0.1	0.2
Health care	649	402	0.0	0.0
Industrials	4,069	4,181	0.1	0.1
Information technology	1,548	5	0.0	0.0
Materials	251,951	249,492	3.9	4.9
Real estate	391,010	435,799	6.0	8.5
Utilities	—	3,244	0.0	0.1
Total debt securities (cost: $757,326 and $761,394 as of June 30, 2024 and December 31, 2023, respectively)	712,709	740,440	10.9	14.5

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2024
($ in thousands, except where noted)

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Asia and other:
Equity securities:
Industrials	$79,951	$63,161	1.2%	1.2%
Real estate	32,916	32,916	0.5	0.6
Utilities	6,251	3,375	0.1	0.1
Total equity securities (cost: $100,690 and $90,638 as of June 30, 2024 and December 31, 2023, respectively)	119,118	99,452	1.8	1.9

Total debt securities	4,300,094	3,322,558	66.4	64.8
Total equity securities	1,925,931	1,645,766	29.8	31.8
Total real estate	246,862	175,353	3.8	3.4
Total investments, at fair value	$6,472,887	$5,143,677	100.0%	100.0%
As of June 30, 2024 and December 31, 2023, no single issuer or investment had a fair value that exceeded 5% of the Company’s total consolidated net assets.

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2024
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
The following table summarizes net gains (losses) from investment activities:

	Three months ended June 30,
	2024		2023
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Investments and other financial instruments	$51,888	$(20,790)	$27,208	$(5,980)
CLO liabilities (1)	150	235	—	—
Foreign-currency forward contracts (2)	116	177	93	(6,596)
Total return, interest rate and credit default swaps (2)	—	2,955	122	468
Options and futures (2)	(32)	1,988	640	1,134
Commodity swaps (2)	2,735	(6,860)	2,638	(1,815)
Total	$54,857	$(22,295)	$30,701	$(12,789)

	Six months ended June 30,
	2024		2023
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Investments and other financial instruments	$(3,859)	$90,923	$57,467	$(41,938)
CLO liabilities (1)	185	1,597	—	—
Foreign-currency forward contracts (2)	(235)	5,912	(1,521)	(10,580)
Total-return and interest-rate swaps (2)	—	3,588	117	456
Options and futures (2)	(238)	1,600	1,072	736
Commodity swaps (2)	7,228	(8,441)	5,246	13,355
Total	$3,081	$95,179	$62,381	$(37,971)

(1)    Represents the net change in the fair value of CLO liabilities based on the more observable fair value of CLO assets, as measured under the CLO measurement guidance. Please see note 2 for more information.
(2)    Please see note 7 for additional information.

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2024
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

	As of June 30, 2024				As of December 31, 2023
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Corporate investments	$61,540	$300,943	$12,859	$375,342	$72,085	$317,551	$20,994	$410,630
SPAC common stock and earn-out shares included in other assets	28,468	—	—	28,468	25,360	—	1,797	27,157
Foreign-currency forward contracts included in other assets	—	68	—	68	—	8,098	—	8,098
Total assets	$90,008	$301,011	$12,859	$403,878	$97,445	$325,649	$22,791	$445,885

Liabilities
Foreign-currency forward contracts - included in corporate investments	$—	$(37)	$—	$(37)	$—	$(8,010)	$—	$(8,010)
Total liabilities	$—	$(37)	$—	$(37)	$—	$(8,010)	$—	$(8,010)

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
June 30, 2024
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

	As of June 30, 2024				As of December 31, 2023
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Investments:
Corporate debt – bank debt	$—	$1,874,118	$1,654,942	$3,529,060	$—	$641,615	$1,721,888	$2,363,503
Corporate debt – all other	—	573,006	198,028	771,034	—	698,763	260,292	959,055
Equities – common stock	167,294	39,572	1,049,656	1,256,522	165,649	31,779	846,773	1,044,201
Equities – preferred stock	2,255	—	667,154	669,409	1,929	—	599,636	601,565
Real estate	—	—	246,862	246,862	—	—	175,353	175,353
Total investments	169,549	2,486,696	3,816,642	6,472,887	167,578	1,372,157	3,603,942	5,143,677
Derivatives:
Foreign-currency forward contracts	—	2,694	—	2,694	—	475	—	475
Swaps	224	3,588	18,254	22,066	8,658	—	—	8,658
Options and futures	33	—	—	33	—	—	—	—
Total derivatives (1)	257	6,282	18,254	24,793	8,658	475	—	9,133
Total assets	$169,806	$2,492,978	$3,834,896	$6,497,680	$176,236	$1,372,632	$3,603,942	$5,152,810

Liabilities
CLO debt obligations:
Senior secured notes	$—	$(769,314)	$—	$(769,314)	$—	$—	$—	$—
Total CLO debt obligations (2)	—	(769,314)	—	(769,314)	—	—	—	—
Derivatives:
Foreign-currency forward contracts	$—	$(17,144)	$—	$(17,144)	$—	$(21,659)	$—	$(21,659)
Swaps	—	(36)	—	(36)	—	—	—	—
Options and futures	(1,030)	—	—	(1,030)	(571)	—	—	(571)
Total derivatives (3)	(1,030)	(17,180)	—	(18,210)	(571)	(21,659)	—	(22,230)
Total liabilities	$(1,030)	$(786,494)	$—	$(787,524)	$(571)	$(21,659)	$—	$(22,230)

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

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2024
($ in thousands, except where noted)
The following tables set forth a summary of changes in the fair value of Level III investments:

	Corporate Debt – Bank Debt	Corporate Debt – All Other	Equities – Common Stock	Equities – Preferred Stock	Real Estate	Swaps	Total
Three months ended June 30, 2024
Beginning balance	$1,759,502	$176,263	$946,821	$605,871	$186,681	$—	$3,675,138
Transfers into Level III	31,299	—	—	—	—	—	31,299
Transfers out of Level III	(28,586)	—	—	—	—	—	(28,586)
Purchases	172,537	24,185	119,534	61,263	60,670	18,215	456,404
Sales	(271,647)	(996)	(48,926)	(32,934)	—	—	(354,503)
Realized gain (losses), net	4,331	(1,167)	36,715	6,690	—	39	46,608
Unrealized appreciation (depreciation), net	(12,494)	(257)	(4,488)	26,264	(489)	—	8,536
Ending balance	$1,654,942	$198,028	$1,049,656	$667,154	$246,862	$18,254	$3,834,896
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$867	$(1,598)	$(8,685)	$25,386	$(491)	$—	$15,479
Three months ended June 30, 2023
Beginning balance	$962,316	$227,164	$809,809	$582,600	$85,305	$—	$2,667,194
Transfers into Level III	770	3,482	17,267	—	—	—	21,519
Transfers out of Level III	(168)	—	—	—	—	—	(168)
Purchases	342,977	1,066	5,966	36,228	6,435	—	392,672
Sales	(40,758)	(56,176)	(17,967)	(314)	—	—	(115,215)
Realized gain (losses), net	117	(199)	8,382	23	(1)	—	8,322
Unrealized appreciation (depreciation), net	(2,620)	1,986	(13,781)	147	(3,064)	—	(17,332)
Ending balance	$1,262,634	$177,323	$809,676	$618,684	$88,675	$—	$2,956,992
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$(2,498)	$1,964	$(13,729)	$32	$(3,064)	$—	$(17,295)

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2024
($ in thousands, except where noted)

	Corporate Debt – Bank Debt	Corporate Debt – All Other	Equities – Common Stock	Equities – Preferred Stock	Real Estate	Swaps	Total
Six months ended June 30, 2024
Beginning balance	$1,721,888	$260,292	$846,773	$599,636	$175,353	$—	$3,603,942
Initial consolidation of funds	2,962	—	—	—	—	—	2,962
Transfers into Level III	222,032	15,359	54,678	—	6,135	—	298,204
Transfers out of Level III	(283,815)	(65,930)	(15,660)	—	—	—	(365,405)
Purchases	342,444	25,593	205,767	78,229	67,618	18,215	737,866
Sales	(357,138)	(38,140)	(91,284)	(32,980)	—	—	(519,542)
Realized gain, net	4,003	(252)	47,864	(87,967)	—	39	(36,313)
Unrealized appreciation (depreciation), net	2,566	1,106	1,518	110,236	(2,244)	—	113,182
Ending balance	$1,654,942	$198,028	$1,049,656	$667,154	$246,862	$18,254	$3,834,896
Net change in unrealized appreciation attributable to assets still held at end of period	$12,355	$(1,635)	$(4,901)	$109,358	$(2,244)	$—	$112,933
Six months ended June 30, 2023
Beginning balance	$702,497	$219,503	$777,198	$616,604	$74,471	$—	$2,390,273
Transfers into Level III	929	8,903	17,267	—	—	—	27,099
Transfers out of Level III	(4,641)	(978)	—	—	—	—	(5,619)
Purchases	621,785	1,723	50,958	40,419	13,721	—	728,606
Sales	(43,621)	(56,176)	(43,168)	(35,537)	—	—	(178,502)
Realized losses, net	148	(427)	21,250	9,010	(3)	—	29,978
Unrealized appreciation (depreciation), net	(14,463)	4,775	(13,829)	(11,812)	486	—	(34,843)
Ending balance	$1,262,634	$177,323	$809,676	$618,684	$88,675	$—	$2,956,992
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$(14,485)	$4,753	$(13,778)	$(11,927)	$488	$—	$(34,949)
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

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2024
($ in thousands, except where noted)
The following table sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the consolidated funds’ Level III investments as of June 30, 2024:

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (1)(2)	Range	Weighted Average (3)

Credit-oriented investments:
Consumer discretionary:	$50,859	Discounted cash flow (4)	Discount rate	14% - 16%	16%
	69,224	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	21,142	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	1x - 1x	1x
Energy	2,451	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	71,036	Discounted cash flow (4)	Discount rate	15% - 15%	15%
Financials	23,233	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	0.5x - 1x	0.9x
	30,468	Discounted cash flow (6)	Discount rate	9% - 14%	13%
	35,208	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	19,912	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	27	Expected Recovery (11)	Not applicable	Not applicable	Not applicable
Industrials	155,755	Discounted cash flow (6)	Discount rate	10% - 16%	14%
	7,848	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	4,544	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
Materials	224,590	Discounted cash flow (6)	Discount rate	13% - 15%	14%
	6,126	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	91,394	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
Real estate	20,020	Recent market information (7)	Quoted prices	Not applicable	Not applicable
	32,671	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	193,920	Discounted cash flow (6)	Discount rate	5% - 19%	15%
	176,379	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	1x - 1x	1x
Utilities		Recent market information (7)	Quoted prices	Not applicable	Not applicable
Other	8,513	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	522,426	Discounted cash flow (6)	Discount rate	9% - 39%	17%
	71,099	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	19,082	Market approach (comparable companies) (7)	Earnings multiple (10)	6x - 6x	6x
	13,297	Market approach (comparable companies) (7)	Revenue multiple (8)	1.5x - 1.5x	1.5x
Equity investments:
	293,073	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	93,014	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	142,609	Discounted cash flow (6)	Discount rate	12% - 18%	15%
	23,424	Discounted cash flow (6) / market approach (comparable companies) (7)	Discount rate	13% - 13%	13%
			Earnings multiple (10)	10.0x - 12.0x	11.0x
	392,286	Market approach (comparable companies) (7)	Earnings multiple (10)	5.0x - 14.0x	8.9x
	31,742	Market approach (comparable companies) (7)	Revenue multiple (8)	2.0x - 2.0x	2.0x
	783,222	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	0.5x - 1x	1.0x
	10,059	Expected Recovery (11)	Not applicable	Not applicable	Not applicable
	801	Black Scholes (12)	Not applicable	Not applicable	Not applicable
Real estate-oriented investments:
Consumer discretionary:	59,377	Discounted cash flow (6)	Discount rate	20% - 20%	20%
Real estate:	134,065	Discounted cash flow (6)	Discount rate	5% - 23%	14%
Total Level III investments	$3,834,896

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2024
($ in thousands, except where noted)
The following table sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the consolidated funds’ Level III investments as of December 31, 2023:

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (1)(2)	Range	Weighted Average (3)

Credit-oriented investments:
Consumer discretionary	$11,311	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	351	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	55,326	Discounted cash flow (6)	Discount rate	13% – 17%	16%
Energy	15,873	Discounted cash flow (6)	Discount rate	14% – 14%	14%
	69,871	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	2,325	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Financials	26,689	Discounted cash flow (6)	Discount rate	12% – 15%	15%
	26,102	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	3,646	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	20,520	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	0.5x - 1.0x	0.7x
Industrials	79,824	Discounted cash flow (6)	Discount rate	11% – 15%	13%
	62,544	Market approach (comparable companies) (7)	Earnings multiple (10)	9.8x - 9.8x	9.8x
	452	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	51,788	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
Materials	306,319	Discounted cash flow (6)	Discount rate	10% – 15%	12%
	193,614	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	—	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Real estate	35,084	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	211,211	Discounted cash flow (6)	Discount rate	13% – 15%	15%
	193,771	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	1.0x -1.0x	1.0x
	37,419	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Other	4,316	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	1,612	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	19,820	Market approach (comparable companies) (7)	Earnings multiple (10)	6.0x - 6.0x	6.0x
	1,345	Market approach (comparable companies) (7)	Revenue multiple (8)	0.3x - 0.3x	0.3x
	551,047	Discounted cash flow (6)	Discount rate	9% – 19%	18%
Equity investments:
	179,009	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	670,215	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	0.9x - 1.0x	1.0x
	396,688	Market approach (comparable companies) (7)	Earnings multiple (10)	2.0x - 11.0x	8.5x
	102,981	Discounted cash flow (6)	Discount rate	12% – 20%	15%
	60,841	Market approach (comparable companies) (7)	Revenue multiple (8)	1.0x - 2.0x	1.5x
	22,573	Discounted cash flow (6) / Market approach (comparable companies) (7)	Discount rate	12% – 12%	12%
			Earnings multiple (10)	9.0x - 11.0x	10.0x
	14,102	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Real estate-oriented:
Consumer discretionary	61,357	Discounted cash flow (6)	Discount rate	20% – 20%	20%
Real estate:	113,996	Discounted cash flow (6)	Discount rate	4% – 27%	14%
Total Level III investments	$3,603,942

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2024
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
During the six months ended June 30, 2024, the valuation techniques for four credit-oriented investment were changed from market approach (comparable companies) to discounted cash flow, two credit-oriented investments were changed from discounted cash flow to market approach (comparable companies) and one equity investment was changed from market approach (comparable companies) to recent market information. During the six months ended June 30, 2023, the valuation technique for a credit-oriented investment was changed from discounted cash flow to market approach (value of underlying assets).

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2024
($ in thousands, except where noted)
7. DERIVATIVES AND HEDGING
The fair value of freestanding derivatives consisted of the following:

	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
As of June 30, 2024
Foreign-currency forward contracts	$238,854	$104	$(199,019)	$(73)

As of December 31, 2023
Foreign-currency forward contracts	$221,910	$8,608	$(234,353)	$(8,520)
Realized and unrealized gains and losses arising from freestanding derivatives were recorded in the condensed consolidated statements of operations as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Investment income	$2,567	$(34)	$8,634	$(2,609)
General and administrative expense (1)	(2,431)	—	(8,188)	—
Total gain (loss)	$136	$(34)	$446	$(2,609)

(1)    To the extent that the Company’s freestanding derivatives are utilized to hedge its foreign-currency exposure to investment income earned from consolidated funds, the related hedged items are eliminated in consolidation, with the derivative impact (a positive number reflects a reduction in expenses) reflected in consolidated general and administrative expense.
There were no derivatives outstanding that were designated as hedging instruments for accounting purposes as of June 30, 2024 and December 31, 2023.

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
The fair value of derivatives held by the consolidated funds consisted of the following:

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2024
($ in thousands, except where noted)

	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
As of June 30, 2024
Foreign-currency forward contracts	$804,634	$2,694	$(72,106)	$(17,144)
Total-return and interest-rate and credit default swaps	170,935	22,066	(1,284)	(36)
Options and futures	10,036	33	(118,628)	(1,030)
Total	$985,605	$24,793	$(192,018)	$(18,210)

As of December 31, 2023
Foreign-currency forward contracts	$508,174	$475	$(118,263)	$(21,659)
Total-return and interest-rate and credit default swaps	41,113	8,658	—	—
Options and futures	6,749	—	(163,187)	(571)
Total	$556,036	$9,133	$(281,450)	$(22,230)
The impact of derivatives held by the consolidated funds in the condensed consolidated statements of operations was as follows:

	Three months ended June 30,
	2024		2023
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Foreign-currency forward contracts	$116	$177	$93	$(6,596)
Total-return and interest-rate and credit default swaps	—	2,955	122	468
Options and futures	(32)	1,988	640	1,134
Commodity swaps	2,735	(6,860)	2,638	(1,815)
Total	$2,819	$(1,740)	$3,493	$(6,809)

	Six months ended June 30,
	2024		2023
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Foreign-currency forward contracts	$(235)	$5,912	$(1,521)	$(10,580)
Total-return and interest-rate and credit default swaps	—	3,588	117	456
Options and futures	(238)	1,600	1,072	736
Commodity swaps	7,228	(8,441)	5,246	13,355
Total	$6,755	$2,659	$4,914	$3,967

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2024
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

	Gross Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of June 30, 2024		Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Foreign-currency forward contracts	$104	$36	$—	$68
Derivative assets of consolidated funds:
Foreign-currency forward contracts	2,694	—	—	2,694
Total-return and interest-rate and credit default swaps	22,066	—	—	22,066
Options and futures	33	—	—	33
Subtotal	24,793	—	—	24,793
Total	$24,897	$36	$—	$24,861

Derivative Liabilities:
Foreign-currency forward contracts	$(73)	$(36)	$—	$(37)
Derivative liabilities of consolidated funds:
Foreign-currency forward contracts	(17,144)	—	—	(17,144)
Total-return and interest-rate and credit default swaps	(36)	—	—	(36)
Options and futures	(1,030)	—	—	(1,030)
Subtotal	(18,210)	—	—	(18,210)
Total	$(18,283)	$(36)	$—	$(18,247)

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2024
($ in thousands, except where noted)

	Gross Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of December 31, 2023		Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Foreign-currency forward contracts	$8,608	$510	$—	$8,098
Derivative assets of consolidated funds:
Foreign-currency forward contracts	475	—	—	475
Total-return and interest-rate and credit default swaps	8,658	—	—	8,658
Options and futures	—	—	—	—
Subtotal	9,133	—	—	9,133
Total	$17,741	$510	$—	$17,231

Derivative Liabilities:
Foreign-currency forward contracts	$(8,520)	$(510)	$—	$(8,010)
Derivative liabilities of consolidated funds:
Foreign-currency forward contracts	(21,659)	—	—	(21,659)
Total-return and interest-rate and credit default swaps	—	—	—	—
Options and futures	(571)	—		(571)
Subtotal	(22,230)	—	—	(22,230)
Total	$(30,750)	$(510)	$—	$(30,240)

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2024
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

	As of
	June 30, 2024	December 31, 2023
Senior unsecured notes
€50,000, 2.20%, issued in June 2022, payable on June 8, 2032	$53,587	$55,233
€75,000, 2.40%, issued in June 2022, payable on June 8, 2034	80,382	82,849
€75,000, 2.58%, issued in June 2022, payable on June 8, 2037	80,382	82,849
Total remaining principal	214,351	220,931
Less: Debt issuance costs	(1,190)	(1,249)
Total debt obligations, net	$213,161	$219,682
Oaktree Capital I Guaranty Agreements
As of June 30, 2024, OCM, Oaktree Capital I, Oaktree Capital II, Oaktree AIF and OCM Cayman are co-obligors and jointly and severally liable for all debt obligations listed below, while the debt obligations are reflected in the condensed consolidated financial statements based upon the entity that actually made the borrowing and received the related proceeds.

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

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2024
($ in thousands, except where noted)
Oaktree Capital I is jointly and severally liable, along with its co-obligors for outstanding borrowings on the subordinated credit facility. The Company’s financial statements generally will not reflect debt obligations, interest expense or related liabilities associated with the subordinated credit facility until such time as Oaktree Capital I directly borrows from it. In March 2022, this credit facility was amended to extend the revolving credit maturity date from May 19, 2023 to September 14, 2026. On October 6, 2023, an amendment was signed to further extend the maturity date to October 6, 2028 and change the interest rate to the SOFR plus 1.6% or an alternative base rate plus 0.5%. The amendment also provided that the maturity date will automatically extend annually in one-year increments until the lenders notify the borrowers of their intention to terminate the subordinated credit facility. No amounts were outstanding on the subordinated credit facility as of June 30, 2024.

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

Oaktree’s bank credit facility was amended on September 14, 2021 to among other things, (i) extend the maturity date from December 13, 2024 to September 14, 2026, (ii) modify the assets under management covenant threshold from $65 billion of assets under management to $57.5 billion of management-fee generating assets under management and (iii) increase the maximum leverage ratio to 4.00 to 1.00. Oaktree’s credit facility was further amended on December 15, 2022 to among other things, extend the maturity date from September 14, 2026 to December 15, 2027 with the potential to extend the maturity for up to two additional years, and implemented language consistent with U.S. syndicated loan market practice to use an adjusted forward-looking term rate based on the SOFR, as a replacement for the London Interbank Offered Rate. Based on the current credit ratings of OCM, the interest rate on borrowings is the term SOFR reference rate plus 1.10% per annum and the commitment fee on the unused portions of the revolving credit facility is 0.10% per annum. The term SOFR reference rate is determined by the tenor of the borrowings and set by the CME Group Benchmark Administration Limited (CBA). The credit agreement contains customary financial covenants and restrictions, including ones regarding a maximum leverage ratio and a minimum required level of assets under management (as defined in the credit agreement, as amended above). As of June 30, 2024, no amounts were outstanding under the revolving credit facility.
The fair value of the Company’s debt obligations, which are carried at amortized cost, is a Level III valuation that is estimated based on a discounted cash-flow calculation using estimated rates that would be offered to Oaktree for debt of similar terms and maturities. The fair value of these debt obligations, gross of debt issuance costs, was $168.7 million and $175.9 million as of June 30, 2024 and December 31, 2023, respectively, utilizing average borrowing rates of 5.2% and 4.9%, respectively.
OCM and the Company were in compliance with all financial maintenance covenants associated with its senior notes and bank credit facility as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024, Oaktree Capital I is jointly and severally liable, along with its co-obligors, for the debt obligations listed below with an aggregate outstanding principal balance of $1.1 billion. The Company’s maximum exposure to these debt obligations is set forth below:

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2024
($ in thousands, except where noted)

	As of
	June 30, 2024	December 31, 2023
Senior unsecured notes
$50,000, 3.91%, issued in September 2014, payable on September 3, 2024	$50,000	$50,000
$100,000, 4.01%, issued in September 2014, payable on September 3, 2026	100,000	100,000
$100,000, 4.21%, issued in September 2014, payable on September 3, 2029	100,000	100,000
$100,000, 3.69%, issued in July 2016, payable on July 12, 2031	100,000	100,000
$250,000, 3.78%, issued in December 2017, payable on December 18, 2032	250,000	250,000
$200,000, 3.64%, issued in July 2020, payable on July 22, 2030	200,000	200,000
$50,000, 3.84%, issued in July 2020, payable on July 22, 2035	50,000	50,000
$200,000, 3.06%, issued in January 2022, payable on January 12, 2037	200,000	200,000
Total remaining principal	$1,050,000	$1,050,000
Debt Obligations of the Consolidated Funds
Certain consolidated funds may maintain revolving credit facilities that are secured by the assets of the fund or may issue senior variable rate notes to fund investments on a longer term basis, generally up to ten years. The obligations of the consolidated funds are nonrecourse to the Company.
The consolidated funds had the following debt obligations outstanding:

	Outstanding Amount as of		Key terms as of June 30, 2024
Credit Agreement	June 30, 2024	December 31, 2023	Facility Capacity	Effective Interest Rate	Weighted Average Remaining Maturity (years)	Commitment Fee Rate	L/C Fee
Revolving credit facilities (1)	$1,481,994	$951,950	$2,033,890	7.57%	0.88	0.25%	2.20%
Less: Debt issuance costs	(7,046)	(6,155)
Total debt obligations, net (2)	$1,474,948	$945,795

(1)    The credit facility capacity is calculated on a pro rata basis using fund commitments as of June 30, 2024.
(2)    Debt issuance costs are included in other assets as of June 30, 2024 and December 31, 2023.
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
June 30, 2024
($ in thousands, except where noted)
Debt Obligations of CLOs
Debt obligations of CLOs represent amounts due to holders of debt securities issued by the CLOs, as well as term loans of CLOs that had not priced as of period end. Outstanding debt obligations of CLOs were as follows:

	As of June 30, 2024			As of December 31, 2023
	Fair Value (1)	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)	Fair Value (1)	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)
Senior secured notes	$769,314	7.29%	12.5	—	—%	—
Total CLO debt obligations	$769,314			$—

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
The following table set forth the significant valuation inputs, including the input range and weighted average rate utilized in determining the fair value of the Company’s CLO beneficial interests held at June 30, 2024:

Valuation Input	Low	High	Weighted Average Rate

Discount rates	9.0%	23.0%	12.7%
Constant default rates	2.0%	2.0%	2.0%
Recovery rates	60.0%	65.0%	60.9%
The debt obligations of CLOs are nonrecourse to the Company and are backed by the investments held by the respective CLO. Assets of one CLO may not be used to satisfy the liabilities of another. As of June 30, 2024 and December 31, 2023, the fair value of CLO assets was $1.1 billion and zero, respectively, and consisted of cash, corporate loans, corporate bonds and other securities.
As of June 30, 2024, future scheduled principal or par value payments with respect to the debt obligations of CLOs were as follows:

Remainder of 2024	$—
2025	—
2026	31,091
2027	—
2028	—
Thereafter	738,000
Total	$769,091

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2024
($ in thousands, except where noted)
9. NON-CONTROLLING REDEEMABLE INTERESTS IN CONSOLIDATED FUNDS
The following table sets forth a summary of changes in the non-controlling redeemable interests in the consolidated funds. Dividends reinvested and in-kind contributions or distributions are non-cash in nature and have been presented on a gross basis in the table below.

	Six months ended June 30,
	2024	2023

Beginning balance	$3,336,548	$2,182,414
Deconsolidation of funds	(165,897)	—
Contributions	149,417	1,107,488
Distributions	(138,508)	(62,768)
Net income	197,467	88,305
Change in distributions payable	—	(317)
Foreign currency translation and other, net	(1,006)	816
Ending balance	$3,378,021	$3,315,938
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
As of June 30, 2024 and December 31, 2023, OCGH units represented 43,756,355 of the total 160,129,589 Oaktree Operating Group units and 50,915,764 of the total 160,114,755 Oaktree Operating Group units, respectively.
Based on total allocable capital of $1,010,671 and $1,058,126 as of June 30, 2024 and December 31, 2023, respectively, the OCGH non-controlling interest was $291,477 and $333,195. As of June 30, 2024 and December 31, 2023, there were no non-controlling interests attributable to third parties.
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
June 30, 2024
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
The following table sets forth a summary of net income attributable to the preferred unitholders, the OCGH and other non-controlling interests and the Class A common unitholders:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Weighted average Oaktree Operating Group units outstanding (in thousands):
OCGH and other non-controlling interests	47,995	55,107	51,351	57,950
Class A unitholders	112,134	105,009	108,775	102,139
Total weighted average units outstanding	160,129	160,116	160,126	160,089

Oaktree Operating Group net income (loss):
Net income attributable to preferred unitholders (1)	$6,829	$6,829	$13,658	$13,658
Net income (loss) attributable to OCGH and other non-controlling interests	8,937	(13,955)	61,665	5,745
Net income (loss) attributable to BOH Class A unitholders	16,482	(22,874)	85,642	8,515
Oaktree Capital I net income (loss)	$32,248	$(30,000)	$160,965	$27,918
Net income (loss) attributable to BOH Class A unitholders:
Oaktree Capital I net income (loss) attributable to BOH Class A unitholders	$16,482	$(22,874)	$85,642	$8,515
Non-Operating Group income (expense)	21,492	16,539	29,118	24,079
Net income (loss) attributable to BOH Class A unitholders	$37,974	$(6,335)	$114,760	$32,594

(1)    Represents distributions declared, if any, on the preferred units.

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2024
($ in thousands, except where noted)
The change in the Company’s ownership interest in the Oaktree Operating Group is set forth below:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Net income attributable to BOH Class A unitholders	$37,974	$(6,335)	$114,760	$32,594
Equity reallocation between controlling and non-controlling interests	35,924	37,353	33,948	35,082
Change from net income attributable to BOH Class A unitholders and transfers from non-controlling interests	$73,898	$31,018	$148,708	$67,676
Please see notes 9, 10 and 11 for additional information regarding transactions that impacted unitholders’ capital.
11. EARNINGS PER UNIT
The computation of net income (loss) per Class A unit is set forth below:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands, except per unit amounts)
Net income per Class A unit (basic and diluted):
Net income attributable to BOH Class A unitholders	$37,974	$(6,335)	$114,760	$32,594
Weighted average number of Class A units outstanding (basic and diluted)	115,821	108,796	112,510	105,954
Basic and diluted net income (net of tax) per Class A unit	$0.33	$(0.06)	$1.02	$0.31
OCGH units are not exchangeable into Class A units. As the restrictions set forth in the then-current exchange agreement were in place for each applicable reporting period, OCGH units were not included in the computation of diluted earnings per unit for the three and six months ended June 30, 2024 and 2023.
12. INCOME TAXES AND RELATED PAYMENTS
The Company is a publicly traded partnership and holds interest in Oaktree Capital I (a non-corporate entity that is not subject to U.S. federal corporate income tax).

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
June 30, 2024
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
Incentive Income
In addition to the incentive income recognized by the Company, certain of its funds have amounts recorded as potentially allocable to the Company as its share of potential future incentive income, based on each fund’s net asset value. Inasmuch as this incentive income is contingent upon future investment activity and other factors, it is not recognized by the Company as revenue until it is probable that a significant reversal will not occur. As of June 30, 2024 and December 31, 2023, respectively, the aggregate of such amounts recorded at the fund level in excess of incentive income recognized by the Company was $2.2 billion and $1.8 billion, for which related direct incentive income compensation expense was estimated to be $937.3 million and $739.1 million, respectively.
Commitments to Funds
As of June 30, 2024 and December 31, 2023, the Company, generally in its capacity as general partner, had undrawn capital commitments of $397.3 million and $349.9 million, respectively, including commitments to both unconsolidated and consolidated funds. Additionally, as of June 30, 2024, the Company had undrawn capital commitments of $112.5 million in its capacity as a limited partner in Opps XI and undrawn commitments of $750.0 million in its capacity as a limited partner in Opps XII (Opps XI and Opps XII as defined in note 14).
Investment Commitments of the Consolidated Funds
Certain of the consolidated funds are parties to credit arrangements that provide for the issuance of letters of credit and/or revolving loans, which may require the particular fund to extend loans to investee companies. The consolidated funds use the same investment criteria in making these commitments as they do for investments that are included in the condensed consolidated statements of financial condition. The unfunded liability associated with these credit arrangements is equal to the amount by which the contractual loan commitment exceeds the sum of funded debt and cash held in escrow, if any. As of June 30, 2024 and December 31, 2023, the consolidated funds had no potential aggregate commitments.
A consolidated fund may agree to guarantee the repayment obligations of certain investee companies. As of June 30, 2024 and December 31, 2023, there were no guaranteed amounts under such arrangements.
Certain consolidated funds are investment companies that are required to disclose financial support provided or contractually required to be provided to any of their portfolio companies. During the six months ended June 30, 2024 and 2023, the consolidated funds did not provide any financial support to portfolio companies.
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
June 30, 2024
($ in thousands, except where noted)
flow analysis. The carrying value of amounts due from and to affiliates approximated fair value due to their short-term nature or because their weighted average interest rate approximated the Company’s cost of debt.

	As of
	June 30, 2024	December 31, 2023
Due from affiliates:
Loans to affiliates	$826	$25,996
Incentive income due from unconsolidated funds and affiliates	667	202,052
Payments made on behalf of unconsolidated entities	7,944	4,437
Total due from affiliates	$9,437	$232,485
Due to affiliates:
Loans from affiliates	$27,489	$47,909
Amounts due to unconsolidated entities	22,525	14,850
Total due to affiliates	$50,014	$62,759
Loans To/ From Affiliates
Loans primarily consist of interest-bearing loans made to affiliates.
On May 7, 2021, the Company, through its consolidated subsidiary Oaktree Capital I, entered into two revolving line of credit notes with OCM, one as a borrower and the other as a lender. Both revolving line of credit notes allowed for outstanding principal amounts not to exceed $250.0 million and matured on May 7, 2024. On February 17, 2023, the revolving line of credit notes were replaced with an intercompany loan agreement with a maturity of February 17, 2026.
As of June 30, 2024, there were no loans to affiliates and $245.3 thousand and $829.6 thousand of interest income, which were included in due from affiliates, was generated for the three and six months ended June 30, 2024, respectively. As of June 30, 2024, the Company through Oaktree Capital I has borrowed $27.0 million from OCM, and incurred $420.8 thousand and $580.1 thousand of interest expense, which were included in due to affiliates, for the three and six months ended June 30, 2024, respectively.
As of December 31, 2023, OCM had borrowed $26.0 million from the Company through Oaktree Capital I, which was included in due from affiliates, and generated $201.2 thousand of interest income for the three and six months ended June 30, 2023. As of December 31, 2023, the Company through Oaktree Capital I has borrowed $48.0 million from OCM, which was included in due to affiliates, and incurred $136.7 thousand and $305.7 thousand of interest expense for the three and six months ended June 30, 2023, respectively.
Due From Oaktree Funds and Affiliates
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
Revenues Earned From Oaktree Funds
Incentive income earned from unconsolidated Oaktree funds totaled $2.2 million and $117.5 million for the three and six months ended June 30, 2024, respectively, and $2.1 million and $61.5 million for the three and six months ended June 30, 2023, respectively.
Aircraft Services
OCM owns an aircraft for business purposes. Howard Marks, the Company’s Co-Chairman, may use this aircraft for personal travel and will reimburse OCM to the extent his use of the aircraft for personal travel exceeds a

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2024
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
Special Allocations
Certain executive officers of Oaktree receive special allocations based on a percentage of profits of the Oaktree Operating Group. These special allocations, which are recorded as compensation expense, are made on a current basis for so long as the executive officers remain senior executives of the Company, with limited exceptions.
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
For the three and six months ended June 30, 2024 and 2023, the Company incurred administrative services expense of $0.2 million and $0.4 million, respectively.
Subordinated Credit Facility

Oaktree Capital I, along with certain other Oaktree Operating Group members as co-borrowers, are parties to a credit agreement with a subsidiary of Brookfield that provides for a subordinated credit facility. The subordinated credit facility has a revolving loan commitment of $250 million and borrowings generally bear interest at a spread to either LIBOR or an alternative base rate. Borrowings on the subordinated credit facility are subordinate to the outstanding debt obligations and borrowings on the primary credit facility of Oaktree Capital I and its co-borrowers as detailed in note 8. Oaktree Capital I is jointly and severally liable, along with its co-obligors, for outstanding borrowings on the subordinated credit facility. As set forth in note 8, the Company’s financial statements generally will not reflect debt obligations, interest expense or related liabilities associated with its operating subsidiaries until such time as Oaktree Capital I directly borrows from the subordinated credit facility. In March 2022, this credit facility was amended to extend the revolving credit maturity date from May 19, 2023 to September 14, 2026. On October 6, 2023, an amendment was signed to further extend the maturity date to October 6, 2028, and change the interest rate to SOFR plus 1.6% or an alternative base rate plus 0.5%. The amendment also provided that the maturity date will automatically extend annually in one-year increments until the lenders notify the borrowers of their intention to

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2024
($ in thousands, except where noted)
terminate the subordinated credit facility. No amounts were outstanding on the subordinated credit facility as of June 30, 2024.

Investment in Oaktree Opportunities Fund XI

The Company has subscribed for a limited partner interest in, and made a capital commitment of, $750.0 million to Oaktree Opportunities Fund XI, L.P., a parallel investment vehicle thereof or a feeder fund in respect of one of the foregoing (such limited partner interest, the “Opps XI Investment” and such fund entities collectively, “Opps XI”). In order to make the Opps XI Investment, the Company’s sole Class A unitholder, or one of its affiliates, will contribute cash as a capital contribution (the “Opps XI Investment Cash”) as and to the extent required to satisfy the Company’s obligations to Opps XI. The Company will use the Opps XI Investment Cash solely to fund the Opps XI Investment and satisfy its obligations in respect of Opps XI and distributions from the Opps XI Investment are intended solely for the benefit of the Class A unitholder, subject to applicable law. The Company’s preferred unitholders should not rely on distributions received by the Company in respect of the Company’s Opps XI Investment for payment of dividends or redemption of the preferred units. During the six months ended June 30, 2024, the Company did not fund any of its capital commitment. As of June 30, 2024, the Company has funded in the aggregate $637.5 million of the $750.0 million capital commitment.

Investment in Oaktree Opportunities Fund XII

On May 22, 2023, the Company subscribed for a limited partner interest in, and made a capital commitment of, $750 million to Oaktree Opportunities Fund XII, L.P., a parallel investment vehicle thereof or a feeder fund in respect of one of the foregoing (such limited partner interest, the “Opps XII Investment” and such fund entities collectively, “Opps XII”). In order to make the Opps XII Investment, the Company’s sole Class A unitholder, or one of its affiliates, will contribute cash as a capital contribution (the “Opps XII Investment Cash”) as and to the extent required to satisfy the Company’s obligations to Opps XII. The Company will use the Opps XII Investment Cash solely to fund the Opps XII Investment and satisfy its obligations in respect of Opps XII and distributions from the Opps XII Investment are intended solely for the benefit of the Class A unitholder, subject to applicable law. The Company’s preferred unitholders should not rely on distributions received by the Company in respect of the Company’s Opps XII Investment for payment of distributions on or redemption of the preferred units. As of June 30, 2024, the Company has not funded any of its capital commitment.

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

As of June 30, 2024, the Company had $170.0 million on deposit with BAM ULC which was included in the U.S. Treasury and other securities. During the three and six months ended June 30, 2024, respectively, the Company generated $3.0 million and $3.1 million interest income on an average deposit balance of $212.7 million and $110.5 million, respectively, which was included in interest and dividend income.

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
June 30, 2024
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

As of June 30, 2024, the carrying value of NTR included in corporate investments was $300.7 million.

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

SPV Credit Facility

In March 2024, BOH transferred a portion of its indirect interest in Opps XI to newly formed special purpose subsidiary (“SPV I”) and pledged its ownership interest in SPV I as collateral for a non-recourse credit facility of an affiliate. In June 2024, BOH transferred an additional portion of its indirect interest in Opps XI to a newly formed special purpose subsidiary (“SPV II”) and pledged its ownership interest in SPV II as collateral for a second non-recourse credit facility of the affiliate. While the outstanding borrowings on the facilities are the obligations of the affiliate, the co-borrowers, including SPV I and SPV II, have joint and several liability under the credit facilities in the event of default and are required to comply with certain covenants. As of June 30, 2024, BOH’s potential exposure under these arrangements is limited to the carrying value of its pledged interests in SPV I and SPV II of $159.4 million and $269.5 million, respectively.
15. SEGMENT REPORTING
Management uses a consolidated approach to assess performance and allocate resources. As such, the Company’s business is comprised of one segment, the investment management business.
16. SUBSEQUENT EVENTS
Class A Unit Distribution
    A distribution of $0.65 per Class A unit was paid on August 9, 2024 to holders of record at the close of business on August 5, 2024.
Preferred Unit Distributions
    A distribution of $0.414063 per Series A preferred unit will be paid on September 16, 2024 to Series A preferred unitholders of record at the close of business on September 1, 2024.

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2024
($ in thousands, except where noted)
    A distribution of $0.409375 per Series B preferred unit will be paid on September 16, 2024 to Series B preferred unitholders of record at the close of business on September 1, 2024.
2024 Restructuring
On July 1, 2024, an internal reorganization (the “2024 Restructuring”) was effected whereby, among other things, the general partner of Oaktree Capital I, L.P. (“Oaktree Capital I”) was changed from Brookfield OCM Holdings II, LLC to Oaktree Capital I GP, LLC, a newly formed subsidiary of Oaktree Capital Holdings, LLC, pursuant to the entry by Oaktree Capital I and the other parties thereto into the Sixth Amended and Restated Limited Partnership Agreement of Oaktree Capital I (the “New Cap I LPA”). In connection with the execution of the New Cap I LPA, the Company confirmed its approval of and consent to the replacement of the general partner of Oaktree Capital I in accordance with Section 8.07(a) of the Fifth Amended and Restated Limited Partnership Agreement of Oaktree Capital I. See Item 8.01 of the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2024 for more information about the 2024 Restructuring.

Also in connection with the 2024 Restructuring, (i) Brookfield OCM Holdings II, LLC remained a limited partner of Oaktree Capital I and retained its economic interest therein, (ii) OCGH continued to hold all of the Class B common units of the Company and retained its right to designate members of the board of directors of the Company and (iii) Brookfield Corporation continued to indirectly hold all of the Class A common units of the Company and retained its right to designate members of the board of directors of the Company. The 2024 Restructuring did not have an economic impact on the Company. In connection with the replacement of the general partner of Oaktree Capital I, the Company determined that it no longer controlled Oaktree Capital I and deconsolidated the entity, which will be accounted for as an equity method investment beginning in the third quarter of 2024.

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
The Company’s ownership and operational structure through June 30, 2024 were the result of the Mergers, the 2019 Restructuring and the 2022 Restructuring. See Part I, Item I included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 2, 2020 for more information regarding the Mergers and the 2019 Restructuring. See Item 1.01 of the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2022 and Part I, Item I included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 21, 2023 for more information about the 2022 Restructuring. Effective July 1, 2024, the Company subsequently implemented the 2024 Restructuring. See Item 8.01 of the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2024 for more information about the 2024 Restructuring.
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
Subsequent to the 2022 Restructuring, we no longer consolidate CLOs whose direct ownership interests are held by OCM Cayman. The significant components of our results of operations, as discussed below, do not reflect any changes resulting from the 2024 Restructuring, which was effective July 1, 2024
Revenues
We have the potential to earn incentive income from many of the closed-end funds and certain evergreen funds managed by Oaktree in our capacity as the general partner of those funds. These closed-end funds generally provide that we receive incentive income only after we have returned to our investors all of their contributed capital plus an annual preferred return, typically 8%. Once this occurs, we generally receive as incentive income 80% of all distributions otherwise attributable to our investors, and those investors receive the remaining 20% until we have received, as incentive income, 20% of all such distributions in excess of the contributed capital from the inception of the fund. Thereafter, all such future distributions attributable to our investors are distributed 80% to those investors and 20% to us as incentive income. As a result of the 2022 Restructuring, we are generally only entitled to earn one-third of the incentive income attributable to Oaktree Capital I in respect of our closed-end funds established in 2022 or later and in respect of incentive income from our evergreen funds earned subsequent to January 1, 2023. We will generally continue to earn 100% of the incentive income attributable to Oaktree Capital I in respect of our closed-end funds established prior to 2022. We also earn revenue from investment income, which represents our pro-rata share of income or loss from our investments, generally in our capacity as general partner in Oaktree funds and as an investor in our CLOs and third-party managed funds and companies.
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
General and Administrative
Subsequent to the 2022 Restructuring, general and administrative expenses generally includes costs related to outside auditors, tax professionals, derivative and hedging activity, and other general items related directly to the Company’s operations.
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

GAAP Consolidated Results of Operations
The following table sets forth our unaudited condensed consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands, except per unit data)
Revenues:
Incentive income	$2,200	$2,072	$117,529	$61,473
Expenses:
Compensation and benefits	(272)	(85)	(471)	(176)
Incentive income compensation	4,152	1,494	(22,168)	(57,044)
Total compensation and benefits expense	3,880	1,409	(22,639)	(57,220)
General and administrative	1,075	(179)	(2,314)	(2,103)
Consolidated fund expenses	(24,086)	(13,188)	(44,661)	(27,324)
Total expenses	(19,131)	(11,958)	(69,614)	(86,647)
Other income (loss):
Interest expense	(28,940)	(12,161)	(51,155)	(28,710)
Interest and dividend income	136,392	93,086	257,776	159,895
Net realized gain on consolidated funds’ investments	54,857	30,701	3,081	62,381
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	(22,295)	(12,789)	95,179	(37,971)
Investment income (loss)	16,514	(41,841)	34,754	9,881
Total other income	156,528	56,996	339,635	165,476
Income before income taxes	139,597	47,110	387,550	140,302
Income taxes	—	—	—	—
Net income	139,597	47,110	387,550	140,302
Less:
Net income attributable to non-controlling interests in consolidated funds	(85,857)	(60,571)	(197,467)	(88,305)
Net (income) loss attributable to non-controlling interests in consolidated subsidiaries	(8,937)	13,955	(61,665)	(5,745)
Net income attributable to Brookfield Oaktree Holdings, LLC	44,803	494	128,418	46,252
Net income attributable to preferred unitholders	(6,829)	(6,829)	(13,658)	(13,658)
Net income (loss) attributable to Brookfield Oaktree Holdings, LLC Class A unitholders	$37,974	$(6,335)	$114,760	$32,594

Distributions declared per Class A unit	$1.26	$0.72	$1.40	$0.83
Net income (loss) per Class A unit (basic and diluted):
Net income (loss) per Class A unit	$0.33	$(0.06)	$1.02	$0.31
Weighted average number of Class A units outstanding	115,821	108,796	112,510	105,954

Second Quarter Ended June 30, 2024 Compared to the Second Quarter Ended June 30, 2023
Revenues
Incentive Income
Incentive income increased $0.1 million to $2.2 million for the second quarter of 2024, from $2.1 million for the second quarter of 2023. The increase in incentive income was primarily due to incentive income from Credit evergreen funds.
Expenses
Incentive Income Compensation
Incentive income compensation expense decreased $2.7 million, resulting in a reversal of $4.2 million for the second quarter of 2024, compared to a reversal of $1.5 million for the second quarter of 2023, primarily related to the write off of incentive compensation liability related to liquidated funds for which the Company is no longer liable.
General and Administrative
General and administrative expense decreased $1.3 million, or 650.0%, resulting in a reversal of $1.1 million for the second quarter of 2024, compared to an expense of $0.2 million for the second quarter of 2023, primarily due to $1.1 million increase in foreign exchange gain.

Consolidated Fund Expenses
Consolidated fund expenses increased $10.9 million, or 82.6%, to $24.1 million for the second quarter of 2024, from $13.2 million for the second quarter of 2023. The increase is primarily due to the general costs incurred by Opps XII, which was consolidated beginning the fourth quarter of 2023.
Other Income (Loss)
Interest Expense
Interest expense increased $16.7 million, or 136.9%, to $28.9 million for the second quarter of 2024, from $12.2 million for the second quarter of 2023. The increase is primarily due to interest on debt outstanding at Opps XII, and the CLO equity fund, neither of which were consolidated in the second quarter of 2023.
Interest and Dividend Income
Interest and dividend income increased $43.3 million, or 46.5%, to $136.4 million for the second quarter of 2024, from $93.1 million for the second quarter of 2023. The increase was primarily attributable to increases in income from our investments in Opps XI and Opps XII, as well as the new CLO equity fund.
Net Realized Gain (Loss) on Consolidated Funds’ Investments
Net realized gain (loss) on consolidated funds’ investments increased $24.2 million, from a gain of $30.7 million for the second quarter of 2023 to a gain of $54.9 million for the second quarter of 2024. The net realized gain during the first quarter of 2024 reflects our consolidated funds’ performance on investments sold and the increase is primarily due to Opps XI.
Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments decreased $9.5 million, to a loss of $22.3 million for the second quarter of 2024, from a loss of $12.8 million for the second quarter of 2023. Excluding the impact of the reversal of net realized gain (loss) on consolidated funds’ investments, the net change in unrealized appreciation (depreciation) on consolidated funds’ investments increased $14.7 million, to a net gain of $32.6 million for the second quarter of 2024, from a net gain of $17.9 million for the second quarter of 2023, primarily resulting from our investment in Opps XI.

Investment Income
Investment income increased $58.3 million, or 139.5%, to a gain of $16.5 million for the second quarter of 2024, from a loss of $41.8 million for the second quarter of 2023. The increase was primarily due to increases in the values of our Credit investments and improved performance of our SPAC shares.
Net Income Attributable to Non-controlling Interests in Consolidated Funds
Net income attributable to non-controlling interests in consolidated funds increased $25.3 million, to $85.9 million for the second quarter of 2024, from $60.6 million for the second quarter of 2023. The increase reflected our consolidated funds’ performance attributable to third-party investors in each period. These effects are described in more detail under “—Other Income (Loss)” above.
Net Income Attributable to Brookfield Oaktree Holdings, LLC Class A Unitholders
Net income attributable to Brookfield Oaktree Holdings, LLC Class A unitholders increased $44.3 million, or 703.2%, to net income of $38.0 million for the second quarter of 2024, from net loss of $6.3 million for the second quarter of 2023, primarily reflecting higher investment income and other income. These effects are described in more detail under “—Incentive Income” and “—Other Income (Loss)” above.

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023
Revenues
Incentive Income
Incentive income increased $56.0 million to $117.5 million for the first six months of 2024, from $61.5 million for the first six months of 2023. The increase in incentive income was primarily due to larger tax-related distributions in the first quarter of 2024 from Credit and Private Equity closed-end funds.
Expenses
Incentive Income Compensation
Incentive income compensation expense decreased $34.8 million to $22.2 million for the first six months of 2024, from $57.0 million for the first six months of 2023. The decrease was primarily due to SPAC incentive compensation fully amortized in 2023 and the write off of incentive compensation liability related to liquidated funds for which the Company is no longer liable.
General and Administrative
General and administrative expense increased $0.2 million, or 9.5%, to $2.3 million for the first six months of 2024, from $2.1 million for the first six months of 2023, primarily due to increases in legal expenses.
Consolidated Fund Expenses
Consolidated fund expenses increased $17.4 million, or 63.7%, to $44.7 million for the first six months of 2024, from $27.3 million for the first six months of 2023. The increase is primarily due to the general costs incurred by Opps XII, which was consolidated beginning the fourth quarter of 2023.
Other Income (Loss)
Interest Expense
Interest expense increased $22.5 million, or 78.4%, to $51.2 million for the first six months of 2024, from $28.7 million for the first six months of 2023. The increase is primarily due to interest on debt outstanding at Opps XII, and the CLO equity fund, neither of which were consolidated in the first six months of 2023, partially offset by a decrease in interest incurred by Opps XI due to lower debt balance.
Interest and Dividend Income
Interest and dividend income increased $97.9 million, or 61.2%, to $257.8 million for the first six months of 2024, from $159.9 million for the first six months of 2023. The increase was primarily attributable to increases in income from our investments in Opps XI and Opps XII, as well as the new CLO equity fund.
Net Realized Gain (Loss) on Consolidated Funds’ Investments
Net realized gain (loss) on consolidated funds’ investments decreased by $59.3 million, from a gain of $62.4 million for the first six months of 2023 to a gain of $3.1 million for the first six months of 2024. The net realized gain during the first six months of 2024 reflects our consolidated funds’ performance on investments sold and the decline is primarily due to Opps XI.
Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
Net change in unrealized appreciation on consolidated funds’ investments increased $133.2 million, to an appreciation of $95.2 million for the first six months of 2024, from a depreciation of $38.0 million for the first six months of 2023. Excluding the impact of the reversal of net realized gain (loss) on consolidated funds’ investments, the net change in unrealized appreciation (depreciation) on consolidated funds’ investments increased $73.9 million, to a net gain of $98.3 million for the first six months of 2024, from a net gain of $24.4 million for the first six months of 2023, primarily resulting from our investment in Opps XI.

Investment Income
Investment Income increased $24.9 million, or 251.5%, to $34.8 million for the first six months of 2024, from $9.9 million for the first six months of 2023, primarily due to increases in the values of our Credit investments.
Net Income Attributable to Non-controlling Interests in Consolidated Funds
Net income attributable to non-controlling interests in consolidated funds increased $109.2 million, to $197.5 million for the first six months of 2024, from $88.3 million for the first six months of 2023. The increase reflected our consolidated funds’ performance attributable to third-party investors in each period. These effects are described in more detail under “—Other Income (Loss)” above.
Net Income Attributable to Brookfield Oaktree Holdings, LLC Class A Unitholders
Net income (loss) attributable to Brookfield Oaktree Holdings, LLC Class A unitholders increased $82.2 million, or 252.1%, to net income of $114.8 million for the first six months of 2024, from net income of $32.6 million for the first six months of 2023, primarily reflecting higher incentive income and other income. These effects are described in more detail under “—Incentive Income” and “—Other Income (Loss)” above.

Operating Metrics
We monitor certain operating metrics that we believe provide important data regarding our business. These operating metrics include incentive-creating AUM, incentives created, and accrued incentives.
Incentive-creating AUM
Incentive-creating AUM is set forth below and does not include undrawn capital commitments.

	As of
	June 30, 2024	March 31, 2024	December 31, 2023
Incentive-creating AUM:	(in millions)
Closed-end funds	$51,776	$51,976	$51,491
Evergreen funds	3,099	3,425	3,348
Total	$54,875	$55,401	$54,839
Second Quarter Ended June 30, 2024
Incentive-creating AUM decreased $0.5 billion, or 0.9%, to $54.9 billion as of June 30, 2024, from $55.4 billion as of March 31, 2024. This decrease reflected $1.8 billion of net distributions, partially offset by $1.3 billion of market appreciation, inclusive of the impact of foreign currency fluctuations, in the second quarter of 2024.
Six Months Ended June 30, 2024
Incentive-creating AUM increased $0.1 billion, or 0.2%, to $54.9 billion as of June 30, 2024, from $54.8 billion as of December 31, 2023. This increase reflected $2.6 billion of market appreciation, inclusive of the impact of foreign currency fluctuations, partially offset by $2.5 billion of net distributions during the six months ended June 30, 2024.
Accrued Incentives and Incentives Created
Accrued incentives, gross and net of incentive income compensation expense, as well as changes in accrued incentives, are set forth below.

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
	2024	2023	2024	2023
Accrued Incentives:	(in thousands)
Beginning balance(1)	$1,911,518	$1,824,320	$1,839,552	$1,709,497
Incentives created:
Closed-end funds	184,851	(102,889)	373,005	67,862
Evergreen funds	1,530	6,013	5,701	9,486
Total incentives created	186,381	(96,876)	378,706	77,348
Less: incentive income recognized by us	(733)	(2,073)	(121,092)	(61,474)
Ending balance	$2,097,166	$1,725,371	$2,097,166	$1,725,371
Accrued incentives, net of associated incentive income compensation expense	$1,024,122	$1,053,203	$1,024,122	$1,053,203

(1)    2023 beginning balance and activity for the period has been adjusted to align the timing of tax related incentive distributions presented herein and incentive income recognized in our financial statements in accordance with US GAAP.
As of June 30, 2024 and 2023, the portion of net accrued incentives represented by funds that were currently paying incentives was $4.3 million (or 0.4%) and $21.0 million (or 2.0%), respectively, with the remainder arising from funds that as of that date were not at the stage of their cash distribution waterfall where Oaktree was entitled to receive incentives, other than possibly tax-related distributions.

As of June 30, 2024, $873.5 million, or 66.6%, of the net accrued incentives were in evergreen or closed-end funds that were incentive paying or in their liquidation period. Please see “—Critical Accounting Policies—Fair Value of Financial Instruments” for a discussion of the fair-value hierarchy level established by GAAP.
Second Quarter Ended June 30, 2024
Incentives created was $186.4 million for the second quarter of 2024, primarily reflecting $307.1 million from Credit funds, offset by $(117.3) million from Private Equity funds.
Six Months Ended June 30, 2024
Incentives created (fund level) was $378.7 million for the first six months of 2024, primarily reflecting $536.7 million from Credit funds, offset by $(156.7) million from Private Equity funds.

GAAP Statement of Financial Condition (Unaudited)
We manage our financial condition without the consolidation of the Oaktree funds in which we serve as general partner. Since Oaktree’s founding, Oaktree and, by extension, we have managed our financial condition in a way that builds our capital base and maintains sufficient liquidity for known and anticipated uses of cash. Our assets do not include accrued incentives, an off-balance sheet metric. As a result of the 2022 Restructuring, we no longer directly hold an economic interest in OCM Cayman or a voting interest in its general partner and therefore OCM Cayman was deconsolidated as of the Effective Date of the 2022 Restructuring. Additionally, we concluded that we were no longer the primary beneficiary for CLOs whose direct ownership interests are held by OCM Cayman. Assets and liabilities related to OCM Cayman and those CLOs are not reflected on our consolidated statement of financial condition as of June 30, 2024.
The following table presents our unaudited condensed consolidating statement of financial condition:

	As of June 30, 2024
	Oaktree and Operating Subsidiaries	Consolidated Funds	Eliminations	Consolidated
	(in thousands)
Assets:
Cash and cash-equivalents	$14,911	$—	$—	$14,911
U.S. Treasury and other securities	170,000	—	—	170,000
Corporate investments	2,603,454	—	(1,159,958)	1,443,496
Receivables and other assets	102,778	—	(25,000)	77,778
Assets of consolidated funds	—	7,212,726	—	7,212,726
Total assets	$2,891,143	$7,212,726	$(1,184,958)	$8,918,911
Liabilities and Capital:
Liabilities:
Accounts payable and accrued expenses	$50,290	$—	$—	$50,290
Due to affiliates	50,014	—	—	50,014
Debt obligations	213,161	—	—	213,161
Liabilities of consolidated funds	—	2,685,590	(25,000)	2,660,590
Total liabilities	313,465	2,685,590	(25,000)	2,974,055
Non-controlling redeemable interests in consolidated funds	—	—	3,378,021	3,378,021
Capital:
Capital attributable to BOH preferred unitholders	400,584	—	—	400,584
Capital attributable to BOH Class A unitholders	1,882,655	835,062	(842,943)	1,874,774
Non-controlling interest in consolidated subsidiaries	294,439	314,053	(317,015)	291,477
Non-controlling interest in consolidated funds	—	3,378,021	(3,378,021)	—
Total capital	2,577,678	4,527,136	(4,537,979)	2,566,835
Total liabilities and capital	$2,891,143	$7,212,726	$(1,184,958)	$8,918,911

Corporate Investments

	As of
	June 30, 2024	March 31, 2024	June 30, 2023
	(in thousands)
Oaktree funds:
Credit	$1,925,544	$1,909,367	$1,943,429
Private Equity	235,577	220,798	229,903
Real Assets	384,192	382,973	388,184
Listed Equities	30,416	47,807	43,007
Non-Oaktree	27,725	31,639	30,008
Total corporate investments – Oaktree and operating subsidiaries	2,603,454	2,592,584	2,634,531
Eliminations	(1,159,958)	(1,153,593)	(1,124,113)
Total corporate investments – Consolidated	$1,443,496	$1,438,991	$1,510,418

Liquidity and Capital Resources

We manage our liquidity and capital requirements by focusing on our cash flows before the consolidation of Oaktree funds and the effect of normal changes in short-term assets and liabilities. Our primary cash flow activities on an unconsolidated basis involve (a) generating cash flow from operations, (b) generating income from investment activities, including strategic investments in certain third parties, (c) funding capital commitments that we have made to Oaktree funds in which we act as general partner, (d) funding our growth initiatives, (e) distributing cash flow to our Class A unitholders and to OCGH and OEP, (f) borrowings, interest payments and repayments under credit agreements, our senior notes and other borrowing arrangements, and (g) issuances of, and distributions made on, our preferred units. As of June 30, 2024, the Company on an unconsolidated basis had $184.9 million of cash and U.S. Treasury and other securities and $213.2 million of outstanding debt.

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
We have subscribed for a limited partner interest in, and made a capital commitment of, $750 million to Oaktree Opportunities Fund XI, L.P., a parallel investment vehicle thereof or a feeder fund in respect of one of the foregoing (such limited partner interest, the “Opps XI Investment” and such fund entities collectively, “Opps XI”). In order to fund the Opps XI Investment, our sole Class A unitholder, or one of its affiliates, will contribute cash as a capital contribution (the “Opps XI Investment Cash”) as and to the extent required to satisfy our obligations to Opps XI. We will use the Opps XI Investment Cash solely to fund the Opps XI Investment and satisfy our obligations in respect of Opps XI. Distributions from the Opps XI Investment are intended for the benefit of the Class A unitholder, subject to applicable law. Our preferred unitholders should not rely on distributions received by us in respect of the Company’s Opps XI Investment for payment of distributions on or redemption of the preferred units. As of June 30, 2024, $637.5 million of the $750 million capital commitment was funded. Additionally, $428.9 million of the investment interest was pledged as collateral for two non-recourse credit facilities of an affiliate. The potential exposure is limited to the pledged interests.

We have subscribed for a limited partner interest in, and made a capital commitment of, $750 million to Oaktree Opportunities Fund XII, L.P., a parallel investment vehicle thereof or a feeder fund in respect of one of the foregoing (such limited partner interest, the “Opps XII Investment” and such fund entities collectively, “Opps XII”). In order to fund the Opps XII Investment, our sole Class A unitholder, or one of its affiliates, will contribute cash as a capital contribution (the “Opps XII Investment Cash”) as and to the extent required to satisfy our obligations to Opps XII. We will use the Opps XII Investment Cash solely to fund the Opps XII Investment and satisfy our obligations in respect of Opps XII. Distributions from the Opps XII Investment are intended for the benefit of the Class A unitholder, subject to applicable law. Our preferred unitholders should not rely on distributions received by us in respect of the Company’s Opps XII Investment for payment of distributions on or redemption of the preferred units. As of June 30, 2024, the Company has not funded any of its capital commitment.
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
As of June 30, 2024, the carrying value of NTR included in corporate investments was $300.7 million.
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
Significant amounts from our condensed consolidated statements of cash flows for the six months ended June 30, 2024 and 2023 are discussed below.
Operating Activities
Operating activities used $771.2 million and $369.9 million of cash for the first six months of 2024 and 2023, respectively. These amounts principally reflected net income (loss), purchases of securities, net of non-cash adjustments, and net realized and unrealized (gain) loss from consolidated fund investments in each of the respective periods as well as net purchases of securities of the consolidated funds.
Investing Activities
Investing activities used $80.5 million and $330.0 million of cash for the first six months of 2024 and 2023, respectively. During the first six months of 2024, the Company placed $170.0 million on deposit with BAM ULC which was included in the U.S. Treasury and other securities. Corporate investments in funds and companies of $34.9 million and $409.5 million for the first six months of 2024 and 2023, respectively, consisted of the following:

	Six months ended June 30,
	2024	2023
	(in thousands)
Funds	$78,281	$692,050
Eliminated in consolidation	(43,336)	(270,028)
Total investments	$34,945	$422,022

Distributions and proceeds from corporate investments in funds and companies of $124.5 million and $79.5 million for the first six months of 2024 and 2023, respectively, consisted of the following:

	Six months ended June 30,
	2024	2023
	(in thousands)
Funds	$199,719	$90,313
Eliminated in consolidation	(75,264)	(10,821)
Total proceeds	$124,455	$79,492
Financing Activities
Financing activities provided $1.0 billion and $0.8 billion of cash for the first six months of 2024 and 2023, respectively, and included: (a) net contributions from non-controlling interests of $10.9 million and $1.0 billion; (b) distributions to unitholders of $248.6 million and $136.8 million; (c) net capital distributions of $0.3 million and net capital contributions of $568.4 million; and (d) payments of debt issuance costs of $3.4 million and $0.1 million. Additionally, the first six months of 2024 and 2023 included borrowings of $2.2 billion and $76.7 million, respectively, and $907.7 million and $767.1 million of repayments, respectively, related to consolidated funds.
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

In May 2020, Oaktree Capital I, along with certain other Oaktree Operating Group members as co-borrowers, entered into a credit agreement with a subsidiary of Brookfield that provides for a subordinated credit facility. The subordinated credit facility has a revolving loan commitment of $250 million and borrowings generally bear interest at a spread to either LIBOR or an alternative base rate. Borrowings on the subordinated credit facility are subordinate to the outstanding debt obligations and borrowings on the primary credit facility of Oaktree Capital I and its co-borrowers as detailed in note 8 to our condensed consolidated financial statements included elsewhere in this quarterly report. Oaktree Capital I is jointly and severally liable, along with its co-obligors for outstanding borrowings on the subordinated credit facility. As set forth in such note 8, the Company’s financial statements generally will not reflect debt obligations, interest expense or related liabilities associated with its operating subsidiaries until such time as Oaktree Capital I directly borrows from the subordinated credit facility. In March 2022, the Company entered into an amendment to the credit facility to extend the revolving credit maturity date from May 19, 2023 to September 14, 2026. On October 6, 2023, an amendment was signed to further extend the maturity date to October 6, 2028 and change the interest rate to the secured overnight financing rate (“SOFR”) plus 1.6% or an alternative base rate plus 0.5%. The amendment also provided that the maturity date will automatically extend annually in one-year increments until the lenders notify the borrowers of their intention to terminate the subordinated credit facility. No amounts were outstanding on the subordinated credit facility as of June 30, 2024.
In September 2021, Oaktree Capital I, OCM, Oaktree Capital II, and Oaktree AIF (collectively, the “Borrowers”) entered into the Sixth Amendment to Credit Agreement (the “Sixth Amendment”), which amended the credit agreement as of December 13, 2019 (as amended through and including the Sixth Amendment, the “Credit Agreement”). The Sixth Amendment extended the maturity date of the Credit Agreement from December 13, 2024 to September 14, 2026, modified the AUM covenant threshold from $65 billion of AUM to $57.5 billion of management fee-generating AUM, and increased the maximum leverage ratio to 4.00x-to-1.00x. In December 2022, the Borrowers entered into the Seventh Amendment to Credit Agreement (the “Seventh Amendment”). The Seventh Amendment extended the maturity date of the Credit Agreement from September 14, 2026 to December 15, 2027 with the potential to extend the maturity for up to two additional years and implemented language consistent with U.S. syndicated loan market practice to use an adjusted forward-looking term rate based on the SOFR, as a replacement for the London Interbank Offered Rate. As set forth in note 8 to our condensed consolidated financial statements included elsewhere in this quarterly report, the Company’s financial statements generally will not reflect debt obligations, interest expense or related liabilities associated with its operating subsidiaries until such time as Oaktree Capital I directly borrows from the subordinated credit facility. Based on the current credit ratings of OCM, the interest rate on borrowings is the term SOFR reference rate plus 1.10% per annum and the commitment fee on the unused portions of the revolving credit facility is 0.10% per annum. The term SOFR reference rate is determined by the tenor of the borrowings and set by the CME Group Benchmark Administration Limited (CBA). As of June 30, 2024, no amounts were outstanding under the $650 million revolving credit facility.
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

Contractual Obligations, Commitments and Contingencies
In the ordinary course of business, we and our consolidated funds enter into contractual arrangements that may require future cash payments. The following table sets forth information related to anticipated future cash payments as of June 30, 2024:

	Remainder of 2024	2025-2026	2027-2028	Thereafter	Total
	(in thousands)
Oaktree and Operating Subsidiaries:
Senior note principal repayment (1)	$—	$—	$—	$214,351	$214,351
Interest obligations on debt (2)	2,591	10,364	10,364	34,322	57,641
BOH limited partner commitments to Oaktree funds (3)	862,500	—	—	—	862,500
Oaktree Capital I general partner commitments to Oaktree and third-party funds (3)	397,292	—	—	—	397,292
Subtotal	$1,262,383	$10,364	$10,364	$248,673	$1,531,784
Consolidated Funds:
Debt obligations payable (2)	$222,338	$1,259,656	$—	$—	$1,481,994
Interest obligations on debt (4)	52,001	44,760	—	—	96,761
Debt obligations of CLOs (2)	—	31,091	—	738,000	769,091
Interest on debt obligations of CLOs (4)	28,035	110,436	107,952	458,722	705,145
Total	$1,564,757	$1,456,307	$118,316	$1,445,395	$4,584,775

(1)    These obligations represent future principal payments, gross of debt issuance costs.
(2)    Interest obligations include interest on outstanding indebtedness. All figures are based on the conversion of amounts from EUR to USD using the foreign exchange spot rate of 1.07 as of June 30, 2024.
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
In some of our service contracts or management agreements, we have agreed to indemnify third-party service providers or separate account clients under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has neither been included in the above table nor recorded in our condensed consolidated financial statements as of June 30, 2024.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements. Please see note 13 to our condensed consolidated financial statements included elsewhere in this quarterly report for information on our commitments and contingencies and notes 8 and 14 for information on our joint and several liability as co-obligors on certain debt obligations with affiliates of the Company.

Critical Accounting Estimates
We prepare our condensed consolidated financial statements in accordance with GAAP. In applying many of these accounting principles, we need to make assumptions, estimates or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our condensed consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates or judgments, however, are both subjective and subject to change, and actual results may differ from our assumptions and estimates. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. We believe our critical accounting policies could potentially produce materially different results if we were to change underlying assumptions, estimates or judgments. Our most significant assumptions and estimates are related to the valuation of our corporate investments and the investments of our consolidated funds. For a summary of our significant accounting policies and estimates, please see the notes to our condensed consolidated financial statements included elsewhere in this quarterly report. For a summary of our critical accounting policies, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our annual report.
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
Price Risk
Impact on Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
As of June 30, 2024, we had investments, at fair value of $6.5 billion related to our consolidated funds. We estimate that a 10% decline in market values would result in a decrease in unrealized appreciation (depreciation) on the consolidated funds’ investments of $647.3 million. Of this decline, approximately $83.5 million would impact net income attributable to BOH Class A unitholders, with the remainder attributable to non-controlling interests. The magnitude of the impact on net income is largely affected by the percentage of our equity ownership interest.
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
Impact on Investment Income (before consolidation of funds)
Investment income or loss arises from our pro-rata share of income or loss from our investments, generally in our capacity as general partner in our funds. This income is directly affected by changes in market risk factors. Based on investments held as of June 30, 2024, a 10% decline in fair values of the investments held in our funds and other holdings would result in a $260.3 million decrease in the amount of investment income. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds, the timing of fund flows or the timing of new investments or realizations.
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
Interest-rate Risk
As of June 30, 2024, the Company and its operating subsidiary had $214.4 million of debt obligations outstanding that bear interest at a fixed rate. As of June 30, 2024, the Company and its operating subsidiary are jointly and severally liable for $1.1 billion of debt obligations outstanding under the senior notes issuances and no amounts outstanding under the revolving credit facilities. The senior notes issuances bear interest at a fixed rate. The revolving credit facilities bear interest at a variable rate.
Our consolidated funds have debt obligations, most of which accrue interest at variable rates. Changes in these rates would affect the amount of interest payments that our funds would have to make, impacting future earnings and cash flows. As of June 30, 2024, the consolidated funds had $2.3 billion of principal or par value, as applicable, outstanding under these debt obligations. We estimate that interest expense relating to variable-rate debt would increase on an annualized basis by $22.5 million in the event interest rates were to increase by 100 basis points.
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
Date: August 14, 2024

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

10.1
Sixth Amended and Restated Limited Partnership Agreement of Oaktree Capital I, L.P. dated as of July 1, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 1, 2024, filed with the SEC on July 1, 2024).

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