Form 10-Q
period 2024-09-30
Brookfield Oaktree Holdings, LLC
filed 2024-11-12
CIK 1403528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
FORM 10-Q
________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of November 11, 2024, there were 116,373,234 Class A units and 43,822,210 Class B units of the registrant outstanding.

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
“assets under management,” or “AUM,” generally refers to the sum of (i) the assets Oaktree manages and equals the NAV (as defined below) of the assets Oaktree manages, (ii) the leverage on which management fees are charged, (iii) the undrawn capital that Oaktree is entitled to call from investors in the funds pursuant to their capital commitments, (iv) investment proceeds held in trust for use in investment activities, (v) Oaktree’s pro rata portion of AUM managed by its equity method investments such as DoubleLine Capital LP and its affiliates (“DoubleLine”) and Duration Capital LP and its affiliates, in which Oaktree holds minority ownership interests, and (vi) 100% of the AUM managed by 17 Capital LLP and its affiliates in which Oaktree acquired a majority ownership interest in 2022. For Oaktree’s collateralized loan obligation vehicles, AUM represents the aggregate par value of collateral assets and principal cash; for Oaktree’s business development companies, gross assets (including assets acquired with leverage), net of cash; for Oaktree’s special purpose acquisition companies (“SPACs”), the proceeds of any initial public offering held in trust for use in a business combination; and for DoubleLine funds, NAV. Oaktree’s AUM amounts include AUM for which Oaktree charges no management fees. Oaktree’s definition of AUM is not based on any definition contained in our operating agreement or the agreements governing the funds that Oaktree manages. Oaktree’s calculation of AUM below may not be directly comparable to the AUM metrics of other investment managers.
“Class A units” refer to the common units of BOH designated as Class A units.
“CLOs” refer to collateralized loan obligation vehicles.
“common units” or “common unitholders” refers to the Class A common units of BOH or Class A common unitholders, respectively, unless otherwise specified.
“consolidated funds” refers to the funds and CLOs that we are required to consolidate as of the applicable reporting date.
“funds” refers to investment funds and, where applicable, CLOs and separate accounts that are managed by Oaktree or its subsidiaries.
“net asset value,” or “NAV,” refers to the value of all the assets of a fund (including cash and accrued interest and dividends) less all liabilities of the fund (including accrued expenses and any reserves established by the general partner or investment manager of such fund in their discretion, for contingent liabilities) without reduction for accrued incentives because they are reflected in the partners’ capital of the fund.
“preferred units” or “preferred unitholders” refers to the Series A and Series B preferred units of BOH or Series A and Series B preferred unitholders, respectively, unless otherwise specified.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Brookfield Oaktree Holdings, LLC
Condensed Consolidated Statements of Financial Condition (Unaudited)
($ in thousands)

	As of
	September 30, 2024	December 31, 2023
Assets
Cash and cash-equivalents	$20,841	$28,507
Corporate investments (includes $304,283 and $402,620 measured at fair value as of September 30, 2024 and December 31, 2023, respectively)	1,453,768	1,532,208
Due from affiliates	227	232,485
Other assets	14,621	66,650
Assets of consolidated funds:
Cash and cash-equivalents	508,457	308,172
Investments, at fair value	4,842,875	5,143,677
Dividends and interest receivable	33,209	37,839
Receivable for securities sold	26,976	118,851
Derivative assets, at fair value	30,095	9,133
Other assets, net	35,395	78,411
Total assets	$6,966,464	$7,555,933
Liabilities and Unitholders’ Capital
Liabilities:
Accrued compensation expense	$212	$138,841
Accounts payable, accrued expenses and other liabilities	873	3,837
Due to affiliates	200	62,759
Debt obligations (Note 8)	—	219,682
Liabilities of consolidated funds:
Accounts payable, accrued expenses and other liabilities	39,744	14,701
Payables for securities purchased	72,271	124,789
Derivative liabilities, at fair value	34,169	22,230
Distributions payable	—	95,690
Debt obligations of the consolidated funds	1,461,065	951,950
Total liabilities	1,608,534	1,634,479
Commitments and contingencies (Note 13)
Non-controlling redeemable interests in consolidated funds	3,044,887	3,336,548
Unitholders’ capital:
Series A preferred units, 7,200,000 units issued and outstanding as of September 30, 2024 and December 31, 2023	173,669	173,669
Series B preferred units, 9,400,000 units issued and outstanding as of September 30, 2024 and December 31, 2023	226,915	226,915
Class A units, no par value, unlimited units authorized, 116,373,234 and 109,198,991 units issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Class B units, no par value, unlimited units authorized, 43,771,190 and 50,915,764 units issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Paid-in capital	1,601,357	1,529,909
Retained earnings	302,894	334,314
Accumulated other comprehensive loss	—	(13,096)
Unitholders’ capital attributable to Brookfield Oaktree Holdings, LLC	2,304,835	2,251,711
Non-controlling interests in consolidated subsidiaries	8,208	333,195
Total unitholders’ capital	2,313,043	2,584,906
Total liabilities and unitholders’ capital	$6,966,464	$7,555,933
Please see accompanying notes to condensed consolidated financial statements.

Brookfield Oaktree Holdings, LLC
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per unit amounts)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenues:
Interest and dividend income	115,041	86,947	372,817	246,842
Incentive income	$—	$5	$117,529	$61,478
Investment income (loss)	25,279	25,497	60,033	35,378
Total revenues	140,320	112,449	550,379	343,698
Expenses:
Compensation and benefits	(266)	(247)	(737)	(423)
Incentive income compensation	—	(293)	(22,168)	(57,337)
General and administrative	(398)	(1,531)	(2,712)	(3,634)
Consolidated fund expenses	(19,642)	(14,911)	(64,303)	(42,235)
Interest expense	(21,630)	(5,919)	(72,785)	(34,629)
Total expenses	(41,936)	(22,901)	(162,705)	(138,258)
Other income (loss):
Net realized gain on consolidated funds’ investments	32,533	14,051	35,614	76,432
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	52,467	(9,359)	147,646	(47,330)
Total other income (loss)	85,000	4,692	183,260	29,102
Net income (loss)	183,384	94,240	570,934	234,542
Less:
Net income attributable to non-controlling interests in consolidated funds	(139,377)	(53,109)	(336,844)	(141,414)
Net (income) loss attributable to non-controlling interests in consolidated subsidiaries	(416)	(9,198)	(62,081)	(14,943)
Net income attributable to Brookfield Oaktree Holdings, LLC	43,591	31,933	172,009	78,185
Net income attributable to preferred unitholders	(6,829)	(6,829)	(20,487)	(20,487)
Net income (loss) attributable to Brookfield Oaktree Holdings, LLC Class A unitholders	$36,762	$25,104	$151,522	$57,698

Distributions declared per Class A unit	$0.65	$0.09	$2.05	$0.92
Net income (loss) per Class A unit (basic and diluted):
Net income (loss) per Class A unit	$0.33	$0.23	$1.38	$0.54
Weighted average number of Class A units outstanding	112,694	109,199	110,091	107,047

Please see accompanying notes to condensed consolidated financial statements.

Brookfield Oaktree Holdings, LLC
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Net income (loss)	$183,384	$94,240	$570,934	$234,542
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	(17,824)	(1,501)	(19,358)
Other comprehensive income (loss), net of tax	—	(17,824)	(1,501)	(19,358)
Total comprehensive income (loss)	183,384	76,416	569,433	215,184
Less:
Comprehensive (income) loss attributable to non-controlling interests in consolidated funds	(139,377)	(53,109)	(336,844)	(141,414)
Comprehensive (income) loss attributable to non-controlling interests in consolidated subsidiaries	(416)	(3,110)	(61,606)	(8,329)
Comprehensive income (loss) attributable to BOH	43,591	20,197	170,983	65,441
Comprehensive income attributable to preferred unitholders	(6,829)	(6,829)	(20,487)	(20,487)
Comprehensive income (loss) attributable to BOH Class A unitholders	$36,762	$13,368	$150,496	$44,954

Please see accompanying notes to condensed consolidated financial statements.

Brookfield Oaktree Holdings, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$570,934	$234,542
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income	(60,033)	(35,378)
Net realized and unrealized gain from consolidated funds’ investments	(183,260)	(29,102)
Accretion of original issue and market discount of consolidated funds’ investments, net	(52,021)	(28,756)
Distributions of investment income and settlements of derivative instruments	68,390	30,430
Other non-cash items	3,450	(104)
Cash flows due to changes in operating assets and liabilities:
(Increase)/ Decrease in other assets	(5,820)	23,272
Decrease in net due from affiliates	209,317	202,238
Decrease in accrued compensation expense	(91,953)	(64,307)
Decrease in accounts payable, accrued expenses and other liabilities	(465)	7,615
Cash flows due to changes in operating assets and liabilities of consolidated funds:
Increase in dividends and interest receivable	(8,723)	(804)
Decrease (increase) in receivables for securities sold	30,707	(23,933)
Increase in other assets	42,660	15,098
Decrease in accounts payable, accrued expenses and other liabilities	(31,739)	(2,156)
Increase (decrease) in payables for securities purchased	118,789	(59,167)
Purchases of securities	(3,134,754)	(3,319,937)
Proceeds from maturities and sales of securities	2,015,917	2,761,726
Net cash used in operating activities	(508,604)	(288,723)
Cash flows from investing activities:
Purchases of U.S. Treasury and other securities	(250,000)	—
Proceeds from maturities and sales of U.S. Treasury and other securities	80,000	—
Corporate investments in funds and companies	(36,756)	(451,665)
Distributions and proceeds from corporate investments in funds and companies	162,490	96,908
Net cash used in investing activities	(44,266)	(354,757)

(continued)

Please see accompanying notes to condensed consolidated financial statements.

Brookfield Oaktree Holdings, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) — (Continued)
(in thousands)

	Nine months ended September 30,
	2024	2023
Cash flows from financing activities:
Capital contributions	$37,500	$582,037
Capital distributions	(271)	—
Distributions to Class A unitholders	(211,591)	(88,558)
Distributions to OCGH unitholders	(82,212)	(48,986)
Distributions to preferred unitholders	(20,487)	(20,487)
Payment of debt issuance costs	—	(128)
Cash flows from financing activities of consolidated funds:
Contributions from non-controlling interests	271,806	1,167,818
Distributions to non-controlling interests	(399,650)	(78,215)
Payment of debt issuance costs	(3,378)	—
Borrowings on credit facilities	2,187,422	245,153
Repayments on credit facilities	(907,670)	(1,018,579)
Net cash provided by financing activities	871,469	740,055
Effect of exchange rate changes on cash	(8,830)	(3,913)
Net increase in cash and cash-equivalents	309,769	92,662
Deconsolidation due to restructuring	(8,805)	—
Deconsolidation of funds	(108,345)	—
Cash and cash-equivalents, beginning balance	336,679	176,130
Cash and cash-equivalents, ending balance	$529,298	$268,792

Reconciliation of cash and cash-equivalents
Cash and cash-equivalents – Oaktree	$20,841	$34,376
Cash and cash-equivalents – consolidated funds	508,457	234,416
Total cash and cash-equivalents	$529,298	$268,792

Please see accompanying notes to condensed consolidated financial statements.

Brookfield Oaktree Holdings, LLC
Condensed Consolidated Statements of Changes in Unitholders’ Capital (Unaudited)
(in thousands)

	Brookfield Oaktree Holdings, LLC							Non-controlling Interests in Consolidated Subsidiaries	Total Unitholders’ Capital
	Class A Units	Class B Units	Series A Preferred Units	Series B Preferred Units	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)

Unitholders’ capital as of June 30, 2024	116,373	43,757	173,669	226,915	$1,563,857	$325,039	$(14,122)	$291,477	$2,566,835
Activity for the three months ended:
Net issuance of units	—	15	—	—	—	—	—	—	$—
Deconsolidation of Oaktree Capital I	—	—	—	—	—	—	14,122	(283,685)	$(269,563)
Capital contributions	—	—	—	—	37,500	—	—	—	$37,500
Distributions declared	—	—	(2,981)	(3,848)	—	(58,907)	—	—	$(65,736)
Net income	—	—	2,981	3,848	—	36,762	—	416	$44,007
Unitholders’ capital as of September 30, 2024	116,373	43,772	173,669	226,915	$1,601,357	$302,894	$—	$8,208	$2,313,043

	Brookfield Oaktree Holdings, LLC							Non-controlling Interests in Consolidated Subsidiaries	Total Unitholders’ Capital
	Class A Units	Class B Units	Series A Preferred Units	Series B Preferred Units	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)

Unitholders’ capital as of December 31, 2023	109,199	50,916	173,669	226,915	$1,529,909	$334,314	$(13,096)	$333,195	$2,584,906
Activity for the nine months ended:
Deconsolidation of Oaktree Capital I	—	—	—	—	—	—	14,122	(283,685)	$(269,563)
Net issuance of units	—	30	—	—	—	—	—	—	$—
Unit exchange	7,174	(7,174)	—	—	—	—	—	—	$—
Capital contributions	—	—	—	—	37,500	—	—	—	$37,500
Equity reallocation between controlling and non-controlling interests	—	—	—	—	33,948	—	—	(34,219)	$(271)
Distributions declared	—	—	(8,943)	(11,544)	—	(182,942)	—	(68,689)	$(272,118)
Net income	—	—	8,943	11,544	—	151,522	—	62,081	$234,090
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(1,026)	(475)	$(1,501)
Unitholders’ capital as of September 30, 2024	116,373	43,772	173,669	226,915	$1,601,357	$302,894	$—	$8,208	$2,313,043

Please see accompanying notes to condensed consolidated financial statements.

Brookfield Oaktree Holdings, LLC
Condensed Consolidated Statements of Changes in Unitholders’ Capital (Unaudited)
(in thousands)

	Brookfield Oaktree Holdings, LLC							Non-controlling Interests in Consolidated Subsidiaries	Total Unitholders’ Capital
	Class A Units	Class B Units	Series A Preferred Units	Series B Preferred Units	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)

Unitholders’ capital as of June 30, 2023	109,199	50,917	173,669	226,915	$1,512,724	$200,217	$(10,109)	$285,307	$2,388,723
Activity for the three months ended:
Cancellation of units associated with forfeitures	—	(16)	—	—	—	—	—	—	—
Capital contributions	—	—	—	—	13,902	—	—	—	13,902
Equity reallocation between controlling and non-controlling interests	—	—	—	—	1,402	—	—	(1,681)	(279)
Distributions declared	—	—	(2,981)	(3,848)	—	(9,828)	—	(4,582)	(21,239)
Net income	—	—	2,981	3,848	—	25,104	—	9,198	41,131
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(11,736)	(6,088)	(17,824)
Unitholders’ capital as of September 30, 2023	109,199	50,901	173,669	226,915	$1,528,028	$215,493	$(21,845)	$282,154	$2,404,414

	Brookfield Oaktree Holdings, LLC							Non-controlling Interests in Consolidated Subsidiaries	Total Unitholders’ Capital
	Class A Units	Class B Units	Series A Preferred Units	Series B Preferred Units	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)

Unitholders’ capital as of December 31, 2022	103,081	56,922	173,669	226,915	$908,142	$246,353	$(9,101)	$360,660	$1,906,638
Activity for the nine months ended:
Net issuance of units	—	122	—	—	—	—	—	—	—
Unit exchange	6,118	(6,118)	—	—	—	—	—	—	—
Cancellation of units associated with forfeitures	—	(25)	—	—	—	—	—	—	—
Capital contributions	—	—	—	—	583,402	—	—	—	583,402
Equity reallocation between controlling and non-controlling interests	—	—	—	—	36,484	—	—	(37,849)	(1,365)
Distributions declared	—	—	(8,943)	(11,544)	—	(88,558)	—	(48,986)	(158,031)
Net income	—	—	8,943	11,544	—	57,698	—	14,943	93,128
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(12,744)	(6,614)	(19,358)
Unitholders’ capital as of September 30, 2023	109,199	50,901	173,669	226,915	$1,528,028	$215,493	$(21,845)	$282,154	$2,404,414

Please see accompanying notes to condensed consolidated financial statements.

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2024
($ in thousands, except where noted)

1. ORGANIZATION AND BASIS OF PRESENTATION
As used in these condensed consolidated financial statements:
“Oaktree” refers to the Oaktree Operating Group members and, where applicable, their respective subsidiaries and affiliates; and
the “Company” refers to Brookfield Oaktree Holdings, LLC and, where applicable, its subsidiaries and affiliates.
The Company holds Credit, Real Estate and Private Equity investments managed by leading alternative asset management firms Oaktree Capital Management, L.P. and Brookfield Asset Management Ltd. The Company both directly invests in funds and has indirect exposure through its 72% economic interest in Oaktree Capital I, L.P. (“Oaktree Capital I”), which acts as or controls the general partner of certain Oaktree funds and which holds a majority of Oaktree’s investments in its funds.
The Company is a Delaware limited liability company that was formed on April 13, 2007 under the name of Oaktree Capital Group, LLC. The Company’s issued and outstanding member interests are divided into certain classes and series of units. The Company’s outstanding units are held by (i) an affiliate of Brookfield Corporation (formerly known as Brookfield Asset Management, Inc.) (“Brookfield”) as the sole holder of the Company’s Class A common units, (ii) preferred unitholders as the holders of Series A and Series B preferred units listed on the NYSE, which represent only the right to receive certain distributions from the Company and such other rights as are specified in the relevant preferred unit designations, and (iii) Oaktree Capital Group Holdings, L.P. (“OCGH”) as the sole holder of the Company’s Class B common units, which units do not represent an economic interest in the Company. OCGH is owned by Oaktree’s senior executives, current and former Oaktree employees, and their respective transferees (collectively, the “OCGH unitholders”). Subject to the operating agreement of the Company, to the extent the approval of any matter requires the vote of the Company’s unitholders, the Class A units are entitled to one vote per unit and the Class B units are entitled to ten votes per unit, voting together as a single class.

The Company’s ownership and operational structure through September 30, 2024 were the result of (i) certain mergers with affiliates of Brookfield completed on September 30, 2019 (the “Mergers”) and the subsequent restructuring completed on October 1, 2019 in connection with the Mergers (the “2019 Restructuring”), (ii) the restructuring completed on November 30, 2022 in connection with an internal Oaktree reorganization to facilitate the separation of Brookfield’s capital business and asset management business (the “2022 Restructuring”) and (iii) the restructuring completed on July 1, 2024 in connection with an internal Oaktree reorganization which resulted in the change of the general partner of Oaktree Capital I, L.P. from Brookfield OCM Holdings II, LLC, a subsidiary of the Company, to Oaktree Capital I GP, LLC, a newly formed subsidiary of Oaktree Capital Holdings, LLC (“OCH”) (the “2024 Restructuring”). See Part I, Item I included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 2, 2020 for more information regarding the Mergers and the 2019 Restructuring. See Item 1.01 of the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2022 for more information about the 2022 Restructuring. See Item 8.01 of the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2024 for more information about the 2024 Restructuring.

Following the above restructurings, the Company’s holdings and operations primarily represent (i) limited partner investments in certain of Oaktree’s flagship opportunistic funds, (ii) an approximately 72% economic interest in Oaktree Capital I, which acts as or controls the general partner of certain Oaktree funds and which holds a majority of Oaktree’s investments in its funds, and (iii) an indirect ownership in Brookfield Real Estate Income Trust Inc. (“Brookfield REIT”).

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

Following the 2022 Restructuring and prior to the 2024 Restructuring, the Company’s operations were conducted through an indirect economic interest in Oaktree Capital I, and the Company’s revenue included the incentive income generated by certain funds that OCM manages for which the Company, via Oaktree Capital I,

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2024
($ in thousands, except where noted)
acted as general partner and the investment income earned from the investments the Company makes in Oaktree funds, third-party funds and other companies. Investment income during such period generally reflected the investment return on a mark-to-market basis and the Company’s equity participation on the amounts that it invested in Oaktree and third-party funds.

As a result of the 2024 Restructuring, the Company no longer consolidates the operations of Oaktree Capital I, but rather accounts for an approximately 72% interest in Oaktree Capital I under the equity method of accounting. The Company’s revenue is primarily the investment income earned from (i) limited partner investments in certain of Oaktree’s flagship opportunistic funds, (ii) an equity method investment in Oaktree Capital I, and (iii) an indirect ownership in Brookfield REIT.

Payments to the preferred unitholders must be satisfied prior to declaration of any distributions to Class A or Class B unitholders, subject to the terms of the Series A and Series B preferred units and certain limitations and exceptions set forth therein.

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
September 30, 2024
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
The Company determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a VIE and reconsiders that conclusion at each reporting date. In evaluating whether the Company is the primary beneficiary, the Company evaluates its economic interests in the entity held either directly by the Company or indirectly through related parties. In situations where power over an entity’s most significant activities is shared among related parties, a qualitative analysis is required to determine which party within the related party group is most closely associated with the VIE. The party within the related party group that is most closely associated with the VIE is the primary beneficiary and is required to consolidate and disclose the impact of the VIE. The consolidation analysis can generally be performed qualitatively; however, if it is not readily apparent that the Company is not the primary beneficiary, a quantitative analysis may also be performed. Investments and redemptions (either by the Company, affiliates of the Company or third parties) or amendments to the governing documents of the respective Oaktree funds could affect an entity’s status as a VIE or the determination of the primary beneficiary. The Company does not consolidate most of the Oaktree funds because it is not the primary beneficiary of those funds due to the fact that its fee arrangements are considered at-market and thus not deemed to be variable interests, and it does not hold any other interests in those funds that are considered to be more than insignificant. Please see note 4 for more information regarding both consolidated and unconsolidated VIEs. For entities that are not VIEs, consolidation is evaluated through a majority voting interest model.
“Consolidated funds” historically refers to Oaktree-managed funds and CLOs that the Company is required to consolidate. When funds or CLOs are consolidated, the Company reflects the assets, liabilities, revenues, expenses and cash flows of the funds or CLOs on a gross basis, and the majority of the economic interests in those funds or CLOs, which are held by third-party investors, are reflected as non-controlling interests in consolidated funds or debt obligations of CLOs in the condensed consolidated financial statements. All of the revenues earned by the Company as investment manager of the consolidated funds are eliminated in consolidation. However, because the eliminated amounts are earned from and funded by third-party investors, the consolidation of a fund does not impact net income or loss attributable to the Company.
As a result of the 2024 Restructuring, effected to facilitate the change of the general partner of Oaktree
Capital I, the Company no longer controls Oaktree Capital I. Therefore, Oaktree Capital I was deconsolidated as of
July 1, 2024. As such, certain Oaktree funds and CLOs which were consolidated by Oaktree Capital I are no longer consolidated by the Company. The Company continues to consolidate the respective vehicles through which interests are held in Oaktree Opportunities Fund XI, L.P. and Oaktree Opportunities Fund XII, L.P. as the Company
remains the primary beneficiary. The impact of deconsolidation on the balance sheet is summarized in note 4.

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2024
($ in thousands, except where noted)
Certain entities in which the Company is deemed to have significant influence, including Oaktree Capital I and unconsolidated Oaktree funds in which Oaktree Capital I holds a general partner interest, are accounted for under the equity method of accounting.
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
As a result of the 2024 Restructuring, Oaktree Capital I was deconsolidated as of July 1, 2024. As such, the funds consolidated by Oaktree Capital I are no longer consolidated by the Company.
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
As a result of the 2024 Restructuring, Oaktree Capital I was deconsolidated as of July 1, 2024. BOH no longer reports OCGH non-controlling interests in Oaktree Capital I.
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
September 30, 2024
($ in thousands, except where noted)
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
Fair Value Option
The Company has elected the fair value option for the financial assets and financial liabilities of its consolidated CLOs. The assets and liabilities of CLOs are primarily reflected within the investments, at fair value and within the debt obligations of CLOs line items in the condensed consolidated statements of financial condition. The Company’s accounting for CLO assets is similar to its accounting for its funds with respect to both carrying investments held by CLOs at fair value and the valuation methods used to determine the fair value of those

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2024
($ in thousands, except where noted)
investments. The fair value of CLO liabilities are measured as the fair value of CLO assets less the sum of (a) the fair value of any beneficial interests held by the Company and (b) the carrying value of any beneficial interests that represent compensation for services. Realized gains or losses and changes in the fair value of CLO assets, respectively, are included in net realized gain on consolidated funds’ investments and net change in unrealized appreciation (depreciation) on consolidated funds’ investments in the condensed consolidated statements of operations. Interest income of CLOs is included in interest and dividend income, and interest expense and other expenses, respectively, are included in interest expense and consolidated fund expenses in the condensed consolidated statements of operations. Changes in the fair value of a CLO’s financial liabilities in accordance with the CLO measurement guidance are included in net change in unrealized appreciation (depreciation) on consolidated funds’ investments in the condensed consolidated statements of operations. Please see notes 6 and 8 for more information. Subsequent to the 2024 Restructuring, the Company no longer consolidates the CLOs due to the deconsolidation of Oaktree Capital I. Changes in the fair value of the CLOs’ financial liabilities will no longer be included in the condensed consolidated statements of operations for periods subsequent to July 1, 2024.
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
Subsequent to the 2024 Restructuring and deconsolidation of Oaktree Capital I, the Company no longer records activity related to derivative and hedging activity.

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2024
($ in thousands, except where noted)
Cash and Cash-equivalents
Cash and cash-equivalents include demand deposit accounts, money market funds, and other short-term investments with maturities of three months or less at the date of acquisition.
At September 30, 2024 and December 31, 2023, the Company had cash balances with financial institutions in excess of Federal Deposit Insurance Corporation insured limits. The Company monitors the credit standing of these financial institutions.
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
Subsequent to the 2024 Restructuring, due to the deconsolidation of Oaktree Capital I, the Company no longer consolidates the U.S. Treasury and other securities held by Oaktree Capital I.
Corporate Investments
Corporate investments have historically consisted of investments in funds, companies in which the Company does not have a controlling financial interest, equities received as part of our sponsorship of SPACs, and non-investment grade debt securities. Prior to the 2024 Restructuring, these investments largely represented investments held by Oaktree Capital I. As a result of the 2024 Restructuring, the Company no longer consolidates Oaktree Capital I and instead, it accounts for it’s interest in Oaktree Capital I under the equity method of accounting. The carrying value of BOH’s investment in Oaktree Capital I is reflected in Corporate investments. Additionally, Corporate investments also includes Brookfield’s indirect ownership in Brookfield REIT.
Investments for which the Company is deemed to have significant influence are accounted for under the equity method of accounting and have historically reflected the Company’s ownership interest in each fund or company. In the case of investments for which the Company is not deemed to have significant influence or control, the fair value option of accounting has been elected. Oaktree Capital I’s underlying general partnership interests are substantially illiquid. While Oaktree Capital I’s investments in funds reflect each respective fund’s holdings at fair value, equity-method investments in companies are not adjusted to reflect the fair value of the underlying company. The fair value of the underlying investments in Oaktree funds is based on the Company’s assessment, which takes into account expected cash flows, earnings multiples and/or comparisons to similar market transactions, among other factors. Valuation adjustments reflecting consideration of credit quality, concentration risk, sales restrictions and other liquidity factors are integral to valuing these instruments.

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2024
($ in thousands, except where noted)
Non-investment grade debt securities include domestic and international corporate fixed and floating rate debt and structured credit investments. These securities are classified as trading and are recorded at fair value with changes in fair value included in investment income.
Revenue Recognition
Incentive Income
Prior to the 2024 Restructuring, the Company earned incentive income from the investment advisory services provided to its customers by Oaktree Capital I. Revenue was recognized when control of the promised services was transferred to customers in an amount that reflects the consideration the Company expects to receive in exchange for those services. These services are generally capable of being distinct and each is accounted for as separate performance obligations comprised of distinct service periods because the services are performed over time.
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
Incentives received by Oaktree Capital I before the revenue recognition criteria have been met are deferred and recorded as a deferred incentive income liability within accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition. Oaktree Capital I may have received tax distributions related to taxable income allocated by funds, which are treated as an advance of incentive income and subject to the same recognition criteria. Tax distributions are contractually not subject to clawback.
Oaktree Capital I may have earned incentive income upon deconsolidation of a SPAC arising from the completion of a merger with an identified target. Upon deconsolidation, Oaktree Capital I derecognizes the net assets of the entity and records any gain or loss related to the remeasurement of its investments to fair value as incentive income in its condensed consolidated statements of operations. Subsequent fair value changes in Oaktree Capital I’s investments held in the entity were recorded in investment income in its condensed consolidated statements of operations.
Subsequent to the 2024 Restructuring, the Company no longer earns incentive income as a result of the deconsolidation of Oaktree Capital I. Rather the economics resulting from Oaktree Capital I’s right to earn incentive income are reflected in the Company’s results through investment income earned from its equity method investment in Oaktree Capital I.

Investment Income

The Company records investment income (loss) from its equity method investments which represents the Company’s pro-rata share of income or loss from these investments, or the change in fair value of the investment, as applicable, and consists of both unrealized and realized gains and losses. Investment income
(loss) is realized when the Company sells all or a portion of its investments or when the Company receives or is due

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2024
($ in thousands, except where noted)
cash income. Unrealized investment income (loss) results from the proportionate share of the investments’
unrealized earnings, including changes in the fair value of the underlying investments. The cash distributions from the Company’s equity investments are classified based the nature of the underlying transaction which resulted in the distribution. Cash distributions that are determined to be realized gains (losses) are included in Cash Flows from Operating Activities and distributions that are returns of capital are included in the Cash Flows from Investing Activities section of the Consolidated Statements of Cash Flows.
Compensation and Benefits
Compensation and benefits has historically reflected incentive income compensation expense, which primarily reflected compensation directly related to incentive income, which generally consists of percentage interests (sometimes referred to as “points” or an allocation of shares received upon the completion of a successful SPAC merger) that the Company grants to its investment professionals associated with the particular fund or SPAC that generated the incentive income, and secondarily, compensation directly related to investment income. The Company has an obligation to pay a fixed percentage of the incentive income earned from a particular fund or SPAC, including income from consolidated funds that is eliminated in consolidation, to specified investment professionals responsible for the management of the fund or SPAC. Amounts payable pursuant to these arrangements are recorded as compensation expense when they have become probable and reasonably estimable. The Company’s determination of the point at which it becomes probable and reasonably estimable that incentive income compensation expense should be recorded is based on its assessment of numerous factors, particularly those related to the profitability, realizations, distribution status, investment profile and commitments or contingencies of the individual funds that may give rise to incentive income or the completion of a merger by an Oaktree sponsored SPAC. Incentive income compensation is generally expensed in the period in which the underlying income is recognized. Payment of incentive income compensation generally occurs in the same period the related income is received or in the next period. Participation in incentive income generated by the funds or SPACs is subject to forfeiture upon departure and to vesting provisions (generally over a period of five years), in each case, under certain circumstances set forth in the applicable governing documents. These provisions are generally only applicable to incentive income compensation that has not yet been recognized as an expense by the Company or paid to the participant.
Subsequent to the 2024 Restructuring, the Company no longer earns incentive income as a result of the deconsolidation of Oaktree Capital I, and therefore will no longer record incentive compensation expense. Compensation and benefits following the 2024 Restructuring primarily reflects compensation to the Company’s board of directors.
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
September 30, 2024
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
Following the 2024 Restructuring and the deconsolidation of Oaktree Capital I, the Company is generally not subject to direct foreign-currency translation adjustments.
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
September 30, 2024
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
September 30, 2024
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
September 30, 2024
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
September 30, 2024
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
Effects of 2024 Restructuring
As a result of the 2024 Restructuring and the deconsolidation of Oaktree Capital I, certain accounts related to Oaktree Capital I are no longer included in the Company’s consolidated financial statements. The effects of the 2024 Restructuring are summarized as follows:
•The Company’s economic interest in Oaktree Capital I is accounted for as an equity method investment, and the Company records its pro-rata share of Oaktree Capital I’s net income as investment income.
•The Company’s incentive income consisted primarily of fees earned from funds managed by Oaktree Capital I. Subsequent to the 2024 Restructuring, the Company no longer earns incentive income. The Company’s proportionate share of incentive income earned by Oaktree Capital I is included as a component of investment income.
•Incentive compensation expense primarily reflected compensation directly related to incentive income. Subsequent to the 2024 Restructuring, the Company no longer recognizes incentive compensation expense, as it no longer earns the corresponding incentive income.
•Certain funds and CLOs that were previously consolidated by Oaktree Capital I are no longer consolidated by the Company.
Reclassifications
Beginning in the third quarter of 2024, investment income (loss) and interest and dividend income have been recorded within revenues and interest expense has been recorded within expenses on the condensed consolidated statements of operations. The Company has reclassified prior period amounts to conform to the current year presentation.
Recent Accounting Developments
In March 2020, the Financial Accounting Standards Board (“FASB”) issued guidance which provides temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance is effective upon issuance and generally may be elected over time through December 31, 2024. Based on the evaluation of the potential impacts of such expedients and exceptions, the Company does not expect the impact of this guidance to be material to its consolidated financial statements and has not adopted any of the optional expedients or exceptions through September 30, 2024.
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
September 30, 2024
($ in thousands, except where noted)
required to provide the new disclosures and all the disclosures required under ASC 280, Segment Reporting. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

3. REVENUES
Prior to the 2024 Restructuring, the Company earned incentive income generated by the funds, for which Oaktree Capital I served as general partner. These revenues were affected by economic factors related to the asset class composition of the holdings and the contractual terms such as the basis for calculating the incentive income and investors’ ability to redeem. As a result of the 2024 Restructuring, incentive income is no longer recognized by the Company due to the deconsolidation of Oaktree Capital I. The Company’s proportionate share of incentive income earned by Oaktree Capital I is included as a component of investment income. The economics resulting from Oaktree Capital I’s right to earn incentive income are reflected in the Company’s results through investment income earned from its equity method investment in Oaktree Capital I.

Incentive income revenues by fund structure are set forth below.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Incentive Income
Closed-end	$—	$—	$112,497	$60,963
Evergreen	—	5	5,032	515
Total	$—	$5	$117,529	$61,478
Additionally, the Company earns investment income from the investments the Company makes in its investment in Oaktree Capital I, Oaktree funds, third-party funds and other companies. Revenues by investment types are set forth below.

	Three months ended September 30,		Nine months ended September 30,
Investment Income (Loss)	2024	2023	2024	2023

Equity-method investments:
Funds	$3,847	$8,075	$27,398	$22,967
Companies	21,432	7	20,972	4
Other investments, at fair value	—	17,415	11,663	12,407
Total investment income (loss)	$25,279	$25,497	$60,033	$35,378
Contract Balances
Prior to the 2024 Restructuring, the Company received incentive income in accordance with its contracts with customers. Incentive income is received generally after all contributed capital and the preferred return on that capital have been distributed to the fund’s investors. Contract assets relate to the Company’s conditional right to receive payment for its performance completed under the contract. Receivables are recorded when the right to consideration becomes unconditional (i.e., only requires the passage of time). Contract liabilities (i.e., deferred revenues) relate to payments received in advance of performance under the contract. Contract liabilities are recognized as revenues when the Company provides investment management services. Subsequent to the 2024
Restructuring, the Company no longer recognizes contract assets, as it no longer earns the corresponding incentive income due to the deconsolidation of Oaktree Capital I.

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2024
($ in thousands, except where noted)
The table below sets forth contract balances for the periods indicated:

	As of
	September 30, 2024	December 31, 2023

Receivables	$—	$9,407
Contract assets (1)	—	192,645

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
Consolidated VIEs
As of September 30, 2024, the Company consolidated 2 VIEs through which interests are held in Oaktree Opportunities Fund XI, LP and Oaktree Opportunities Fund XII, L.P. as the Company was the primary beneficiary. As of December 31, 2023, the Company consolidated 9 VIEs.

As of September 30, 2024, the assets and liabilities of the 2 consolidated VIEs amounted to $5.5 billion and $1.6 billion, respectively. The assets of these consolidated VIEs primarily consisted of investments in debt and equity securities, while their liabilities primarily represented debt obligations issued by consolidated funds. The assets of these VIEs may be used only to settle obligations of the same VIE. In addition, there is no recourse to the Company for the VIEs’ liabilities. As of September 30, 2024, the Company’s investments in consolidated VIEs had a carrying value of $0.8 billion, which represented its maximum risk of loss as of that date.
Unconsolidated VIEs
The Company held variable interests in certain VIEs in the form of direct equity interests that are not consolidated because it is not the primary beneficiary, inasmuch as Oaktree’s fee arrangements are considered at-market and it does not hold interests in those entities that are considered more than insignificant.

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2024
($ in thousands, except where noted)
The carrying value of the Company’s investments in VIEs that were not consolidated are shown below.

	Carrying Value as of
	September 30, 2024	December 31, 2023

Corporate investments	$1,149,485	$999,112
Due from affiliates	227	199,861
Maximum exposure to loss	$1,149,712	$1,198,973
The Company continues to consolidate the respective vehicles through which interests are held in Oaktree Opportunities Fund XI, L.P. and Oaktree Opportunities Fund XII, L.P. as the Company remains the primary beneficiary.
In connection with the 2024 Restructuring, the Company derecognized the assets and liabilities held by Oaktree Capital I at carrying value as the restructuring occurred between entities under common control of OCGH and no gain or loss was recorded.
Impacts of the deconsolidation of Oaktree Capital I due to the 2024 Restructuring are set forth below:

As of July 1, 2024

Assets:
Cash and cash-equivalents	$(8,805)
U.S. Treasury and government agency securities	(170,000)
Receivables and other assets	(58,517)
Due from affiliates	(8,543)
Corporate investments	(1,163,351)
Assets of consolidated funds	(1,711,868)
Total assets	(3,121,084)
Liabilities and Capital:
Liabilities:
Accounts payable and accrued expenses	$49,176
Due to affiliates	50,014
Debt obligations	213,161
Liabilities of consolidated funds	1,021,629
Total liabilities	1,333,980
Non-controlling redeemable interests in consolidated funds	339,111
Unitholders’ Capital:
Capital attributable to BOH preferred unitholders	400,584
Capital attributable to BOH Class A unitholders	763,724
Non-controlling interest in consolidated subsidiaries	283,685
Total unitholders’ capital	1,447,993
Total liabilities and capital	$3,121,084

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2024
($ in thousands, except where noted)
5. INVESTMENTS
Corporate Investments
Corporate investments consisted of the following:

	As of
Corporate Investments	September 30, 2024	December 31, 2023

Equity-method investments:
Funds	$313,695	$1,434,988
Companies	1,140,073	11,901
Other investments, at fair value	—	85,319
Total corporate investments	$1,453,768	$1,532,208
Equity-method Investments
The Company’s equity-method investments include its investments in funds and companies that are not consolidated, but for which the Company is deemed to have significant influence. The Company’s share of income or loss generated by these investments is recorded within investment income in the condensed consolidated statements of operations. The Company’s equity-method investments in Oaktree funds principally reflect the Company’s general partner interests in those funds, which typically do not exceed 2.5% in each fund. The Oaktree funds are investment companies that follow a specialized basis of accounting established by GAAP. In connection with the 2024 Restructuring, the Company determined that it is no longer the primary beneficiary of Oaktree Capital I and deconsolidated the entity, which is accounted for as an equity method investment beginning with the third quarter of 2024.
On June 27, 2023, the Company entered into a contribution agreement with Brookfield Corporate Treasury Ltd. and acquired the equity ownership in certain entities which beneficially own shares in Brookfield Real Estate Income Trust. The Company accounted for the acquired interests as equity method investments with fair value election. The fair value option has been elected to simplify the accounting for the investment in OCG NTR Holdings, LLC, a wholly owned subsidiary of the Company (“NTR”). Changes in the fair value and cash dividends received from the investment in NTR are included in investment income. During the three and nine months ended September 30, 2024, the Company recognized an equity investment gain of $3.5 million and an equity investment loss of $13.1 million, respectively. Please refer to note 14 for the detailed description of the transaction.
Each reporting period, the Company evaluates each of its equity-method investments to determine if any are considered significant, as defined by the SEC. As of September 30, 2024, or for the three months ended September 30, 2024, the Company determined Oaktree Capital I met the significance criteria. No other individual equity method investment met the significance criteria.

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2024
($ in thousands, except where noted)
Summarized financial information of Oaktree Capital I is set forth below.

	Three months ended September 30,	Nine months ended September 30,
Statements of Operations	2024	2024
Revenues / investment income	$43,996	$43,996
Interest expense	(9,527)	(9,527)
Other expenses	(4,504)	(4,504)
Net realized and unrealized gain (loss) on investments	10,357	10,357
Net income	$40,322	$40,322
Summarized financial information of the Company’s remaining equity-method investments is set forth below.

	Three months ended September 30,		Nine months ended September 30,
Statements of Operations	2024	2023	2024	2023
Revenues / investment income	$45,346	$978,794	$2,294,361	$3,219,919
Interest expense	(18,957)	(124,648)	(327,379)	(408,648)
Other expenses	(66,862)	(214,634)	(649,763)	(685,585)
Net realized and unrealized gain (loss) on investments	34,475	158,029	1,902,040	43,295
Net income (loss)	$(5,998)	$797,541	$3,219,259	$2,168,981

Other Investments, at Fair Value
Other investments, at fair value has primarily consisted of (a) investments in certain Oaktree and non-Oaktree funds, (b) non-investment grade debt securities, (c) equities received as part of our sponsorship of SPACs and (d) derivatives utilized to hedge the Company’s exposure to investment income earned from its funds.
The following table summarizes net gains (losses) attributable to the Company’s other investments at fair value:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Realized gain (loss)	$—	$1,031	$9,504	$3,182
Net change in unrealized gain (loss)	—	16,384	2,159	9,225
Total gain (loss)	$—	$17,415	$11,663	$12,407

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2024
($ in thousands, except where noted)
Investments of Consolidated Funds
Investments, at Fair Value
Investments held and securities sold short by the consolidated funds are summarized below:

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
United States:
Debt securities:
Communication services	$166,139	$69,509	3.4%	1.4%
Consumer discretionary	127,105	202,355	2.6	3.9
Consumer staples	27,581	28,149	0.6	0.5
Energy	37,205	110,990	0.8	2.2
Financials	159,842	223,794	3.3	4.4
Health care	259,596	226,554	5.4	4.4
Industrials	204,830	379,538	4.2	7.5
Information technology	42,078	87,355	0.9	1.7
Materials	56,200	333,459	1.2	6.5
Real estate	57,771	97,621	1.2	1.9
Utilities	13,601	19,954	0.3	0.4
Other	670,013	549,164	13.7	10.6
Total debt securities (cost: $1,750,731 and $2,341,421 as of September 30, 2024 and December 31, 2023, respectively)	1,821,961	2,328,442	37.6	45.4
Equity securities:
Communication services	58,344	79,522	1.2	1.5
Consumer discretionary	37,656	68,056	0.8	1.3
Energy	474,510	427,034	9.8	8.3
Financials	263,244	171,924	5.4	3.3
Health care	61,886	32,418	1.3	0.6
Industrials	471,198	369,019	9.7	7.2
Information technology	54,258	44,350	1.1	0.9
Materials	11,808	—	0.2	0.0
Utilities	7,367	89,427	0.2	1.7
Total equity securities (cost: $1,220,798 and $1,095,721 as of September 30, 2024 and December 31, 2023, respectively)	1,440,271	1,281,750	29.7	24.8
Real estate:
Real estate	13,739	13,780	0.3	0.3
Financials	41,402	—	0.9	0.0
Total real estate securities (cost: $65,930 and $22,716 as of September 30, 2024 and December 31, 2023, respectively)	55,141	13,780	1.2	0.3

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2024
($ in thousands, except where noted)

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Europe:
Debt securities:
Communication services	$(1,965)	$111,898	—%	2.1%
Consumer discretionary	—	18,560	—	0.4
Consumer staples	—	3,107	—	0.1
Energy	—	1,185	—	0.0
Financials	—	18,381	—	0.4
Health care	82,601	12,136	1.7	0.2
Industrials	4,478	15,993	0.1	0.3
Information technology	—	5,402	—	0.1
Materials	—	13,487	—	0.3
Real estate	53,386	13,424	1.1	0.3
Utilities	—	5,417	—	0.1
Other	43,203	34,686	0.9	0.6
Total debt securities (cost: $168,431 and $231,315 as of September 30, 2024 and December 31, 2023, respectively)	181,703	253,676	3.8	4.9
Equity securities:
Communication Services	70,661	—	1.5	—
Consumer discretionary	44,383	52,468	0.9	1.0
Materials	24,282	24,282	0.5	0.5
Financials	48,873	49,496	1.0	1.0
Health care	—	19	—	0.0
Industrials	103,573	93,662	2.1	1.7
Real estate	43,699	44,637	0.9	0.9
Total equity securities (cost: $262,804 and $208,130 as of September 30, 2024 and December 31, 2023, respectively)	335,471	264,564	6.9	5.1
Real estate:
Consumer Discretionary	71,536	61,357	1.5	1.2
Real estate	133,429	100,216	2.8	1.9
Total real estate securities (cost: $181,760 and $159,423 as of September 30, 2024 and December 31, 2023, respectively)	204,965	161,573	4.3	3.1
Asia and other:
Debt securities:
Communication services	—	803	—	0.0
Consumer discretionary	45,296	17,195	0.9	0.3
Consumer staples	18,779	19,820	0.4	0.4
Energy	—	1,307	—	0.0
Financials	—	8,192	—	0.2
Health care	—	402	—	0.0
Industrials	—	4,181	—	0.1
Information technology	—	5	—	0.0
Materials	243,440	249,492	5.0	4.9
Real estate	370,429	435,799	7.6	8.5
Utilities	—	3,244	—	0.1
Total debt securities (cost: $689,075 and $761,394 as of September 30, 2024 and December 31, 2023, respectively)	677,944	740,440	13.9	14.5

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2024
($ in thousands, except where noted)

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Asia and other:
Equity securities:
Industrials	$86,453	$63,161	1.8%	1.2%
Real estate	32,916	32,916	0.7	0.6
Utilities	6,050	3,375	0.1	0.1
Total equity securities (cost: $106,079 and $90,638 as of September 30, 2024 and December 31, 2023, respectively)	125,419	99,452	2.6	1.9

Total debt securities	2,681,608	3,322,558	55.3	64.8
Total equity securities	1,901,161	1,645,766	39.3	31.8
Total real estate	260,106	175,353	5.4	3.4
Total investments, at fair value	$4,842,875	$5,143,677	100.0%	100.0%
As of September 30, 2024 and December 31, 2023, no single issuer or investment had a fair value that exceeded 5% of the Company’s total consolidated net assets.

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2024
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
The following table summarizes net gains (losses) from investment activities:

	Three months ended September 30,
	2024		2023
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Investments and other financial instruments	$30,142	$64,925	$9,364	$(22,929)
Foreign-currency forward contracts (2)	646	(20,101)	4	14,990
Total return, interest rate and credit default swaps (2)	—	7,860	693	(480)
Options and futures (2)	822	—	1,495	141
Commodity swaps (2)	923	(217)	2,495	(1,081)
Total	$32,533	$52,467	$14,051	$(9,359)

	Nine months ended September 30,
	2024		2023
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Investments and other financial instruments	$26,283	$155,848	$66,831	$(64,867)
CLO liabilities (1)	185	1,597	—	—
Foreign-currency forward contracts (2)	411	(14,189)	(1,517)	4,410
Total-return and interest-rate swaps (2)	—	11,448	810	(24)
Options and futures (2)	584	1,600	2,567	877
Commodity swaps (2)	8,151	(8,658)	7,741	12,274
Total	$35,614	$147,646	$76,432	$(47,330)

(1)    Represents the net change in the fair value of CLO liabilities based on the more observable fair value of CLO assets, as measured under the CLO measurement guidance. Please see note 2 for more information.
(2)    Please see note 7 for additional information.

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2024
($ in thousands, except where noted)
6. FAIR VALUE
Fair Value of Financial Assets and Liabilities
The short-term nature of cash and cash-equivalents, U.S. Treasury and other securities, receivables and accounts payable causes each of their carrying values to approximate fair value. The fair value of short-term investments included in cash and cash-equivalents and U.S. Treasury and other securities is a Level I valuation. The Company’s other financial assets and financial liabilities by fair-value hierarchy level are set forth below. Please see notes 8 and 14 for the fair value of the Company’s outstanding debt obligations and amounts due from/to affiliates, respectively. Following the 2024 Restructuring, with the deconsolidation of Oaktree Capital I, the Company no longer holds any debt obligations.

	As of September 30, 2024				As of December 31, 2023
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Corporate investments	$—	$304,283	$—	$304,283	$72,085	$317,551	$20,994	$410,630
SPAC common stock and earn-out shares included in other assets	—	—	—	—	25,360	—	1,797	27,157
Foreign-currency forward contracts included in other assets	—	—	—	—	—	8,098	—	8,098
Total assets	$—	$304,283	$—	$304,283	$97,445	$325,649	$22,791	$445,885

Liabilities
Foreign-currency forward contracts - included in corporate investments	$—	$—	$—	$—	$—	$(8,010)	$—	$(8,010)
Total liabilities	$—	$—	$—	$—	$—	$(8,010)	$—	$(8,010)

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2024
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

	As of September 30, 2024				As of December 31, 2023
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Investments:
Corporate debt – bank debt	$—	$567,695	$1,712,311	$2,280,006	$—	$641,615	$1,721,888	$2,363,503
Corporate debt – all other	—	300,972	100,630	401,602	—	698,763	260,292	959,055
Equities – common stock	187,997	37,057	1,103,607	1,328,661	165,649	31,779	846,773	1,044,201
Equities – preferred stock	2,333	—	570,167	572,500	1,929	—	599,636	601,565
Real estate	—	—	260,106	260,106	—	—	175,353	175,353
Total investments	190,330	905,724	3,746,821	4,842,875	167,578	1,372,157	3,603,942	5,143,677
Derivatives:
Foreign-currency forward contracts	—	426	—	426	—	475	—	475
Swaps	—	11,448	18,221	29,669	8,658	—	—	8,658
Total derivatives (1)	—	11,874	18,221	30,095	8,658	475	—	9,133
Total assets	$190,330	$917,598	$3,765,042	$4,872,970	$176,236	$1,372,632	$3,603,942	$5,152,810

Liabilities
Derivatives:
Foreign-currency forward contracts	$—	$(33,743)	$—	$(33,743)	$—	$(21,659)	$—	$(21,659)
Options and futures	(426)	—	—	(426)	(571)	—	—	(571)
Total derivatives (2)	(426)	(33,743)	—	(34,169)	(571)	(21,659)	—	(22,230)
Total liabilities	$(426)	$(33,743)	$—	$(34,169)	$(571)	$(21,659)	$—	$(22,230)

(1) Amounts are included in derivative assets under “assets of consolidated funds” in the condensed consolidated statements of financial condition.
(2) Amounts are included in derivative liabilities under “liabilities of consolidated funds” in the condensed consolidated statements of financial condition.

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2024
($ in thousands, except where noted)
The following tables set forth a summary of changes in the fair value of Level III investments:

	Corporate Debt – Bank Debt	Corporate Debt – All Other	Equities – Common Stock	Equities – Preferred Stock	Real Estate	Swaps	Total
Three months ended September 30, 2024
Beginning balance	$1,654,942	$198,028	$1,049,656	$667,154	$246,862	$18,254	$3,834,896
Deconsolidation of funds	(70,255)	(10)	(575)	(2,356)	—		(73,196)
Transfers into Level III	136,725	11,231	84,494	153	17,603	—	250,206
Transfers out of Level III	(105,000)	(93,971)	(57,113)	(7,134)	(28,618)	—	(291,836)
Purchases	173,975	134	29,316	24,043	21,572	6	249,046
Sales	(87,091)	(8,496)	(32,785)	(121,764)	(17,732)	—	(267,868)
Realized gain (losses), net	1,502	(155)	3,217	30,760	—	(39)	35,285
Unrealized appreciation (depreciation), net	7,513	(6,131)	27,397	(20,689)	20,419	—	28,509
Ending balance	$1,712,311	$100,630	$1,103,607	$570,167	$260,106	$18,221	$3,765,042
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$(125)	$(3,539)	$33,705	$(20,028)	$20,419	$—	$30,432
Three months ended September 30, 2023
Beginning balance	$1,262,634	$177,323	$809,676	$618,684	$88,675	$—	$2,956,992
Transfers into Level III	167,450	—	—	—	—	—	167,450
Transfers out of Level III	(112,066)	(1,485)	—	—	—	—	(113,551)
Purchases	54,335	944	7,055	14,182	4,870	—	81,386
Sales	(26,266)	(14,498)	(4,167)	(11,884)	—	—	(56,815)
Realized gain (losses), net	329	(244)	(785)	(4,073)	(236)	—	(5,009)
Unrealized appreciation (depreciation), net	(11,871)	(133)	15,328	(26,598)	(722)	—	(23,996)
Ending balance	$1,334,545	$161,907	$827,107	$590,311	$92,587	$—	$3,006,457
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$(12,374)	$(193)	$15,254	$(26,483)	$(722)	$—	$(24,518)

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2024
($ in thousands, except where noted)

	Corporate Debt – Bank Debt	Corporate Debt – All Other	Equities – Common Stock	Equities – Preferred Stock	Real Estate	Swaps	Total
Nine months ended September 30, 2024
Beginning balance	$1,721,888	$260,292	$846,773	$599,636	$175,353	$—	$3,603,942
Deconsolidation of funds	(70,255)	(10)	(575)	(2,356)	—	—	(73,196)
Initial consolidation of funds	2,962	—	—	—	—	—	2,962
Transfers into Level III	358,757	26,590	139,172	153	23,738	—	548,410
Transfers out of Level III	(388,815)	(159,901)	(72,773)	(7,134)	(28,618)	—	(657,241)
Purchases	516,419	25,727	235,083	102,272	89,190	18,221	986,912
Sales	(444,229)	(46,636)	(124,069)	(154,744)	(17,732)	—	(787,410)
Realized gain, net	5,505	(407)	51,081	(57,207)	—	—	(1,028)
Unrealized appreciation (depreciation), net	10,079	(5,025)	28,915	89,547	18,175	—	141,691
Ending balance	$1,712,311	$100,630	$1,103,607	$570,167	$260,106	$18,221	$3,765,042
Net change in unrealized appreciation attributable to assets still held at end of period	$12,230	$(5,174)	$28,804	$89,330	$18,175	$—	$143,365
Nine months ended September 30, 2023
Beginning balance	$702,497	$219,503	$777,198	$616,604	$74,471	$—	$2,390,273
Transfers into Level III	168,379	8,903	17,267	—	—	—	194,549
Transfers out of Level III	(116,707)	(2,463)	—	—	—	—	(119,170)
Purchases	676,120	2,667	58,013	54,601	18,591	—	809,992
Sales	(69,887)	(70,674)	(47,335)	(47,421)	—	—	(235,317)
Realized losses, net	477	(671)	20,465	4,937	(239)	—	24,969
Unrealized appreciation (depreciation), net	(26,334)	4,642	1,499	(38,410)	(236)	—	(58,839)
Ending balance	$1,334,545	$161,907	$827,107	$590,311	$92,587	$—	$3,006,457
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$(26,859)	$4,560	$1,476	$(38,410)	$(234)	$—	$(59,467)
-`-------------
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

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2024
($ in thousands, except where noted)
The following table sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the consolidated funds’ Level III investments as of September 30, 2024:

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (1)(2)	Range	Weighted Average (3)

Credit-oriented investments:
Consumer discretionary:	$64,850	Discounted cash flow (4)	Discount rate	15% - 18%	16%
	23,484	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	13,231	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	21,811	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	1x - 1x	1x
Energy	2,254	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	34,951	Discounted cash flow (4)	Discount rate	14% - 14%	14%
Financials	19,219	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	0.5x - 1x	0.9x
	47,368	Discounted cash flow (6)	Discount rate	5% - 13%	8%
	38,096	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	12,748	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	11	Expected Recovery (11)	Not applicable	Not applicable	Not applicable
Industrials	79,015	Discounted cash flow (6)	Discount rate	8% - 19%	15%
	(45)	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	4,478	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	526	Market approach (comparable companies) (7)	Earnings multiple (10)	7x - 7x	7x
Materials	164,438	Discounted cash flow (6)	Discount rate	13% - 14%	13%
	1,896	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	78,798	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
Real estate	25,819	Recent market information (7)	Quoted prices	Not applicable	Not applicable
	63,214	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	193,245	Discounted cash flow (6)	Discount rate	5% - 15%	14%
	163,257	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	1x - 1x	1x
Other	27,795	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	691,221	Discounted cash flow (6)	Discount rate	7% - 18%	16%
	25,284	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	23,488	Market approach (comparable companies) (7)	Earnings multiple (10)	7x - 7.5x	7.1x
	10,710	Market approach (comparable companies) (7)	Revenue multiple (8)	2x - 2x	2x
Equity investments:
	296,264	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	1,233	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	131,552	Discounted cash flow (6)	Discount rate	12% - 18%	15%
	23,466	Discounted cash flow (6) / market approach (comparable companies) (7)	Discount rate	13% - 13%	13%
			Earnings multiple (10)	10.0x - 12.0x	11.0x
	385,243	Market approach (comparable companies) (7)	Earnings multiple (10)	5.0x - 16.0x	9.0x
	34,483	Market approach (comparable companies) (7)	Revenue multiple (8)	2.0x - 2.0x	2.0x
	790,020	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	1.0x - 2x	1.0x
	10,059	Expected Recovery (11)	Not applicable	Not applicable	Not applicable
	1,454	Black Scholes (12)	Not applicable	Not applicable	Not applicable
Real estate-oriented investments:
Consumer discretionary:	71,536	Discounted cash flow (6)	Discount rate	20% - 20%	20%
Financials	41,402	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
Real estate:	147,168	Discounted cash flow (6)	Discount rate	5% - 26%	15%
Total Level III investments	$3,765,042

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2024
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
September 30, 2024
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
During the nine months ended September 30, 2024, the valuation techniques for four credit-oriented investments were changed from market approach (comparable companies) to discounted cash flow, three credit-oriented investments were changed from discounted cash flow to market approach (comparable companies) and one equity investment was changed from market approach (comparable companies) to recent market information. During the nine months ended September 30, 2023, the valuation technique for a credit-oriented investment was changed from discounted cash flow to market approach (value of underlying assets) and an equity investment was changed from market approach (comparable companies) to discounted cash flow.
As a result of the 2024 Restructuring, the Company deconsolidated Oaktree Capital I and its consolidated subsidiaries, including its consolidated funds, effective July 1, 2024.

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2024
($ in thousands, except where noted)
7. DERIVATIVES AND HEDGING
The fair value of freestanding derivatives consisted of the following:

	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
As of September 30, 2024
Foreign-currency forward contracts	$—	$—	$—	$—

As of December 31, 2023
Foreign-currency forward contracts	$221,910	$8,608	$(234,353)	$(8,520)
Realized and unrealized gains and losses arising from freestanding derivatives were recorded in the condensed consolidated statements of operations as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Investment income	$—	$7,544	$8,634	$4,935
General and administrative expense (1)	—	—	(8,188)	—
Total gain (loss)	$—	$7,544	$446	$4,935

(1)    To the extent that the Company’s freestanding derivatives are utilized to hedge its foreign-currency exposure to investment income earned from consolidated funds, the related hedged items are eliminated in consolidation, with the derivative impact (a positive number reflects a reduction in expenses) reflected in consolidated general and administrative expense.
There were no derivatives outstanding that were designated as hedging instruments for accounting purposes as of September 30, 2024 and December 31, 2023.

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
The fair value of derivatives held by the consolidated funds consisted of the following:

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2024
($ in thousands, except where noted)

	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
As of September 30, 2024
Foreign-currency forward contracts	$777,928	$426	$(62,166)	$(33,743)
Total-return and interest-rate and credit default swaps	214,884	29,669	—	—
Options and futures	—	—	(9,049)	(426)
Total	$992,812	$30,095	$(71,215)	$(34,169)

As of December 31, 2023
Foreign-currency forward contracts	$508,174	$475	$(118,263)	$(21,659)
Total-return and interest-rate and credit default swaps	41,113	8,658	—	—
Options and futures	6,749	—	(163,187)	(571)
Total	$556,036	$9,133	$(281,450)	$(22,230)
The impact of derivatives held by the consolidated funds in the condensed consolidated statements of operations was as follows:

	Three months ended September 30,
	2024		2023
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Foreign-currency forward contracts	$646	$(20,101)	$4	$14,990
Total-return and interest-rate and credit default swaps	—	7,860	693	(480)
Options and futures	822	—	1,495	141
Commodity swaps	923	(217)	2,495	(1,081)
Total	$2,391	$(12,458)	$4,687	$13,570

	Nine months ended September 30,
	2024		2023
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Foreign-currency forward contracts	$411	$(14,189)	$(1,517)	$4,410
Total-return and interest-rate and credit default swaps	—	11,448	810	(24)
Options and futures	584	1,600	2,567	877
Commodity swaps	8,151	(8,658)	7,741	12,274
Total	$9,146	$(9,799)	$9,601	$17,537

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2024
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

	Gross Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of September 30, 2024		Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Foreign-currency forward contracts	$—	$—	$—	$—
Derivative assets of consolidated funds:
Foreign-currency forward contracts	426	—	—	426
Total-return and interest-rate and credit default swaps	29,669	—	—	29,669
Options and futures	—	—	—	—
Subtotal	30,095	—	—	30,095
Total	$30,095	$—	$—	$30,095

Derivative Liabilities:
Foreign-currency forward contracts	$—	$—	$—	$—
Derivative liabilities of consolidated funds:
Foreign-currency forward contracts	(33,743)	—	—	(33,743)
Total-return and interest-rate and credit default swaps	—	—	—	—
Options and futures	(426)	—	—	(426)
Subtotal	(34,169)	—	—	(34,169)
Total	$(34,169)	$—	$—	$(34,169)

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2024
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
As a result of the deconsolidation of Oaktree Capital I and its consolidated subsidiaries due to the 2024 Restructuring effective July 1, 2024, derivative assets and derivative liabilities decreased by $0.8 million and $0.4 million, respectively, at July 1, 2024.

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2024
($ in thousands, except where noted)
8. DEBT OBLIGATIONS AND CREDIT FACILITIES
Oaktree Capital I Debt Obligations
On March 30, 2022, Oaktree Capital I entered into a note and guaranty agreement with certain accredited investors pursuant to which Oaktree Capital I agreed to issue and sell to such investors €50 million of its 2.20% Senior Notes, Series A, due 2032, €75 million of its 2.40% Senior Notes, Series B, due 2034, and €75 million of its 2.58% Senior Notes, Series C, due 2037. These notes are senior unsecured obligations of Oaktree Capital I, a consolidated subsidiary of the Company, and jointly and severally guaranteed by OCM, Oaktree Capital II and Oaktree AIF. The offering closed on June 8, 2022, and Oaktree Capital I received proceeds of €200 million on the closing date. Subsequent to the 2024 Restructuring, the Company’s financial statements no longer reflect debt obligations or related liabilities associated with Oaktree Capital I.

	As of
	September 30, 2024	December 31, 2023
Senior unsecured notes
€50,000, 2.20%, issued in June 2022, payable on June 8, 2032	$—	$55,233
€75,000, 2.40%, issued in June 2022, payable on June 8, 2034	—	82,849
€75,000, 2.58%, issued in June 2022, payable on June 8, 2037	—	82,849
Total remaining principal	—	220,931
Less: Debt issuance costs	—	(1,249)
Total debt obligations, net	$—	$219,682
Oaktree Capital I Guaranty Agreements
As of September 30, 2024, OCM, Oaktree Capital I, Oaktree Capital II, Oaktree AIF and OCM Cayman are co-obligors and jointly and severally liable for all debt obligations listed below, while the debt obligations are reflected in the condensed consolidated financial statements based upon the entity that actually made the borrowing and received the related proceeds. Subsequent to the 2024 Restructuring, the Company’s financial statements no longer reflect debt obligations or related liabilities associated with Oaktree Capital I.

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

On May 20, 2020, OCM entered into a note and guaranty agreement with certain accredited investors pursuant to which OCM agreed to issue and sell to such investors $250 million of senior unsecured notes that bear a blended 3.68% fixed rate of interest and a weighted average maturity of 2031. These notes are guaranteed by Oaktree Capital I, a consolidated subsidiary of the Company prior to the 2024 Restructuring, along with Oaktree Capital II, Oaktree AIF and OCM Cayman, as co-obligors. The offering closed on July 22, 2020 and OCM received proceeds of $250 million on the closing date. As OCM is the issuer of such senior notes, the outstanding principal and interest payments guaranteed by Oaktree Capital I were not included in the Company’s financial statements as no event of default has occurred.
Oaktree Capital I, along with certain other Oaktree Operating Group members as co-borrowers, are parties to a credit agreement with a subsidiary of Brookfield that provides for a subordinated credit facility. The subordinated

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2024
($ in thousands, except where noted)
credit facility has a revolving loan commitment of $250 million and borrowings generally bear interest at a spread to either LIBOR or an alternative base rate. Borrowings on the subordinated credit facility are subordinate to the outstanding debt obligations and borrowings on the primary credit facility of Oaktree Capital I and its co-borrowers. Oaktree Capital I is jointly and severally liable, along with its co-obligors for outstanding borrowings on the subordinated credit facility. The Company’s financial statements generally would not reflect debt obligations, interest expense or related liabilities associated with the subordinated credit facility until such time as Oaktree Capital I (while it was still a consolidated subsidiary of the Company) directly borrows from it. In March 2022, this credit facility was amended to extend the revolving credit maturity date from May 19, 2023 to September 14, 2026. On October 6, 2023, an amendment was signed to further extend the maturity date to October 6, 2028 and change the interest rate to the SOFR plus 1.6% or an alternative base rate plus 0.5%. The amendment also provided that the maturity date will automatically extend annually in one-year increments until the lenders notify the borrowers of their intention to terminate the subordinated credit facility.

On November 4, 2021, OCM entered into a note and guaranty agreement with certain accredited investors pursuant to which OCM agreed to issue and sell to such investors $200 million aggregate principal amount of its 3.06% Senior Notes due January 12, 2037. These notes are guaranteed by Oaktree Capital I, a consolidated subsidiary of the Company prior to the 2024 Restructuring, along with Oaktree Capital II and Oaktree AIF, as co-obligors. The offering closed on January 12, 2022 and OCM received proceeds of $200 million on the closing date. As OCM is the issuer of such notes, the outstanding principal and interest payments guaranteed by Oaktree Capital I were not included in the Company’s financial statements as no event of default has occurred.

Oaktree’s bank credit facility was amended on September 14, 2021 to among other things, (i) extend the maturity date from December 13, 2024 to September 14, 2026, (ii) modify the assets under management covenant threshold from $65 billion of assets under management to $57.5 billion of management-fee generating assets under management and (iii) increase the maximum leverage ratio to 4.00 to 1.00. Oaktree’s credit facility was further amended on December 15, 2022 to among other things, extend the maturity date from September 14, 2026 to December 15, 2027 with the potential to extend the maturity for up to two additional years, and implemented language consistent with U.S. syndicated loan market practice to use an adjusted forward-looking term rate based on the SOFR, as a replacement for the London Interbank Offered Rate. Based on the current credit ratings of OCM, the interest rate on borrowings is the term SOFR reference rate plus 1.10% per annum and the commitment fee on the unused portions of the revolving credit facility is 0.10% per annum. The term SOFR reference rate is determined by the tenor of the borrowings and set by the CME Group Benchmark Administration Limited (CBA). The credit agreement contains customary financial covenants and restrictions, including ones regarding a maximum leverage ratio and a minimum required level of assets under management (as defined in the credit agreement, as amended above). As of September 30, 2024, the revolving credit facility was no longer included in the consolidated financial statements of the Company because Oaktree Capital I was deconsolidated as a result of the 2024 Restructuring.
The fair value of the Company’s debt obligations, which are carried at amortized cost, is a Level III valuation that is estimated based on a discounted cash-flow calculation using estimated rates that would be offered to Oaktree for debt of similar terms and maturities. The fair value of these debt obligations, gross of debt issuance costs, was $0.0 million and $175.9 million as of September 30, 2024 and December 31, 2023, respectively, utilizing average borrowing rates of 4.9% as of December 31, 2023.
OCM and the Company were in compliance with all financial maintenance covenants associated with its senior notes and bank credit facility as of December 31, 2023. As of December 31, 2023, Oaktree Capital I is jointly and severally liable, along with its co-obligors, for the debt obligations listed below. As of September 30, 2024, Oaktree Capital I is no longer consolidated in the Company’s consolidated financial statements. The Company’s maximum exposure to Oaktree Capital I’s debt obligations is set forth below:

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2024
($ in thousands, except where noted)

	As of
	September 30, 2024	December 31, 2023
Senior unsecured notes
$50,000, 3.91%, issued in September 2014, payable on September 3, 2024	$—	$50,000
$100,000, 4.01%, issued in September 2014, payable on September 3, 2026	—	100,000
$100,000, 4.21%, issued in September 2014, payable on September 3, 2029	—	100,000
$100,000, 3.69%, issued in July 2016, payable on July 12, 2031	—	100,000
$250,000, 3.78%, issued in December 2017, payable on December 18, 2032	—	250,000
$200,000, 3.64%, issued in July 2020, payable on July 22, 2030	—	200,000
$50,000, 3.84%, issued in July 2020, payable on July 22, 2035	—	50,000
$200,000, 3.06%, issued in January 2022, payable on January 12, 2037	—	200,000
Total remaining principal	$—	$1,050,000
Following the 2024 Restructuring, with the deconsolidation of Oaktree Capital I, BOH no longer reports debt obligations and related guarantees of Oaktree Capital I effective July 1, 2024.
Debt Obligations of the Consolidated Funds
Certain consolidated funds may maintain revolving credit facilities that are secured by the assets of the fund or may issue senior variable rate notes to fund investments on a longer term basis, generally up to ten years. The obligations of the consolidated funds are nonrecourse to the Company.
The consolidated funds had the following debt obligations outstanding:

	Outstanding Amount as of		Key terms as of September 30, 2024
Credit Agreement	September 30, 2024	December 31, 2023	Facility Capacity	Effective Interest Rate	Weighted Average Remaining Maturity (years)	Commitment Fee Rate	L/C Fee
Revolving credit facilities (1)	$1,461,065	$951,950	$1,684,547	7.16%	0.74	0.25%	2.22%
Less: Debt issuance costs	(6,461)	(6,155)
Total debt obligations, net (2)	$1,454,604	$945,795

(1)    The credit facility capacity is calculated on a pro rata basis using fund commitments as of September 30, 2024.
(2)    Debt issuance costs are included in other assets as of September 30, 2024 and December 31, 2023.
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
Following the 2024 Restructuring, with the deconsolidation of Oaktree Capital I, which acts as or controls the general partner of certain Oaktree funds and which holds a majority of Oaktree’s investments in its funds, the debt obligations of the funds consolidated by Oaktree Capital I are accounted for as part of the equity investment in Oaktree Capital I.

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2024
($ in thousands, except where noted)
9. NON-CONTROLLING REDEEMABLE INTERESTS IN CONSOLIDATED FUNDS
The following table sets forth a summary of changes in the non-controlling redeemable interests in the consolidated funds. Dividends reinvested and in-kind contributions or distributions are non-cash in nature and have been presented on a gross basis in the table below.

	Nine months ended September 30,
	2024	2023

Beginning balance	$3,336,548	$2,182,414
Deconsolidation of funds	(500,020)	—
Contributions	269,994	1,167,818
Distributions	(397,474)	(78,182)
Net income	336,844	141,414
Change in distributions payable	—	(33)
Foreign currency translation and other, net	(1,005)	(29)
Ending balance	$3,044,887	$3,413,402
As a result of the deconsolidation of Oaktree Capital I and its consolidated subsidiaries due to the 2024 Restructuring effective July 1, 2024, non-controlling redeemable interests in consolidated funds decreased by $334.1 million at July 1, 2024.
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
As of September 30, 2024 and December 31, 2023, OCGH units represented 43,771,190 of the total 160,144,424 Oaktree Operating Group units and 50,915,764 of the total 160,114,755 Oaktree Operating Group units, respectively.
Based on total allocable capital of $0 and $1,058,126 as of September 30, 2024 and December 31, 2023, respectively, the OCGH non-controlling interest was $0 and $333,195. As of September 30, 2024 and December 31, 2023, there were no non-controlling interests attributable to third parties.
Following the 2024 Restructuring, any related equity interests and non-controlling interests in Oaktree
Capital I will no longer be reflected as part of the Company’s unitholders’ capital.
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
September 30, 2024
($ in thousands, except where noted)
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
The following table sets forth a summary of net income attributable to the preferred unitholders, the OCGH and other non-controlling interests and the Class A common unitholders:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Weighted average Oaktree Operating Group units outstanding (in thousands):
OCGH and other non-controlling interests	47,450	54,690	50,041	56,851
Class A unitholders	112,694	105,416	110,091	103,244
Total weighted average units outstanding	160,144	160,106	160,132	160,095

Oaktree Capital I net income:
Net income attributable to preferred unitholders (1)	$6,829	$6,829	$20,487	$20,487
Net income (loss) attributable to OCGH and other non-controlling interests	7,121	9,198	68,786	14,943
Net income (loss) attributable to BOH Class A unitholders	14,188	17,578	99,830	26,093
Oaktree Capital I net income (loss)	$28,138	$33,605	$189,103	$61,523
Net income (loss) attributable to BOH Class A unitholders:
Oaktree Capital I net income (loss) attributable to BOH Class A unitholders	$14,188	$17,578	$99,830	$26,093
Non-Operating Group income (expense)	22,574	7,526	51,692	31,605
Net income (loss) attributable to BOH Class A unitholders	$36,762	$25,104	$151,522	$57,698

(1)    Represents distributions declared, if any, on the preferred units.

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2024
($ in thousands, except where noted)
The change in the Company’s ownership interest in the Oaktree Operating Group is set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Net income attributable to BOH Class A unitholders	$36,762	$25,104	$151,522	$57,698
Equity reallocation between controlling and non-controlling interests	—	1,402	33,948	36,484
Change from net income attributable to BOH Class A unitholders and transfers from non-controlling interests	$36,762	$26,506	$185,470	$94,182
Please see notes 9, 10 and 11 for additional information regarding transactions that impacted unitholders’ capital.
11. EARNINGS PER UNIT
The computation of net income (loss) per Class A unit is set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands, except per unit amounts)
Net income per Class A unit (basic and diluted):
Net income attributable to BOH Class A unitholders	$36,762	$25,104	$151,522	$57,698
Weighted average number of Class A units outstanding (basic and diluted)	112,694	109,199	110,091	107,047
Basic and diluted net income (net of tax) per Class A unit	$0.33	$0.23	$1.38	$0.54
OCGH units are not exchangeable into Class A units. As the restrictions set forth in the then-current exchange agreement were in place for each applicable reporting period, OCGH units were not included in the computation of diluted earnings per unit for the three and nine months ended September 30, 2024 and 2023.
As a result of the 2024 Restructuring, earnings attributable to Oaktree Capital I are reflected in the Company's investment income for periods beginning in the third quarter of 2024.
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
September 30, 2024
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
Subsequent to the 2024 Restructuring, the Company no longer earns incentive income as a result of the deconsolidation of Oaktree Capital I. The Company’s proportionate share of incentive income earned by Oaktree Capital I is included as a component of investment income.
As of December 31, 2023, the aggregate of such amounts recorded at the fund level in excess of incentive income recognized by the Company was $1.8 billion, for which related direct incentive income compensation expense was estimated to be $739.1 million.
Commitments to Funds
As of September 30, 2024, the Company had undrawn capital commitments of $112.5 million in its capacity as a limited partner in Opps XI and undrawn commitments of $712.5 million in its capacity as a limited partner in Opps XII (Opps XI and Opps XII as defined in note 14).
As of December 31, 2023, the Company, generally in its capacity as general partner through Oaktree Capital I had undrawn capital commitments of $349.9 million including commitments to both unconsolidated and consolidated funds.
Investment Commitments of the Consolidated Funds
Certain of the consolidated funds are parties to credit arrangements that provide for the issuance of letters of credit and/or revolving loans, which may require the particular fund to extend loans to investee companies. The consolidated funds use the same investment criteria in making these commitments as they do for investments that are included in the condensed consolidated statements of financial condition. The unfunded liability associated with these credit arrangements is equal to the amount by which the contractual loan commitment exceeds the sum of funded debt and cash held in escrow, if any. As of September 30, 2024 and December 31, 2023, the consolidated funds had no potential aggregate commitments.
A consolidated fund may agree to guarantee the repayment obligations of certain investee companies. As of September 30, 2024 and December 31, 2023, there were no guaranteed amounts under such arrangements.
Certain consolidated funds are investment companies that are required to disclose financial support provided or contractually required to be provided to any of their portfolio companies. During the nine months ended September 30, 2024 and 2023, the consolidated funds did not provide any financial support to portfolio companies.

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2024
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

	As of
	September 30, 2024	December 31, 2023
Due from affiliates:
Loans to affiliates	$—	$25,996
Incentive income due from unconsolidated funds and affiliates	—	202,052
Payments made on behalf of unconsolidated entities	227	4,437
Total due from affiliates	$227	$232,485
Due to affiliates:
Loans from affiliates	$—	$47,909
Amounts due to unconsolidated entities	200	14,850
Total due to affiliates	$200	$62,759
Loans To/ From Affiliates
Loans primarily consist of interest-bearing loans made to affiliates.
On May 7, 2021, the Company, through its then-consolidated subsidiary Oaktree Capital I, entered into two revolving line of credit notes with OCM, one as a borrower and the other as a lender. Both revolving line of credit notes allowed for outstanding principal amounts not to exceed $250.0 million and matured on May 7, 2024. On February 17, 2023, the revolving line of credit notes were replaced with an intercompany loan agreement with a maturity of February 17, 2026.
As of December 31, 2023, OCM had borrowed $26.0 million from the Company through Oaktree Capital I, which was included in due from affiliates, and generated $201.2 thousand of interest income for the three and nine months ended September 30, 2023. As of December 31, 2023, the Company through Oaktree Capital I has borrowed $48.0 million from OCM, which was included in due to affiliates, and incurred $136.7 thousand and $305.7 thousand of interest expense for the three and nine months ended September 30, 2023, respectively.
Subsequent to the 2024 Restructuring, due to the deconsolidation of Oaktree Capital I, the balances on the intercompany loan and interest income will no longer be reflected as a related party transaction with the Company.

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2024
($ in thousands, except where noted)
Payments made on behalf of unconsolidated entities
In the normal course of business, the Company advances certain expenses on behalf of Oaktree funds. Amounts advanced on behalf of consolidated funds are eliminated in consolidation. In addition, prior to the 2024 Restructuring, the Company recognized distributions and proceeds from corporate investments in Oaktree funds for which it serves as general partner, and other third-party managed funds and companies as receivables when certain criteria is met.
Revenues Earned From Oaktree Funds
Incentive income earned from unconsolidated funds totaled $0 and $117.5 million for the three and nine months ended September 30, 2024, respectively. Subsequent to the 2024 Restructuring, incentive income is no longer recognized by the Company due to the deconsolidation of Oaktree Capital I. The Company’s proportionate share of incentive income earned by Oaktree Capital I is included as a component of investment income.
Incentive income earned from unconsolidated Oaktree funds totaled $2.1 million and $61.5 million for the three and nine months ended September 30, 2023, respectively.
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
On an annual basis the Company reimburses OCM $750,000 of the costs incurred for providing these administrative services. This reimbursement is payable quarterly, in equal installments, and relates to the Company’s allocable portion of overhead and other expenses (facilities and personnel) incurred by OCM in performing its obligations under the Services Agreement. This amount includes the Company’s allocable portion of (i) the rent of the Company’s principal executive offices (which are located in a building owned by a Brookfield affiliate) at market rates and (ii) the costs of compensation and related expenses of various personnel at Oaktree that perform duties for the Company. The Services Agreement may be terminated by either party without penalty upon 90 days’ written notice to the other.
For the three and nine months ended September 30, 2024 and 2023, the Company incurred administrative services expense of $0.2 million and $0.6 million, respectively.
Subordinated Credit Facility

Oaktree Capital I, along with certain other Oaktree Operating Group members as co-borrowers, are parties to a credit agreement with a subsidiary of Brookfield that provides for a subordinated credit facility. The subordinated

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2024
($ in thousands, except where noted)
credit facility has a revolving loan commitment of $250 million and borrowings generally bear interest at a spread to either LIBOR or an alternative base rate. Borrowings on the subordinated credit facility are subordinate to the outstanding debt obligations and borrowings on the primary credit facility of Oaktree Capital I and its co-borrowers as detailed in note 8. Oaktree Capital I is jointly and severally liable, along with its co-obligors, for outstanding borrowings on the subordinated credit facility. As set forth in note 8, the Company’s financial statements have not reflected debt obligations, interest expense or related liabilities associated with Oaktree Capital I as Oaktree Capital I (while it was still a consolidated subsidiary of the Company) has not directly borrowed from the subordinated credit facility. In March 2022, this credit facility was amended to extend the revolving credit maturity date from May 19, 2023 to September 14, 2026. On October 6, 2023, an amendment was signed to further extend the maturity date to October 6, 2028, and change the interest rate to SOFR plus 1.6% or an alternative base rate plus 0.5%. The amendment also provided that the maturity date will automatically extend annually in one-year increments until the lenders notify the borrowers of their intention to terminate the subordinated credit facility.

Subsequent to the 2024 Restructuring, due to the deconsolidation of Oaktree Capital I, the subordinated credit facility will no longer be reflected as a related party transaction with the Company.

Investment in Oaktree Opportunities Fund XI

The Company has subscribed for a limited partner interest in, and made a capital commitment of, $750.0 million to Oaktree Opportunities Fund XI, L.P., a parallel investment vehicle thereof or a feeder fund in respect of one of the foregoing (such limited partner interest, the “Opps XI Investment” and such fund entities collectively, “Opps XI”). In order to make the Opps XI Investment, the Company’s sole Class A unitholder, or one of its affiliates, will contribute cash as a capital contribution (the “Opps XI Investment Cash”) as and to the extent required to satisfy the Company’s obligations to Opps XI. The Company will use the Opps XI Investment Cash solely to fund the Opps XI Investment and satisfy its obligations in respect of Opps XI and distributions from the Opps XI Investment are intended solely for the benefit of the Class A unitholder, subject to applicable law. The Company’s preferred unitholders should not rely on distributions received by the Company in respect of the Company’s Opps XI Investment for payment of dividends or redemption of the preferred units. During the nine months ended September 30, 2024, the Company did not fund any of its capital commitment. As of September 30, 2024, the Company has funded in the aggregate $637.5 million of the $750.0 million capital commitment.

Investment in Oaktree Opportunities Fund XII

On May 22, 2023, the Company subscribed for a limited partner interest in, and made a capital commitment of, $750 million to Oaktree Opportunities Fund XII, L.P., a parallel investment vehicle thereof or a feeder fund in respect of one of the foregoing (such limited partner interest, the “Opps XII Investment” and such fund entities collectively, “Opps XII”). In order to make the Opps XII Investment, the Company’s sole Class A unitholder, or one of its affiliates, will contribute cash as a capital contribution (the “Opps XII Investment Cash”) as and to the extent required to satisfy the Company’s obligations to Opps XII. The Company will use the Opps XII Investment Cash solely to fund the Opps XII Investment and satisfy its obligations in respect of Opps XII and distributions from the Opps XII Investment are intended solely for the benefit of the Class A unitholder, subject to applicable law. The Company’s preferred unitholders should not rely on distributions received by the Company in respect of the Company’s Opps XII Investment for payment of distributions on or redemption of the preferred units. During the nine months ended September 30, 2024, the Company funded $37.5 million of its capital commitment. As of September 30, 2024, the Company has funded in the aggregate $37.5 million of the $750.0 million capital commitment.

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
September 30, 2024
($ in thousands, except where noted)
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

As of September 30, 2024, the carrying value of NTR included in corporate investments was $304.3 million.

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

SPV Credit Facility

In March 2024, BOH transferred a portion of its indirect interest in Opps XI to newly formed special purpose subsidiary (“SPV I”) and pledged its ownership interest in SPV I as collateral for a non-recourse credit facility of an affiliate. In June 2024, BOH transferred an additional portion of its indirect interest in Opps XI to a newly formed special purpose subsidiary (“SPV II”) and pledged its ownership interest in SPV II as collateral for a second non-recourse credit facility of the affiliate. While the outstanding borrowings on the facilities are the obligations of the affiliate, the co-borrowers, including SPV I and SPV II, have joint and several liability under the credit facilities in the event of default and are required to comply with certain covenants. As of September 30, 2024, BOH’s potential exposure under these arrangements is limited to the carrying value of its pledged interests in SPV I and SPV II of $149.7 million and $256.3 million, respectively.

Effect of the 2024 Restructuring
As a result of the 2024 Restructuring, the Company no longer consolidates Oaktree Capital I. The Company will continue to disclose the Services Agreement between BOH and OCM, and Brookfield’s investments in Oaktree Opportunities Fund XI, L.P. and Oaktree Opportunities Fund XII, L.P. and investment in Brookfield REIT.

15. SEGMENT REPORTING
Management uses a consolidated approach to assess performance and allocate resources. As such, the Company’s business operates as a single operating segment.
16. SUBSEQUENT EVENTS
Class A Unit Distribution
    A distribution of $0.79 per Class A unit was paid on November 8, 2024 to holders of record at the close of business on November 1, 2024.

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2024
($ in thousands, except where noted)
Preferred Unit Distributions
    A distribution of $0.414063 per Series A preferred unit will be paid on December 16, 2024 to Series A preferred unitholders of record at the close of business on December 1, 2024.
    A distribution of $0.409375 per Series B preferred unit will be paid on December 16, 2024 to Series B preferred unitholders of record at the close of business on December 1, 2024.

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
Business Overview
Brookfield Oaktree Holdings, LLC holds Credit, Real Estate and Private Equity investments managed by leading alternative asset management firms Oaktree Capital Management, L.P. and Brookfield Asset Management Ltd. The Company both directly invests in funds and has indirect exposure through its 72% economic interest in Oaktree Capital I, which acts as or controls the general partner of certain Oaktree funds and which holds a majority of Oaktree’s investments in its funds.
Brookfield Oaktree Holdings, LLC is a Delaware limited liability company that was formed on April 13, 2007 under the name of Oaktree Capital Group, LLC. The Company’s ownership and operational structure through September 30, 2024 are the result of certain mergers and restructurings. The Company’s holdings and operations currently primarily represent (i) Brookfield’s limited partner investments in certain of Oaktree’s flagship opportunistic funds, (ii) the Company’s approximately 72% economic interest in Oaktree Capital I, which acts as or controls the general partner of certain Oaktree funds and which holds a majority of Oaktree’s investments in its funds, (iii) Brookfield’s indirect ownership in Brookfield Real Estate Income Trust Inc. (“Brookfield REIT”), and (iv) the Series A and Series B preferred units listed on the NYSE.
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
The results of the Company are largely driven by the performance of certain funds and other investments held directly or indirectly by Oaktree Capital I, which is one of the key operating entities of Oaktree, and managed by Oaktree. The distributions to preferred unitholders of the Series A and Series B preferred units listed on the NYSE are generally serviced by the distributions from Oaktree Capital I, and payments to the preferred unitholders must be satisfied prior to declaration of any distributions to Class A or Class B unitholders, subject to the terms of the
Series A and Series B preferred units and certain limitations and exceptions set forth therein.
OCM provides certain administrative and other services relating to the operations of the Company’s business pursuant to the Services Agreement between the Company and OCM.
Business Environment and Developments
The Company, Brookfield and Oaktree are affected by a wide range of factors, including the condition of the global economy and financial markets; the relative attractiveness of Brookfield and Oaktree’s investment strategies and investors’ demand for them; and regulatory or other governmental policies or actions. Global economic conditions can significantly impact the values of fund investments and the ability to make new investments or sell existing investments for these funds. Historically, however, Brookfield and Oaktree’s diversified nature, of both investment strategies and revenue mix, has generally allowed them to benefit from both strong and weak economic environments. Weak economies and the declining financial markets that typically accompany them tend to dampen revenues from asset-based management fees, investment realizations or price appreciation, but their prospect can present opportunities to raise relatively larger amounts of capital for certain strategies, especially opportunistic credit. Additionally, weak financial markets may also present more opportunities for funds to make investments at reduced prices. Conversely, strong financial markets generally increase the value of fund investments, which typically create favorable exit opportunities that enhance the prospect for incentive income and fund-related realized investment income proceeds for Oaktree and us.
The ongoing Russia-Ukraine conflict, including global sanctions imposed on Russia, and conflict in the Middle East, create continued uncertainty and volatility in the global financial markets and economy and, as a result, may adversely impact Brookfield’s and Oaktree’s businesses and their funds’ and their respective portfolio companies’

business. As of the date of this filing, we are not aware of any material risk to the stability of our condensed consolidated financial statements caused by the Russia-Ukraine conflict or the conflict in the Middle East or the materiality of any effect such uncertainties may have on our business and operations.
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
As a result of the 2024 Restructuring, effected to facilitate the change of the general partner of Oaktree Capital I, the Company no longer controls Oaktree Capital I. Therefore, Oaktree Capital I was deconsolidated as of July 1, 2024. As such, certain Oaktree funds and CLOs which were consolidated by Oaktree Capital I are no longer consolidated by the Company. The Company continues to consolidate the respective vehicles through which interests are held in Oaktree Opportunities Fund XI, L.P. and Oaktree Opportunities Fund XII, L.P. as the Company remains the primary beneficiary.
Revenues
We earn interest and dividend income which is primarily earned by our consolidated funds from their investment holdings.
Historically, we had the potential to earn incentive income from many of the closed-end funds and certain evergreen funds managed by Oaktree in Oaktree Capital I’s capacity as the general partner of those funds. These closed-end funds generally provide that we receive incentive income only after we have returned to our investors all of their contributed capital plus an annual preferred return, typically 8%. Once this occurs, we generally receive as incentive income 80% of all distributions otherwise attributable to our investors, and those investors receive the remaining 20% until we have received, as incentive income, 20% of all such distributions in excess of the contributed capital from the inception of the fund. Thereafter, all such future distributions attributable to our investors are distributed 80% to those investors and 20% to us as incentive income. As a result of the 2022 Restructuring, we were generally only entitled to earn one-third of the incentive income attributable to Oaktree Capital I in respect of our closed-end funds established in 2022 or later and in respect of incentive income from our evergreen funds earned subsequent to January 1, 2023. We were generally earning 100% of the incentive income attributable to Oaktree Capital I in respect of our closed-end funds established prior to 2022. Subsequent to the 2024 Restructuring, the Company no longer earns incentive income as a result of the deconsolidation of Oaktree Capital I. Rather the economics resulting from Oaktree Capital I’s right to earn incentive income are reflected in the Company’s results through investment income earned from the Company’s approximately 72% equity method investment in Oaktree Capital I.

We earn revenue from investment income, which represents our pro-rata share of income or loss from our investments. Historically, investment income was generally from Oaktree Capital I’s capacity as general partner in Oaktree funds and as an investor in our CLOs and third-party managed funds and companies. Subsequent to the 2024 Restructuring, we no longer earn investment income from the direct fund-related holdings of
Oaktree Capital I. Rather the economics resulting from Oaktree Capital I’s investments are reflected in the Company’s investment income earned from the Company’s approximately 72% equity method investment in Oaktree Capital I.

Our consolidated revenues reflect the elimination of all revenues, if any, related to funds that are consolidated by the Company.
Please see “Business—Structure and Operation of Our Business—Structure of Funds” in our annual report for a detailed discussion of the structure of Oaktree funds.

Expenses
Compensation, General and Administrative Expenses
Compensation has historically primarily reflected compensation expense directly related to incentive income, which generally consists of percentage interests (sometimes referred to as “points” or an allocation of shares received upon the completion of a successful SPAC merger) that are granted to Oaktree investment professionals associated with the particular fund or SPAC that generated the incentive income, and secondarily, compensation directly related to investment income. There was no fixed percentage for the incentive income-related portion of this compensation, either by fund, SPAC or strategy. The percentage that consolidated incentive compensation expense represented of the particular period’s consolidated incentive income may not have been meaningful because incentive income from consolidated funds or SPACs was eliminated in consolidation, whereas no incentive income compensation expense was eliminated in consolidation.
Subsequent to the 2024 Restructuring, the Company no longer earns incentive income as a result of the deconsolidation of Oaktree Capital I, and therefore will no longer record incentive compensation expense. Compensation and benefits following the 2024 Restructuring primarily reflects compensation to the Company’s board of directors.
Subsequent to the 2022 Restructuring, general and administrative expenses generally includes costs related to outside auditors, tax professionals, derivative and hedging activity, and other general items related directly to the Company’s operations. Subsequent to the 2024 Restructuring and deconsolidation of Oaktree Capital I, the Company no longer directly incurs costs related to derivative and hedging activity.
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
As a result of the 2024 Restructuring, the Company deconsolidated Oaktree Capital I as of July 1, 2024. As such, certain Oaktree funds and CLOs which were consolidated by Oaktree Capital I are no longer consolidated by the Company. The Company continues to consolidate the respective vehicles through which interests are held in Oaktree Opportunities Fund XI, L.P. and Oaktree Opportunities Fund XII, L.P. as the Company remains the primary beneficiary.
Interest Expense
Interest expense has historically primarily reflected the interest expense of the consolidated funds, as well as the interest expense of Oaktree and its operating subsidiaries. Subsequent to the 2022 Restructuring, our financial statements reflect debt obligations, interest expense or related liabilities associated with our operating subsidiary when Oaktree Capital I directly borrows under Oaktree’s credit agreements, issues private placement notes or enters into another debt arrangement. Subsequent to the 2024 Restructuring, as a result of the deconsolidation of Oaktree Capital I, the Company no longer records interest expense for debt obligations of Oaktree Capital I or funds that were consolidated due to interests held by Oaktree Capital I.
Other Income (Loss)
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
•Net Income Attributable to Non-controlling Interests in Consolidated Funds. This category represents the economic interests of the unaffiliated investors in the consolidated funds, as well as the equity interests held by third-party investors in CLOs that had not yet priced as of the respective period end. The net income of these interests is primarily driven by the investment performance of the consolidated funds. In comparison to net income, this measure excludes our operating results and other items solely attributable to the Company. Following the 2024 Restructuring, with the deconsolidation of Oaktree Capital I, which acts as or controls the general partner of certain Oaktree funds and which holds a majority of Oaktree’s investments in its funds, the funds consolidated by Oaktree Capital I are accounted for as part of the equity investment in Oaktree Capital I; and,

•Net Income Attributable to Non-controlling Interests in Consolidated Subsidiaries. This category primarily represents the economic interest in the Oaktree Operating Group owned by OCGH and OEP (“OCGH and other non-controlling interest”), as well as the economic interest in certain consolidated subsidiaries held by third parties. Subsequent to the 2022 Restructuring, this category includes only the OCGH and other non-controlling interest in Oaktree Capital I. The OCGH and other non-controlling interest is determined at the Oaktree Operating Group level based on the weighted average proportionate share of Oaktree Operating Group units held by OCGH and other unitholders. Inasmuch as the number of outstanding Oaktree Operating Group units corresponds with the total number of outstanding Class A, OCGH and OEP units, changes in the economic interest held by the OCGH and other unitholders are driven by our additional issuances of Class A, OCGH and OEP units, as well as repurchases and forfeitures of, and exchanges between, Class A, OCGH and OEP units. Certain of our expenses, such as income tax and related administrative expenses of Brookfield Oaktree Holdings, LLC and the holding companies through which we hold interests in Oaktree Capital I, are solely attributable to the Class A unitholders. Please see note 10 to our condensed consolidated financial statements included elsewhere in this quarterly report for additional information on the economic interest in the Oaktree Operating Group owned by OCGH. Subsequent to the 2024 Restructuring, we no longer reflect the economic interest owned by OCGH and OEP.
Net Income Attributable to Preferred Unitholders
This category represents distributions declared, if any, on our preferred units. Please see note 10 to our condensed consolidated financial statements for more information.

GAAP Consolidated Results of Operations
The following table sets forth our unaudited condensed consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands, except per unit data)
Revenues:
Interest and dividend income	$115,041	$86,947	$372,817	$246,842
Incentive income	—	5	117,529	61,478
Investment income (loss)	25,279	25,497	60,033	35,378
Total revenues	140,320	112,449	550,379	343,698
Expenses:
Compensation and benefits	(266)	(247)	(737)	(423)
Incentive income compensation	—	(293)	(22,168)	(57,337)
General and administrative	(398)	(1,531)	(2,712)	(3,634)
Consolidated fund expenses	(19,642)	(14,911)	(64,303)	(42,235)
Interest expense	(21,630)	(5,919)	(72,785)	(34,629)
Total expenses	(41,936)	(22,901)	(162,705)	(138,258)
Other income (loss):
Net realized gain on consolidated funds’ investments	32,533	14,051	35,614	76,432
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	52,467	(9,359)	147,646	(47,330)
Total other income	85,000	4,692	183,260	29,102
Net income	183,384	94,240	570,934	234,542
Less:
Net income attributable to non-controlling interests in consolidated funds	(139,377)	(53,109)	(336,844)	(141,414)
Net (income) loss attributable to non-controlling interests in consolidated subsidiaries	(416)	(9,198)	(62,081)	(14,943)
Net income attributable to Brookfield Oaktree Holdings, LLC	43,591	31,933	172,009	78,185
Net income attributable to preferred unitholders	(6,829)	(6,829)	(20,487)	(20,487)
Net income (loss) attributable to Brookfield Oaktree Holdings, LLC Class A unitholders	$36,762	$25,104	$151,522	$57,698

Distributions declared per Class A unit	$0.65	$0.09	$2.05	$0.92
Net income (loss) per Class A unit (basic and diluted):
Net income (loss) per Class A unit	$0.33	$0.23	$1.38	$0.54
Weighted average number of Class A units outstanding	112,694	109,199	110,091	107,047

Third Quarter Ended September 30, 2024 Compared to the Third Quarter Ended September 30, 2023
Revenues
Interest and Dividend Income
Interest and dividend income increased $28.1 million, or 32.3%, to $115.0 million for the third quarter of 2024, from $86.9 million for the third quarter of 2023. The increase was primarily attributable to increases in income from our investments in Opps XI and Opps XII, partially offset by the decrease in income due to deconsolidation of Oaktree Capital I as a result of the 2024 Restructuring.
Incentive Income
Subsequent to the 2024 Restructuring, we no longer earn incentive income due to the deconsolidation of Oaktree Capital I.
Investment Income
Investment income decreased $0.2 million, or 0.8%, to $25.3 million for the third quarter of 2024, from $25.5 million for the third quarter of 2023. The decrease was primarily due to the deconsolidation of Oaktree Capital I and its consolidated funds as a result of the 2024 Restructuring, partially offset by the income from the equity investment in Oaktree Capital I subsequent to the 2024 Restructuring.
Expenses
Incentive Income Compensation
Subsequent to the 2024 Restructuring, we no longer incur incentive income compensation expense due to the deconsolidation of Oaktree Capital I.
General and Administrative
General and administrative expense decreased $1.1 million, or 73.3%, to $0.4 million for the third quarter of 2024, from $1.5 million for the third quarter of 2023, primarily reflecting the deconsolidation of Oaktree Capital I subsequent to the 2024 Restructuring.

Consolidated Fund Expenses
Consolidated fund expenses increased $4.7 million, or 31.5%, to $19.6 million for the third quarter of 2024, from $14.9 million for the third quarter of 2023. The increase is primarily due to the general costs incurred by Opps XII, which was consolidated beginning the fourth quarter of 2023, partially offset by the decrease due to deconsolidation of Oaktree Capital I’s consolidated funds as a result of the 2024 Restructuring.
Interest Expense
Interest expense increased $15.7 million, or 266.1%, to $21.6 million for the third quarter of 2024, from $5.9 million for the third quarter of 2023. The increase is primarily due to interest on debt outstanding at Opps XII which was not consolidated in the third quarter of 2023.
Other Income (Loss)
Net Realized Gain (Loss) on Consolidated Funds’ Investments
Net realized gain (loss) on consolidated funds’ investments increased $18.4 million, from a gain of $14.1 million for the third quarter of 2023 to a gain of $32.5 million for the third quarter of 2024. The net realized gain during the third quarter of 2024 reflects our consolidated funds’ performance on investments sold and the increase is primarily due to Opps XI.
Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments increased $61.9 million, to a gain of $52.5 million for the third quarter of 2024, from a loss of $9.4 million for the third quarter of 2023. Excluding the impact of the reversal of net realized gain (loss) on consolidated funds’ investments, the net change in unrealized appreciation (depreciation) on consolidated funds’ investments increased $80.3 million, to a net gain of

$85.0 million for the third quarter of 2024, from a net gain of $4.7 million for the third quarter of 2023, primarily resulting from our investments in Opps XI and Opps XII.
Net Income Attributable to Non-controlling Interests in Consolidated Funds
Net income attributable to non-controlling interests in consolidated funds increased $86.3 million, to $139.4 million for the third quarter of 2024, from $53.1 million for the third quarter of 2023. The increase reflected our consolidated funds’ performance attributable to third-party investors in each period. These effects are described in more detail under “—Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments” above.
Net Income Attributable to Brookfield Oaktree Holdings, LLC Class A Unitholders
Net income attributable to Brookfield Oaktree Holdings, LLC Class A unitholders increased $11.7 million, or 46.6%, to $36.8 million for the third quarter of 2024, from $25.1 million for the third quarter of 2023, primarily reflecting improved realized and unrealized performance of our consolidated funds’ investments and higher interest and dividend income. These effects are described in more detail under “—Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments ” and “—Interest and Dividend Income” above.

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023
Revenues
Interest and Dividend Income
Interest and dividend income increased $126.0 million, or 51.1%, to $372.8 million for the first nine months of 2024, from $246.8 million for the first nine months of 2023. The increase was primarily attributable to increases in income from our investments in Opps XI and Opps XII partially offset by the decrease in income due to deconsolidation of Oaktree Capital I as a result of the 2024 Restructuring.
Incentive Income
Subsequent to the 2024 Restructuring, we no longer earn incentive income due to the deconsolidation of Oaktree Capital I.
Investment Income
Investment income increased $24.6 million, or 69.5%, to $60.0 million for the first nine months of 2024, from $35.4 million for the first nine months of 2023, primarily due to increases in the values of our Credit investments.
Expenses
Incentive Income Compensation
Subsequent to the 2024 Restructuring, we no longer incur incentive income compensation expense due to the deconsolidation of Oaktree Capital I.
General and Administrative
General and administrative expense decreased $0.9 million, or 25.0%, to $2.7 million for the first nine months of 2024, from $3.6 million for the first nine months of 2023, primarily reflecting the deconsolidation of Oaktree Capital I subsequent to the 2024 Restructuring.
Consolidated Fund Expenses
Consolidated fund expenses increased $22.1 million, or 52.4%, to $64.3 million for the first nine months of 2024, from $42.2 million for the first nine months of 2023. The increase is primarily due to the general costs incurred by Opps XII, which was consolidated beginning the fourth quarter of 2023, partially offset by the decrease due to deconsolidation of Oaktree Capital I consolidated funds as a result of the 2024 Restructuring.
Interest Expense
Interest expense increased $38.2 million, or 110.4%, to $72.8 million for the first nine months of 2024, from $34.6 million for the first nine months of 2023. The increase is primarily due to interest on debt outstanding at Opps XII, and the CLO equity fund, neither of which were consolidated in the first nine months of 2023, partially offset by a decrease in interest incurred by Opps XI due to a lower debt balance.
Other Income (Loss)
Net Realized Gain (Loss) on Consolidated Funds’ Investments
Net realized gain (loss) on consolidated funds’ investments decreased by $40.8 million, from a gain of $76.4 million for the first nine months of 2023 to a gain of $35.6 million for the first nine months of 2024. The net realized gain during the first nine months of 2024 reflects our consolidated funds’ performance on investments sold and the decline is primarily due to Opps XI and Opps XII.
Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
Net change in unrealized appreciation on consolidated funds’ investments increased $194.9 million, to an appreciation of $147.6 million for the first nine months of 2024, from a depreciation of $47.3 million for the first nine months of 2023. Excluding the impact of the reversal of net realized gain (loss) on consolidated funds’ investments, the net change in unrealized appreciation (depreciation) on consolidated funds’ investments increased $154.2 million, to a net gain of $183.3 million for the first nine months of 2024, from a net gain of $29.1 million for the first nine months of 2023, primarily resulting from our investment in Opps XI and Opps XII.
Net Income Attributable to Non-controlling Interests in Consolidated Funds
Net income attributable to non-controlling interests in consolidated funds increased $195.4 million, to $336.8 million for the first nine months of 2024, from $141.4 million for the first nine months of 2023. The increase reflected our consolidated funds’ performance attributable to third-party investors in each period. These effects are described in more detail under “—Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments” above.
Net Income Attributable to Brookfield Oaktree Holdings, LLC Class A Unitholders
Net income (loss) attributable to Brookfield Oaktree Holdings, LLC Class A unitholders increased $93.8 million, or 162.6%, to net income of $151.5 million for the first nine months of 2024, from net income of $57.7 million for the first nine months of 2023, primarily reflecting improved unrealized performance of our consolidated funds’ investments and higher interest and dividend income. These effects are described in more detail under “—Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments ” and “—Interest and Dividend Income” above.

GAAP Statement of Financial Condition (Unaudited)
We manage our financial condition without the consolidation of Oaktree and Brookfield funds. Since Oaktree’s founding, Oaktree and, by extension, we have managed our financial condition in a way that builds our capital base and maintains sufficient liquidity for known and anticipated uses of cash.
The following table presents our unaudited condensed consolidating statement of financial condition:

	As of September 30, 2024
	Oaktree and Operating Subsidiaries	Consolidated Funds	Eliminations	Consolidated
	(in thousands)
Assets:
Cash and cash-equivalents	$20,841	$—	$—	$20,841
Corporate investments	2,278,639	—	(824,871)	1,453,768
Receivables and other assets	14,848	—	—	14,848
Assets of consolidated funds	—	5,477,007	—	5,477,007
Total assets	$2,314,328	$5,477,007	$(824,871)	$6,966,464
Liabilities and Capital:
Liabilities:
Accounts payable and accrued expenses	$1,085	$—	$—	$1,085
Due to affiliates	200	—	—	200
Liabilities of consolidated funds	—	1,607,249	—	1,607,249
Total liabilities	1,285	1,607,249	—	1,608,534
Non-controlling redeemable interests in consolidated funds	—	—	3,044,887	3,044,887
Capital:
Capital attributable to BOH preferred unitholders	400,584	—	—	400,584
Capital attributable to BOH Class A unitholders	1,904,251	599,433	(599,433)	1,904,251
Non-controlling interest in consolidated subsidiaries	8,208	225,438	(225,438)	8,208
Non-controlling interest in consolidated funds	—	3,044,887	(3,044,887)	—
Total capital	2,313,043	3,869,758	(3,869,758)	2,313,043
Total liabilities and capital	$2,314,328	$5,477,007	$(824,871)	$6,966,464

Corporate Investments

	As of
	September 30, 2024	June 30, 2024	September 30, 2023
	(in thousands)
Oaktree funds:
Credit	$834,285	$1,925,544	$1,942,541
Private Equity	—	235,577	225,801
Real Assets	304,283	384,192	384,769
Listed Equities	—	30,416	43,993
Non-Oaktree	—	27,725	31,971
Total corporate investments – Before equity-method Investment in Oaktree Capital I	1,138,568	2,603,454	2,629,075
Equity-method Investment in Oaktree Capital I	1,140,072	—	—
Total corporate investments – Oaktree and operating subsidiaries	2,278,640	2,603,454	2,629,075
Eliminations	(824,872)	(1,159,958)	(1,121,591)
Total corporate investments – Consolidated	$1,453,768	$1,443,496	$1,507,484

Liquidity and Capital Resources

We manage our liquidity and capital requirements by focusing on our cash flows before the consolidation of Oaktree funds and the effect of normal changes in short-term assets and liabilities. Prior to the 2024 Restructuring, our primary cash flow activities on an unconsolidated basis involve (a) generating cash flow from operations, (b) generating realized income and return of principal from investment activities, including strategic investments in certain third parties, (c) funding capital commitments that we have made to Oaktree funds, (d) funding our growth initiatives, (e) distributing cash flow to our Class A unitholders and to OCGH and OEP, (f) borrowings, interest payments and repayments under credit agreements, our senior notes and other borrowing arrangements, and (g) issuances of, and distributions made on, our preferred units. Subsequent to the 2024 Restructuring, our primary cash flow activities on an unconsolidated basis involve (a) generating realized income and return of principal from investment activities, (b) funding capital commitments that we have made to Oaktree funds, (c) distributing cash flow to our Class A unitholders, (d) issuances of, and distributions made on, our preferred units, and (e) equity contribution from the investors of the Company to fulfill certain contractual capital commitments to its subsidiaries. As of September 30, 2024, the Company on an unconsolidated basis had $20.8 million of cash and cash-equivalents.

Ongoing sources of cash include distributions stemming from our equity method corporate investments. We primarily use distributions from our corporate investments to pay compensation and related expenses, service fees under the Services Agreement with OCM, and distributions. This same cash flow is also used to fund corporate investments. Subject to applicable law and certain consent rights contained in our operating agreement, pursuant to a covenant in our operating agreement Oaktree plans to cause its operating group entities to distribute, on a quarterly basis, at least 85% of its adjusted distributable earnings, as defined in our operating agreement, and we plan to distribute amounts we receive in respect of such distributions, less any tax and tax receivable obligations, to holders of our Class A units. Distributions from each Oaktree Operating Group entity may not be proportionate to its share of adjusted distributable earnings.

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
We have subscribed for a limited partner interest in, and made a capital commitment of, $750 million to Oaktree Opportunities Fund XI, L.P., a parallel investment vehicle thereof or a feeder fund in respect of one of the foregoing (such limited partner interest, the “Opps XI Investment” and such fund entities collectively, “Opps XI”). In order to fund the Opps XI Investment, our sole Class A unitholder, or one of its affiliates, will contribute cash as a capital contribution (the “Opps XI Investment Cash”) as and to the extent required to satisfy our obligations to Opps XI. We will use the Opps XI Investment Cash solely to fund the Opps XI Investment and satisfy our obligations in respect of Opps XI. Distributions from the Opps XI Investment are intended for the benefit of the Class A unitholder, subject to applicable law. Our preferred unitholders should not rely on distributions received by us in respect of the Company’s Opps XI Investment for payment of distributions on or redemption of the preferred units. As of

September 30, 2024, $637.5 million of the $750 million capital commitment was funded. $406.0 million of the investment interest was pledged as collateral for two non-recourse credit facilities of an affiliate. The potential exposure is limited to the pledged interests.
We have subscribed for a limited partner interest in, and made a capital commitment of, $750 million to Oaktree Opportunities Fund XII, L.P., a parallel investment vehicle thereof or a feeder fund in respect of one of the foregoing (such limited partner interest, the “Opps XII Investment” and such fund entities collectively, “Opps XII”). In order to fund the Opps XII Investment, our sole Class A unitholder, or one of its affiliates, will contribute cash as a capital contribution (the “Opps XII Investment Cash”) as and to the extent required to satisfy our obligations to Opps XII. We will use the Opps XII Investment Cash solely to fund the Opps XII Investment and satisfy our obligations in respect of Opps XII. Distributions from the Opps XII Investment are intended for the benefit of the Class A unitholder, subject to applicable law. Our preferred unitholders should not rely on distributions received by us in respect of the Company’s Opps XII Investment for payment of distributions on or redemption of the preferred units. As of September 30, 2024, the Company has funded in the aggregate $37.5 million of the $750.0 million capital commitment.
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
As of September 30, 2024, the carrying value of NTR included in corporate investments was $304.3 million.
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
Because our consolidated funds are either treated as investment companies for accounting purposes or represent CLOs whose primary operations are investing activities, their investing cash flow amounts are included in our cash flows from operations. We believe that we and each of the consolidated funds has sufficient access to cash to fund our and their respective operations in the near term. Subsequent to the 2022 Restructuring, the Company no longer consolidates CLOs whose direct ownership interests are held by OCM Cayman. As a result of the 2024 Restructuring, the Company no longer consolidates Oaktree Capital I, and the cash inflows and outflows related to Oaktree Capital I are now presented under the investing activities of BOH’s cash flow.
Significant amounts from our condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023 are discussed below.
Operating Activities
Operating activities used $508.6 million and $288.7 million of cash for the first nine months of 2024 and 2023, respectively. These amounts principally reflected net income (loss), purchases of securities, net of non-cash adjustments, and net realized and unrealized (gain) loss from consolidated fund investments in each of the respective periods as well as net purchases of securities of the consolidated funds.
Investing Activities
Investing activities used $44.3 million and $354.8 million of cash for the first nine months of 2024 and 2023, respectively. Corporate investments in funds and companies of $36.8 million and $451.7 million for the first nine months of 2024 and 2023, respectively, consisted of the following:

	Nine months ended September 30,
	2024	2023
	(in thousands)
Funds	$115,781	$720,001
Eliminated in consolidation	(79,025)	(268,336)
Total investments	$36,756	$451,665

Distributions and proceeds from corporate investments in funds and companies of $162.5 million and $96.9 million for the first nine months of 2024 and 2023, respectively, consisted of the following:

	Nine months ended September 30,
	2024	2023
	(in thousands)
Funds	$285,533	$127,764
Eliminated in consolidation	(123,043)	(30,856)
Total proceeds	$162,490	$96,908
Financing Activities
Financing activities provided $0.9 billion and $0.7 billion of cash for the first nine months of 2024 and 2023, respectively, and included: (a) net distributions to non-controlling interests of $127.8 million and net contributions from non-controlling interests of $1.1 billion; (b) distributions to unitholders of $314.3 million and $158.0 million; (c) net capital contributions of $37.2 million and $582.0 million; and (d) payments of debt issuance costs of $3.4 million and $0.1 million. Additionally, the first nine months of 2024 and 2023 included borrowings of $2.2 billion and $0.2 billion, respectively, and $0.9 billion and $1.0 billion of repayments, respectively, related to consolidated funds.

Future Sources and Uses of Liquidity
We expect to continue to make distributions to our preferred unitholders in accordance with their contractual terms and our Class A unitholders pursuant to our distribution policy for our common units as described in our operating agreement. In the future, subject to our operating agreement we may also issue additional units or debt and other equity securities with the objective of increasing our available capital. In addition, we may, from time to time, repurchase our preferred units in open market or privately negotiated purchases or otherwise, redeem our preferred units pursuant to the terms of their respective governing documents, or repurchase OCGH or OEP units. The distributions from our corporate investments, including the distributions from the equity investment in Oaktree Capital I, also provide the Company with ongoing cash inflow.
We believe that the sources of liquidity described above will be sufficient to fund our working capital requirements for at least the next twelve months.
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

Contractual Obligations, Commitments and Contingencies
In the ordinary course of business, we and our consolidated funds enter into contractual arrangements that may require future cash payments. The following table sets forth information related to anticipated future cash payments as of September 30, 2024:

	Remainder of 2024	2025-2026	2027-2028	Thereafter	Total
	(in thousands)
Oaktree and Operating Subsidiaries:
BOH limited partner commitments to Oaktree funds (1)	$825,000	$—	$—	$—	$825,000
Consolidated Funds:
Debt obligations payable	—	1,461,065	—	—	1,461,065
Interest obligations on debt (2)	26,741	50,930	—	—	77,671
Total	$851,741	$1,511,995	$—	$—	$2,363,736

(1)    These obligations represent commitments by us to provide limited partner capital funding to Oaktree funds. These amounts are generally due on demand and are therefore presented in the 2024 column. Capital commitments are generally expected to be called over a period of several years.
(2)    Interest obligations include accrued interest on outstanding indebtedness. Where applicable, current interest rates are applied to estimate future interest obligations on variable-rate debt.
In some of our service contracts or management agreements, we have agreed to indemnify third-party service providers or separate account clients under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has neither been included in the above table nor recorded in our condensed consolidated financial statements as of September 30, 2024.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements. Please see note 13 to our condensed consolidated financial statements included elsewhere in this quarterly report for information on our commitments and contingencies and notes 8 and 14 for information on our joint and several liability as co-obligors on certain debt obligations with affiliates of the Company.
Critical Accounting Estimates
We prepare our condensed consolidated financial statements in accordance with GAAP. In applying many of these accounting principles, we need to make assumptions, estimates or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our condensed consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates or judgments, however, are both subjective and subject to change, and actual results may differ from our assumptions and estimates. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. We believe our critical accounting policies could potentially produce materially different results if we were to change underlying assumptions, estimates or judgments. Our most significant assumptions and estimates are related to the valuation of our corporate investments and the investments of our consolidated funds. Following the 2024 Restructuring, with the deconsolidation of Oaktree Capital I, the Company no longer consolidates the VIEs that were consolidated by Oaktree Capital I and the consolidated funds of Oaktree Capital I. For a summary of our significant accounting policies and estimates, please see the notes to our condensed consolidated financial statements included elsewhere in this quarterly report. For a summary of our critical accounting policies, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our annual report.
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
Our predominant exposure to market risk is related to our investments in Oaktree and Brookfield funds and our economic interest in Oaktree Capital I, which holds a general partner interest in certain Oaktree funds. The fair value of the financial assets and liabilities held by the funds, in which we are invested may fluctuate in response to changes in, among many factors, the fair value of securities, foreign-exchange rates, commodities prices and interest rates.
Price Risk
Impact on Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
As of September 30, 2024, we had investments, at fair value of $4.8 billion related to our consolidated funds. We estimate that a 10% decline in market values would result in a decrease in unrealized appreciation (depreciation) on the consolidated funds’ investments of $484.3 million. Of this decline, approximately $73.9 million would impact net income attributable to BOH Class A unitholders, with the remainder attributable to non-controlling interests. The magnitude of the impact on net income is largely affected by the percentage of our equity ownership interest.
Impact on Investment Income
Investment income or loss arises from our pro-rata share of income or loss from our investments. This income is directly affected by changes in market risk factors. Based on investments held by our equity method investments as of September 30, 2024, a 10% decline in fair values of the investments held by Oaktree Capital I and Brookfield REIT would result in a $149.5 million decrease in the amount of investment income. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the timing of fund flows or the timing of new investments or realizations.
Exchange-rate Risk
Subsequent to the 2022 Restructuring and the deconsolidation of OCM Cayman, we no longer have foreign subsidiaries and the associated exchange rate risk related to those operations. At any point in time, some of the investments held by the funds we are directly and indirectly invested in may be denominated in non-U.S. dollar currencies on an unhedged basis. Changes in currency rates could affect our revenues with respect to such fund investments; however, the degree of impact is not readily determinable because of the many indirect effects that currency movements may have on individual investments.
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
Interest-rate Risk
As of September 30, 2024, the Company prior to consolidation of funds had no debt obligations outstanding and therefore changes in interest rates would have no impact.
Our consolidated funds have debt obligations, most of which accrue interest at variable rates. Changes in these rates would affect the amount of interest payments that Oaktree funds in which Oaktree Capital I holds a general partner interest would have to make, impacting future earnings and cash flows. As of September 30, 2024, the consolidated funds had $1.5 billion of principal or par value, as applicable, outstanding under these debt obligations. We estimate that interest expense relating to variable-rate debt would increase on an annualized basis by $14.6 million in the event interest rates were to increase by 100 basis points.
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
Date: November 12, 2024

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