Form 10-K
period 2024-12-31
Brookfield Oaktree Holdings, LLC
filed 2025-03-20
CIK 1403528

2
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-K
☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of March 20, 2025, there were 116,373,234 Class A units and 43,837,045 Class B units of the registrant outstanding.
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
In addition to factors identified elsewhere in this annual report, the following factors, among others, could cause actual results to differ materially from forward-looking statements and information or historical performance: the ability of Brookfield Oaktree Holdings, LLC (“BOH”) to retain and hire key service providers; the continued availability of capital and financing; the business, economic and political conditions in the markets in which BOH operates; changes in BOH’s anticipated revenue and income, which are inherently volatile; changes in the value of BOH’s investments; the pace of Oaktree’s raising of new funds; changes in assets under management; the timing and receipt of, and impact of taxes on, carried interest; distributions from and liquidation of Oaktree’s existing funds; the amount and timing of distributions on BOH’s preferred units; changes in BOH’s operating or other expenses; the degree to which BOH encounters competition; and general political, economic and market conditions.
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
Risk Factor Summary
We are providing the following summary of the risk factors contained in this annual report to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained in this annual report in their entirety for additional information regarding the material factors that make an investment in our preferred units speculative or risky. These risks and uncertainties include, but are not limited to, the following:

•Oaktree or we may alter the terms under which it or we do business when Oaktree or we deem it appropriate;
•Our business could be materially harmed by conditions in the global financial markets and economies;
•Inflation has adversely affected and may continue to adversely affect our business and results of operations and the financial condition of Oaktree’s funds and their portfolio companies;
•If Oaktree were unable to raise capital from investors, it would adversely affect our financial condition;
•We depend on OCM and certain of its affiliates to advise the funds in which we invest and to support Oaktree’s operations;

•Our revenues are volatile due to the nature and structure of Oaktree’s business;
•Conflicts of interest or inter-fund governance matters could cause reputational harm to us;
•The investment management business is intensely competitive, and poor performance of Oaktree funds could adversely affect Oaktree’s ability to raise capital for future funds and, in the case of funds in which we are directly or indirectly invested, could negatively affect our financial performance;
•Oaktree may not be able to maintain Oaktree’s current incentive fee structure as a result of industry pressure from clients to reduce fees, which could have an adverse effect on our profit margins and results of operations;
•Oaktree’s funds often pursue investment opportunities that involve business, regulatory, legal or other complexities;
•Technological developments in artificial intelligence could disrupt the markets in which Oaktree operates and subject Oaktree to increased competition, legal and regulatory risks and compliance costs;
•Extensive regulation and/or legal and regulatory changes, as well as regulatory compliance failures and negative publicity surrounding the financial industry in general, could adversely affect us;
•SEC rules barring so-called “bad actors” from relying on Rule 506 of Regulation D in private placements could materially adversely affect Oaktree’s business, financial condition and results of operations;
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
•Oaktree is subject to substantial litigation risks and may face significant liabilities and damage to our professional reputation as a result;
•Oaktree employee misconduct could harm Oaktree’s reputation;
•The historical returns attributable to Oaktree’s funds should not be considered indicative of future results;
•Certain of Oaktree’s funds make investments in distressed businesses that involve significant risks and potential liabilities;
•Certain of Oaktree’s funds may be subject to risks arising from potential control group liability;
•Poor investment performance during periods of adverse market conditions may result in relatively high levels of investor redemptions, which can adversely impact the affected funds;
•Valuation methodologies for certain assets in Oaktree’s funds can be subject to significant subjectivity, and the values of assets established pursuant to the methodologies may never be realized;
•Oaktree’s funds make investments in companies that are based outside the United States, which exposes us to additional risks;
•We have made and expect to continue to make significant investments in Oaktree’s current and future funds, and we may lose money on some or all of our investments;
•Oaktree’s funds often invest in companies that are highly leveraged, a fact that may increase the risk of loss;
•The use of leverage by Oaktree’s funds could have a material adverse effect on us;

•Changes in the debt financing markets and higher interest rates may negatively impact Oaktree’s funds and their portfolio companies;
•Oaktree’s funds are subject to risks in using agents and third-party service providers;
•The market price of our preferred units could be adversely affected by various factors;
•If we, including any service organizations that we use, fail to maintain effective internal controls over our financial reporting in the future, the accuracy and timing of our financial reporting may be adversely affected;
•Distributions on the preferred units are discretionary and non-cumulative;
•We have an indirect economic interest in only a portion of the Oaktree Operating Group, which may negatively impact our ability to pay distributions on our preferred units;
•If we or any of Oaktree’s private funds were deemed an investment company under the Investment Company Act, applicable restrictions could make it impractical for us to continue our business or for Oaktree to continue such funds;
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
Our internal data, estimates and forecasts are based upon information obtained from investors in Oaktree funds, partners, trade and business organizations, and other contacts in the markets in which Oaktree operates and Oaktree’s management’s understanding of industry conditions.
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
“Oaktree Operating Group,” or “Operating Group,” refers collectively to the entities that either (i) act as or control the general partners and investment advisers of the Oaktree funds or (ii) hold interests in other entities or investments generating income for the business of Oaktree.
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
“OEP II” refers to Oaktree Equity Plan II, L.P., a Delaware limited partnership, which holds an interest in the Oaktree Operating Group.
“assets under management,” or “AUM,” generally refers to the sum of (i) the assets Oaktree manages and equals the NAV (as defined below) of the assets Oaktree manages, (ii) the leverage on which management fees are charged, (iii) the undrawn capital that Oaktree is entitled to call from investors in the funds pursuant to their capital commitments, (iv) investment proceeds held in trust for use in investment activities, (v) Oaktree’s pro rata portion of AUM managed by its equity method investments such as DoubleLine Capital LP and its affiliates (“DoubleLine”) and Duration Capital LP and its affiliates, in which Oaktree holds minority ownership interests, and (vi) 100% of the AUM managed by 17Capital LLP and its affiliates, in which Oaktree acquired a majority ownership interest in 2022. For Oaktree’s collateralized loan obligation vehicles, AUM represents the aggregate par value of collateral assets and principal cash; for Oaktree’s business development companies, gross assets (including assets acquired with leverage), net of cash; for Oaktree’s special purpose acquisition companies (“SPACs”), the proceeds of any initial public offering held in trust for use in a business combination; and for DoubleLine funds, NAV. Oaktree’s AUM amounts include AUM for which Oaktree charges no management fees. Oaktree’s definition of AUM is not based on any definition contained in our operating agreement or the agreements governing the funds that Oaktree manages. Oaktree’s calculation of AUM below may not be directly comparable to the AUM metrics of other investment managers.
“Class A units” refer to the common units of BOH designated as Class A units.
“CLOs” refer to collateralized loan obligation vehicles.

“common units” or “common unitholders” refer to the Class A common units of BOH or Class A common unitholders, respectively, unless otherwise specified.
“consolidated funds” refers to the funds that we are required to consolidate as of the applicable reporting date.
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

Part I.
Item 1. Business
Overview
Brookfield Oaktree Holdings, LLC holds Credit, Real Estate and Equity investments managed by leading alternative asset management firms Oaktree Capital Management, L.P. and Brookfield Asset Management Ltd. The Company both directly invests in funds and other managed investment vehicles and has indirect exposure through its approximately 72% economic interest in Oaktree Capital I, L.P. (“Oaktree Capital I”), which holds a majority of Oaktree’s investments in Oaktree funds.
Oaktree is a leader among global investment managers specializing in alternative investments. Oaktree emphasizes an opportunistic, value-oriented and risk-controlled approach to investments in credit, equity, and real estate. Funds managed by Oaktree (the “Oaktree funds”) include commingled funds, separate accounts, collateralized loan obligation vehicles (“CLOs”) and business development companies (“BDCs”).
The Company was formed on April 13, 2007 under the name Oaktree Capital Group, LLC. The Company’s ownership and operational structure through December 31, 2024 are the result of certain mergers and restructurings. The Company’s holdings and operations currently primarily represent (i) limited partner investments in certain of Oaktree’s flagship opportunistic credit funds, (ii) an approximately 72% economic interest in Oaktree Capital I, which holds a majority of Oaktree’s investments in its funds, and (iii) an indirect ownership interest in Brookfield Real Estate Income Trust Inc. (“Brookfield REIT”). The Company is the issuer of the Series A and Series B preferred units listed on the NYSE.
The Company’s ownership and operational structure through December 31, 2024 were the result of (i) certain mergers with affiliates of Brookfield Corporation (“Brookfield”) completed on September 30, 2019 (the “Mergers”) and the subsequent restructuring completed on October 1, 2019 in connection with the Mergers (the “2019 Restructuring”), (ii) the restructuring completed on November 30, 2022 in connection with an internal Oaktree reorganization to facilitate the separation of Brookfield’s capital business and asset management business (the “2022 Restructuring”) and (iii) the restructuring completed on July 1, 2024 in connection with an internal Oaktree reorganization effected to facilitate the change of the general partner of Oaktree Capital I from Brookfield OCM Holdings II, LLC to Oaktree Capital I GP, LLC, a newly formed subsidiary of Oaktree Capital Holdings, LLC (“OCH”) (the “2024 Restructuring”). See Part I, Item I included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2020 for more information regarding the Mergers and the 2019 Restructuring. See Item 1.01 of the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2022 and Part I, Item I included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 21, 2023 for more information about the 2022 Restructuring. See Item 8.01 of the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2024 for more information about the 2024 Restructuring.
The results of the Company are largely driven by the performance of certain funds and other investments held directly or indirectly by Oaktree Capital I, which is one of the key operating entities of Oaktree, and managed by Oaktree. The distributions to holders of the Series A and Series B preferred units listed on the NYSE are generally serviced by the distributions from Oaktree Capital I, and payments to the preferred unitholders must be satisfied prior to declaration of any distributions to Class A or Class B unitholders, subject to the terms of the Series A and Series B preferred units and certain limitations and exceptions set forth therein.
OCM provides certain administrative and other services relating to the operations of the Company’s business pursuant to the Services Agreement between the Company and OCM.
Structure and Operation of Our Business
Following the 2022 Restructuring and prior to the 2024 Restructuring, the Company’s operations were conducted through an indirect economic interest in Oaktree Capital I, and the Company’s revenue included the incentive income generated by certain funds that OCM manages for which the Company, via Oaktree Capital I, acted as general partner and the investment income earned from the investments the Company makes in Oaktree funds, third-party funds and other companies. Investment income during such period generally reflected the investment return on a mark-to-market basis and the Company’s equity participation on the amounts that it invested in Oaktree and third-party funds.

As a result of the 2024 Restructuring, the Company no longer consolidates the operations of Oaktree Capital I, but rather accounts for the Company’s approximately 72% interest in Oaktree Capital I under the equity method of accounting. As such, subsequent to the 2024 Restructuring, the Company’s revenue is primarily the investment income earned from (i) limited partner investments in certain of Oaktree’s flagship opportunistic funds, (ii) an equity method investment in Oaktree Capital I, and (iii) an indirect ownership in Brookfield REIT.
OCM, an affiliate of the Company, has since the 2019 Restructuring provided certain administrative and other services relating to the operations of the Company’s business. These services are provided pursuant to a Services Agreement between the Company and OCM (as amended from time to time, the “Services Agreement”).

Structure of Funds
Closed-end Funds
Oaktree’s closed-end funds are typically structured as limited partnerships that have a 10- or 11-year term and have a specified period during which clients can subscribe for limited partnership interests in the fund. Once a client is admitted as a limited partner, that client is required to contribute capital when called by Oaktree as the general partner, and generally cannot withdraw its investment. These closed-end funds have an investment period that generally ranges from three to five years, during which Oaktree is permitted to call the committed capital of those funds to make investments. As closed-end funds liquidate their investments, Oaktree typically distributes the proceeds to the clients, although during the investment period Oaktree generally has the ability to retain or recall such proceeds to make additional investments. Once a fund has committed to invest approximately 80% of its capital, Oaktree typically raises a new fund in the same strategy, generally ensuring that it always has capital to invest in new opportunities. Oaktree may also provide discretionary management services for clients within its closed-end fund strategies through a separate account or through a limited partnership or limited liability company managed by Oaktree with the client as the sole limited partner or sole non-managing member (a “fund-of-one”).
Oaktree’s closed-end funds also include special purpose acquisition companies managed by Oaktree and CLOs for which it serves as collateral manager. CLOs are structured finance vehicles in which Oaktree makes an investment and for which it is entitled to earn management fees. Investors in CLOs are generally unable to redeem their interests until the CLO liquidates, is called or otherwise terminates. Subsequent to the 2022 Restructuring, the Company no longer consolidates the CLOs as their direct ownership interests are held by Oaktree Capital Management (Cayman), L.P. (“OCM Cayman”).
Open-end Funds
Oaktree’s commingled open-end funds are typically structured as limited partnerships that are designed to admit clients as new limited partners (or accept additional capital from existing limited partners) on an ongoing basis during the fund’s life. Clients in commingled open-end funds typically contribute all of their committed capital upon being admitted to the fund. These funds do not have an investment period and do not distribute proceeds of realized investments to clients, though some open-end funds may distribute current income to clients. Oaktree is permitted to commit the fund’s capital (including realized proceeds) to new investments at any time during the fund’s life. Clients in commingled open-end funds generally have the right to withdraw their capital from the fund on a monthly basis (with prior written notice of up to 90 days).
Oaktree also provides discretionary management services for clients through separate accounts within the open-end fund strategies. Clients establish accounts with Oaktree by depositing funds or securities into accounts maintained by qualified independent custodians and granting Oaktree discretionary authority to invest such funds pursuant to their investment needs and objectives, as stated in an investment management agreement. Separate account clients generally may terminate Oaktree’s services at any time by providing Oaktree with prior notice of 30 days or less.

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
Incentive Income
Historically, we had the potential to earn incentive income from many of the closed-end funds and certain evergreen funds managed by Oaktree in Oaktree Capital I’s capacity as the general partner of those funds. These closed-end funds generally provided that we received incentive income only after we had returned to Oaktree’s investors all of their contributed capital plus an annual preferred return, typically 8%. Once this occurred, we generally received as incentive income 80% of all distributions otherwise attributable to Oaktree’s investors, and those investors received the remaining 20% until we had received, as incentive income, 20% of all such distributions in excess of the contributed capital from the inception of the fund. Thereafter, all such future distributions attributable to Oaktree’s investors were distributed 80% to those investors and 20% to us as incentive income. As a result of the 2022 Restructuring, we were generally only entitled to earn one-third of the incentive income attributable to Oaktree Capital I in respect of Oaktree’s closed-end funds established in 2022 or later and in respect of incentive income from Oaktree’s evergreen funds earned subsequent to January 1, 2023. We generally continued to earn 100% of the incentive income attributable to Oaktree Capital I in respect of Oaktree’s closed-end funds established prior to 2022. Subsequent to the 2024 Restructuring, the Company no longer earns incentive income as a result of the deconsolidation of Oaktree Capital I. Rather the economics resulting from Oaktree Capital I’s right to earn incentive income are reflected in the Company’s results through investment income earned from the Company’s approximately 72% equity method investment in Oaktree Capital I.
Investment Income
We earn revenue from investment income, which represents our pro-rata share of income or loss from our investments. Historically, investment income was generally from Oaktree Capital I’s capacity as general partner in Oaktree funds and as an investor in Oaktree’s CLOs and third-party managed funds and companies. Subsequent to the 2024 Restructuring, we no longer earn investment income from the direct or indirect fund-related holdings of Oaktree Capital I. Rather the economics resulting from Oaktree Capital I’s investments are reflected in the Company’s investment income earned from the Company’s approximately 72% equity method investment in Oaktree Capital I.
Investment Approach
Oaktree’s goal is excellence in investing. This means achieving attractive investment returns without commensurate risk, an imbalance which can only be achieved in markets that are not “efficient.” Although Oaktree strives for superior returns, its first priority is that its actions produce consistency, protection of capital and outperformance in bad times. At its core, Oaktree is a contrarian, value-oriented investor focused on buying securities and companies at prices below their intrinsic value and selling or exiting those investments when they become fairly or fully valued. Oaktree believes it can do this best by investing in markets where specialization and superior analysis can offer an investing edge.
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
Asset Classes and Investment Strategies
Oaktree manages investments in a number of strategies across three asset classes: Credit, Equity, and Real Estate. The diversity of Oaktree’s investment strategies allows it to meet a wide range of investor needs suited for different market environments globally and, for certain strategies, targeted regions, while providing Oaktree with a long-term diversified revenue base.
Oaktree adds new products when it identifies a market with potential for attractive returns that it believes can be exploited in a risk-controlled fashion, and where it has access to the investment talent capable of producing the results it seeks. Because of the high priority Oaktree places on assuring that these requirements are met, it prefers that new products represent “step-outs” from its current investment strategies into highly related fields that are managed by people with whom it has had extensive firsthand experience or for whom it can validate qualifications. When adding new products, Oaktree considers it far more important to avoid mistakes than to capture every opportunity.
We make investments in funds that are within all three asset classes although we do not have an interest in all strategy groups within each Oaktree asset class.

Investment Performance
Oaktree’s investment professionals have generated impressive investment performance through multiple market cycles. Oaktree’s long term investment performance track record of positive gross and net IRRs reflects, among many factors, Oaktree’s practice of sizing funds in proportion to Oaktree’s view of the supply of potential attractive investment opportunities. Information regarding Oaktree’s most significant and longest-managed closed-end funds is shown below, as of or for the year ended December 31, 2024.

			Since Inception through December 31, 2024
			IRR Since Inception (1)
($ in millions)	Strategy Inception	Assets Under Management (2)	Gross	Net	Gross Multiple of Drawn Capital (3)
Credit:
Opportunistic Credit	1988	$45,681	21.7%	15.7%	1.8x
Private Credit
Global Private Debt (4)	2012	6,556	nm	nm	1.1x
U.S. Private Debt	2002	2,419	13.0%	8.8%	1.5x
European Private Debt	2013	2,355	11.3%	6.9%	1.3x
Emerging Markets Debt	2012	635	11.4%	8.1%	1.4x

Equity:
Corporate Private Equity
European Principal	1999	4,583	10.7%	6.6%	1.6x
Power Opportunities	1995	6,076	35.0%	27.2%	2.5x
Special Situations	1994	7,291	12.8%	8.9%	2.2x

Real Estate:
Real Estate Opportunities	1994	8,980	14.6%	10.5%	1.5x
Real Estate Debt	2010	3,591	11.0%	5.8%	1.2x
Real Estate Income	2016	515	6.6%	5.0%	1.4x

Subtotal		88,682
Other (5)		24,475
Total		$113,157

(1) The internal rate of return (“IRR”) is the annualized implied discount rate calculated from a series of cash flows. It is the return that equates the present value of all capital invested in an investment to the present value of all returns of capital, or the discount rate that will provide a net present value of all cash flows equal to zero. Fund-level IRRs are calculated based upon the actual timing of cash contributions/distributions to investors and the residual value of such investor's capital accounts at the end of the applicable period being measured. Gross IRRs reflect returns before allocation of management fees, expenses and any incentive allocation to the fund's general partner. To the extent material, gross returns include certain transaction, advisory, directors or other ancillary fees ("fee income") paid directly to Oaktree in connection with the funds' activities (Oaktree credits all such fee income back to the respective fund(s) so that the funds' investors share pro rata in the fee income's economic benefit). Net IRRs reflect returns to non-affiliated investors after allocation of management fees, expenses and any incentive allocation to the fund's GP. The strategy inception and performance track record includes funds managed at Trust Company of the West by the portfolio managers and other senior investment professionals that joined Oaktree at its inception in 1995.
(2) Assets Under Management as of December 31, 2024. All figures are based on the conversion of amounts or cash flows from EUR to USD using the foreign exchange spot rate of 1.10 as of December 31, 2024.
(3) Gross multiple of drawn capital is calculated as drawn capital plus gross income and, if applicable, fee income before fees and expenses divided by drawn capital.
(4) This includes Oaktree’s Life Sciences funds and Direct Lending funds. Includes individual accounts across various strategies with different investment mandates. As such, a combined performance measure is not considered meaningful (“nm”).
(5) This includes Oaktree’s closed-end Senior Loan funds, CLOs,17Capital funds and certain separate accounts and co-investments.

Performance of Oaktree’s open-end funds is in part measured in relation to applicable benchmark returns. Oaktree’s emphasis on risk control and credit selection has generally led to outperformance in challenging markets and over full market cycles. Information regarding Oaktree’s open-end funds, together with relevant benchmark data, is set forth below as of or for the periods ended December 31, 2024.

			Since Inception through December 31, 2024
			Annualized Rates of Return (1)
($ in millions)	Strategy Inception	Assets Under Management	Gross	Net	Relevant Benchmark
Credit:
High Yield Bonds
U.S. High Yield Bonds	1986	$15,896	8.5%	7.9%	7.6%
Global High Yield Bonds	2010	1,535	6.2%	5.7%	5.8%

Multi-Asset Credit
Global Credit (2)	2017	12,521	5.6%	4.9%	5.1%
Global Credit Investment Grade (3)	Various	755	nm	nm	nm

Structured Credit
Structured Credit (3)	Various	7,288	nm	nm	nm

Senior Loans
European Senior Loans	2009	462	6.3%	5.8%	6.5%
U.S. Senior Loans	2008	323	6.0%	5.4%	5.3%

Convertible Securities
High Income Convertibles	1989	435	10.2%	9.4%	7.4%
Global ex-U.S. Convertibles	1994	345	7.3%	6.8%	4.9%

Listed Equities:
Emerging Markets Equities
Emerging Markets Equities	2011	5,754	2.8%	2.0%	2.0%

Subtotal		45,540
Other(4)		534
Total		$46,074

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
(4)    Includes certain European High Yield Bonds and U.S. Convertible accounts.

Information regarding Oaktree’s most significant Evergreen funds is shown below, as of or for the year ended December 31, 2024.

			Since Inception through December 31, 2024
			Annualized Rates of Return (1)
($ in millions)	Strategy Inception	Assets Under Management	Gross	Net
Credit:
Private Credit
Global Private Debt (2)	2012	$6,418	8.9%	6.8%
Oaktree Strategic Credit Fund(3)	2021	5,024	n/a	8.4%
Oaktree Specialty Lending Corporation(3)	2017	3,120	n/a	9.6%

Opportunistic Credit
Value Opportunities	2007	2,405	10.6%	6.8%

Emerging Markets Debt
Emerging Markets Debt (4)	2015	1,330	8.5%	6.2%

Real Estate:
Real Estate Income (5)	2018	1,995	11.3%	9.0%
Real Estate Debt(6)	2022	551	16.8%	13.6%

Subtotal		20,843
Other (7)		2,347
Total (8)		$23,190

(1) Returns represent time-weighted rates of return.
(2) AUM includes institutional evergreen accounts, certain sub-advised assets of Brookfield Reinsurance, a 17Capital fund and a single non-traded BDC. The rates of return reflect the performance of a composite of certain evergreen accounts, which make up $2.1 billion in AUM, and exclude the sub-advised assets of Brookfield Reinsurance, the non-traded BDC, the 17Capital fund and other institutional evergreen accounts.
(3)    The information is presented on a one quarter lag, as of September 30, 2024. The returns presented are calculated as the change in NAV per share during the period, plus distributions per share or capital activity, if any, divided by the beginning NAV per share, assuming a dividend reinvested. For Oaktree Strategic Credit Fund, the returns for Class I shares are presented. The inception of Oaktree Specialty Lending Corporation reflects the year Oaktree acquired the management rights from the former adviser.
(4)    AUM includes the Emerging Markets Debt Total Return and Emerging Markets Opportunities strategies. The rates of return reflect the performance of a composite of accounts for the Emerging Markets Debt Total Return strategy, including a single account with a December 2014 inception date.
(5) AUM includes the sub-advised equity assets of the Brookfield REIT. The rates of return reflect the performance of a single account and exclude the sub-advised equity assets of the Brookfield REIT.
(6) AUM includes institutional evergreen accounts, the sub-advised debt assets of the Brookfield REIT and a separately managed account. The rates of return reflect the performance of the institutional evergreen accounts and exclude the sub-advised debt assets of the Brookfield REIT and the separately managed account.
(6) AUM includes performance of a proprietary fund with an initial capital commitment of $25 million since its inception in May 2012.
(7) Includes certain European Private Debt, Global Credit, Structured Credit, and Value Equity accounts.
(8) Includes information for Oaktree Specialty Lending Corporation and Oaktree Strategic Credit Fund on a one quarter lag, as of September 30, 2024.

Assets Under Management

Oaktree’s assets under management increased $12.6 billion, or 6.7%, to $201.8 billion as of December 31, 2024 from $189.2 billion as of December 31, 2023, primarily driven by $15.5 billion of capital commitments to closed-end funds, $8.8 billion of market value appreciation and foreign currency translation, and $6.4 billion of net inflows into open-end and evergreen funds, partially offset by $13.1 billion of distributions from closed-end funds, $3.3 billion related to the spin-out of Oaktree’s Transportation Infrastructure strategy, and $2.2 billion due to change in uncalled capital commitments for funds entering liquidation. The $15.5 billion of capital commitments to closed-end funds over the last twelve months included $5.9 billion for Opps XII, $2.7 billion for CLOs, $2.0 billion for Power VII, $1.4 billion for Credit 2, $1.1 billion for ROF IX, $0.7 billion for Pref 6, $0.6 billion for Oaktree Lending Partners (“OLP”) and $0.6 billion for Life Sciences Income.

	As of December 31,
	2024	2023
	(in millions)
Assets Under Management:
Closed-end funds	$113,157	$110,178
Open-end funds	46,074	39,489
Evergreen funds	23,190	20,601
DoubleLine and other minority corporate investment (1)	19,382	18,903
Total	$201,803	$189,171

(1)    Reflects Oaktree’s pro rata portion of DoubleLine’s (based on 20% ownership) and Duration Capital’s (based on 25% ownership) total AUM.
The following table details the change in Oaktree’s AUM during the years ended December 31, 2024 and 2023.

	Year ended December 31,
	2024	2023
	(in millions)

Beginning balance	$189,171	$169,628
Closed-end funds:
Capital commitments/other (1)	15,508	15,548
Acquisitions and divestitures	(2,053)	—
Distributions for a realization event/other (2)	(13,052)	(8,033)
Change in uncalled capital commitments for funds entering or in liquidation (3)	(2,215)	(1,394)
Change in market value, foreign-currency translation, and transfers, net (4)	4,829	4,076
Open-end funds:
Contributions	14,419	4,276
Redemptions	(10,316)	(4,400)
Change in market value, and foreign-currency translation, and transfers, net (4)	2,481	3,842
Evergreen funds:
Contributions or new capital commitments (5)	5,344	6,429
Redemptions or distributions (6)	(3,003)	(1,590)
Change in uncalled capital commitments for funds entering or in liquidation (3)	(1)
Divestitures	(1,264)
Change in market value, and foreign-currency translation, and transfers, net (4)	1,526	337
Change in applicable leverage	(50)	(5)
DoubleLine:
Net change in DoubleLine	479	457
Ending balance	$201,803	$189,171

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
Oaktree considers its labor relations to be good. As of December 31, 2024, we had no employees. OCM had 936 employees and OCM Cayman had 280 employees.
Competition
Oaktree and, by extension, we compete with many other firms in every aspect of Oaktree’s and our businesses, including raising funds, seeking investments and hiring and retaining professionals. Many of Oaktree’s competitors are substantially larger than Oaktree and have considerably greater financial, technical and marketing resources. Certain of these competitors periodically raise significant amounts of capital in investment strategies that are similar to Oaktree’s investment strategies. Some of these competitors also may have a lower cost of capital and access to funding sources that are not available to Oaktree, which may create further competitive disadvantages for Oaktree, and, by extension, us with respect to investment opportunities. In addition, some of these competitors may have higher risk tolerances or make different risk assessments than Oaktree does, allowing them to consider a wider variety of investments and establish broader networks of business relationships. In short, Oaktree and we operate in a highly competitive business and many of Oaktree’s and our competitors may be better positioned than Oaktree and we are to take advantage of opportunities in the marketplace. For additional information regarding the competitive risks that Oaktree and we face, please see “Risk Factors—Risks Relating to Our Business—The investment management business is intensely competitive.”
Organizational Structure
Brookfield Oaktree Holdings, LLC is a Delaware limited liability company that was formed on April 13, 2007 under the name Oaktree Capital Group, LLC. The Company’s issued and outstanding member interests are divided into certain classes and series of units. The Company’s outstanding units are held by (i) an affiliate of Brookfield as the sole holder of the Company’s Class A common units, (ii) preferred unitholders as the holders of Series A and Series B preferred units listed on the New York Stock Exchange (“NYSE”), which represent only the right to receive certain distributions from the Company and such other rights as are specified in the relevant preferred unit designations, and (iii) OCGH as the sole holder of the Company’s Class B common units, which units do not represent an economic interest in the Company. OCGH is owned by the OCGH unitholders. Subject to the operating agreement of the Company, to the extent the approval of any matter requires the vote of the Company’s unitholders, the Class A units are entitled to one vote per unit and the Class B units are entitled to ten votes per unit, voting together as a single class.

As explained above, Oaktree’s operations are conducted through a group of operating entities collectively referred to as the “Oaktree Operating Group.” Subsequent to the 2024 Restructuring, we have an indirect economic interest in only one of the six Oaktree Operating Group members through the Company’s approximately 72% equity method investment in Oaktree Capital I. Please see “Business—Structure and Operation of our Business” above for more details, including regarding the 2024 Restructuring. OCGH has a direct economic interest in all of the Oaktree Operating Group members. The interests in the Oaktree Operating Group are referred to as the “Oaktree Operating Group units.” An Oaktree Operating Group unit is not a separate legal interest but represents one limited partnership interest in each of the Oaktree Operating Group entities.
The diagram below depicts our organizational structure in simplified form as of December 31, 2024.

Senior Executives
Oaktree Capital Group Holdings GP, LLC
Senior Executives and Current and Former Employees
• No economic interest
• Full voting interest
• 100% economic interest
• No voting interest
Oaktree Capital Group Holdings, L.P.[1]
Public Series A and B Preferred Unitholders
Brookfield Entities
100% Class B Units (no economic interest)
100% Class A Units (full economic interest)
Brookfield Oaktree Holdings, LLC[2]
Brookfield OCM Holdings, LLC
LP Interests (27.33% Economic Interest)[3]
Brookfield OCM Holdings II, LLC [3]
LP Interests (72.31% Economic Interest)[4]
Oaktree Capital I, L.P. [5]
Certain Oaktree Funds

____________________
(1)Holds 100% of the Class B units, which represent approximately 79% of the total combined voting power of our outstanding Class A and Class B units. The Class B units have no economic interest in us. The general partner of Oaktree Capital Group Holdings, L.P. is Oaktree Capital Group Holdings GP, LLC, which is controlled by senior executives of Oaktree.
(2)Brookfield Oaktree Holdings, LLC is the public registrant and the issuer of the Series A and Series B preferred units listed on the NYSE. It also indirectly holds the preferred mirror units issued by Oaktree Capital I, L.P.
(3)Three additional entities, which are not subsidiaries of ours and are not reflected in this diagram, own interests in Brookfield OCM Holdings II, LLC which entitle them to receive (i) two-thirds of carried interest distributions from new closed-end funds organized in or after 2022 and incentive income from evergreen funds earned subsequent to January 1, 2023 and subsequent years and (ii) income from designated investments and investments having certain tax characteristics.
(4)The percent economic interest in Oaktree Capital I, L.P. represents the aggregate number of Oaktree Capital I, L.P. units (other than mirror preferred units) held, directly or indirectly, as a percentage of the total number of Oaktree Capital I, L.P. units (other than mirror preferred units and Class P common units) outstanding. As of December 31, 2024, there were 160,195,444 Oaktree Capital I, L.P. units outstanding.
(5)OEP and OEP II, which are not subsidiaries of ours and are not reflected in this diagram, own less than 1% interest in Oaktree Capital I, L.P.

Regulatory Matters and Compliance
Oaktree’s business, as well as the financial services industry in general, is subject to extensive regulation in the United States and elsewhere. Oaktree’s affiliated entities, Oaktree Capital Management (UK) LLP, Oaktree Capital Management (Europe) LLP and Oaktree Capital Management (International) Limited, are authorized and regulated by the U.K. Financial Conduct Authority (“FCA”) as an investment manager in the United Kingdom. The U.K. Financial Services and Markets Act 2000 (“FSMA”) and rules promulgated thereunder govern all aspects of the U.K. investment business, including sales, research and trading practices, the provision of investment advice, the use and safekeeping of client funds and securities, regulatory capital, recordkeeping, margin practices and procedures, the approval standards for individuals, anti-money laundering, periodic reporting, and settlement procedures. Similarly, we have a number of other affiliated entities outside the United States that are regulated by the applicable regulators in their respective jurisdictions.
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
Certain of Oaktree’s activities are subject to compliance with laws and regulations of U.S. federal, state and municipal governments, non-U.S. governments, their respective agencies and/or various self-regulatory organizations or exchanges relating to, among other things, antitrust laws, anti-money laundering laws, anti-bribery laws relating to foreign officials, and privacy laws with respect to client information, and some of Oaktree’s funds invest in businesses that operate in highly regulated industries. Any failure to comply with these rules and regulations could expose Oaktree to liability and/or reputational damage, which could adversely affect us. Oaktree’s business has operated for many years within a legal framework that requires Oaktree being able to monitor and comply with a broad range of legal and regulatory developments that affect Oaktree’s activities. However, additional legislation, changes in rules or changes in the interpretation or enforcement of existing laws and rules, either in the United States or elsewhere, may directly affect Oaktree’s and our mode of operation and profitability. Please see “Risk Factors—Risks Relating to Our Business—Regulatory changes in the United States, regulatory compliance failures and the effects of negative publicity surrounding the financial industry in general could adversely affect our reputation, business and operations.”

Financial and Other Information
Financial and other information for the years ended December 31, 2024, 2023 and 2022 are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Metrics” included elsewhere in this annual report.
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
Investors and others should note that BOH uses www.brookfieldoaktreeholdings.com (the “BOH website”) to announce material information to investors and the marketplace. While not all of the information that we post on the BOH website is of a material nature, some information could be deemed to be material. Accordingly, we encourage investors, the media, and others interested in BOH to review the information that is shared on the BOH website. Information contained on, or available through, the BOH website is not a part of this annual report and is not incorporated by reference into this document.
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
One of the means by which Oaktree seeks to achieve superior investment performance is by limiting the AUM in its strategies to an amount that it believes can be invested appropriately in accordance with Oaktree’s investment philosophy and current or anticipated economic and market conditions. In the past Oaktree has taken, and may continue to take, affirmative steps to limit the growth of AUM, including the AUM of the funds that produce revenues for Oaktree. These steps include:
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
From time to time, Oaktree has, and may continue to, afford certain investors in Oaktree’s funds or separate account clients more favorable economic terms than other investors in the same fund or separate account clients within the same or similar investment strategy, including with respect to management fees and performance-based fees. The availability of such terms is generally based on the aggregate size of commitments of such investor or client to one or more funds or accounts managed by Oaktree.

Oaktree’s practice of putting clients’ interests first and forsaking short-term advantage by, for example, reducing assets under management or management fee or carried interest rates may reduce the profits Oaktree could otherwise realize in the short term and adversely affect our business and financial condition. Our unitholders should understand that in instances in which Oaktree’s clients’ interests diverge from the short-term interests of our unitholders, Oaktree intends to act in the interests of its clients. However, it is Oaktree’s fundamental belief that prioritizing its clients’ interests will maximize the long-term value of its business, which, in turn, will benefit our unitholders.
Our business is materially affected by conditions in the global financial markets and economies, and any disruption or deterioration in these conditions could materially reduce our revenues, earnings and cash flow and adversely affect our overall performance, ability to raise or deploy capital, financial prospects and condition and liquidity position.
Our business and the businesses in which Oaktree’s funds invest are materially affected by conditions in the global financial markets and economic conditions throughout the world that are outside our control, such as interest rates, the availability and cost of credit, inflation rates, general economic uncertainty, political uncertainty, changes in laws (including laws relating to taxation), trade barriers, commodity prices, currency exchange rates and controls, volatility in financial markets, the impacts of public health issues, such as pandemics and epidemics, and national and international political circumstances (including economic and political events in or affecting the world’s major economies, such as the ongoing war between Russia and Ukraine and conflicts in the Middle East). These and other uncertain conditions in the global financial markets and economy have resulted in, and may continue to result in, adverse consequences for many of Oaktree’s funds, including restricting such funds’ investment activities and impeding such funds’ ability to effectively achieve their investment objectives. Sanctions imposed by the U.S. and other countries in connection with hostilities between Russia and Ukraine and the tensions between China and Taiwan have caused additional financial market volatility and affected the global economy. In addition, concerns over future increases in inflation, economic recession, as well as interest rate volatility and fluctuations in oil and gas prices resulting from global production and demand levels, as well as geopolitical tension, have exacerbated market volatility.

Market uncertainty and volatility have also been magnified as a result of the 2024 U.S. presidential and congressional elections and resulting uncertainties regarding actual and potential shifts in U.S. and foreign trade, economic and other policies, including with respect to treaties and tariffs. The U.S. has recently enacted and proposed to enact significant new tariffs or other trade barriers. In that connection, certain countries subject to such trade barriers have imposed or expressed an intent to impose similar measures in return. Additionally, President Trump has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. There continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. There can be no assurance that future economic conditions in the U.S. or elsewhere around the world will be favorable to our business.
The economic environment in the past has resulted in, and may in the future result in, decreases in the market value of certain publicly-traded securities held by some of Oaktree’s funds. Illiquidity in certain portions of the financial markets could adversely affect the pace of realization of Oaktree’s funds’ investments or otherwise restrict the ability of Oaktree’s funds to realize value from their investments, thereby adversely affecting our ability to generate investment income. There can be no assurance that conditions in the global financial markets will not deteriorate and/or adversely affect our investments and overall performance. These market and economic conditions are not in our control and are often difficult, if not impossible, to predict, manage, mitigate, hedge or foresee.

Our profitability may also be adversely affected by our fixed costs, such as service fees paid to OCM under the Services Agreement, and the possibility that we or Oaktree would be unable to scale back other costs and otherwise redeploy resources within a time frame sufficient to match changes in market and economic conditions to take advantage of the opportunities that may be presented by these changes. As a result, we or Oaktree may not be able to adjust resources to take advantage of new investment opportunities that may be created as a result of specific dislocations in the market.
Inflation has adversely affected and may continue to adversely affect Oaktree’s business, results of operations and financial condition of Oaktree’s funds and their portfolio companies.
Certain of Oaktree’s funds and their portfolio companies are in industries that have been impacted by inflation. Recent inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and Oaktree’s funds’ portfolio companies’ operations. While inflation decelerated over 2024, profit margins may be pressured if inflation re-accelerates, particularly for companies that lack pricing power. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results. In addition, any projected future decreases in the operating results of Oaktree’s funds’ portfolio companies due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of Oaktree’s fund investments could result in future realized or unrealized losses.
Our business depends in large part on Oaktree’s ability to raise capital from investors. If Oaktree were unable to raise such capital, Oaktree would be unable to collect incentive fees or deploy such capital into investments, which would materially reduce our revenues and cash flow and adversely affect our financial condition.
Oaktree’s ability to raise capital from investors depends on a number of factors, including many that are outside its control. These include the general economic environment and the number of other investment funds being raised at the same time by Oaktree’s competitors that are focused on the same or similar investment strategies as Oaktree’s funds. Additionally, investors may reduce (or even eliminate) their investment allocations to alternative investments, including closed-ended private funds and hedge funds. During periods of high interest rates, investors may favor investments that are generally viewed as producing a risk-free return, such as treasury bonds, over investments in Oaktree’s funds. Poor performance of Oaktree’s funds could also make it more difficult for Oaktree to raise new capital. Investors in Oaktree’s funds may decline to invest in future funds Oaktree raises, and investors in open-end and evergreen funds may withdraw their investments in the funds (on specified withdrawal dates) as a result of poor performance. Oaktree’s investors and potential investors continually assess Oaktree’s funds’ performance, both on a standalone basis and relative to market benchmarks and Oaktree’s competitors, and Oaktree’s ability to raise capital for existing and future funds and avoid excessive redemptions depends on Oaktree’s funds’ relative and absolute performance. To the extent economic and market conditions deteriorate, Oaktree may be unable to raise sufficient amounts of capital to support the investment activities of future funds.

In addition, certain institutional investors, including sovereign wealth funds and public pension funds, have demonstrated an increased preference for alternatives to the traditional investment fund structure, such as managed accounts, funds-of-one and co-investment vehicles. There can be no assurance that such alternatives will be as profitable for Oaktree as the traditional investment fund structure, or as to the impact such a trend could have on the cost of our operations or profitability. Moreover, certain institutional investors are demonstrating a preference to make direct investments in alternative assets without the assistance of private asset managers like Oaktree. Such institutional investors may become Oaktree’s competitors and could cease to be Oaktree clients. As some existing investors cease or significantly curtail making commitments to alternative investment funds, Oaktree may need to identify and attract new investors in order to maintain or increase the size of Oaktree’s investment funds. There are no assurances that Oaktree can find or secure capital commitments from new investors. If economic conditions were to deteriorate or if Oaktree is unable to find new investors, Oaktree might raise less than its desired amount for a given fund.

If Oaktree were unable to successfully raise capital, it could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition.

We depend on OCM as the primary investment adviser to Oaktree’s funds to support Oaktree’s funds’ investment activities and a Services Agreement with OCM to support Oaktree’s operations; if the terms of the services provided by OCM were significantly altered or if the arrangements to provide such services were terminated, our ability to achieve our investment objective or operate as a public reporting company could be significantly harmed.

Oaktree’s funds depend on the diligence, skill, judgment, reputation and business contacts of key personnel of OCM provided to them through investment management agreements with OCM and we depend on key personnel of OCM under the Services Agreement between OCM and us. Our future success will depend upon OCM’s ability to retain these key personnel and to recruit additional qualified personnel. These key personnel possess substantial experience and expertise in investing, are responsible for locating and executing Oaktree’s funds’ investments, have significant relationships with the institutions that are the source of many of Oaktree’s funds’ investment opportunities and in certain cases have strong relationships with Oaktree’s investors. Therefore, if these key personnel join competitors or form competing companies, it could result in the loss of significant investment opportunities and certain existing investors. OCM is not obligated to dedicate any specific personnel exclusively to its funds or to us, nor is OCM or its personnel obligated to dedicate any specific portion of their time to the management of our business. Consequently, we may not receive the level of support and assistance that we otherwise might receive if OCM personnel were employed directly by us and we have no ability to determine the level of support that OCM provides to the Oaktree funds in which we directly and indirectly invest. We are also subject to conflicts of interest arising out of our relationship with OCM, Brookfield and their respective affiliates. For example, Mr. Howard Marks, our Co-Chairman and one of our board members, is also the Co-Chairman of OCM and a board member of Brookfield. As mentioned above (under “Business—Overview”), Brookfield and its affiliates acquired a majority interest in Oaktree upon the completion of the Mergers. Accordingly, Mr. Marks owes duties to OCM and Brookfield, which duties may from time-to-time conflict with the interests of us and our preferred unitholders. Additionally, if our Services Agreement with OCM was significantly altered or terminated, it could result in the loss of significant key personnel of OCM that we depend on to operate as a public reporting company and could have a material adverse effect on our financial condition and results of operation. Also, the services of our Chief Executive Officer, Mr. Nicholas H. Goodman, are made available by Brookfield. If Brookfield ceased to do so, we would have to identify another person to serve as our chief executive officer, which could be disruptive and/or have a material adverse effect on our financial condition and results of operation.

As the appointed investment adviser to Oaktree’s funds, OCM provides Oaktree’s funds services to evaluate, negotiate, structure, execute, monitor and service the funds’ investments. Key personnel of OCM have departed in the past and current key personnel could depart at any time. The termination of the Services Agreement or the departure of key personnel or of a significant number of the investment professionals or partners of OCM could have a material adverse effect on our ability to maintain our operations or Oaktree’s ability to achieve its funds’ investment objectives. OCM may need to hire, train, supervise and manage new professionals to service our business and may not be able to find qualified professionals in a timely manner or at all.
Our revenues are volatile due to the nature and structure of our business, and if we experience a substantial decline in our investment income, we may not be able to pay distributions on our preferred units.
Our revenues and cash flow are more volatile and limited following the 2019 Restructuring, the 2022 Restructuring and the 2024 Restructuring. As a result of the 2024 Restructuring, the Company no longer consolidates the operations of Oaktree Capital I, but rather accounts for the Company’s approximately 72% interest in Oaktree Capital I under the equity method of accounting. As such, subsequent to the 2024 Restructuring, the Company’s revenue is primarily the investment income earned from (i) limited partner investments in certain of Oaktree’s flagship opportunistic funds, (ii) an equity method investment in Oaktree Capital I, and (iii) an indirect ownership in Brookfield REIT. If we were to experience a significant reduction in investment income, we may not be able to pay future distributions on our preferred units.
Oaktree’s failure to deal appropriately with conflicts of interest or inter-fund governance matters could damage our reputation and adversely affect our business.
As Oaktree has expanded the number and scope of its strategies and distribution channels, including Oaktree’s advising registered mutual funds and business development companies, Oaktree increasingly confronts potential conflicts of interest that it needs to manage and resolve. In our view, conflicts of interest may describe two types of potential situations: (i) where the interests of the funds Oaktree manages (or the investors in such funds) may conflict with one another; and (ii) where Oaktree’s interests, as manager or adviser, may conflict with the interests of Oaktree’s funds or clients.

Examples of potential inter-fund conflicts include: (i) the allocation of investment opportunities in situations where the investment focus of one or more of Oaktree’s funds overlaps (including certain instances in which funds registered under the Investment Company Act may be precluded from participating in certain opportunities as a result of regulatory restrictions applicable to companies with multiple types of funds with overlapping investment focuses); (ii) opportunities to co-invest directly alongside a fund that are offered to certain fund investors rather than to other Oaktree funds or other fund investors; (iii) investments by different funds at different levels of the capital structure of the same issuer; (iv) receipt of material, non-public information regarding an issuer by one strategy where another strategy does not wish to be restricted in trading the securities of that issuer; and (v) investments by a fund into a portfolio company held or controlled by another fund. Over time Oaktree has developed general guidelines or a course of conduct to manage these potential inter-fund governance matters, including establishing an inter-fund governance work group and standing committee composed of senior officers from Oaktree’s non-investment groups, including Oaktree’s legal and compliance departments. Oaktree seeks to resolve such governance issues in good faith and with a view to the best interests of all of its clients, but there can be no assurance that Oaktree will make the correct judgment or that its judgment will not be questioned or challenged.

In addition to the potential for conflict among Oaktree’s funds, we and Oaktree face the potential for conflict between us and Oaktree, on the one hand, and Oaktree’s funds or Oaktree’s clients, on the other hand. These conflicts may include: (i) personal trading by Oaktree personnel in the securities of issuers held by one or more of Oaktree’s funds; (ii) the allocation of investment opportunities among funds with different incentive fee structures, or where Oaktree personnel have invested more heavily in one fund than another; (iii) the use of subscription lines by

Oaktree’s funds, which, among other things, may cause fund investors to indirectly bear interest expense when such investors would prefer to contribute capital and avoid the interest expense; and (iv) the determination of what constitutes fund-related expenses and the allocation of such expenses between Oaktree’s funds and us or Oaktree. Through Oaktree, we maintain internal controls and various policies and procedures, including oversight, codes of ethics and conduct, compliance systems and communication tools, to identify, prevent, mitigate or resolve conflicts of interest that may arise. Notwithstanding these efforts, it is possible that perceived or actual conflicts could give rise to investor dissatisfaction or litigation or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult, and any mistake could potentially create liability or damage our reputation. Regulatory scrutiny of, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation, which in turn could materially adversely affect our business in a number of ways, such as causing investors to redeem their capital (to the degree they have that right), making it harder for Oaktree to raise new funds and discouraging others from doing business with Oaktree.
The investment management business is intensely competitive.
The investment management business is intensely competitive, with competition based on a variety of factors, including investment performance, the quality of client service, brand recognition and business reputation. Oaktree’s investment management business competes for clients, personnel and investment opportunities with a large number of private equity funds, specialized investment funds, hedge funds, corporate buyers, traditional investment managers, commercial banks, investment banks, other investment managers and other financial institutions, and we expect that competition will increase. Numerous factors serve to increase Oaktree’s competitive risks, some of which are outside of our control:
•a number of Oaktree’s competitors have more personnel and greater financial, technical, marketing and other resources than Oaktree does, and, in the case of some competitors, longer operating histories, more established relationships and/or greater experience;
•some of Oaktree’s funds may not perform as well as competitors’ funds or other available investment products;
•many of Oaktree’s competitors have raised, or are expected to raise, significant amounts of capital, and many of them have investment objectives similar to Oaktree’s, which may create additional competition for investment opportunities and reduce the size and duration of pricing inefficiencies that Oaktree seeks to exploit;
•some of Oaktree’s competitors (including strategic competitors) may have a lower cost of capital and access to funding sources that are not available to us, which may create competitive disadvantages for Oaktree with respect to Oaktree’s funds, particularly Oaktree’s funds that directly use leverage or rely on debt financing of their portfolio companies to generate superior investment returns;
•some of Oaktree’s competitors have higher risk tolerances, different risk assessments or lower return thresholds, which could allow them to consider a wider variety of investments and to bid more aggressively than Oaktree for investments;
•Oaktree’s competitors may be able to achieve synergistic cost savings in respect of an investment that Oaktree cannot, which may provide them with a competitive advantage in bidding for an investment;
•there are relatively few barriers to entry impeding new investment funds, and the successful efforts of new entrants into Oaktree’s various lines of business, including major commercial and investment banks and other financial institutions, have resulted in increased competition;
•some of Oaktree’s competitors may have better expertise or be regarded by investors as having better expertise in a specific asset class or geographic region than Oaktree does;
•some investors may prefer to pursue investments directly instead of investing through one of Oaktree’s funds; and
•other industry participants will from time to time seek to recruit Oaktree’s investment professionals and other employees away from Oaktree.
Oaktree may find it harder to raise funds, and may lose investment opportunities in the future, if Oaktree does not match or improve on the fees, structures, products and terms offered by competitors to their fund clients. Alternatively, Oaktree may experience decreased profitability, rates of return and increased risk of loss if Oaktree matches or improves on the prices, structures, products and terms offered by competitors. This competitive pressure could adversely affect Oaktree’s ability to make successful investments and limit Oaktree’s ability to raise future funds, either of which would adversely impact our business, revenues, results of operations and cash flow.

Additionally, technological innovation, including the use of artificial intelligence and data science, has the potential to disrupt the financial industry and change the way financial institutions, including asset managers, do business. Some of Oaktree’s competitors may be more successful than Oaktree in the development and implementation of new technologies, including services and platforms based on artificial intelligence, to address investor demand or improve operations. If Oaktree is unable to adequately advance Oaktree’s capabilities in these areas, or does so at a slower pace than others in Oaktree’s industry, Oaktree may be at a competitive disadvantage.
Poor performance of Oaktree funds could adversely affect Oaktree’s ability to raise capital for future funds and poor performance of funds in which we are directly or indirectly invested would cause a decline in our revenues, net income and cash flow.
When any of Oaktree’s funds performs poorly, either by incurring losses or underperforming benchmarks or Oaktree’s competitors, Oaktree’s investment record suffers. Poor investment performance by Oaktree funds in which we are directly or indirectly invested also adversely affects our investment income and, all else being equal, may lead to a decline in Oaktree’s AUM. In such circumstances, we may experience losses on our investments of our own capital or losses through our equity method investment in Oaktree Capital I. Poor performance of Oaktree’s funds could also make it more difficult for Oaktree to raise new capital for Oaktree. Investors in Oaktree’s closed-end funds may decline to invest in future closed-end funds Oaktree raises, and investors in open-end and evergreen funds may withdraw their investments in the funds (on specified withdrawal dates) as a result of poor performance. Oaktree’s investors and potential investors continually assess Oaktree’s funds’ performance, both on a standalone basis and relative to market benchmarks, Oaktree’s competitors, and other investment products, and Oaktree’s ability to raise capital for Oaktree’s existing and future funds and avoid excessive redemption levels depends on Oaktree’s funds’ performance.
Oaktree may not be able to maintain its current incentive fee structure as a result of industry pressure from clients to reduce fees, which could have an adverse effect on our profit margins and results of operations.
Oaktree may not be able to maintain its current incentive fee structure as a result of industry pressure from clients to reduce fees. Although Oaktree’s incentive fee rates may vary among and within asset classes, historically Oaktree has competed primarily on the basis of its performance and not on the level of Oaktree’s fees relative to those of Oaktree’s competitors. In recent years, however, there has been a general trend toward lower fees in the investment management industry, and Oaktree has in certain cases lowered the fees Oaktree charges in order to remain competitive. Additionally, Oaktree has afforded, and reserved the right in Oaktree’s sole discretion to continue to afford, certain clients more favorable economic terms, including with respect to incentive fee rates, in cases where such clients have committed capital to Oaktree’s funds or strategies that in the aggregate exceeds certain threshold amounts. In order to maintain Oaktree’s fee structure in a competitive environment, Oaktree must be able to continue to provide clients with investment returns and service that incentivize Oaktree’s investors to pay its current fee rates. We cannot provide any assurance that Oaktree will succeed in providing investment returns and service that will allow Oaktree to maintain its current fee structure. Fee reductions on existing or new business could have an adverse effect on Oaktree’s profit margins and results of operations. For more information about Oaktree’s fees please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Oaktree often pursues investment opportunities that involve business, regulatory, legal or other complexities.
Oaktree often pursues unusually complex investment opportunities involving substantial business, regulatory or legal complexity that would deter other investment managers. Oaktree’s tolerance for complexity presents risks, as such transactions can be more difficult, expensive and time-consuming to finance and execute; it can be more difficult to manage or realize value from the assets acquired in such transactions; and such transactions sometimes entail a higher level of regulatory scrutiny or a greater risk of contingent liabilities. Any of these risks could harm the performance of Oaktree’s funds.
Technological developments in artificial intelligence could disrupt the markets in which Oaktree operates and subject Oaktree and us to increased competition, legal and regulatory risks and compliance costs.
Technological developments in artificial intelligence, including machine learning technology and generative artificial intelligence (collectively, “AI Technologies”) and their current and potential future applications, including in the private investment and financial sectors, as well as the legal and regulatory frameworks within which they operate, are rapidly evolving. The full extent of current or future risks related thereto is not possible to predict. AI Technologies could significantly disrupt the markets in which Oaktree operates and subject Oaktree and us to increased competition, legal and regulatory risks and compliance costs, which could have a material adverse effect on Oaktree’s business or our business, financial condition and results of operations. Oaktree intends to seek to avail itself of the potential benefits, insights and efficiencies that are available through the use of AI Technologies, which presents a number of potential risks that cannot be fully mitigated. Data in models that AI Technologies utilize are likely to contain a degree of inaccuracy and error, which could result in flawed algorithms. This could reduce the effectiveness of AI Technologies and adversely impact us and our operations to the extent we rely on the work product of such AI Technologies in such operations. There is also a risk that AI Technologies may be misused or misappropriated by Oaktree’s employees and/or third parties engaged by us or Oaktree. For example, a user may input confidential information, including material non-public information or personal information, into AI Technology applications, resulting in such information becoming part of a dataset that is accessible by third-party AI Technology applications and users, including Oaktree’s competitors. Such actions could subject Oaktree and/or us to legal and regulatory investigations and/or actions. Further, Oaktree or we may not be able to control how third-party AI Technologies that Oaktree or we choose to use are developed or maintained, or how data Oaktree or we input is used or disclosed, even where Oaktree has sought contractual protections with respect to these matters. The misuse or misappropriation of Oaktree’s or our data could have an adverse impact on our reputation and could subject Oaktree and/or us to legal and regulatory investigations and/or actions. In addition, Oaktree or we may communicate externally regarding AI Technology-related initiatives, including Oaktree’s development and use of AI Technologies, which subjects Oaktree and us to the risk of being accused of making inaccurate or misleading statements regarding Oaktree’s and our ability to avail ourselves of the potential benefits of AI Technology.
Regulations related to AI Technologies continue to evolve and may also impose on Oaktree and us certain obligations and costs related to monitoring and compliance. For example, in April 2023, the Federal Trade Commission, U.S. Department of Justice, Consumer Financial Protection Bureau, and U.S. Equal Employment Opportunity Commission released a joint statement on artificial intelligence demonstrating interest in monitoring the development and use of automated systems and enforcement of their respective laws and regulations. In October 2023, the former Presidential Administration signed an executive order (the “October 2023 Executive Order”) that established new standards for AI safety and security. However, in January 2025, the current Presidential Administration signed an executive order that rescinded the October 2023 Executive Order and requires the development of an AI action plan that is consistent with the current Presidential Administration’s policy within 180 days. In the EU, a regulation applicable to certain AI Technologies and the data used to train, test and deploy them (the “EU AI Act”) entered into force in August 2024, with most of its obligations applying in phases from 6 to 36 months thereafter. The EU AI Act imposes significant requirements on both the providers and deployers of AI Technologies, and significant sanctions for breaches. Moreover, claims for damages in respect of AI Technologies may also be possible (and in certain jurisdictions, facilitated by revisions to regulations on liability). The costs of preparing for, monitoring and complying with laws and regulations related to AI Technologies, and any claims or penalties as the result of any use of or reliance on AI Technologies, could, if applicable, adversely affect Oaktree, us and/or third parties connected to Oaktree or us (whether directly or indirectly), which could adversely affect our business and results of operations.
Extensive regulation in the United States and abroad affects Oaktree’s activities and creates the potential for significant liabilities and penalties that could adversely affect our business and results of operations.
Potential regulatory action poses a significant risk to our reputation and our business. Oaktree’s business, and by extension our business, is subject to extensive regulation in the United States and in the other countries in which Oaktree’s investment activities occur, including periodic examinations, inquiries and investigations by governmental and self-regulatory organizations in the jurisdictions in which Oaktree operates around the world. Many of these regulators, including U.S. federal and state and foreign government agencies and self-regulatory organizations, are empowered to impose fines, suspensions of personnel or other sanctions, including censure, the issuance of cease-and-desist orders or the suspension or expulsion of applicable licenses and memberships. Even if an investigation did not result in a sanction, or the sanction imposed against us, Oaktree or Oaktree’s personnel were small in monetary amount, adverse publicity relating to the investigation could harm our or Oaktree’s reputation and cause Oaktree to lose existing investors or fail to gain new investors.
Each of the regulatory bodies with jurisdiction over Oaktree or us has regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular activities. A failure to comply with the applicable obligations imposed by the Advisers Act and the Investment Company Act, including recordkeeping, custody, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, could result in investigations, sanctions and reputational damage. Similarly, a failure to comply with the obligations imposed by the Commodity Exchange Act, including recordkeeping, reporting requirements, disclosure obligations and prohibitions on fraudulent activities, could also result in investigations, sanctions and reputational damage. Oaktree’s funds are involved regularly in trading activities that implicate a broad number of U.S. securities law regimes, including laws governing trading on inside information, market manipulation and a broad number of technical trading requirements that implicate fundamental market regulation policies. Violation of these laws could result in severe restrictions on Oaktree’s activities and damage to Oaktree’s reputation and our reputation.
Oaktree’s or our failure to comply with applicable laws or regulations could result in litigation, fines, censure, suspensions of personnel or other sanctions, including revocation of the registration of relevant affiliated entities as an investment adviser, CPO, CTA or registered broker-dealer. The regulations to which Oaktree’s business is subject are designed primarily to protect investors in Oaktree’s funds and to ensure the integrity of the financial markets. They are not designed to protect our preferred unitholders. Even if a sanction imposed against Oaktree or us, one of Oaktree’s or our subsidiaries or Oaktree personnel by a regulator is for a small monetary amount, the adverse publicity related to the sanction could harm our reputation, which in turn could materially adversely affect our or Oaktree’s business in a number of ways, such as causing Oaktree’s investors to redeem their capital (to the extent they have that right), making it harder for Oaktree to raise new funds and discouraging others from doing business with Oaktree.
Some of Oaktree’s funds from time to time invest in businesses that operate in highly-regulated industries, including businesses that are regulated by the U.S. Federal Communications Commission, the U.S. Federal Energy Regulatory Commission, U.S. federal and state banking authorities and U.S. state gaming authorities, as well as equivalent foreign regulatory bodies. The regulatory regimes to which such businesses are subject may, among other things, condition Oaktree’s funds’ ability to invest in those businesses upon the satisfaction of applicable ownership restrictions or qualification requirements or, absent any applicable exemption, require Oaktree or its subsidiaries to comply with registration, reporting or other requirements. Moreover, Oaktree’s failure to obtain or maintain any regulatory approvals necessary for Oaktree’s funds to invest in such industries may disqualify Oaktree’s funds from participating in certain investments or require Oaktree’s funds to divest themselves of certain assets.
Regulatory changes in the United States, regulatory compliance failures and the effects of negative publicity surrounding the financial industry in general could adversely affect our reputation, business and operations.
The business in which we and Oaktree operate both in and outside the United States may be subject to new or additional regulations from time to time. We and Oaktree may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, the CFTC or other U.S. governmental regulatory authorities or self-regulatory organizations that supervise the financial markets and businesses such as Oaktree’s and ours. The financial services industry in recent years has been the subject of heightened scrutiny and the SEC has specifically focused on private equity and the private funds industry. In that connection, in recent years the SEC’s stated examination priorities and published observations from examinations have included, among other things, private equity firms’ collection of fees and allocation of expenses, their marketing and valuation practices, allocation of investment opportunities, investor side letter terms, consistency of firms’ practices with disclosures, handling of material non-public information and insider trading, disclosures of investment risk, conflicts of interest, adherence to notice, consent and other contractual requirements regarding limited partnership advisory committees, fiduciary standards of conduct, financial technologies, and compliance with the SEC’s recently adopted rules, including those referenced herein. In recent years, the SEC has proposed, and in some instances, adopted, a number of new rules and amendments to existing rules that impact our or Oaktree’s business and operations.
For example, the SEC (in May 2023) and the SEC and CFTC jointly (in February 2024) adopted changes to Form PF, a confidential form relating to reporting by private fund advisers and intended to be used by the Financial Stability Oversight Counsel (“FSOC”) for systemic risk oversight purposes, that expand existing reporting obligations. Such increased obligations may increase Oaktree’s costs, including if it is required to spend more time, hire additional personnel, or buy new technology to comply effectively.
The SEC has also proposed several other rules that may impact our or Oaktree’s operations. For example, an October 2022 SEC proposal would, if adopted, impose substantial obligations on registered investment advisers to conduct initial due diligence and ongoing monitoring of a broad universe of service providers that we or Oaktree may use. If adopted, these new rules could significantly increase compliance burdens and associated regulatory costs and complexity for us and Oaktree and enhance the risk of regulatory action, which could adversely impact our reputation and Oaktree’s fundraising efforts, including as a result of regulatory sanctions. Moreover, in February 2023, the SEC proposed extensive amendments to the custody rule for SEC-registered investment advisers which would apply to all assets of an advisory client, including real estate and other assets that generally are not considered securities under the federal securities laws. If adopted, the amendments would require, among other things, that qualified custodians maintain possession of and control of assets of advisory clients and participate in or effectuate any changes of such assets’ beneficial ownership. There is a lack of clarity as to whether all assets held by advisory clients can be custodied in a manner that satisfies the proposed rule or whether existing qualified custodians will provide custodial services for such assets at a reasonable cost or at all. If adopted, these amendments could expose Oaktree’s registered investment advisers to additional regulatory liability, increase compliance costs and impose limitations on Oaktree’s investing activities. Whether such proposed rules will ultimately be adopted, or, if adopted, what the full extent of their impact would be is unclear. The general anticipation is that, if adopted, these proposed rules will increase regulatory and compliance costs, place burdens on Oaktree’s resources, including the time and attention of Oaktree’s personnel, and heighten the risk of regulatory action.
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
In June 2024, the U.S. Supreme Court reversed its longstanding approach under the Chevron doctrine, which provided for judicial deference to regulatory agencies. As a result of this decision, we cannot be sure whether there will be increased challenges to existing agency regulations or how lower courts will apply the decision in the context of other regulatory schemes without more specific guidance from the U.S. Supreme Court. For example, the decision could significantly impact consumer protection, advertising, privacy, artificial intelligence, anti-corruption and anti-money laundering practices and other regulatory regimes with which we, Oaktree and Oaktree’s portfolio companies are or may be required to comply. Any such regulatory developments could result in uncertainty about and changes in the ways such regulations apply to us, Oaktree and Oaktree’s portfolio companies, and may require additional resources to ensure continued compliance. We cannot predict which, if any, of these actions will be taken or, if taken, their effect. Such actions could have a significant adverse effect on our business, financial condition and results of operations.
It is difficult to determine the full extent of the impact on us or Oaktree of any new laws, regulations or initiatives that may be proposed or whether any of the proposals will become law. Any changes in the regulatory framework applicable to our or Oaktree’s business, including the changes described above, may impose additional costs on us, require the attention of Oaktree’s senior management or result in limitations on the manner in which Oaktree and we conduct our businesses. Moreover, as calls for additional regulation have increased, there may be a related increase in regulatory investigations of the trading and other investment activities of alternative asset management funds, including Oaktree’s funds. In addition, Oaktree and we may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. Compliance with any new laws or regulations could make our overall compliance activities more difficult and expensive, affect the manner in which Oaktree and we conduct our businesses and adversely affect our profitability.
Changes in law and government regulations may adversely affect our business, financial condition and results of operations.
The current regulatory environment in the United States may be impacted by future legislative developments, such as amendments to key provisions of the Dodd-Frank Act. Any changes in the regulatory framework applicable to our business, Oaktree’s business or the businesses of the portfolio companies of Oaktree’s funds may impose additional costs or result in limitations on the manner in which business is conducted, or may ultimately have an adverse impact on the competitiveness of certain nonbank financial service providers vis-à-vis traditional banking organizations.
Regulatory changes in jurisdictions outside the United States could adversely affect Oaktree’s business.
Certain of Oaktree’s subsidiaries operate outside the United States. A number of these subsidiaries are regulated by governmental authorities in foreign jurisdictions where they operate. In addition, Oaktree regularly relies on exemptions from various requirements of the regulations of certain foreign countries in conducting its asset management and fundraising activities.
Each of the regulatory bodies with jurisdiction over Oaktree has regulatory powers dealing with many aspects of Oaktree’s business generally and financial services specifically, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular activities. Oaktree is involved regularly in trading activities that implicate a broad number of foreign (as well as U.S.) securities law regimes, including laws governing trading on inside information and market manipulation and a broad number of technical trading requirements that implicate fundamental market regulation policies. Additionally, Oaktree must comply with foreign laws governing the sale of interests in Oaktree’s funds and laws that govern other business activities. Violation of these laws could result in severe penalties, restrictions or prohibitions on Oaktree’s activities and damage to Oaktree’s reputation and our reputation, which in turn could materially adversely affect Oaktree’s or our business in a number of ways, such as causing investors to redeem their capital (to the degree they have that right) from Oaktree’s funds, making it harder for Oaktree to raise new funds and discouraging others from doing business with Oaktree.
SEC rules barring so-called “bad actors” from relying on Rule 506 of Regulation D in private placements could materially adversely affect Oaktree’s business, financial condition and results of operations.
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
If any Oaktree covered person is subject to a disqualifying event, one or more of Oaktree’s funds could lose the ability to raise capital in a Rule 506 offering for a significant period of time. Most of Oaktree’s funds rely on Rule 506 to raise capital from investors during their fundraising periods. If one or more of Oaktree’s funds were to lose the ability to rely on the Rule 506 exemption because an Oaktree covered person has been the subject of a disqualifying event, our business, financial condition and results of operations could be materially and adversely affected.
Oaktree’s failure to comply with “pay to play” regulations implemented by the SEC and certain states, and changes to the “pay to play” regulatory regimes, could adversely affect Oaktree’s business.
In recent years, the SEC and several states have initiated investigations alleging that certain private equity firms and hedge funds or agents acting on their behalf have paid money to current or former government officials or their associates in exchange for improperly soliciting contracts with state pension funds. The SEC has also initiated a similar investigation into contracts awarded by sovereign wealth funds. Rule 206(4)-5 under the Advisers Act addresses “pay to play” practices by investment advisers involving campaign contributions and other payments to government officials able to exert influence on potential U.S. state and local government entity clients. Among other restrictions, the rule prohibits investment advisers from providing advisory services for compensation to a government entity for two years, subject to very limited exceptions, after the investment adviser, its senior executives or its personnel involved in soliciting investments from government entities make contributions to certain candidates and officials in a position to influence the hiring of an investment adviser by such government entity. The rule does not require any showing that a donation was made with intent to exert influence. Any donation that exceeds the limits set forth in Rule 206(4)-5 may lead to an investment adviser being required to forgo compensation from applicable government entities for two years; to the extent such fees have already been paid, the investment adviser may be required to forfeit the already-received compensation. Advisers are required to implement compliance policies designed, among other matters, to track contributions by certain of the adviser’s employees and engagements of third parties that solicit government entities and to keep certain records in order to enable the SEC to determine compliance with the rule. Additionally, California law requires placement agents (including in certain cases employees of investment managers) who solicit funds from California state retirement systems, such as the California Public Employees’ Retirement System and the California State Teachers’ Retirement System, to register as lobbyists, thereby becoming subject to increased reporting requirements and prohibited from receiving contingent compensation for soliciting investments from California state retirement systems. New York has adopted similar rules. In July 2018, OCM reached a settlement with the SEC related to its “pay to play” rules pursuant to which OCM paid a monetary settlement to the SEC and agreed not to violate the rule in the future. Any failure by OCM or another of Oaktree’s affiliated entities or their respective personnel involved in soliciting investment from government entities to comply with these rules could expose Oaktree or us to reputational damage since we are affiliated with OCM. Additionally, the SEC’s amended rules for investment adviser marketing that went into effect in 2022 impose more prescriptive requirements and will impact the marketing of Oaktree’s funds as well as placement agent arrangements globally. Compliance with the new rule may result in higher compliance and operational costs and less overall flexibility in Oaktree’s marketing.
Oaktree’s failure to maintain the security of its information and technology networks, including personal data and client information, intellectual property and proprietary business information could have a material adverse effect on us.
Security breaches and other disruptions of or incidents affecting Oaktree’s information and technology networks could result in compromising our or Oaktree’s information and intellectual property and expose us or Oaktree to significant liability, reputational harm, regulatory investigation and remediation costs, which could cause material harm to our business and financial results. In the ordinary course of our and Oaktree’s business, Oaktree collects, processes and stores sensitive data, including proprietary business information and intellectual property, and personal data of Oaktree employees and its clients, in Oaktree’s data centers and on Oaktree’s networks (including data stored on systems maintained by third parties). The secure processing, maintenance and transmission of this information are critical to our operations. In many cases, this information is provided or made available to third-party vendors who agree to protect it, which has in the past and may in the future become compromised through a cyber-attack or data breach, misappropriation, misuse, leakage, falsification or accidental release or loss of information by Oaktree or a third-party vendor. Although Oaktree and its third-party vendors take various measures and have made, and will continue to make, significant investments in an attempt to ensure the integrity of their respective systems and to safeguard against such failures or security breaches, there can be no assurance that these measures and investments will provide adequate protection. Despite security measures, Oaktree’s and its third-party vendor’s information technology and infrastructure are vulnerable to different types of attacks by third parties or breaches due to employee error, malfeasance or other disruptions. Certain of Oaktree’s funds invest in strategic assets having a national or regional profile or in infrastructure assets, the nature of which could expose them to a greater risk of being subject to a cyberattack or security breach. In addition, we, Oaktree, Oaktree’s employees and Oaktree’s third-party vendors have been and may continue to be the target of fraudulent emails or other targeted attempts to gain unauthorized access to proprietary or sensitive information, including personal data.
There has been an increase in the frequency and sophistication of the data security threats Oaktree faces, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target us or Oaktree because, as an investment management firm, Oaktree holds confidential and other price-sensitive information about the portfolio companies of Oaktree’s funds and their potential investments. As a result, through Oaktree we face a heightened risk of a security breach or disruption with respect to sensitive information resulting from an attack by computer hackers, foreign governments, cyber-terrorists or other bad actors. If successful, these types of attacks on Oaktree’s network or other systems could have a material adverse effect on our business and results of operations, due to, among other things, the loss, unauthorized access to or other misuse of personal, regulated, investor or proprietary data, interruptions or delays in our business and damage to our reputation. We are not currently aware of any current or past cyberattacks or other incidents that, individually or in the aggregate, have materially affected, or would reasonably be expected to materially affect, our or Oaktree’s business strategy operations or financial condition. There can be no assurance that the various procedures and controls Oaktree utilizes to mitigate these threats will be sufficient to prevent or detect disruptions to its systems. Because cyberattacks can originate from a wide variety of sources and the techniques used change frequently and are not recognized until launched, Oaktree may not learn about an attack until well after the attack occurs, and the full scope of a cyberattack may not be realized until an investigation has been performed. The costs related to data security threats or disruptions may not be fully insured or indemnified by other means. In addition, privacy and data security have become a top priority for regulators around the world and a cybersecurity incident impacting our business could result in regulatory scrutiny, investigations or actions.
A significant actual or potential theft, loss, corruption, exposure, fraudulent use or misuse of client, employee or other personal data, regulated or proprietary business data, whether by third parties or as a result of Oaktree’s employee malfeasance or otherwise, non-compliance with our contractual or other legal obligations regarding such data or intellectual property or a violation of Oaktree’s privacy and security policies with respect to such data could result in significant remediation and other costs, fines, litigation or regulatory actions against Oaktree or us. Such an event could additionally disrupt Oaktree’s or our operations and the services Oaktree provides to clients, damage Oaktree’s reputation and our reputation, result in a loss of a competitive advantage, impact our ability to provide timely and accurate financial data, and cause a loss of confidence in Oaktree’s services and our financial reporting, which could adversely affect our business, revenues, competitive position and investor confidence.
Additionally, the General Data Protection Regulation (the “GDPR”) became applicable in all European Union (“EU”) member states on May 25, 2018. This regulation added a broad array of requirements for handling personal data of individuals that are residents of the EU and the processing and transfer of that data from the EU and could impose a fine of up to 4% of global annual revenue or 20 million euros, whichever is higher, for violations. The GDPR has resulted in and will continue to result in significantly greater compliance burdens and costs for companies like Oaktree. Further, due to Brexit (discussed below), Oaktree is required to comply with the GDPR and also the U.K. equivalent (“U.K. GDPR”). The relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear, and any changes will lead to additional costs and increase our overall risk exposure.
In the U.S., the Gramm-Leach-Bliley Act of 1999 (the “GLBA”) imposes privacy requirements on financial institutions, including obligations to protect and safeguard consumers' nonpublic personal information and records, and limits the ability to share and reuse such information. Under the GLBA, beginning in May 2024, the Federal Trade Commission will require financial institutions to report the unauthorized acquisition of unencrypted customer information involving at least five hundred customers, within thirty days of discovery. In December 2023, an SEC rule went into effect which requires us to report within four days on a Form 8-K any cybersecurity incident determined to be material. Material incidents requiring such disclosure include those involving a third party provider. At the state level, California was the first state to pass a comprehensive privacy law when it enacted the California Consumer Privacy Act of 2018 (the “CCPA”), which went into effect on January 1, 2020. The CCPA imposes sweeping data protection obligations on many companies doing business in California and provides for substantial fines for non-compliance and, in some cases, a private right of action for consumers who are victims of data breaches involving their unencrypted personal information. Further, in November 2020, California voters passed the California Privacy Rights and Enforcement Act of 2020 (“CPRA”), which amended and further expanded the CCPA with additional data privacy compliance requirements that may impact our business, and established a regulatory agency dedicated to enforcing those requirements. In March of 2021, Virginia enacted the Virginia Consumer Data Protection Act, creating the second comprehensive U.S. state privacy law, which took effect on January 1, 2023 (the same day CPRA took effect). Many additional states have since also passed comprehensive state privacy laws with additional obligations and requirements on businesses, with many more states considering passing their own similar laws. In 2023, Delaware, Indiana, Iowa, Florida, Montana, Oregon, Tennessee and Texas adopted laws regulating the permitted use and security of certain personal information, and New Jersey became the first state in 2024 to adopt such a law. Further, the U.S. Congress is considering passing a comprehensive privacy law on the federal level. Many regulators, including the Federal Trade Commission, have indicated an intention to take more aggressive enforcement actions regarding data security and data matters, and related private litigation is increasing and resulting in progressively larger judgments and settlements.
It remains unclear how various provisions of these newer laws will be interpreted and enforced. These and other data privacy laws and regulations and their interpretations continue to develop and may be inconsistent from jurisdiction to jurisdiction. The effects of the GDPR and U.K. GDPR, CCPA, and other U.S. state, U.S. federal, and international data privacy laws and regulations are significant and may require Oaktree to modify its data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such laws and regulations.
Interruption of certain information technology, communications systems or data services could disrupt our business, result in losses and/or limit our growth.
We rely on Oaktree’s financial, accounting, communications and other information technology systems. If these systems do not operate properly, are disabled or are compromised, we could suffer financial loss, a disruption of our business, regulatory intervention or reputational damage. Oaktree’s information technology and communications systems are vulnerable to damage or disruption from fire, power loss, telecommunications failure, system malfunctions, natural disasters such as hurricanes, earthquakes and floods, acts of war or terrorism, employee errors or malfeasance, computer viruses, cyberattacks, or other events which are beyond our or Oaktree’s control.
We depend on Oaktree’s headquarters in Los Angeles, where a substantial portion of Oaktree’s personnel are located, for the continued operation of our business. An earthquake, fire or other disaster or a disruption in the infrastructure that supports our business, including a disruption involving electronic communications or other services used by Oaktree or third parties with whom we conduct business, or directly affecting Oaktree’s headquarters, could have a material adverse impact on our ability to continue to operate our business without interruption. Insurance and other safeguards might only partially reimburse us for certain losses, if at all.
In addition, we rely on unaffiliated third party service providers for certain other aspects of our business, including software vendors for portfolio management and accounting software, outside financial institutions for back office processing and custody of securities and third party broker dealers for the execution of trades. An interruption or deterioration in the performance of these third parties or failures of their information systems and technology, over which we have no control, could cause system interruption, delays, loss, corruption or exposure of critical data or intellectual property and impair the quality of the funds’ operations, which could impact our reputation and hence adversely affect our business. These risks could increase as vendors increasingly offer cloud-based software services rather than software services that can be operated within our own data centers. Oaktree’s portfolio companies also rely on data processing systems and the secure processing, storage and transmission of information, including payment and health information. A disruption or compromise of these systems could have a material adverse effect on the value of these businesses. Such an event may have adverse consequences on our investments or assets of the same type, or may require Oaktree’s portfolio companies to increase preventative security measures or expand insurance coverage.
Any such interruption or deterioration in Oaktree’s operations could result in substantial recovery and remediation costs and liability to Oaktree’s clients, business partners and other third parties. While Oaktree has implemented disaster recovery plans, business continuity plans and backup systems designed to lessen the risk of any material adverse impact, such disaster recovery planning may not be sufficient to mitigate the harm and cannot account for all eventualities, and a catastrophic event that results in the destruction or disruption of any of Oaktree’s or our data or critical business or information technology systems could severely affect Oaktree’s or our ability to conduct business operations, and as a result, our future operating results could be materially adversely affected.
Oaktree is subject to substantial litigation risks and may face significant liabilities and damage to its professional reputation as a result.
Oaktree makes investment decisions on behalf of its clients that could result in substantial losses. This may subject Oaktree to the risk of legal liabilities or actions alleging negligence, breach of fiduciary duty, breach of contract or other causes of action. Heightened standards of care or additional fiduciary duties may apply in certain of Oaktree’s managed accounts or other advisory contracts. To the extent Oaktree enters into agreements with clients containing such terms or applicable law mandates a heightened standard of care or duties, Oaktree could, for example, be liable to certain clients for acts of simple negligence or breach of such duties.
Further, Oaktree may be subject to litigation arising from investor dissatisfaction with the performance of Oaktree’s funds or from third-party allegations that Oaktree improperly exercised control or influence over portfolio investments or that Oaktree is liable for actions or inactions taken by portfolio companies that such third parties argue Oaktree controls. In addition, Oaktree and its affiliates that are the investment managers and general partners of Oaktree’s funds, Oaktree’s funds themselves and those individuals who are Oaktree’s affiliates’ or the funds’ officers and directors are each exposed to the risks of litigation specific to the funds’ investment activities and portfolio companies and, in cases where Oaktree’s funds own controlling interests in public companies, to the risk of shareholder litigation by the public companies’ other shareholders. Moreover, Oaktree is exposed to risks of litigation or investigation by investors and regulators relating to Oaktree having engaged, or Oaktree’s funds having engaged, in transactions that presented conflicts of interest that were not properly addressed. Please see also “—Extensive regulation in the United States and abroad affects Oaktree’s activities and creates the potential for significant liabilities and penalties that could adversely affect our business and results of operations.”
Substantial legal liability of Oaktree could materially adversely affect our business, financial condition or results of operations or cause significant reputational harm to Oaktree, which could seriously harm our business. The Oaktree funds in which we directly and indirectly invest depend on Oaktree’s business relationships and reputation for integrity and high-caliber professional services. As a result, allegations of improper conduct asserted by private litigants or regulators, regardless of whether the ultimate outcome is favorable or unfavorable to Oaktree, as well as negative publicity and press speculation about Oaktree, its investment activities or the investment industry in general, whether or not valid, may harm Oaktree’s reputation, which may be more damaging to our business than to other types of businesses.
Oaktree employee misconduct, which is difficult to detect and deter, could subject Oaktree to significant regulatory sanctions and reputational harm. Fraud and other deceptive practices or other misconduct at the portfolio companies of Oaktree’s funds could similarly subject Oaktree or us to liability and reputational damage and also harm our performance.
There have been a number of highly publicized cases involving fraud or other misconduct by individuals in the financial services industry, and there is a risk that Oaktree employees could engage in misconduct that adversely affects our business. Oaktree is subject to a number of obligations and standards arising from its investment management business and the authority over the assets Oaktree manages. The violation of any of these obligations or standards by any of Oaktree’s employees or advisors could adversely affect Oaktree clients and us. Oaktree’s business often requires that Oaktree deal with confidential matters of great significance to companies in which Oaktree’s funds may invest or to Oaktree clients. If Oaktree employees improperly use or disclose confidential information, Oaktree could be subject to regulatory sanctions and suffer serious harm to its reputation, financial position and current and future business relationships. It is not always possible to deter employee misconduct, and the precautions Oaktree takes to prevent this activity may not be effective in all cases. If Oaktree employees engage in misconduct, or if they are accused of misconduct, its business and reputation could be adversely affected, which may cause adverse effects on our business.
Any determination that Oaktree personnel have violated the Foreign Corrupt Practices Act (the “FCPA”), UK anti-bribery laws or other applicable anti-corruption laws could subject Oaktree to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could adversely affect our reputation, business, financial condition or results of operations. Although the current U.S. Presidential administration has signed an executive order to pause, subject to certain exceptions, the initiation of new investigations and enforcement actions under the FCPA, such laws have attracted significant regulatory focus in recent years, including outside of the U.S. For example, the SEC will be responsible for examining investment advisers’ compliance with a U.S. Department of Treasury’s Financial Crimes Enforcement Network (“FinCEN”) rule currently scheduled to go into effect January 2026, that requires registered investment adviser and exempt reporting advisers to, among other measures, adopt an anti-money laundering and countering the financing of terrorism (“AML/CFT”) program, file certain reports with FinCEN and to maintain records related to such activities. The application of these rules would impose significant compliance costs on us. The EU and the U.K. are similarly revising their respective anti-money laundering regimes. The EU’s revised anti-money laundering regime is expected to come into effect as early as June 2026 and the U.K. has also significantly expanded the reach of its anti-bribery laws. While Oaktree has policies and procedures designed to ensure compliance by its personnel with the FCPA, such policies and procedures may not be effective in all instances to prevent violations. In addition, in light of the executive order to pause initiation of new FCPA investigations and enforcement actions in the U.S., other asset managers, particularly those who, unlike Oaktree, are not subject to the anti-corruption laws of a jurisdiction outside of the United States, may implement changes to their FCPA or anti-money laundering policies that would provide such managers access to investment opportunities that may not be available to Oaktree because of its current policies and procedures.
In addition, we may also be adversely affected if there is misconduct by personnel of portfolio companies in which Oaktree’s funds invest. For example, financial fraud or other deceptive practices at such portfolio companies, or failures by personnel at such portfolio companies to comply with anti-bribery, trade sanctions or other legal and regulatory requirements could adversely affect our business and reputation. Such misconduct might undermine our due diligence efforts with respect to such companies and could negatively affect the valuation of Oaktree’s funds’ investments. In addition, we may face increased risk of such misconduct to the extent Oaktree’s funds’ investment in markets outside the United States, particularly emerging markets, increases.
Risks Relating to Oaktree’s Funds
Our results of operations are dependent on the performance of Oaktree’s funds. Poor fund performance will result in reduced revenues. Poor performance of Oaktree’s funds will also make it difficult for Oaktree to retain and attract investors to Oaktree’s funds, to retain and attract qualified professionals and to grow Oaktree’s business. The performance of each fund Oaktree manages is subject to some or all of the following risks.
The historical returns attributable to Oaktree’s funds should not be considered indicative of the future results of Oaktree’s funds or of our future results or of any returns expected on an investment in our preferred units.
The historical returns attributable to Oaktree’s funds should not be considered indicative of the future results of Oaktree’s funds. Poor performance of the funds Oaktree manages will cause a decline in our revenues and would therefore have a negative effect on our operating results.
Moreover, with respect to the historical returns of Oaktree’s funds:
•we may create new funds in the future that reflect a different asset mix and different investment strategies, as well as a varied geographic and industry exposure as compared to Oaktree’s present funds, and any such new funds could have different returns from Oaktree’s existing or previous funds;
•Oaktree’s funds’ returns have previously benefited from investment opportunities and general market conditions that may not repeat themselves, and there can be no assurance that Oaktree’s current or future funds will be able to avail themselves of profitable investment opportunities;

•many of Oaktree’s funds’ historical investments were made over a long period of time and over the course of various market and macroeconomic cycles, and the circumstances under which Oaktree’s current or future funds may make future investments may differ significantly from those conditions prevailing in the past;
•newly established funds may generate lower returns during the period in which they initially deploy their capital;
•Oaktree’s funds may not be able to successfully identify, make and realize upon any particular investment or generate returns for their investors; and
•any material increase or decrease in the size of Oaktree’s funds could result in materially different rates of returns.
The future internal rate of return for any current or future fund may vary considerably from the historical internal rate of return generated by any particular fund, or for Oaktree’s funds as a whole. In addition, future returns will be affected by the applicable risks described elsewhere in this annual report, including risks of the industries and businesses in which a particular fund invests. Moreover, the Company’s investment income earned from Brookfield’s equity method investment in Oaktree Capital I generally reflects only one-third of the incentive income attributable to Oaktree Capital I in respect of Oaktree’s closed-end funds established in 2022 or later and in respect of incentive income from Oaktree’s evergreen funds earned subsequent to January 1, 2023.
Certain of Oaktree’s funds make investments in distressed businesses that involve significant risks and potential additional liabilities.
Certain of Oaktree’s funds invest in obligors and issuers with weak financial conditions, poor operating results, substantial financing needs, negative net worth or significant competitive issues and/or securities that are illiquid, distressed or have other high-risk features. These funds also invest in obligors and issuers that are involved in bankruptcy or reorganization proceedings. In these situations, it may be difficult to obtain full information as to the exact financial and operating conditions of these obligors and issuers. Furthermore, some of Oaktree’s funds’ distressed debt investments may not be widely traded or may have no recognized market. Depending on the specific fund’s investment profile, a fund’s exposure to the investments may be substantial in relation to the market for those investments, and the acquired assets are likely to be illiquid and difficult to transfer. As a result, it may take a number of years for the market value of the investments to ultimately reflect their intrinsic value as Oaktree perceives it.
A central strategy of Oaktree’s opportunistic credit funds, for example, is to anticipate the occurrence of certain corporate events, such as debt or equity offerings, restructurings, reorganizations, mergers, takeover offers and other transactions. If the relevant corporate event that Oaktree anticipates is delayed, changed or never completed, the market price and value of the applicable fund’s investment could decline sharply.
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
Certain of Oaktree’s funds may be subject to risks arising from potential control group liability.
Certain of Oaktree’s investment funds could potentially be liable under U.S. Employee Retirement Income Security Act of 1974 ("ERISA") for the pension obligations of one or more of Oaktree’s portfolio companies if the investment fund were determined to be a "trade or business" under ERISA and deemed part of the same "controlled group" as the portfolio company under ERISA’s controlled group rules. While a number of cases have held that managing investments is not a “trade or business” for tax purposes, at least one federal Circuit Court has determined that a private equity fund could be a “trade or business” for ERISA controlled group liability purposes based on a number of factors, including the fund’s level of involvement in the management of its portfolio companies and the nature of its management fee arrangements. Litigation related to the Circuit Court’s decision suggests that additional factors may be relevant, including the structure of the investment and the nature of the fund’s relationship with other affiliated investors and co-investors in the portfolio company.

If any of Oaktree’s funds were determined to be a trade or business for purposes of ERISA controlled group liability, it is possible that pension liabilities incurred by a portfolio company could result in liability being incurred by the fund, with a resulting need for additional capital contributions, the appropriation of such fund’s assets to satisfy such pension liabilities and/or the imposition of a lien by the PBGC on certain fund assets. Moreover, regardless of whether any of Oaktree’s funds were determined to be a trade or business for purposes of ERISA controlled group liability, a court might hold that one of Oaktree’s fund’s portfolio companies is jointly and severally liable for another portfolio company’s unfunded pension liabilities pursuant to the ERISA “controlled group” rules, depending upon the relevant investment structures and ownership interests as noted above.
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
Valuation methodologies for certain assets in Oaktree’s funds can be subject to significant subjectivity, and the values of assets established pursuant to the methodologies may never be realized.
Oaktree’s funds make investments for which market quotations are not readily available, and thus the process by which Oaktree value such investments involves inherent uncertainties. Oaktree is required by GAAP to make good faith determinations as to the fair value of these investments on a quarterly basis in connection with the preparation of Oaktree’s funds’ financial statements.
There is no single method for determining fair value in good faith. The types of factors that may be considered when determining the fair value of an investment in a particular company include acquisition price of the investment, discounted cash flow valuations, historical and projected operational and financial results for the company, the strengths and weaknesses of the company relative to its comparable companies, industry trends, general economic and market conditions, information with respect to offers for the investment, the size of the investment (and any associated control) and other factors deemed relevant. Because valuations of investments for which market quotations are not readily available are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, determinations of fair value may differ materially from the values that would have resulted if a ready market had existed. Even if market quotations are available for Oaktree’s investments, the quotations may not reflect the value that Oaktree would actually be able to realize because of various factors, including the possible illiquidity associated with a large ownership position, subsequent illiquidity in the market for a company’s securities, future market price volatility or the potential for a future loss in market value based on poor industry conditions or the market’s view of overall company and management performance.
Because there is significant uncertainty in the valuation of, or in the stability of the value of, illiquid investments, the fair values of such investments as reflected in a fund’s NAV do not necessarily reflect the prices that would actually be obtained on behalf of the fund when such investments are sold. Sales at values significantly lower than the values at which investments have previously been reflected in a fund’s NAV may result in losses for the applicable fund and the loss of incentive income that may have been accrued by the applicable fund.
Oaktree’s funds make investments in companies that are based outside the United States, which exposes us to additional risks not typically associated with investing in companies that are based in the United States.
Many of Oaktree’s funds invest a portion of their assets in the equity, debt, loans or other securities of issuers located outside the United States, while certain of Oaktree’s funds invest substantially all of their assets in these types of securities. Investments in securities outside the United States involve certain factors not typically associated with investing in U.S. securities, including risks relating to:

•a fund’s ability to exchange local currencies for U.S. dollars and other currency exchange matters, including fluctuations in currency exchange rates and costs associated with conversion of investment principal and income from one currency into another;
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
•certain economic and political risks, including potential exchange control regulations and restrictions on investments and repatriation of capital, potential political, economic or social instability, the possibility of nationalization or expropriation or confiscatory taxation and adverse economic and political developments; and
•the possible imposition of non-U.S. taxes or withholding on income and gains recognized with respect to the securities.
There can be no assurance that adverse developments with respect to these risks will not adversely affect Oaktree’s funds that invest in securities of non-U.S. issuers.
We have made and expect to continue to make significant investments in Oaktree’s current and future funds, and we may lose money on some or all of our investments.
We have had a practice of making significant principal investments in Oaktree funds and expect to continue to make significant principal investments in Oaktree’s funds both directly and indirectly through Oaktree Capital I and we or Oaktree Capital I may increase the amount we invest at any time. Further, from time to time Oaktree Capital I makes loans or otherwise extends credit or guarantees to Oaktree’s funds. Contributing capital, making other investments or extending credit to these funds is risky, and we and/or Oaktree Capital I may lose some or all of these investments. Any such loss could have a material adverse impact on our financial condition and results of operations whether directly or through its impact on Oaktree Capital I.
Oaktree’s funds often invest in companies that are highly leveraged, a fact that may increase the risk of loss associated with the investments.
Oaktree’s funds often invest in companies whose capital structures involve significant leverage. These investments are inherently more sensitive to declines in revenues and to increases in expenses and interest rates. The leveraged capital structures of these companies place significant burdens on their cash flows and increases the exposure of Oaktree’s funds to adverse economic factors such as downturns in the economy or deterioration in the condition of the portfolio company or its industry. Additionally, the securities acquired by Oaktree’s funds may be the most junior in what could be a complex capital structure and thus subject the funds to the greatest risk of loss in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of one of these companies.
The use of leverage by Oaktree’s funds could have a material adverse effect on our financial condition, results of operation and cash flow.
Some of Oaktree’s funds use leverage (including through credit facilities, swaps and other derivatives) as part of their respective investment programs and may borrow a substantial amount of capital. The use of leverage poses a significant degree of risk and can enhance the magnitude of a significant loss in the value of the investment portfolio. To the extent that any fund leverages its capital structure, it is subject to the risks normally associated with debt financing, including the risk that its cash flows will be insufficient to meet principal and interest payments, which could significantly reduce or even eliminate the value of such fund’s investments. In addition, the interest expense and other costs incurred in connection with such leverage may not be recovered by the appreciation in the value of any associated securities or bank debt and will be lost – and the timing and magnitude of such losses may be accelerated or exacerbated – in the event of a decline in the market value of such securities or bank debt. In addition, such funds may be subject to margin calls or acceleration in the event of a decline in the value of the posted collateral. To meet liquidity needs as a result of margin calls or acceleration, Oaktree Capital I may elect to invest additional capital into or loan money to such funds. Any such investment or loan would be subject to the risk of loss. In addition, if Oaktree were to elect to enforce its rights against any fund with respect to a loan to such fund, Oaktree may damage its relationships with its investors and have difficulty raising additional capital. Any of the foregoing circumstances could have a material adverse effect on our financial condition, results of operations and cash flow.
Changes in the debt financing markets and higher interest rates may negatively impact the ability of Oaktree’s funds and their portfolio companies to obtain attractive financing for their investments or refinance existing debt and may increase the cost of such financing if it is obtained, leading to lower-yielding investments and potentially decreasing our investment income.
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
If Oaktree’s funds are unable to obtain committed debt financing or can only obtain debt at an increased interest rate or on other less advantageous terms, such funds’ investment activities may be restricted and their profits may be lower than they would otherwise have achieved, either of which could lead to a decrease in the investment income earned by us. Similarly, the portfolio companies owned by Oaktree’s funds regularly utilize the corporate debt markets to obtain financing for their operations. To the extent that credit markets render such financing difficult or more expensive to obtain, the operating performance of those portfolio companies and therefore the investment returns on Oaktree’s funds may be negatively impacted. In addition, to the extent that the then-current markets make it difficult or impossible to refinance debt or extend maturities on outstanding debt, a portfolio company may be unable to repay such debt at maturity and may be forced to sell assets, undergo a recapitalization or seek bankruptcy protection. Any of the foregoing circumstances could impair the value of Oaktree’s funds’ investments in those portfolio companies and have a material adverse effect on our financial condition, results of operations and cash flow.
Oaktree’s funds are subject to risks in using prime brokers, custodians, counterparties, administrators, other agents and third-party service providers.
Many of Oaktree’s funds depend on the services of prime brokers, custodians, counterparties, administrators and other agents and third-party service providers to carry out certain securities and derivatives transactions and other business functions. The terms of these contracts are often customized and complex, and many of these arrangements occur in markets or relate to products that are subject to limited or no regulatory oversight. In particular, some of Oaktree’s funds utilize prime brokerage arrangements with a relatively limited number of counterparties, which has the effect of concentrating the transaction volume (and related counterparty default risk) of such funds with these counterparties.
Oaktree’s funds are subject to the risk that the counterparty to one or more of these contracts defaults, either voluntarily or involuntarily, on its performance under the contract. Any such default may occur suddenly and without notice to us. Moreover, if a counterparty defaults, Oaktree’s funds may be unable to take action to cover their exposure, either because they lack contractual recourse or because market conditions make it difficult to take effective action. This inability could occur in times of market stress, which is when defaults are most likely to occur.
In addition, risk-management models that Oaktree may employ from time to time may not accurately anticipate the impact of market stress or counterparty financial condition, and as a result, Oaktree may not have taken sufficient action to reduce risks effectively. Default risk may arise from events or circumstances that are difficult to detect, foresee or evaluate. In addition, concerns about, or a default by, one large participant could lead to significant liquidity problems for other participants, which may in turn expose us to significant losses.
In the event of a counterparty default, particularly a default by a major investment bank, one or more of Oaktree’s funds could incur material losses, and the resulting market impact of a major counterparty default could harm our business, results of operation and financial condition.

In the event of the insolvency of a prime broker, custodian, counterparty or any other party that is holding assets of Oaktree’s funds as collateral, Oaktree’s funds might not be able to recover equivalent assets in full as they will rank among the prime broker’s, custodian’s or counterparty’s unsecured creditors in relation to the assets held as collateral. In addition, Oaktree’s funds’ cash held with a prime broker, custodian or counterparty generally will not be segregated from the prime broker’s, custodian’s or counterparty’s own cash, and Oaktree’s funds may therefore rank as unsecured creditors in relation thereto.
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
Our ability to pay quarterly distributions on the preferred units will be subject to, among other things, general business conditions, our financial results, restrictions under the terms of any indebtedness we may incur or senior units we may issue, Oaktree Capital I’s existing and future indebtedness or senior equity securities, and our and Oaktree Capital I’s liquidity needs. Any reduction or discontinuation of quarterly distributions could cause the market price of the preferred units to decline significantly. Accordingly, the preferred units may trade at a discount to their purchase price.
If we, including any service organizations that we use, fail to maintain effective internal controls over our financial reporting in the future, the accuracy and timing of our financial reporting may be adversely affected.
The Sarbanes-Oxley Act requires, among other things, that as a public company we maintain effective internal control over financial reporting and disclosure controls and procedures. We are required under Section 404 to provide an annual management assessment of the effectiveness of our internal controls over financial reporting. Following the 2019 Restructuring, we are no longer required to include in our annual reports an opinion from our independent registered public accounting firm addressing its assessment of such controls. To maintain and improve the effectiveness of our disclosure controls and procedures, significant resources and management oversight are required. We have implemented and continue to implement procedures and processes to address the standards and requirements applicable to public companies.
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
Distributions on each of the Series A preferred units and Series B preferred units are discretionary and non-cumulative. Holders of each series of our preferred units will only receive distributions when, as and if declared by our board of directors. Consequently, if the board of directors does not authorize and declare a distribution for a distribution period, holders of each of our preferred units would not be entitled to receive any distribution for such distribution period, and such unpaid distribution will not be payable in such distribution period or in later distribution periods. We will have no obligation to pay distributions for a distribution period if our board of directors does not declare such distribution before the scheduled record date for such period, whether or not distributions are declared or paid for any subsequent distribution period with respect to our outstanding preferred units or any other preferred units we may issue in the future. This may result in holders of our preferred units not receiving the full amount of distributions that they expect to receive, or any distributions, and may make it more difficult to resell our preferred units, or to do so at a price that the holder finds attractive. Our board of directors may, in its sole discretion, determine to suspend distributions on our outstanding preferred units, which may have a material adverse effect on the market price of those units. There can be no assurances that our operations will generate sufficient cash flows to enable us to pay distributions on our preferred units. Our financial and operating performance is subject to prevailing economic and industry conditions and to financial, business and other factors, many of which are beyond our control.
Risks Relating to Our Organization and Structure
We have an indirect economic interest in only a portion of the Oaktree Operating Group, which may negatively impact our ability to pay distributions on our preferred units.
Following the 2022 Restructuring, the only entity within the Oaktree Operating Group in which we have an indirect economic interest is Oaktree Capital I. As a result of the 2024 Restructuring, the Company no longer consolidates the operations of Oaktree Capital I, but rather accounts for the Company’s approximately 72% interest in Oaktree Capital I under the equity method of accounting. As such, subsequent to the 2024 Restructuring, the Company’s revenue is primarily the investment income earned from (i) limited partner investments in certain of Oaktree’s flagship opportunistic funds, (ii) an equity method investment in Oaktree Capital I, and (iii) an indirect ownership in Brookfield REIT. Please see “Item 1. Business—Structure and Operation of our Business.”
We hold a limited partner interest in, and made a capital commitment of, $750.0 million to Oaktree Opportunities Fund XI, L.P., a parallel investment vehicle thereof or a feeder fund in respect of one of the foregoing (such limited partner interest, the “Opps XI Investment” and such fund entities collectively, “Opps XI”). In order to fund the Opps XI Investment, our sole Class A unitholder, or one of its affiliates, contributes cash as a capital contribution (the “Opps XI Investment Cash”) as and to the extent required to satisfy our obligations to Opps XI. We will use the Opps XI Investment Cash solely to fund the Opps XI Investment and satisfy our obligations in respect of Opps XI. Distributions from the Opps XI Investment are intended for the benefit of the Class A unitholder, subject to applicable law. Our preferred unitholders should not rely on distributions received by us in respect of our Opps XI Investment for payment of distributions on or redemption of the preferred units. As of December 31, 2024, the Company has funded in the aggregate $637.5 million of the $750.0 million capital commitment. $379.0 million of the investment interest was pledged as collateral for two non-recourse credit facilities of an affiliate. The potential exposure is limited to the pledged interests.
In addition, we hold a limited partner interest in, and made a capital commitment of, $750.0 million to Oaktree Opportunities Fund XII, L.P., a parallel investment vehicle thereof or a feeder fund in respect of one of the foregoing (such limited partner interest, the “Opps XII Investment” and such fund entities collectively, “Opps XII”). In order to fund the Opps XII Investment, our sole Class A unitholder, or one of its affiliates, contributes cash as a capital contribution (the “Opps XII Investment Cash”) as and to the extent required to satisfy our obligations to Opps XII. We will use the Opps XII Investment Cash solely to fund the Opps XII Investment and satisfy our obligations in respect of Opps XII. Distributions from the Opps XII Investment are intended for the benefit of the Class A unitholder, subject to applicable law. Our preferred unitholders should not rely on distributions received by us in respect of our Opps XII Investment for payment of distributions on or redemption of the preferred units. As of December 31, 2024, the Company has funded in the aggregate $53.3 million of the $750.0 million capital commitment.
The distributions to holders of the Series A and Series B preferred units have been, and are expected to continue to be, generally serviced by distributions we receive from Oaktree Capital I. There can be no assurances that the distributions we receive from Oaktree Capital I will generate sufficient cash flows to enable us to pay distributions on our preferred units.
If we or any of Oaktree’s private funds were deemed an investment company under the Investment Company Act, applicable restrictions could make it impractical for us to continue our business or for Oaktree to continue such funds as contemplated and could have a material adverse effect on our business.
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
The Investment Company Act and the rules thereunder contain detailed parameters for the organization and operation of investment companies. Among other things, the Investment Company Act and the rules thereunder limit or prohibit transactions with affiliates, impose limitations on the issuance of debt and equity securities, generally prohibit the issuance of options and impose certain governance requirements. Oaktree and we intend to conduct our respective operations so that Oaktree and we will not be deemed to be an investment company under the Investment Company Act. While Oaktree does advise or sub-advise funds that are registered under the Investment Company Act, Oaktree operates its private funds so that they are not deemed to be investment companies that are required to be registered under the Investment Company Act. If anything were to happen that would cause us to be deemed to be an investment company under the Investment Company Act or that would require us to register its private funds under the Investment Company Act, requirements imposed by the Investment Company Act, including limitations on capital structure, ability to transact business with affiliates and ability to compensate senior employees, could make it impractical for us to continue our business as currently conducted or Oaktree to continue management of its private funds as currently conducted, impair the agreements and arrangements between and among OCGH, us, Oaktree’s private funds and Oaktree’s senior management, or any combination thereof, and materially adversely affect our business, financial condition and results of operations. In addition, we may be required to limit the amount of investments that we make as a principal or otherwise conduct our business in a manner that does not subject us to the registration and other requirements of the Investment Company Act.
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
We are a limited liability holding company and have no independent means of generating revenues. In connection with the issuance of our preferred units, Oaktree Capital I issued ”mirror” preferred units to a holding company in which we indirectly own an interest to correspond with each series of our preferred units. The terms of the mirror preferred units state that, subject to certain exceptions, no distributions may be declared or paid with respect to the common units of Oaktree Capital I until distributions have been declared and paid or declared and set aside with respect to each series of mirror preferred units and the series of our preferred units to which they correspond. Accordingly, our ability to receive distributions from Oaktree Capital I may be impaired to the extent Oaktree Capital I has not declared and paid or declared and set aside distributions on each series of mirror preferred units.
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
Holders of preferred units who do not hold the units through the record date for a distribution may be allocated gross ordinary income even though no distribution is received..
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
A third party Managed Security Service Provider (MSSP) manages Oaktree’s Security Operations Center to provide 24/7 monitoring of its global systems and to coordinate the investigation of alerts of potential security incidents. Alerts are then escalated to the Oaktree Cybersecurity team for investigation and remediation, if necessary. Cyber partners are a key part of Oaktree’s cybersecurity infrastructure. Oaktree partners with leading cybersecurity companies and organizations, leveraging third-party technology and expertise. Oaktree engages with these partners to monitor and maintain the performance and effectiveness of products and services that are deployed in Oaktree’s environment. A Managing Director in Oaktree’s information technology department heads Oaktree’s cybersecurity team. This individual reports to Oaktree’s Chief Information Officer, and is responsible for assessing and managing Oaktree’s cyber risk management program, informs senior management regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents and supervises such efforts. The cybersecurity team has decades of collective experience selecting, deploying and operating cybersecurity technologies, initiatives and processes and relies on threat intelligence as well as other information obtained from governmental, public and private sources, including external consultants engaged by Oaktree.
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

Item 2. Properties
We do not directly own or lease any real property. Our principal executive offices are located in office space leased by OCM at 333 South Grand Avenue, 28th Floor, Los Angeles, California 90071. OCM also leases office space elsewhere in the United States. OCM Cayman leases office space in Europe, the Middle East, Asia and Australia. Certain affiliates of Oaktree’s managed funds lease office space in Europe and Asia. We consider our facilities to be suitable and adequate for the management and operation of our business.
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
Our Class A units are not listed on a securities exchange. The number of holders of record of our Class A units as of March 20, 2025 was one.
Equity Compensation Plan Information
The following table sets forth information concerning the awards that may be issued under the Amended and Restated 2011 Equity Incentive Plan (the “2011 Plan”) as of December 31, 2024.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	21,878,516	—	2,138,697
Total (3)	21,878,516	—	2,138,697

(1)    Reflects the aggregate number of OCGH units, Class A units, OEP units, OEP II units, and phantom units granted under the 2011 Plan as of December 31, 2024.
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
(3)    As of December 31, 2024, 4,929,054 OCGH units have been granted under the 2007 Plan. However, such amounts are not reflected in this table because our board of directors has resolved that the administrator of the 2007 Plan will no longer grant awards under the 2007 Plan.
Unregistered Sales of Equity Securities and Purchases of Equity Securities in the Fourth Quarter of 2024
None.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements of Brookfield Oaktree Holdings, LLC and the related notes included within this annual report. For a discussion and analysis of historical periods ended before January 1, 2023, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2023. This discussion contains forward-looking statements that are subject to risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. The factors listed under “Risk Factors” and “Forward-Looking Statements” in this annual report provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in any forward-looking statements.

Business Overview
Brookfield Oaktree Holdings, LLC holds Credit, Real Estate and Equity investments managed by leading alternative asset management firms Oaktree Capital Management, L.P. and Brookfield Asset Management Ltd. The Company both directly invests in funds and has indirect exposure through its approximately 72% economic interest in Oaktree Capital I, L.P. (“Oaktree Capital I”), which holds a majority of Oaktree’s investments in its funds.

Brookfield Oaktree Holdings, LLC is a Delaware limited liability company that was formed on April 13, 2007 under the name Oaktree Capital Group, LLC. The Company’s ownership and operational structure through December 31, 2024 are the result of certain mergers and restructurings. The Company’s holdings and operations currently primarily represent (i) limited partner investments in certain of Oaktree’s flagship opportunistic credit funds, (ii) an approximately 72% economic interest in Oaktree Capital I, which holds a majority of Oaktree’s investments in its funds, and (iii) an indirect ownership interest in Brookfield Real Estate Income Trust Inc. (“Brookfield REIT”). The Company is the issuer of the Series A and Series B preferred units listed on the NYSE.
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

The results of the Company are largely driven by the performance of certain funds and other investments held directly or indirectly by Oaktree Capital I, which is one of the key operating entities of Oaktree, and managed by Oaktree. The distributions to holders of the Series A and Series B preferred units listed on the NYSE are generally serviced by the distributions from Oaktree Capital I, and payments to the preferred unitholders must be satisfied prior to declaration of any distributions to Class A or Class B unitholders, subject to the terms of the Series A and Series B preferred units and certain limitations and exceptions set forth therein.
OCM provides certain administrative and other services relating to the operations of the Company’s business pursuant to the Services Agreement between the Company and OCM.
Business Environment and Developments

The Company and Oaktree are affected by a wide range of factors, including the condition of the global economy and financial markets; the relative attractiveness of Oaktree’s investment strategies and investors’ demand for them; and regulatory or other governmental policies or actions. Global economic conditions can significantly impact the values of fund investments and the ability to make new investments or sell existing investments for these funds. Historically, however, Oaktree’s diversified nature, of both investment strategies and revenue mix, has generally allowed it to benefit from both strong and weak economic environments. Weak economies and the declining financial markets that typically accompany them tend to dampen revenues from asset-based management fees, investment realizations or price appreciation, but their prospect can present opportunities to raise relatively larger amounts of capital for certain strategies, especially opportunistic credit. Additionally, weak financial markets may also present more opportunities for funds to make investments at reduced prices. Conversely, strong financial markets generally increase the value of fund investments, which typically create favorable exit opportunities that enhance the prospect for incentive income and fund-related realized investment income proceeds for Oaktree and enhance the prospect for investment income for us.
The ongoing Russia-Ukraine conflict, including global sanctions imposed on Russia, and conflict in the Middle East, create continued uncertainty and volatility in the global financial markets and economy and, as a result, may adversely impact Oaktree’s businesses and its funds’ and their respective portfolio companies’ business. As of the date of this filing, we are not aware of any material risk to the stability of our consolidated financial statements caused by the Russia-Ukraine conflict or the conflict in the Middle East or the materiality of any effect such uncertainties may have on our business and operations.
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

As a result of the 2024 Restructuring, effected to facilitate the change of the general partner of Oaktree Capital I, the Company no longer indirectly controls Oaktree Capital I. Therefore, Oaktree Capital I was deconsolidated as of July 1, 2024. As such, certain Oaktree funds and CLOs which were consolidated by Oaktree Capital I are no longer consolidated by the Company. The Company continues to consolidate the respective vehicles through which interests are held in Oaktree Opportunities Fund XI, L.P. and Oaktree Opportunities Fund XII, L.P. as the Company remains the primary beneficiary.
Revenues
We earn interest and dividend income which is primarily earned by our consolidated funds from their investment holdings.

Historically, we had the potential to earn incentive income from many of the closed-end funds and certain evergreen funds managed by Oaktree in Oaktree Capital I’s capacity as the general partner of those funds. These closed-end funds generally provided that we received incentive income only after we had returned to Oaktree’s investors all of their contributed capital plus an annual preferred return, typically 8%. Once this occurred, we generally received as incentive income 80% of all distributions otherwise attributable to Oaktree’s investors, and those investors received the remaining 20% until we had received, as incentive income, 20% of all such distributions in excess of the contributed capital from the inception of the fund. Thereafter, all such future distributions attributable to Oaktree’s investors were distributed 80% to those investors and 20% to us as incentive income. As a result of the 2022 Restructuring, we were generally only entitled to earn one-third of the incentive income attributable to Oaktree Capital I in respect of Oaktree’s closed-end funds established in 2022 or later and in respect of incentive income from Oaktree’s evergreen funds earned subsequent to January 1, 2023. We were generally earning 100% of the incentive income attributable to Oaktree Capital I in respect of Oaktree’s closed-end funds established prior to 2022. Subsequent to the 2024 Restructuring, the Company no longer earns incentive income as a result of the deconsolidation of Oaktree Capital I. Rather the economics resulting from Oaktree Capital I’s right to earn incentive income are reflected in the Company’s results through investment income earned from the Company’s approximately 72% equity method investment in Oaktree Capital I.

We earn revenue from investment income, which represents our pro-rata share of income or loss from our investments. Historically, investment income was generally from Oaktree Capital I’s capacity as general partner in Oaktree funds and as an investor in Oaktree’s CLOs and third-party managed funds and companies. Subsequent to the 2024 Restructuring, we no longer earn investment income from the direct fund-related holdings of Oaktree Capital I. Rather the economics resulting from Oaktree Capital I’s investments are reflected in the Company’s investment income earned from the Company’s approximately 72% equity method investment in Oaktree Capital I.
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

Subsequent to the 2022 Restructuring, general and administrative expenses generally included costs related to outside auditors, tax professionals, derivative and hedging activity, and other general items related directly to the Company’s operations. Subsequent to the 2024 Restructuring and deconsolidation of Oaktree Capital I, the Company no longer directly incurs costs related to derivative and hedging activity.
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
Interest Expense
Interest expense has historically primarily reflected the interest expense of the consolidated funds, as well as the interest expense of Oaktree and its operating subsidiaries. Subsequent to the 2022 Restructuring, our financial statements reflected debt obligations, interest expense or related liabilities associated with our operating subsidiary when Oaktree Capital I directly borrowed under Oaktree’s credit agreements, issued private placement notes or entered into another debt arrangement. Subsequent to the 2024 Restructuring, as a result of the deconsolidation of Oaktree Capital I, the Company no longer records interest expense for debt obligations of Oaktree Capital I or funds that were consolidated due to interests held by Oaktree Capital I.

Other Income (Loss)
Net Realized Gain (Loss) on Consolidated Funds’ Investments
Net realized gain (loss) on consolidated funds’ investments consists of realized gains and losses arising from dispositions of investments held by Oaktree’s consolidated funds.
Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments reflects both unrealized gains and losses on investments held by Oaktree’s consolidated funds and the reversal upon disposition of investments of unrealized gains and losses previously recognized for those investments.

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
•Net Income Attributable to Non-controlling Interests in Consolidated Funds. This category represents the economic interests of the unaffiliated investors in the consolidated funds. The net income of these interests is primarily driven by the investment performance of the consolidated funds. In comparison to net income, this measure excludes our operating results and other items solely attributable to the Company. Following the 2024 Restructuring, with the deconsolidation of Oaktree Capital I, we no longer reflect the economic interest owned by other investors in the funds consolidated by Oaktree Capital I as noncontrolling interests; and,

•Net Income Attributable to Non-controlling Interests in Consolidated Subsidiaries. This category primarily represents the economic interest in the Oaktree Operating Group owned by OCGH and OEP (“OCGH and other non-controlling interest”), as well as the economic interest in certain consolidated subsidiaries held by third parties. Subsequent to the 2022 Restructuring, this category included only the OCGH and other non-controlling interest in Oaktree Capital I. The OCGH and other non-controlling interest was determined at the Oaktree Operating Group level based on the weighted average proportionate share of Oaktree Operating Group units held by OCGH and other unitholders. Inasmuch as the number of outstanding Oaktree Operating Group units corresponded with the total number of outstanding Class A, OCGH and OEP units, changes in the economic interest held by the OCGH and other unitholders were driven by additional issuances of our Class A units and driven by additional issuances of OCGH, OEP and OEP II units, as well as repurchases and forfeitures of, and exchanges between, Class A, OCGH, OEP and OEP II units. Certain of our expenses, such as income tax and related administrative expenses of Brookfield Oaktree Holdings, LLC and the holding companies through which we hold interests in Oaktree Capital I, were solely attributable to the Class A unitholders. Please see note 11 to our consolidated financial statements included elsewhere in this annual report for additional information on the economic interest in the Oaktree Operating Group owned by OCGH. Subsequent to the 2024 Restructuring, we no longer reflect the economic interest owned by OCGH and OEP as noncontrolling interests.
Net Income Attributable to Preferred Unitholders
This category represents distributions declared, if any, on our preferred units. Please see note 11 to our consolidated financial statements for more information.

GAAP Consolidated Results of Operations

The following table sets forth our audited consolidated statements of operations:

	Year Ended December 31,
	2024	2023	2022
	(in thousands, except per unit data)
Revenues:
Management fees	$—	$—	$224,141
Interest and dividend income	490,389	348,801	557,844
Incentive income	117,529	267,325	268,452
Investment income	170,032	72,664	51,265
Total revenues	777,950	688,790	1,101,702
Expenses:
Compensation and benefits	(1,009)	(675)	(142,079)
Equity-based compensation	—	—	(6,566)
Incentive income compensation	(22,168)	(134,837)	(94,427)
General and administrative	(3,182)	(5,556)	(24,512)
Depreciation and amortization	—	—	(1,581)
Consolidated fund expenses	(81,066)	(65,768)	(77,978)
Interest expense	(99,773)	(50,272)	(248,401)
Total expenses	(207,198)	(257,108)	(595,544)
Other income (loss):
Net realized gain (loss) on consolidated funds’ investments	65,644	79,420	(13,114)
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	150,666	29,064	(15,023)
Total other income (loss)	216,310	108,484	(28,137)
Income before income taxes	787,062	540,166	478,021
Income taxes	—	—	(14,931)
Net income	787,062	540,166	463,090
Less:
Net income loss attributable to non-controlling interests in consolidated funds	(417,901)	(245,928)	(190,905)
Net income loss attributable to non-controlling interests in consolidated subsidiaries	(61,637)	(73,061)	(68,539)
Net income attributable to Brookfield Oaktree Holdings, LLC	307,524	221,177	203,646
Net income attributable to preferred unitholders	(27,316)	(27,316)	(27,316)
Net income attributable to Brookfield Oaktree Holdings, LLC Class A unitholders	$280,208	$193,861	$176,330

Distributions declared per Class A unit	$2.84	$1.00	$1.86
Net income per Class A unit (basic and diluted):
Net income per Class A unit	$2.45	$1.80	$1.73
Weighted average number of Class A units outstanding	114,452	107,590	102,043

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
Revenues
Interest and Dividend Income
Interest and dividend income increased $141.6 million, or 40.6%, to $490.4 million for the year ended December 31, 2024, from $348.8 million for the year ended December 31, 2023. The increase was primarily attributable to increases in income from our investments in Opps XI and Opps XII, partially offset by the decrease in income due to deconsolidation of Oaktree Capital I as a result of the 2024 Restructuring.
Incentive Income
Incentive income decreased $149.8 million, or 56.0%, to $117.5 million for the year ended December 31, 2024, from $267.3 million for the year ended December 31, 2023. The decrease was primarily due to the 2024 Restructuring, whereby we no longer earn incentive income due to the deconsolidation of Oaktree Capital I.

Investment Income
A summary of investment income is set forth below:

	Year Ended December 31,
	2024	2023
Income (loss) from investments in funds:	(in thousands)
Oaktree funds:
Credit	$149,504	$175,692
Equity	4,105	(10,906)
Real Estate	(15,420)	(16,300)
Non-Oaktree	9,911	23,644
Total investment income - Before equity-method investment in Oaktree Capital I	148,100	172,130
Equity-method investment in Oaktree Capital I	127,872	—
Total investment income - Oaktree and operating subsidiaries	275,972	172,130
Eliminations	(105,940)	(99,466)
Total investment income	$170,032	$72,664
Investment income increased $97.3 million, or 133.9%, to $170.0 million for the year ended December 31, 2024, from $72.7 million for the year ended December 31, 2023 primarily due to increases in the values of our Credit investments that we hold directly and through our equity method investment in Oaktree Capital I.
Expenses
Incentive Income Compensation
Incentive income compensation expense decreased $112.6 million, or 83.5%, to $22.2 million for the year ended December 31, 2024, from $134.8 million for the year ended December 31, 2023. The decrease was primarily due to the 2024 Restructuring, whereby we no longer incur incentive income compensation expense due to the deconsolidation of Oaktree Capital I.
General and Administrative
General and administrative expense decreased $2.4 million, or 42.9%, to $3.2 million for the year ended December 31, 2024, from $5.6 million for the year ended December 31, 2023, primarily reflecting the deconsolidation of Oaktree Capital I subsequent to the 2024 Restructuring.
Consolidated Fund Expenses
Consolidated fund expenses increased $15.3 million, or 23.3%, to $81.1 million for the year ended December 31, 2024, from $65.8 million for the year ended December 31, 2023. The increase is primarily due to the general costs incurred by Opps XII, which was consolidated beginning the fourth quarter of 2023, partially offset by the decrease due to deconsolidation of Oaktree Capital I consolidated funds as a result of the 2024 Restructuring.
Interest Expense
Interest expense increased $49.5 million, or 98.5%, to $99.8 million for the year ended December 31, 2024, from $50.3 million for the year ended December 31, 2023. The increase is primarily due to interest on debt outstanding at Opps XII which was consolidated in the fourth quarter of 2023, partially offset by a decrease in interest incurred by Opps XI due to a lower debt balance.

Other Income (Loss)
Net Realized Gain (Loss) on Consolidated Funds’ Investments
Net realized gain on consolidated funds’ investments decreased $13.8 million, to a net gain of $65.6 million for the year ended December 31, 2024, from $79.4 million for the year ended December 31, 2023. The net realized gain during the year ended December 31, 2024 reflects our consolidated funds’ performance on investments sold and the decline is primarily due to Opps XI and Opps XII.
Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
The net change in unrealized appreciation (depreciation) on consolidated funds’ investments increased $121.6 million, to net appreciation of $150.7 million for the year ended December 31, 2024, from $29.1 million for the year ended December 31, 2023. Excluding the impact of the reversal of net realized gain (loss) on consolidated funds’ investments, the net change in unrealized appreciation (depreciation) on consolidated funds’ investments increased $107.8 million to a net gain of $216.3 million for the year ended December 31, 2024, from $108.5 million for the year ended December 31, 2023, primarily resulting from our investments in Opps XI and Opps XII.
Net (Income) Loss Attributable to Non-controlling Interests in Consolidated Funds
Net (income) loss attributable to non-controlling interests in consolidated funds increased $172.0 million, or 69.9% to net income of $417.9 million for the year ended December 31, 2024, from net income of $245.9 million for the year ended December 31, 2023. The increase reflected our consolidated funds’ performance attributable to third-party investors in each period. These effects are described in more detail under “—Other Income (Loss)” above.
Net Income (Loss) Attributable to Brookfield Oaktree Holdings, LLC Class A Unitholders

Net income (loss) attributable to Brookfield Oaktree Holdings, LLC Class A unitholders increased $86.3 million, or 44.5%, to $280.2 million for the year ended December 31, 2024, from $193.9 million for the year ended December 31, 2023, primarily reflecting higher interest and dividend income and better realized and unrealized performance of our consolidated funds’ investments. These effects are described in more detail under “—Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments ” and “—Interest and Dividend Income”.

GAAP Statement of Financial Condition
We manage our financial condition without the consolidation of Oaktree funds. Since Oaktree’s founding, Oaktree and, by extension, we have managed our financial condition in a way that builds our capital base and maintains sufficient liquidity for known and anticipated uses of cash.
The following table presents our GAAP consolidating statement of financial condition:

	As of December 31, 2024
	Oaktree and Operating Subsidiaries	Consolidated Funds	Eliminations	Consolidated
	(in thousands)
Assets:
Cash and cash-equivalents	$22,303	$—	$—	$22,303
Corporate investments	2,363,254	—	(842,994)	1,520,260
Receivables and other assets	16,955	—	—	16,955
Assets of consolidated funds	—	5,513,914	—	5,513,914
Total assets	$2,402,512	$5,513,914	$(842,994)	$7,073,432
Liabilities and Capital:
Liabilities:
Accounts payable and accrued expenses	$948	$—	$—	$948
Due to affiliates	200	—	—	200
Liabilities of consolidated funds	—	1,601,836	—	1,601,836
Total liabilities	1,148	1,601,836	—	1,602,984
Non-controlling redeemable interests in consolidated funds	—	—	3,069,084	3,069,084
Capital:
Capital attributable to BOH preferred unitholders	400,584	—	—	400,584
Capital attributable to BOH Class A unitholders	1,993,015	612,351	(612,351)	1,993,015
Non-controlling interest in consolidated subsidiaries	7,765	230,643	(230,643)	7,765
Non-controlling interest in consolidated funds	—	3,069,084	(3,069,084)	—
Total capital	2,401,364	3,912,078	(3,912,078)	2,401,364
Total liabilities and capital	$2,402,512	$5,513,914	$(842,994)	$7,073,432
Corporate Investments

	As of December 31,
	2024	2023
	(in thousands)
Oaktree funds:
Credit	$852,425	$1,984,819
Equity	—	263,542
Real Estate	307,824	395,806
Non-Oaktree	—	38,216
Total corporate investments – Before equity-method Investment in Oaktree Capital I	1,160,249	2,682,383
Equity-method Investment in Oaktree Capital I	1,203,005	—
Total corporate investments – Oaktree and operating subsidiaries	2,363,254	2,682,383
Eliminations	(842,994)	(1,150,175)
Total corporate investments – Consolidated	$1,520,260	$1,532,208
Liquidity and Capital Resources
We manage our liquidity and capital requirements by focusing on our cash flows before the consolidation of Oaktree funds and the effect of normal changes in short-term assets and liabilities. Prior to the 2024 Restructuring, our primary cash flow activities on an unconsolidated basis involved (a) generating cash flow from operations, (b) generating realized income and return of principal from investment activities, including strategic investments in certain third parties, (c) funding capital commitments that we have made to Oaktree funds, (d) funding our growth initiatives, (e) distributing cash flow to our Class A unitholders and to OCGH and OEP, (f) borrowings, interest payments and repayments under credit agreements, our senior notes and other borrowing arrangements, and (g) issuances of, and distributions made on, our preferred units. Subsequent to the 2024 Restructuring, our primary cash flow activities on an unconsolidated basis involve (a) generating realized income and return of principal from investment activities, (b) funding capital commitments that we have made to Oaktree funds, (c) distributing cash flow to our Class A unitholders, (d) issuances of, and distributions made on, our preferred units, and (e) equity contribution from the investors of the Company to fulfill certain contractual capital commitments to its subsidiaries. As of December 31, 2024, the Company on an unconsolidated basis had $22.3 million of cash and cash equivalents.
Ongoing sources of cash include distributions from our equity method corporate investments. We primarily use distributions from our corporate investments to pay compensation and related expenses, service fees under the Services Agreement with OCM and distributions. Subject to applicable law and certain consent rights contained in our operating agreement, pursuant to a covenant in our operating agreement Oaktree plans to cause its operating group entities to distribute, on a quarterly basis, at least 85% of its adjusted distributable earnings, as defined in our operating agreement, and we plan to distribute amounts we receive in respect of such distributions, less any tax and tax receivable obligations, to holders of our Class A units. Distributions from each Oaktree Operating Group entity may not be proportionate to its share of adjusted distributable earnings.
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
We have subscribed for a limited partner interest in, and made a capital commitment of, $750.0 million to Oaktree Opportunities Fund XI, L.P., a parallel investment vehicle thereof or a feeder fund in respect of one of the foregoing (such limited partner interest, the “Opps XI Investment” and such fund entities collectively, “Opps XI”). In order to fund the Opps XI Investment, our sole Class A unitholder, or one of its affiliates, will contribute cash as a capital contribution (the “Opps XI Investment Cash”) as and to the extent required to satisfy our obligations to Opps XI. We will use the Opps XI Investment Cash solely to fund the Opps XI Investment and satisfy our obligations in respect of Opps XI. Distributions from the Opps XI Investment are intended for the benefit of the Class A unitholder, subject to applicable law. Our preferred unitholders should not rely on distributions received by us in respect of the Company’s Opps XI Investment for payment of distributions on or redemption of the preferred units. As of December 31, 2024, $637.5 million of the $750.0 million capital commitment was funded. $379.0 million of the investment interest was pledged as collateral for two non-recourse credit facilities of an affiliate. The potential exposure is limited to the pledged interests.
We have subscribed for a limited partner interest in, and made a capital commitment of, $750.0 million to Oaktree Opportunities Fund XII, L.P., a parallel investment vehicle thereof or a feeder fund in respect of one of the foregoing (such limited partner interest, the “Opps XII Investment” and such fund entities collectively, “Opps XII”). In order to fund the Opps XII Investment, our sole Class A unitholder, or one of its affiliates, will contribute cash as a capital contribution (the “Opps XII Investment Cash”) as and to the extent required to satisfy our obligations to Opps XII. We will use the Opps XII Investment Cash solely to fund the Opps XII Investment and satisfy our obligations in respect of Opps XII. Distributions from the Opps XII Investment are intended for the benefit of the Class A unitholder, subject to applicable law. Our preferred unitholders should not rely on distributions received by us in respect of the Company’s Opps XII Investment for payment of distributions on or redemption of the preferred units. As of December 31, 2024, the Company has funded in the aggregate $53.3 million of the $750.0 million capital commitment.
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
As of December 31, 2024, the carrying value of the REIT Entities included in corporate investments was $307.8 million.
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
Because our consolidated funds are either treated as investment companies for accounting purposes or represent CLOs whose primary operations are investing activities, their investing cash flow amounts are included in our cash flows from operations. We believe that we and each of the consolidated funds has sufficient access to cash to fund our and their respective operations in the near term. Subsequent to the 2022 Restructuring, the Company no longer consolidates CLOs whose direct ownership interests are held by OCM Cayman. As a result of the 2024 Restructuring, the Company no longer consolidates Oaktree Capital I, and the cash inflows and outflows related to Oaktree Capital I are now presented under the investing activities of the Company’s cash flow.
Significant amounts from our consolidated statements of cash flows for the years ended December 31, 2024, 2023 and 2022 are discussed below.
Operating Activities
Operating activities used $0.5 billion, $0.7 billion and $1.9 billion of cash in 2024, 2023 and 2022, respectively. These amounts principally reflected net income, purchases of securities, net of non-cash adjustments, and net realized and unrealized (gain) loss from consolidated fund investments in each of the respective periods as well as net purchases of securities of the consolidated funds.

Investing Activities
Investing activities used $1.1 million and $366.6 million of cash in 2024 and 2023, respectively and used $228.7 million of cash in 2022. Corporate investments in funds and companies of $34.9 million, $488.3 million and $308.4 million in 2024, 2023 and 2022, respectively, consisted of the following:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Funds	$177.8	$757.0	$678.2
Eliminated in consolidation	(142.9)	(268.7)	(369.8)
Total investments	$34.9	$488.3	$308.4
Distributions and proceeds from corporate investments in funds and companies of $203.8 million, $121.6 million and $84.6 million in 2024, 2023 and 2022, respectively, consisted of the following:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Funds	$398.7	$158.1	$254.8
Eliminated in consolidation	(194.9)	(36.5)	(170.2)
Total proceeds	$203.8	$121.6	$84.6
Financing Activities
Financing activities provided $0.8 billion, $1.3 billion and $2.0 billion of cash in 2024, 2023 and 2022, respectively. Financing activities included: (a) net distributions from non-controlling interests in consolidated funds of $184.3 million in 2024, and net contributions of $907.1 million and $520.0 million in 2023 and 2022, respectively; (b) net borrowing from credit facilities of the consolidated funds of $1.3 billion in 2024, and repayment of $48.9 million and $81.1 million in 2023 and 2022, respectively; (c) distributions to unitholders of $423.1 million, $177.7 million and $329.2 million in 2024, 2023 and 2022, respectively; (d) net capital contributions of $99.3 million, $581.5 million and $146.9 million in 2024, 2023 and 2022, respectively; (e) payments of debt issuance costs of $3.4 million, $0.1 million and $8.9 million in 2024, 2023 and 2022, respectively.
Future Sources and Uses of Liquidity
We expect to continue to make distributions to our preferred unitholders in accordance with their contractual terms and our Class A unitholders pursuant to our distribution policy for our common units as described in our operating agreement. In the future, subject to our operating agreement we may also issue additional units or debt and other equity securities with the objective of increasing our available capital. In addition, we may, from time to time, repurchase our preferred units in open market or privately negotiated purchases or otherwise, redeem our preferred units pursuant to the terms of their respective governing documents, or repurchase OCGH, OEP or OEP II units. The distributions from our corporate investments, including the distributions from the equity investment in Oaktree Capital I, also provide the Company with ongoing cash inflow.
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
Contractual Obligations, Commitments and Contingencies
In the ordinary course of business, we and our consolidated funds enter into contractual arrangements that may require future cash payments. The following table sets forth information related to anticipated future cash payments as of December 31, 2024:

	2025	2026-2027	2028-2029	Thereafter	Total
	(in thousands)
Oaktree and Operating Subsidiaries:
BOH limited partner commitments to Oaktree funds (1)	809,190	—	—	—	$809,190
Subtotal	809,190	—	—	—	809,190
Consolidated Funds:
Debt obligations payable	1,472,795	—	—	—	1,472,795
Interest obligations on debt (2)	47,693	—	—	—	47,693
Total	$2,329,678	$—	$—	$—	$2,329,678

(1) These obligations represent commitments by us to provide limited and general partner capital funding to our funds and limited partner capital funding to funds managed by unaffiliated third parties. These amounts are generally due on demand and are therefore presented in the 2025 column. Capital commitments are generally expected to be called over a period of several years.
(2)    Interest obligations include accrued interest on outstanding indebtedness. Where applicable, current interest rates are applied to estimate future interest obligations on variable-rate debt.
In some of Oaktree’s service contracts or management agreements, Oaktree has agreed to indemnify third-party service providers or separate account clients under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has neither been included in the above table nor recorded in our consolidated financial statements as of December 31, 2024.
Off-Balance Sheet Arrangements
Please see note 14 to our consolidated financial statements included elsewhere in this annual report for information on our commitments and contingencies and notes 9 and 15 for information on our joint and several liability as co-obligors on certain debt obligations with affiliates of the Company prior to the 2024 Restructuring.

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
Item  7A. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, we are exposed, directly or indirectly through our investments, to a broad range of risks inherent in the financial markets in which we participate, including price risk, interest-rate risk, access to and cost of financing risk, liquidity risk, counterparty risk and foreign exchange-rate risk. Potentially negative effects of these risks may be mitigated to a certain extent by those aspects of Oaktree’s investment approach, investment strategies, fundraising practices or other business activities that are designed to benefit, either in relative or absolute terms, from periods of economic weakness, tighter credit or financial market dislocations.
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
Price Risk
Impact on Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
As of December 31, 2024, we had investments at fair value of $4.9 billion related to our consolidated funds. We estimate that a 10% decline in market values would result in a decrease in unrealized appreciation (depreciation) on the consolidated funds’ investments of $494.7 million. Of this decline, approximately $75.4 million would impact net income attributable to BOH Class A unitholders, with the remainder attributable to non-controlling interests. The magnitude of the impact on net income is largely affected by the percentage of our equity ownership interest. Following the 2024 Restructuring, the Company no longer consolidates Oaktree Capital I. Oaktree Capital I was deconsolidated as of July 1, 2024. As such, the consolidated funds consolidated by Oaktree Capital I are no longer consolidated by the Company.
Impact on Investment Income
Investment income or loss arises from our pro-rata share of income or loss from our investments. This income is directly affected by changes in market risk factors. Based on investments held by our equity method investments as of December 31, 2024, a 10% decline in fair values of the investments held by Oaktree Capital I and Brookfield REIT would result in a $150.7 million decrease in the amount of investment income. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the timing of fund flows or the timing of new investments or realizations.
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
Interest-rate Risk
As of December 31, 2024, the Company prior to consolidation of funds had no debt obligations outstanding.
Our consolidated funds have debt obligations, most of which accrue interest at variable rates. Changes in these rates would affect the amount of interest payments that our funds would have to make, impacting future earnings and cash flows. As of December 31, 2024, the consolidated funds had $1.5 billion of principal or par value, as applicable, outstanding under these debt obligations. We estimate that interest expense relating to variable-rate debt would increase on an annualized basis by $14.7 million in the event interest rates were to increase by 100 basis points.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Unitholders and the Board of Directors of Brookfield Oaktree Holdings, LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Brookfield Oaktree Holdings, LLC (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive income (loss), cash flows and changes in unitholders’ capital for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter
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

Valuation of investments which utilize significant unobservable inputs

Description of the Matter
At December 31, 2024, the Company’s investments included $4.1 billion of investments of consolidated funds, at fair value, categorized as Level III within the fair value hierarchy. The fair value of these fund investments is determined by management using the valuation techniques and significant unobservable inputs described in Notes 2 and 6 to the consolidated financial statements.
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

Los Angeles, California
March 20, 2025

Brookfield Oaktree Holdings, LLC
Consolidated Statements of Financial Condition
($ in thousands)

	As of December 31,
	2024	2023
Assets
Cash and cash-equivalents	$22,303	$28,507
Corporate investments (includes $307,825 and $402,620 measured at fair value as of December 31, 2024 and 2023, respectively)	1,520,260	1,532,208
Due from affiliates	227	232,485
Other assets	16,728	66,650
Assets of consolidated funds:
Cash and cash-equivalents	427,548	308,172
Investments, at fair value	4,946,862	5,143,677
Dividends and interest receivable	34,127	37,839
Receivable for securities sold	22,688	118,851
Derivative assets, at fair value	33,349	9,133
Other assets, net	49,340	78,411
Total assets	$7,073,432	$7,555,933
Liabilities and Unitholders’ Capital
Liabilities:
Accrued compensation expense	$300	$138,841
Accounts payable, accrued expenses and other liabilities	648	3,837
Due to affiliates	200	62,759
Debt obligations (Note 9)	—	219,682
Liabilities of consolidated funds:
Accounts payable, accrued expenses and other liabilities	12,981	14,701
Payables for securities purchased	102,607	124,789
Derivative liabilities, at fair value	13,385	22,230
Distributions payable	68	95,690
Debt obligations of the consolidated funds	1,472,795	951,950
Total liabilities	1,602,984	1,634,479
Commitments and contingencies (Note 14)
Non-controlling redeemable interests in consolidated funds	3,069,084	3,336,548
Unitholders’ capital:
Series A preferred units, 7,200,000 units issued and outstanding as of December 31, 2024 and 2023, respectively	173,669	173,669
Series B preferred units, 9,400,000 units issued and outstanding as of December 31, 2024 and 2023, respectively	226,915	226,915
Class A units, no par value, unlimited units authorized, 116,373,234 and 109,198,991 units issued and outstanding as of December 31, 2024 and 2023, respectively	—	—
Class B units, no par value, unlimited units authorized, 43,822,210 and 50,915,764 units issued and outstanding as of December 31, 2024 and 2023, respectively	—	—
Paid-in capital	1,663,384	1,529,909
Retained earnings	329,631	334,314
Accumulated other comprehensive loss	—	(13,096)
Unitholders’ capital attributable to Brookfield Oaktree Holdings, LLC	2,393,599	2,251,711
Non-controlling interests in consolidated subsidiaries	7,765	333,195
Total unitholders’ capital	2,401,364	2,584,906
Total liabilities and unitholders’ capital	$7,073,432	$7,555,933
Please see accompanying notes to consolidated financial statements.

Brookfield Oaktree Holdings, LLC
Consolidated Statements of Operations
(in thousands, except per unit amounts)

	Year Ended December 31,
	2024	2023	2022
Revenues:
Management fees	$—	$—	$224,141
Interest and dividend income	490,389	348,801	557,844
Incentive income	117,529	267,325	268,452
Investment income	170,032	72,664	51,265
Total revenues	777,950	688,790	1,101,702
Expenses:
Compensation and benefits	(1,009)	(675)	(142,079)
Equity-based compensation	—	—	(6,566)
Incentive income compensation	(22,168)	(134,837)	(94,427)
General and administrative	(3,182)	(5,556)	(24,512)
Depreciation and amortization	—	—	(1,581)
Consolidated fund expenses	(81,066)	(65,768)	(77,978)
Interest expense	(99,773)	(50,272)	(248,401)
Total expenses	(207,198)	(257,108)	(595,544)
Other income (loss):
Net realized gain (loss) on consolidated funds’ investments	65,644	79,420	(13,114)
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	150,666	29,064	(15,023)
Total other income (loss)	216,310	108,484	(28,137)
Income before income taxes	787,062	540,166	478,021
Income taxes	—	—	(14,931)
Net income	787,062	540,166	463,090
Less:
Net (income) loss attributable to non-controlling interests in consolidated funds	(417,901)	(245,928)	(190,905)
Net (income) loss attributable to non-controlling interests in consolidated subsidiaries	(61,637)	(73,061)	(68,539)
Net income attributable to Brookfield Oaktree Holdings, LLC	307,524	221,177	203,646
Net income attributable to preferred unitholders	(27,316)	(27,316)	(27,316)
Net income (loss) attributable to Brookfield Oaktree Holdings, LLC Class A unitholders	$280,208	$193,861	$176,330

Distributions declared per Class A unit	$2.84	$1.00	$1.86
Net income (loss) per Class A unit (basic and diluted):
Net income (loss) per Class A unit	$2.45	$1.80	$1.73
Weighted average number of Class A units outstanding	114,452	107,590	102,043

Please see accompanying notes to consolidated financial statements.

Brookfield Oaktree Holdings, LLC
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended December 31,
	2024	2023	2022

Net income	$787,062	$540,166	$463,090
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(1,501)	(6,529)	(8,621)
Other comprehensive loss, net of tax	(1,501)	(6,529)	(8,621)
Total comprehensive income	785,561	533,637	454,469
Less:
Comprehensive income attributable to non-controlling interests in consolidated funds	(417,901)	(245,928)	(190,905)
Comprehensive income loss attributable to non-controlling interests in consolidated subsidiaries	(61,162)	(70,527)	(65,685)
Comprehensive income attributable to BOH	306,498	217,182	197,879
Comprehensive income attributable to preferred unitholders	(27,316)	(27,316)	(27,316)
Comprehensive income attributable to BOH Class A unitholders	$279,182	$189,866	$170,563

Please see accompanying notes to consolidated financial statements.

Brookfield Oaktree Holdings, LLC
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$787,062	$540,166	$463,090
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income	(170,032)	(72,664)	(51,265)
Depreciation and amortization	—	—	1,581
Equity-based compensation	—	—	6,566
Net realized and unrealized (gain) loss from consolidated funds’ investments	(216,310)	(108,484)	28,137
Accretion of original issue and market discount of consolidated funds’ investments, net	(79,624)	(29,359)	(22,628)
Income distributions from corporate investments in funds and companies	68,390	62,622	111,904
SPAC deconsolidation gain and other non-cash items	3,450	(134)	(52,503)
Cash flows due to changes in operating assets and liabilities:
Decrease in deferred tax assets	—	—	505
(Increase)/ Decrease in other assets	(7,930)	11,775	(12,277)
Decrease in net due from affiliates	234,317	2,511	92,544
Increase (decrease) in accrued compensation expense	(91,865)	14,588	(1,387)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(691)	(645)	1,295
Cash flows due to changes in operating assets and liabilities of consolidated funds:
Increase in dividends and interest receivable	(9,641)	(11,812)	(37,462)
Increase in due from brokers	—	—	(22,086)
(Increase) decrease in receivables for securities sold	34,995	(115,460)	132,654
(Increase) decrease in other assets	28,716	1,597	(22,693)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(83,434)	99,194	13,869
Increase (decrease) in payables for securities purchased	149,125	(28,525)	(275,532)
Purchases of securities	(4,083,590)	(4,800,884)	(7,730,412)
Proceeds from maturities and sales of securities	2,898,423	3,704,792	5,481,881
Net cash used in operating activities	(538,639)	(730,722)	(1,894,219)
Cash flows from investing activities:
Purchases of U.S. Treasury and other securities	(250,000)	—	(17,446)
Proceeds from maturities and sales of U.S. Treasury and other securities	80,000	—	12,948
Corporate investments in funds and companies	(34,944)	(488,280)	(308,394)
Distributions and proceeds from corporate investments in funds and companies	203,820	121,638	84,632
Purchases of fixed assets	—	—	(466)
Net cash used in investing activities	(1,124)	(366,642)	(228,726)
(continued)

Please see accompanying notes to consolidated financial statements.

Brookfield Oaktree Holdings, LLC
Consolidated Statements of Cash Flows – (Continued)
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from financing activities:
Capital contributions	$99,527	$581,502	$146,892
Capital distributions	(271)	—	—
Distributions to Class A unitholders	(313,532)	(97,293)	(190,591)
Distributions to OCGH unitholders	(82,212)	(53,058)	(111,319)
Distributions to preferred unitholders	(27,316)	(27,316)	(27,316)
Proceeds from issuance of debt obligations	—	—	214,094
Payment of debt issuance costs	—	(128)	(1,311)
Cash flows from financing activities of consolidated funds:
Contributions from non-controlling interests	470,924	1,223,103	727,382
Distributions to non-controlling interests	(655,263)	(315,998)	(207,360)
Proceeds from debt obligations issued by CLOs	—	—	2,575,561
Payment of debt issuance costs	(3,378)	—	(7,611)
Repayment on debt obligations issued by CLOs	—	—	(1,042,672)
Borrowings on credit facilities	3,065,915	1,341,800	592,275
Repayments on credit facilities	(1,774,433)	(1,390,704)	(673,341)
Net cash provided by financing activities	779,961	1,261,908	1,994,683
Effect of exchange rate changes on cash	(9,875)	856	(26,248)
Net increase (decrease) in cash and cash-equivalents	230,323	165,400	(154,510)
Deconsolidation due to restructuring	(8,805)	—	(94,367)
Deconsolidation of funds	(108,346)	(4,851)	(734,112)
Cash and cash-equivalents, beginning balance	336,679	176,130	1,159,119
Cash and cash-equivalents, ending balance	$449,851	$336,679	$176,130

* * *
Supplemental cash flow disclosures:
Cash paid for interest	$89,382	$48,223	$202,740
Cash paid for income taxes	—	—	8,786

Supplemental disclosure of non-cash activities:
Net assets related to the deconsolidation of funds	$746,823	$4,957	$329,570
Net assets related to the deconsolidation due to 2024 and 2022 Restructuring	1,787,104	—	467,975

Reconciliation of cash and cash-equivalents
Cash and cash-equivalents – Oaktree	$22,303	$28,507	$9,514
Cash and cash-equivalents – consolidated funds	427,548	308,172	166,616
Total cash and cash-equivalents	$449,851	$336,679	$176,130

Please see accompanying notes to consolidated financial statements.

Brookfield Oaktree Holdings, LLC
Consolidated Statements of Changes in Unitholders’ Capital
(in thousands)

	Brookfield Oaktree Holdings, LLC							Non-controlling Interests in Consolidated Subsidiaries	Total Unitholders’ Capital
	Class A Units	Class B Units	Series A Preferred Units	Series B Preferred Units	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
Unitholders' capital as of December 31, 2021	99,137	60,783	$173,669	$226,915	$1,011,333	$251,791	$(3,334)	$612,228	$2,272,602
Activity for the year ended December 31, 2022:
Issuance of units	—	105	—	—	—	—	—	—	—
Unit Exchange	3,944	(3,944)	—	—	—	—	—	—	—
Cancellation of units associated with forfeitures	—	(22)	—	—	—	—	—	—	—
Capital contributions	—	—	—	—	150,000	—	—	—	150,000
Restructuring equity distribution of entities	—	—	—	—	(290,372)	—	—	(177,603)	(467,975)
Equity reallocation between controlling and non-controlling interests	—	—	—	—	33,107	—	—	(36,215)	(3,108)
Capital increase related to equity-based compensation	—	—	—	—	4,074	—	—	2,492	6,566
Distributions declared	—	—	(11,924)	(15,392)	—	(181,768)	—	(105,927)	(315,011)
Net income	—	—	11,924	15,392	—	176,330	—	68,539	272,185
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(5,767)	(2,854)	(8,621)
Unrealized gain on interest-rate swap designated as cash-flow hedge, net of tax	—	—	—	—	—	—	—	—	—
Unitholders' capital as of December 31, 2022	103,081	56,922	173,669	226,915	908,142	246,353	(9,101)	360,660	1,906,638
Activity for the year ended December 31, 2023:
Issuance of units	—	137	—	—	—	—	—	—	—
Unit Exchange	6,118	(6,118)	—	—	—	—	—	—	—
Cancellation of units associated with forfeitures	—	(25)	—	—	—	—	—	—	—
Capital contributions	—	—	—	—	583,402	—	—	—	583,402
Equity reallocation between controlling and non-controlling interests	—	—	—	—	38,365	—	—	(40,265)	(1,900)
Distributions declared	—	—	(11,924)	(15,392)	—	(105,900)	—	(57,727)	(190,943)
Net income	—	—	11,924	15,392	—	193,861	—	73,061	294,238
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(3,995)	(2,534)	(6,529)
Unitholders’ capital as of December 31, 2023	109,199	50,916	173,669	226,915	1,529,909	334,314	(13,096)	333,195	2,584,906
Activity for the year ended December 31, 2024:
Issuance of units	—	81	—	—	—	—	—	—	—
Unit exchange	7,174	(7,174)	—	—	—	—	—	—	—
Capital contributions	—	—	—	—	99,527	—	—	—	99,527
Deconsolidation of Oaktree Capital I	—	—	—	—	—	—	14,122	(283,685)	(269,563)
Equity reallocation between controlling and non-controlling interests	—	—	—	—	33,948	—	—	(34,219)	(271)
Distributions declared	—	—	(11,924)	(15,392)	—	(284,891)	—	(68,688)	(380,895)
Net income	—	—	11,924	15,392	—	280,208	—	61,637	369,161
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(1,026)	(475)	(1,501)
Unitholders’ capital as of December 31, 2024	116,373	43,823	$173,669	$226,915	$1,663,384	$329,631	$—	$7,765	$2,401,364

Please see accompanying notes to consolidated financial statements.

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements
December 31, 2024
($ in thousands, except where noted)

1. ORGANIZATION AND BASIS OF PRESENTATION
As used in these consolidated financial statements:
“Oaktree” refers to the Oaktree Operating Group members and, where applicable, their respective subsidiaries and affiliates; and
the “Company” refers to Brookfield Oaktree Holdings, LLC and, where applicable, its subsidiaries and affiliates.
The Company holds Credit, Real Estate and Equity investments managed by leading alternative asset management firms Oaktree Capital Management, L.P. and Brookfield Asset Management Ltd. The Company both directly invests in funds and has indirect exposure through its approximately 72% economic interest in Oaktree Capital I, L.P. (“Oaktree Capital I”), which acts as or controls the general partner of certain Oaktree funds and which holds a majority of Oaktree’s investments in its funds.
The Company is a Delaware limited liability company that was formed on April 13, 2007 under the name Oaktree Capital Group, LLC. The Company’s issued and outstanding member interests are divided into certain classes and series of units. The Company’s outstanding units are held by (i) an affiliate of Brookfield Corporation (formerly known as Brookfield Asset Management, Inc.) (“Brookfield”) as the sole holder of the Company’s Class A common units, (ii) preferred unitholders as the holders of Series A and Series B preferred units listed on the NYSE, which represent only the right to receive certain distributions from the Company and such other rights as are specified in the relevant preferred unit designations, and (iii) Oaktree Capital Group Holdings, L.P. (“OCGH”) as the sole holder of the Company’s Class B common units, which units do not represent an economic interest in the Company. OCGH is owned by Oaktree’s senior executives, current and former Oaktree employees, and their respective transferees (collectively, the “OCGH unitholders”). Subject to the operating agreement of the Company, to the extent the approval of any matter requires the vote of the Company’s unitholders, the Class A units are entitled to one vote per unit and the Class B units are entitled to ten votes per unit, voting together as a single class.

The Company’s ownership and operational structure through December 31, 2024 were the result of (i) certain mergers with affiliates of Brookfield completed on September 30, 2019 (the “Mergers”) and the subsequent restructuring completed on October 1, 2019 in connection with the Mergers (the “2019 Restructuring”), (ii) the restructuring completed on November 30, 2022 in connection with an internal Oaktree reorganization to facilitate the separation of Brookfield’s capital business and asset management business (the “2022 Restructuring”) and (iii) the restructuring completed on July 1, 2024 in connection with an internal Oaktree reorganization which resulted in the change of the general partner of Oaktree Capital I, L.P. (“Oaktree Capital I”) from Brookfield OCM Holdings II, LLC, a subsidiary of the Company, to Oaktree Capital I GP, LLC, a newly formed subsidiary of Oaktree Capital Holdings, LLC (“OCH”) (the “2024 Restructuring”). See Part I, Item I included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 2, 2020 for more information regarding the Mergers and the 2019 Restructuring. See Item 1.01 of the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2022 for more information about the 2022 Restructuring. See Item 8.01 of the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2024 for more information about the 2024 Restructuring.
Following the above restructurings, the Company’s holdings and operations primarily represent (i) limited partner investments in certain of Oaktree’s flagship opportunistic funds, (ii) an approximately 72% economic interest in Oaktree Capital I, which holds a majority of Oaktree’s investments in its funds, and (iii) an indirect ownership in Brookfield Real Estate Income Trust Inc. (“Brookfield REIT”).
Oaktree is a leader among global investment managers specializing in alternative investments.
Oaktree emphasizes an opportunistic, value-oriented and risk-controlled approach to investments in credit, equity, and real estate. Funds managed by Oaktree (the “Oaktree funds”) include commingled funds, separate accounts, collateralized loan obligation vehicles (“CLOs”) and business development companies (“BDCs”).

Following the 2022 Restructuring and prior to the 2024 Restructuring, the Company’s operations were conducted through an indirect economic interest in Oaktree Capital I, and the Company’s revenue included the incentive income generated by certain funds that OCM manages for which the Company, via Oaktree Capital I, acted as general partner and the investment income earned from the investments the Company makes in Oaktree funds, third-party funds and other companies. Investment income during such period generally reflected the

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024
($ in thousands, except where noted)
investment return on a mark-to-market basis and the Company’s equity participation on the amounts that it invested in Oaktree and third-party funds.

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
December 31, 2024
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
As a result of the 2024 Restructuring, the Company no longer controls Oaktree Capital I. Therefore, Oaktree Capital I was deconsolidated as of July 1, 2024. As such, certain Oaktree funds and CLOs which were consolidated by Oaktree Capital I are no longer consolidated by the Company. The Company continues to consolidate the respective vehicles through which interests are held in Oaktree Opportunities Fund XI, L.P. and Oaktree Opportunities Fund XII, L.P. as the Company remains the primary beneficiary.
Certain entities in which the Company is deemed to have significant influence, including Oaktree Capital I, are accounted for under the equity method of accounting.

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024
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
Financial assets and liabilities measured and reported at fair value are classified as follows:
•Level I - Quoted unadjusted prices for identical instruments in active markets to which the Company has access at the date of measurement. The types of investments in Level I include exchange-traded equities, debt and derivatives with quoted prices.
•Level II - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are directly or indirectly observable. Level II inputs include interest rates, yield curves, volatilities, prepayment risks, loss severities, credit risks and default rates. The types of investments in Level II generally include corporate bonds and loans, government and agency securities, less liquid and restricted equity investments, over-the-counter traded derivatives, and other investments where the fair value is based on observable inputs.

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024
($ in thousands, except where noted)
•Level III - Valuations for which one or more significant inputs are unobservable. These inputs reflect the Company’s assessment of the assumptions that market participants use to value the investment based on the best available information. Level III inputs include prices of quoted securities in markets for which there are few transactions, less public information exists or prices vary among brokered market makers. The types of investments in Level III include non-publicly traded equity, debt, real estate and derivatives.
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
Fair Value Option
The Company has elected the fair value option for the financial assets and financial liabilities of its consolidated CLOs. The assets and liabilities of CLOs are primarily reflected within the investments, at fair value and within the debt obligations of CLOs line items in the condensed consolidated statements of financial condition. The Company’s accounting for CLO assets is similar to its accounting for its funds with respect to both carrying investments held by CLOs at fair value and the valuation methods used to determine the fair value of those investments. The fair value of CLO liabilities are measured as the fair value of CLO assets less the sum of (a) the fair value of any beneficial interests held by the Company and (b) the carrying value of any beneficial interests that represent compensation for services. Realized gains or losses and changes in the fair value of CLO assets, respectively, are included in net realized gain on consolidated funds’ investments and net change in unrealized appreciation (depreciation) on consolidated funds’ investments in the condensed consolidated statements of operations. Interest income of CLOs is included in interest and dividend income, and interest expense and other

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024
($ in thousands, except where noted)
expenses, respectively, are included in interest expense and consolidated fund expenses in the condensed consolidated statements of operations. Changes in the fair value of a CLO’s financial liabilities in accordance with the CLO measurement guidance are included in net change in unrealized appreciation (depreciation) on consolidated funds’ investments in the condensed consolidated statements of operations. Please see notes 6 and 9 for more information. Subsequent to the 2024 Restructuring, the Company no longer consolidates the CLOs due to the deconsolidation of Oaktree Capital I. Changes in the fair value of the CLOs’ financial liabilities will no longer be included in the condensed consolidated statements of operations for periods subsequent to July 1, 2024.
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
At December 31, 2024 and 2023, the Company had cash balances with financial institutions in excess of Federal Deposit Insurance Corporation insured limits. The Company monitors the credit standing of these financial institutions.

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024
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
Corporate Investments
Corporate investments have historically consisted of investments in funds, companies in which the Company does not have a controlling financial interest, equities received as part of our sponsorship of SPACs, and non-investment grade debt securities. Prior to the 2024 Restructuring, these investments largely represented investments held by Oaktree Capital I. As a result of the 2024 Restructuring, the Company no longer consolidates Oaktree Capital I and instead, it accounts for its interest in Oaktree Capital I under the equity method of accounting. The carrying value of BOH’s investment in Oaktree Capital I is reflected in Corporate investments. Additionally, Corporate investments also includes Brookfield’s indirect ownership in Brookfield REIT.
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
December 31, 2024
($ in thousands, except where noted)
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
Oaktree Capital I may have earned incentive income upon deconsolidation of a SPAC arising from the completion of a merger with an identified target. Upon deconsolidation, Oaktree Capital I derecognizes the net assets of the entity and records any gain or loss related to the remeasurement of its investments to fair value as incentive income in its consolidated statements of operations. Subsequent fair value changes in Oaktree Capital I’s investments held in the entity were recorded in investment income in its consolidated statements of operations.
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
December 31, 2024
($ in thousands, except where noted)
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
December 31, 2024
($ in thousands, except where noted)
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
December 31, 2024
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
December 31, 2024
($ in thousands, except where noted)
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
December 31, 2024
($ in thousands, except where noted)
participation agreements through contractual relationships with a third-party intermediary, causing the consolidated funds to assume the credit risk of both the borrower and the intermediary.
Certain consolidated funds may invest in real property and real estate-related investments, including commercial mortgage-backed securities (“CMBS”) and real estate loans, that entail substantial inherent risks. There can be no assurance that such investments will increase in value or that significant losses will not be incurred. CMBS are subject to a number of risks, including credit, interest rate, prepayment and market. These risks can be affected by a number of factors, including general economic conditions, particularly those in the area where the related mortgaged properties are located, the level of the borrowers’ equity in the mortgaged properties, and the relative timing and rate of delinquencies and prepayments of mortgage loans bearing a higher rate of interest. Real estate loans include residential or commercial loans that are non-performing at the time of their acquisition or that become non-performing following their acquisition. Non-performing real estate loans may require a substantial amount of workout negotiations or restructuring, which may entail, among other things, a substantial reduction in the interest rate and/or write-down of the principal balance. Moreover, foreclosure on collateral securing one or more real estate loans held by the consolidated funds may be necessary, which may be lengthy and expensive. Residential loans are typically subject to risks associated with the value of the underlying properties, which may be affected by a number of factors including general economic conditions, mortgage qualification standards, local market conditions such as employment levels, the supply of homes, and the safety, convenience and attractiveness of the properties and neighborhoods. Commercial loans are typically subject to risks associated with the ability of the borrower to repay, which may be impacted by general economic conditions, as well as borrower specific factors including the quality of management, the ability to generate sufficient income to make scheduled principal and interest payments, or the ability to obtain alternative financing to repay the loan.
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
Reclassifications
Beginning in the third quarter of 2024, investment income (loss) and interest and dividend income have been recorded within revenues and interest expense has been recorded within expenses on the consolidated statements of operations. The Company has reclassified prior period amounts to conform to the current year presentation.

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024
($ in thousands, except where noted)
Recent Accounting Developments
In March 2020, the Financial Accounting Standards Board (“FASB”) issued guidance which provides temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance is effective upon issuance and generally may be applied on a prospective basis to contract modifications and hedging relationships through December 31, 2024. The Company did not adopt any of the optional expedients or exceptions.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting – Improvements to Reportable Segment Disclosures, which requires, among other things, disclosure of significant segment expense categories and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures required under ASC 280, Segment Reporting. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024, with early adoption permitted. ASU 2023-07 is to be adopted retrospectively to all prior periods presented. As of December 31, 2024, we have adopted ASU 2023-07, which did not impact our financial statements, but has resulted in incremental disclosures. Please see “Item 16. Segment Reporting” for the impact of adoption.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which enhances existing annual income tax disclosures, primarily disaggregation of: (i) effective tax rate reconciliation using both percentages and amounts into specific categories, with further disaggregation by nature and/or jurisdiction of certain categories that meet the threshold of 5% of expected tax; and (ii) income taxes paid (net of refunds received) between federal, state/local and foreign, with further disaggregation by jurisdiction if 5% or more of total income taxes paid (net of refunds received). The ASU also eliminates existing disclosures related to: (a) reasonably possible significant changes in total amount of unrecognized tax benefits within 12 months of reporting date; and (b) cumulative amount of each type of temporary difference for which deferred tax liability has not been recognized (due to exception to recognizing deferred taxes related to subsidiaries and corporate joint ventures). This ASU is effective January 1, 2025, with early adoption permitted in the interim or annual periods. Transition is prospective with the option to apply retrospective application. The Company will adopt the ASU on its prospective basis and does not expect this new guidance to have a material impact on its annual income tax disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (subtopic 220-40), which requires disclosure of disaggregation of certain relevant expenses included in the statements of operations on an annual and interim basis. ASU 2024-03 will be effective for our annual periods beginning January 1, 2027 and interim periods beginning January 1, 2028. The amendments must be applied retrospectively, and early adoption is permitted. We are currently evaluating the effects of adoption on our consolidated financial statements.

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024
($ in thousands, except where noted)
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
Incentive income revenues by fund structure are set forth below.

	Year Ended December 31,
	2024	2023	2022
Management Fees
Closed-end	$—	$—	$7,947
Open-end	—	—	4,254
Sub-advisory fees	—	—	211,940
Total	$—	$—	$224,141

Incentive Income
Closed-end	$112,496	$257,296	$261,226
Evergreen	5,033	10,029	7,226
Total	$117,529	$267,325	$268,452
Additionally, the Company earns investment income from the investments the Company makes in its investment in Oaktree Capital I, Oaktree funds, third-party funds and other companies. Revenues by investment types are set forth below.

	Year Ended December 31,
Investment Income (Loss)	2024	2023	2022
Equity-method investments:
Funds	$30,956	$58,791	$54,345
Companies	127,413	5	(10,305)
Other investments, at fair value	11,663	13,868	7,225
Total investment income (loss)	$170,032	$72,664	$51,265
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

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024
($ in thousands, except where noted)
The table below sets forth contract balances for the periods indicated:

	As of December 31,
	2024	2023

Receivables	$—	$9,407
Contract assets (1)	—	192,645

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
Consolidated VIEs
As of December 31, 2024, the Company consolidated 2 VIEs through which interests are held in Oaktree Opportunities Fund XI, LP and Oaktree Opportunities Fund XII, L.P. as the Company was the primary beneficiary. As of December 31, 2023, the Company consolidated 9 VIEs.
As of December 31, 2024, the assets and liabilities of the 2 consolidated VIEs amounted to $5.5 billion and $1.6 billion, respectively. The assets of these consolidated VIEs primarily consisted of investments in debt and equity securities. The assets of these VIEs may be used only to settle obligations of the same VIE. In addition, there is no recourse to the Company for the VIEs’ liabilities. As of December 31, 2024, the Company’s investments in consolidated VIEs had a carrying value of $0.8 billion, which represented its maximum risk of loss as of that date.

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024
($ in thousands, except where noted)
Unconsolidated VIEs
The Company held variable interests in certain VIEs in the form of direct equity interests that are not consolidated because it is not the primary beneficiary, inasmuch as its fee arrangements are considered at-market and it does not hold interests in those entities that are considered more than insignificant.
The carrying value of the Company’s investments in VIEs that were not consolidated are shown below.

	As of December 31,
	2024	2023

Corporate investments	$1,212,435	$999,112
Due from affiliates	227	199,861
Maximum exposure to loss	$1,212,662	$1,198,973
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
Impacts of the deconsolidation of Oaktree Capital I due to the 2024 Restructuring are set forth below:

As of July 1, 2024

Assets:
Cash and cash-equivalents	$(8,805)
U.S. Treasury and government agency securities	(170,000)
Receivables and other assets	(58,517)
Due from affiliates	(8,543)
Assets of consolidated funds	(1,711,868)
Total assets	(1,957,733)
Liabilities and Capital:
Liabilities:
Accounts payable and accrued expenses	$(49,176)
Due to affiliates	(50,014)
Debt obligations	(213,161)
Liabilities of consolidated funds	(1,021,629)
Total liabilities	(1,333,980)
Non-controlling redeemable interests in consolidated funds	(339,111)
Unitholders’ Capital:
Non-controlling interest in consolidated subsidiaries	(283,685)
Accumulated other comprehensive loss	(957)
Total unitholders’ capital	(284,642)
Total liabilities and capital	$(1,957,733)

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024
($ in thousands, except where noted)
5. INVESTMENTS
Corporate Investments
Corporate investments consisted of the following:

	As of December 31,
Corporate Investments	2024	2023
Equity-method investments:
Funds	$317,256	$1,434,988
Companies	1,203,004	11,901
Other investments, at fair value	—	85,319
Total corporate investments	$1,520,260	$1,532,208
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
On June 27, 2023, the Company entered into a contribution agreement with Brookfield Corporate Treasury Ltd. and acquired the equity ownership in certain entities which beneficially own shares in Brookfield Real Estate Income Trust. The Company accounted for the acquired interests as equity method investments with fair value election. The fair value option has been elected to simplify the accounting for the investment in NTR. Changes in the fair value and cash dividends received from the investment in NTR are included in investment income. During the year ended December 31, 2024, the Company recognized an equity investment loss of $9.5 million. Please refer to note 15 for the detailed description of the transaction.
Each reporting period, the Company evaluates each of its equity-method investments to determine if any are considered significant, as defined by the SEC. As of December 31, 2024, or for the six months ended December 31, 2024, the Company determined Oaktree Capital I met the significance criteria. No other individual equity-method investment met the significance criteria. Separate financial statements of Oaktree Capital I are included in Exhibit 99.1.

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024
($ in thousands, except where noted)
Summarized financial information of the Company’s remaining equity-method investments is set forth below.

	As of December 31,
Statements of Financial Condition	2024	2023
Assets:
Cash and cash-equivalents	$25,489	$2,834,702
Investments, at fair value	1,886,579	67,471,007
Other assets	55,488	2,007,260
Total assets	$1,967,556	$72,312,969
Liabilities and Capital:
Debt obligations	$1,074,156	$5,633,599
Other liabilities	102,707	3,722,872
Total liabilities	1,176,863	9,356,471
Total capital	790,693	62,956,498
Total liabilities and capital	$1,967,556	$72,312,969

	Year Ended December 31,
	2024	2023	2022
Statements of Operations
Revenues / investment income	$2,362,833	$4,506,814	$3,460,281
Interest expense	(343,541)	(565,810)	(378,567)
Other expenses	(682,302)	(1,117,553)	(905,289)
Net realized and unrealized gain on investments	1,871,488	862,771	2,612,383
Net income	$3,208,478	$3,686,222	$4,788,808
Other Investments, at Fair Value
Other investments, at fair value has primarily consisted of (a) investments in certain Oaktree and non-Oaktree funds, (b) noninvestment grade debt securities, (c) equities received as part of our sponsorship of SPACs and (d) derivatives utilized to hedge the Company’s exposure to investment income earned from its funds.
The following table summarizes net gains (losses) attributable to the Company’s other investments at fair value:

	Year Ended December 31,
	2024	2023	2022

Realized gain (loss)	$9,504	$4,475	$4,072
Net change in unrealized gain (loss)	2,159	9,393	3,153
Total gain (loss)	$11,663	$13,868	$7,225

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024
($ in thousands, except where noted)
Investments of Consolidated Funds
Investments, at Fair Value
Investments held and securities sold short by the consolidated funds are summarized below:

	Fair Value as of December 31,		Fair Value as a Percentage of Investments of Consolidated Funds as of December 31,
Investments	2024	2023	2024	2023
United States:
Debt securities:
Communication services	$171,325	$69,509	3.6%	1.4%
Consumer discretionary	134,403	202,355	2.7	3.9
Consumer staples	40,195	28,149	0.8	0.5
Energy	34,498	110,990	0.7	2.2
Financials	133,904	223,794	2.7	4.4
Health care	182,525	226,554	3.7	4.4
Industrials	180,469	379,538	3.6	7.5
Information technology	45,702	87,355	0.9	1.7
Materials	32,448	333,459	0.7	6.5
Real estate	54,475	97,621	1.1	1.9
Utilities	19,707	19,954	0.4	0.4
Other	828,223	549,164	16.7	10.6
Total debt securities (cost: $1,792,830 and $2,341,421 as of December 31, 2024 and 2023, respectively)	1,857,874	2,328,442	37.6	45.4
Equity securities:
Communication services	59,897	79,522	1.2	1.5
Consumer discretionary	37,185	68,056	0.8	1.3
Energy	503,018	427,034	10.2	8.3
Financials	347,839	171,924	7.0	3.3
Health care	57,337	32,418	1.2	0.6
Industrials	532,096	369,019	10.8	7.2
Information technology	55,413	44,350	1.1	0.9
Real Estate	10,275	—	0.2	0.0
Utilities	7,367	89,427	0.1	1.7
Total equity securities (cost: $1,362,953 and $1,095,721 as of December 31, 2024 and 2023, respectively)	1,610,427	1,281,750	32.6	24.8
Real estate:
Real estate	15,036	13,780	0.3	0.3
Total real estate securities (cost: $26,966 and $22,716 as of December 31, 2024 and 2023, respectively)	15,036	13,780	0.3	0.3

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024
($ in thousands, except where noted)

	Fair Value as of December 31,		Fair Value as a Percentage of Investments of Consolidated Funds as of December 31,
Investments	2024	2023	2024	2023
Europe:
Debt securities:
Communication services	$7,018	$111,898	0.1%	2.1%
Consumer discretionary	—	18,560	—	0.4
Consumer staples	—	3,107	—	0.1
Energy	—	1,185	—	—
Financials	—	18,381	—	0.4
Health care	76,817	12,136	1.6	0.2
Industrials	4,316	15,993	0.1	0.3
Information technology	—	5,402	0.0	0.1
Materials	4,335	13,487	0.1	0.3
Real estate	35,768	13,424	0.7	0.3
Utilities	—	5,417	0.0	0.1
Other	32,735	34,686	0.7	0.6
Total debt securities (cost: $161,153 and $231,315 as of December 31, 2024 and 2023, respectively)	160,989	253,676	3.3	4.9
Equity securities:
Communication Services	81,124	—	1.6	0.0
Consumer discretionary	48,995	52,468	1.0	1.0
Financials	58,329	49,496	1.2	1.0
Health care	—	19	—	—
Industrials	119,058	93,662	2.4	1.7
Materials	24,282	24,282	0.5	0.5
Real estate	43,698	44,637	0.9	0.9
Total equity securities (cost: $295,630 and $208,130 as of December 31, 2024 and 2023, respectively)	375,486	264,564	7.6	5.1
Real estate:
Consumer Discretionary	60,960	61,357	1.2	1.2
Real estate	130,185	100,216	2.6	1.9
Total real estate securities (cost: $191,470 and $159,423 as of December 31, 2024 and 2023, respectively)	191,145	161,573	3.8	3.1
Asia and other:
Debt securities:
Communication services	—	803	—	—
Consumer discretionary	45,686	17,195	0.9	0.3
Consumer staples	18,204	19,820	0.4	0.4
Energy	—	1,307	—	—
Financials	—	8,192	—	0.2
Health care	—	402	—	0.0
Industrials	—	4,181	—	0.1
Information technology	—	5	—	—
Materials	243,021	249,492	4.9	4.9
Real estate	357,934	435,799	7.2	8.5
Utilities	—	3,244	—	0.1
Total debt securities (cost: $680,671 and $761,394 as of December 31, 2024 and 2023, respectively)	664,845	740,440	13.4	14.5

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024
($ in thousands, except where noted)

	Fair Value as of December 31,		Fair Value as a Percentage of Investments of Consolidated Funds as of December 31,
Investments	2024	2023	2024	2023
Asia and other:
Equity securities:
Industrials	30,827	63,161	0.6	1.2
Real estate	32,916	32,916	0.7	0.6
Utilities	7,317	3,375	0.1	0.1
Total equity securities (cost: $55,638 and $90,638 as of December 31, 2024 and 2023, respectively)	71,060	99,452	1.4	1.9

Total debt securities	2,683,708	3,322,558	54.3	64.8
Total equity securities	2,056,973	1,645,766	41.5	31.8
Total real estate	206,181	175,353	4.2	3.4
Total investments, at fair value	$4,946,862	$5,143,677	100.0%	100.0%
As of December 31, 2024 and 2023, no single issuer or investment had a fair value that exceeded 5% of the Company’s total consolidated net assets.
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
The following table summarizes net gains (losses) from investment activities:

	Year Ended December 31,
	2024		2023		2022
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments
Investments and other financial instruments	$54,580	$131,725	$63,213	$27,890	$4,103	$99,199
CLO liabilities (1)	185	1,597	—	—	(30,033)	(99,550)
Foreign-currency forward contracts (2)	337	28,193	898	(14,909)	43,145	(10,777)
Total-return and interest-rate swaps (2)	613	(19)	(235)	328	975	284
Options and futures (2)	1,440	(2,176)	4,382	(569)	13,322	(223)
Commodity swaps (2)	8,489	(8,654)	11,162	16,324	(44,626)	(3,956)
Total	$65,644	$150,666	$79,420	$29,064	$(13,114)	$(15,023)

(1)    Represents the net change in the fair value of CLO liabilities based on the more observable fair value of CLO assets, as measured under the CLO measurement guidance. Please see note 2 for more information.
(2)    Please see note 7 for additional information.

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024
($ in thousands, except where noted)
6. FAIR VALUE
Fair Value of Financial Assets and Liabilities
The short-term nature of cash and cash-equivalents, U.S. Treasury and other securities, receivables and accounts payable causes each of their carrying values to approximate fair value. The fair value of short-term investments included in cash and cash-equivalents and U.S. Treasury and other securities is a Level I valuation. The Company’s other financial assets and financial liabilities by fair-value hierarchy level are set forth below. Please see notes 9 and 15 for the fair value of the Company’s outstanding debt obligations and amounts due from/to affiliates, respectively. Following the 2024 Restructuring, with the deconsolidation of Oaktree Capital I, the Company no longer holds any debt obligations.

	As of December 31, 2024				As of December 31, 2023
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Corporate investments	$—	$307,825	$—	$307,825	$72,085	$317,551	$20,994	$410,630
SPAC common stock and earn-out shares included in other assets	—	—	—	—	25,360	—	1,797	27,157
Foreign-currency forward contracts included in other assets	—	—	—	—	—	8,098	—	8,098
Total assets	$—	$307,825	$—	$307,825	$97,445	$325,649	$22,791	$445,885

Liabilities
Foreign-currency forward contracts - included in corporate investments	$—	$—	$—	$—	$—	$(8,010)	$—	$(8,010)
Total liabilities	$—	$—	$—	$—	$—	$(8,010)	$—	$(8,010)

Fair Value of Financial Instruments Held By Consolidated Funds
The short-term nature of cash and cash-equivalents held at the consolidated funds causes their carrying value to approximate fair value. The fair value of cash-equivalents is a Level I valuation. Derivatives may relate to a mix of Level I, II or III investments, and therefore their fair-value hierarchy level may not correspond to the fair

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024
($ in thousands, except where noted)
value hierarchy level of the economically hedged investment. The table below summarizes the investments and other financial instruments of the consolidated funds by fair-value hierarchy level:

	As of December 31, 2024				As of December 31, 2023
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Investments:
Corporate debt – bank debt	$—	$281,918	$1,936,315	$2,218,233	$—	$641,615	$1,721,888	$2,363,503
Corporate debt – all other	—	353,922	111,552	465,474	—	698,763	260,292	959,055
Equities – common stock	222,670	39,290	1,187,023	1,448,983	165,649	31,779	846,773	1,044,201
Equities – preferred stock	1,850	—	606,141	607,991	1,929	—	599,636	601,565
Real estate	—	—	206,181	206,181	—	—	175,353	175,353
Total investments	224,520	675,130	4,047,212	4,946,862	167,578	1,372,157	3,603,942	5,143,677
Derivatives:
Foreign-currency forward contracts	—	17,578	—	17,578	—	475	—	475
Swaps	—	—	15,771	15,771	8,658	—	—	8,658
Total derivatives (1)	—	17,578	15,771	33,349	8,658	475	—	9,133
Total assets	$224,520	$692,708	$4,062,983	$4,980,211	$176,236	$1,372,632	$3,603,942	$5,152,810

Liabilities
Derivatives:
Foreign-currency forward contracts	—	(8,513)	—	(8,513)	—	(21,659)	—	(21,659)
Swaps	—	(19)	—	(19)	—	—	—	—
Options and futures	—	(4,853)	—	(4,853)	(571)	—	—	(571)
Total derivatives (2)	—	(13,385)	—	(13,385)	(571)	(21,659)	—	(22,230)
Total liabilities	$—	$(13,385)	$—	$(13,385)	$(571)	$(21,659)	$—	$(22,230)

(1)    Amounts are included in derivative assets under “assets of consolidated funds” in the consolidated statements of financial condition.
(2)    Amounts are included in derivative liabilities under “liabilities of consolidated funds” in the consolidated statements of financial condition.

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024
($ in thousands, except where noted)
The following tables set forth a summary of changes in the fair value of Level III investments:

	Corporate Debt – Bank Debt	Corporate Debt – All Other	Equities – Common Stock	Equities – Preferred Stock	Real Estate	Swaps	Total
2024
Beginning balance	$1,721,888	$260,292	$846,773	$599,636	$175,353	$—	$3,603,942
Deconsolidation of funds	(67,293)	(10)	(575)	(2,356)	—	—	$(70,234)
Transfers into Level III	560,765	41,610	138,379	153	23,738	—	$764,645
Transfers out of Level III	(337,454)	(150,382)	(27,724)	—	(28,619)	—	$(544,179)
Purchases	770,814	60,292	314,181	129,829	42,203	15,771	$1,333,090
Sales	(649,253)	(79,377)	(176,382)	(154,745)	—	—	$(1,059,757)
Realized gain (losses), net	8,926	1,482	66,323	(57,208)	—	—	$19,523
Unrealized appreciation (depreciation), net	(72,078)	(22,355)	26,048	90,832	(6,494)	—	$15,953
Ending balance	$1,936,315	$111,552	$1,187,023	$606,141	$206,181	$15,771	$4,062,983
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$(16,125)	$(18,379)	$5,993	$85,880	$(6,494)	$—	$50,875

2023
Beginning balance	$702,497	$219,503	$777,198	$616,604	$74,471	$—	$2,390,273
Transfers into Level III	192,202	13,236	52,730	—	67,726	—	325,894
Transfers out of Level III	(184,854)	(15,170)	(50,853)	—	—	—	(250,877)
Purchases	1,234,175	103,654	101,028	125,684	34,615	—	1,599,156
Sales	(262,336)	(76,295)	(55,069)	(85,171)	—	—	(478,871)
Realized gain (losses), net	(22)	(639)	22,040	6,475	(13)	—	27,841
Unrealized appreciation (depreciation), net	40,226	16,003	(301)	(63,956)	(1,446)	—	(9,474)
Ending balance	$1,721,888	$260,292	$846,773	$599,636	$175,353	$—	$3,603,942
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$28,278	$14,951	$(342)	$(63,956)	$(1,444)	$—	$(22,513)
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
The following table sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the consolidated funds’ Level III investments as of December 31, 2024:

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (1)(2)	Range	Weighted Average (3)

Credit-oriented investments:
Communication services:	$4,688	Discounted cash flow (6)	Discount rate	17% – 17%	17%
	17,474	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	(67)	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
Energy:	96,532	Discounted cash flow (6)	Discount rate	14% – 16%	15%
	450	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	1,250	Market approach (comparable companies) (7)	Revenue multiple (8)	2.1x – 2.1x	2.1x

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024
($ in thousands, except where noted)

Financials:	94,375	Discounted cash flow (6)	Discount rate	5% – 14%	12%
	16,933	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	32,112	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	11	Expected Recovery (11)	Quoted prices	Not applicable	Not applicable
	21,620	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	0.5x – 1.0x	0.9x
	1,938	Market approach (comparable companies) (7)	Earnings multiple (10)	6.5x –6.5x	6.5x
Industrials:	75,017	Discounted cash flow (6)	Discount rate	0% – 20%	15%
	532	Market approach (comparable companies) (7)	Earnings multiple (10)	7.0x –7.0x	7.0x
	79,595	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	10,771	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Materials:	161,879	Discounted cash flow (6)	Discount rate	13% – 14%	13%
	22,744	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	228,948	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Real estate:	39,981	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	198,904	Discounted cash flow (6)	Discount rate	12% – 19%	15%
	26,839	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	144,469	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	1.0x – 1.0x	1.0x
Other:	62,281	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	19,529	Market approach (comparable companies) (7)	Earnings multiple (10)	6.5x – 7.0x	7.0x
	9,604	Market approach (comparable companies) (7)	Revenue multiple (8)	2.1x – 2.1x	2.1x
	46,921	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	585,355	Discounted cash flow (6)	Discount rate	0% – 27%	15%
	62,953	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	1.0x - 1.0x	1.0x
Equity investments:
	202,057	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	850,420	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	1.0x – 1.0x	1.0x
	458,953	Market approach (comparable companies) (7)	Earnings multiple (10)	5.0x – 14.0x	9.6x
	213,813	Discounted cash flow (6)	Discount rate	4% – 18%	14%
	26,445	Market approach (comparable companies) (7)	Revenue multiple (8)	1.0x – 2.1x	1.2x
	25,295	Discounted cash flow (6) / market approach (comparable companies) (7)	Discount rate	11% – 11%	11%
			Earnings multiple (10)	10.0x – 12.0x	11.0x
	5,979	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	8,903	Expected Recovery (11)	Quoted prices	Not applicable	Not applicable
	1,299	Black Scholes (12)	Quoted prices	Not applicable	Not applicable
Real estate-oriented:
Consumer discretionary:	60,960	Discounted cash flow (6)	Discount rate	20% – 20%	20%
Real estate:	145,221	Discounted cash flow (6)	Discount rate	4% – 26%	15%
Total Level III investments	$4,062,983

    The following table sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the consolidated funds’ Level III investments as of December 31, 2023:

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024
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
December 31, 2024
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
During the year ended December 31, 2024, there were no changes in the valuation techniques for Level III securities. During the year ended December 31, 2023, the valuation techniques for two credit-oriented investments were changed from discounted cash flow to market approach (comparable companies), and two equity investments were changed from recent market information to market approach (comparable companies).
As a result of the 2024 Restructuring, the Company deconsolidated Oaktree Capital I and its consolidated subsidiaries, including its consolidated funds, effective July 1, 2024.

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024
($ in thousands, except where noted)
7. DERIVATIVES AND HEDGING
The fair value of freestanding derivatives consisted of the following:

	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
As of December 31, 2024
Foreign-currency forward contracts	$—	$—	$—	$—

As of December 31, 2023
Foreign-currency forward contracts	$221,910	$8,608	$(234,353)	$(8,520)
Realized and unrealized gains and losses arising from freestanding derivatives were recorded in the consolidated statements of operations as follows:

	Year Ended December 31,
	2024	2023	2022

Investment income (loss)	$—	$(3,501)	$16,259
General and administrative expense (1)	—	$3,153	7,817
Total gain (loss)	$—	$(348)	$24,076

(1)    To the extent that the Company’s freestanding derivatives are utilized to hedge its foreign-currency exposure to investment income and management fees earned from consolidated funds, the related hedged items are eliminated in consolidation, with the derivative impact (a positive number reflects a reduction in expenses) reflected in consolidated general and administrative expense.
There were no derivatives outstanding that were designated as hedging instruments for accounting purposes as of December 31, 2024 and 2023.
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

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024
($ in thousands, except where noted)
The fair value of derivatives held by the consolidated funds consisted of the following:

	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
As of December 31, 2024
Foreign-currency forward contracts	$797,475	$17,578	$(81,625)	$(8,513)
Total-return and interest-rate and credit default swaps	15,207	15,771	(203,533)	(19)
Options and futures	—	—	(13,435)	(4,853)
Total	$812,682	$33,349	$(298,593)	$(13,385)

As of December 31, 2023
Foreign-currency forward contracts	$508,174	$475	$(118,263)	$(21,659)
Total-return and interest-rate and credit default swaps	41,113	8,658	—	—
Options and futures	6,749	—	(163,187)	(571)
Total	$556,036	$9,133	$(281,450)	$(22,230)

The impact of derivatives held by the consolidated funds in the consolidated statements of operations was as follows:

	Year Ended December 31,
	2024		2023		2022
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments
Foreign-currency forward contracts	$337	$28,193	$898	$(14,909)	$43,145	$(10,777)
Total-return and interest-rate and credit default swaps	613	(19)	(235)	328	975	284
Options and futures	1,440	(2,176)	4,382	(569)	13,322	(223)
Commodity swaps	8,489	(8,654)	11,162	16,324	(44,626)	(3,956)
Total	$10,879	$17,344	$16,207	$1,174	$12,816	$(14,672)

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024
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

	Gross Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of December 31, 2024		Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Derivative assets of consolidated funds:
Foreign-currency forward contracts	17,578	—	—	17,578
Total-return and interest-rate and credit default swaps	15,771	—	—	15,771
Subtotal	33,349	—	—	33,349
Total	$33,349	$—	$—	$33,349

Derivative Liabilities:
Derivative liabilities of consolidated funds:
Foreign-currency forward contracts	(8,513)	—	—	(8,513)
Total-return and interest-rate and credit default swaps	(19)	—	—	(19)
Options and futures	(4,853)	—	—	(4,853)
Subtotal	(13,385)	—	—	(13,385)
Total	$(13,385)	$—	$—	$(13,385)

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024
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
8. GOODWILL
Goodwill represents the excess of cost over the fair value of identifiable net assets of acquired businesses. Goodwill has an indefinite useful life and is not amortized, but instead is tested for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or circumstances indicate that impairment may have occurred. Goodwill is included in other assets in the consolidated statements of financial position. Following the 2024 Restructuring, with the deconsolidation of Oaktree Capital I, BOH no longer reports goodwill of Oaktree Capital I effective July 1, 2024.
The carrying value of goodwill was $18.4 million as of December 31, 2023, and is included in other assets in the consolidated statements of financial condition.

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024
($ in thousands, except where noted)
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

	As of
	December 31, 2024	December 31, 2023
Senior unsecured notes
€50,000, 2.20%, issued in June 2022, payable on June 8, 2032	$—	$55,233
€75,000, 2.40%, issued in June 2022, payable on June 8, 2034	—	82,849
€75,000, 2.58%, issued in June 2022, payable on June 8, 2037	—	82,849
Total remaining principal	—	220,931
Less: Debt issuance costs	—	(1,249)
Total debt obligations, net	$—	$219,682
Oaktree Capital I Guaranty Agreements
As of December 31, 2024, OCM, Oaktree Capital I, Oaktree Capital II, Oaktree AIF and Oaktree Capital Management (Cayman), L.P. (“OCM Cayman”) are co-obligors and jointly and severally liable for all debt obligations listed below, while the debt obligations are reflected in the consolidated financial statements based upon the entity that actually made the borrowing and received the related proceeds. Subsequent to the 2024 Restructuring, the Company’s financial statements no longer reflect debt obligations or related liabilities associated with Oaktree Capital I.

On April 7, 2023, OCM, Oaktree Capital I, Oaktree Capital II, Oaktree AIF and OCM Cayman (collectively, the “Obligors”) entered into amendments to each of the note and guaranty agreements listed below for each series of outstanding senior notes issued by OCM and Oaktree Capital I. Pursuant to these amendments, OCM Cayman became a guarantor of each such series of senior notes. These amendments also amended certain provisions in these note and guaranty agreements, including financial definitions, in order to facilitate the joinder of OCM Cayman as an obligor. Additionally, the amendments for the note purchase agreements executed in 2014 and 2020 amended the assets under management covenants to clarify the treatment of entities that the Obligors account for using equity method accounting. On the same date that the note and guaranty agreement amendments took effect, OCM Cayman became a Borrower under the $650.0 million revolving credit facility with OCM, Oaktree Capital I, Oaktree Capital II and Oaktree AIF pursuant to a joinder agreement executed by OCM Cayman as part of the Seventh Amendment to the credit facility.
On May 20, 2020, OCM entered into a note and guaranty agreement with certain accredited investors pursuant to which OCM agreed to issue and sell to such investors $250.0 million of senior unsecured notes that bear a blended 3.68% fixed rate of interest and a weighted average maturity of 2031. These notes are guaranteed by Oaktree Capital I, a consolidated subsidiary of the Company prior to the 2024 Restructuring, along with Oaktree Capital II, Oaktree AIF and OCM Cayman, as co-obligors. The offering closed on July 22, 2020 and OCM received proceeds of $250.0 million on the closing date. As OCM is the issuer of such senior notes, the outstanding principal and interest payments guaranteed by Oaktree Capital I were not included in the Company’s financial statements as no event of default has occurred.
Oaktree Capital I, along with certain other Oaktree Operating Group members as co-borrowers, are parties to a credit agreement with a subsidiary of Brookfield that provides for a subordinated credit facility. The subordinated credit facility has a revolving loan commitment of $250.0 million and borrowings generally bear interest at a spread to either LIBOR or an alternative base rate. Borrowings on the subordinated credit facility are subordinate to the

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024
($ in thousands, except where noted)
outstanding debt obligations and borrowings on the primary credit facility of Oaktree Capital I and its co-borrowers. Oaktree Capital I is jointly and severally liable, along with its co-obligors for outstanding borrowings on the subordinated credit facility. The Company’s financial statements generally would not reflect debt obligations, interest expense or related liabilities associated with the subordinated credit facility until such time as Oaktree Capital I (while it was still a consolidated subsidiary of the Company) directly borrows from it. In March 2022, this credit facility was amended to extend the revolving credit maturity date from May 19, 2023 to September 14, 2026. On October 6, 2023, an amendment was signed to further extend the maturity date to October 6, 2028 and change the interest rate to the SOFR plus 1.6% or an alternative base rate plus 0.5%. The amendment also provided that the maturity date will automatically extend annually in one-year increments until the lenders notify the borrowers of their intention to terminate the subordinated credit facility.
On November 4, 2021, OCM entered into a note and guaranty agreement with certain accredited investors pursuant to which OCM agreed to issue and sell to such investors $200.0 million aggregate principal amount of its 3.06% Senior Notes due January 12, 2037. These notes are guaranteed by Oaktree Capital I, a consolidated subsidiary of the Company prior to the 2024 Restructuring, along with Oaktree Capital II and Oaktree AIF, as co-obligors. The offering closed on January 12, 2022 and OCM received proceeds of $200.0 million on the closing date. As OCM is the issuer of such notes, the outstanding principal and interest payments guaranteed by Oaktree Capital I were not included in the Company’s financial statements as no event of default has occurred.
Oaktree’s bank credit facility was amended on October 4, 2024 to among other things, extend the maturity date of the Credit Agreement from December 15, 2027 to October 4, 2029 with the potential to extend the maturity for up to two additional years, and changed certain lenders who are party to the Credit Agreement. Based on the current credit ratings of OCM, the interest rate on borrowings is the term SOFR reference rate plus 1.10% per annum and the commitment fee on the unused portions of the revolving credit facility is 0.10% per annum. The term SOFR reference rate is determined by the tenor of the borrowings and set by the CME Group Benchmark Administration Limited (CBA). The credit agreement contains customary financial covenants and restrictions, including ones regarding a maximum leverage ratio and a minimum required level of assets under management (as defined in the credit agreement, as amended above). As of December 31, 2024, the revolving credit facility was no longer included in the consolidated financial statements of the Company because Oaktree Capital I was deconsolidated as a result of the 2024 Restructuring.
The fair value of the Company’s debt obligations, which are carried at amortized cost, is a Level III valuation that is estimated based on a discounted cash-flow calculation using estimated rates that would be offered to Oaktree for debt of similar terms and maturities. The fair value of these debt obligations, gross of debt issuance costs, was $175.9 million as of December 31, 2023, utilizing average borrowing rates of 4.9% as of December 31, 2023.
OCM and the Company were in compliance with all financial maintenance covenants associated with its senior notes and bank credit facility as of December 31, 2024 and 2023, respectively. As of December 31, 2024, Oaktree Capital I is jointly and severally liable, along with its co-obligors, for the debt obligations listed below. As of December 31, 2024, Oaktree Capital I is no longer consolidated in the Company’s consolidated financial statements. The Company’s maximum exposure to Oaktree Capital I’s debt obligations is set forth below:

	As of December 31,
	2024	2023

Senior unsecured notes
$50,000, 3.91%, issued in September 2014, payable on September 3, 2024	$—	$50,000
$100,000, 4.01%, issued in September 2014, payable on September 3, 2026	—	100,000
$100,000, 4.21%, issued in September 2014, payable on September 3, 2029	—	100,000
$100,000, 3.69%, issued in July 2016, payable on July 12, 2031	—	100,000
$250,000, 3.78%, issued in December 2017, payable on December 18, 2032	—	250,000
$200,000, 3.64%, issued in July 2020, payable on July 22, 2030	—	200,000
$50,000, 3.84%, issued in July 2020, payable on July 22, 2035	—	50,000
$200,000, 3.06%, issued in January 2022, payable on January 12, 2037	—	200,000
Total remaining principal	$—	$1,050,000

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024
($ in thousands, except where noted)
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
The consolidated funds had the following debt obligations outstanding:

	Outstanding Amount as of December 31,		Facility Capacity	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)	Commitment Fee Rate	L/C Fee
Credit Agreement	2024	2023
Revolving credit facilities (1)	$1,472,795	$951,950	$1,680,505	6.64%	0.5	0.25%	2.22%
Less: Debt issuance costs (2)	(2,685)	(6,155)
Total debt obligations, net	$1,470,110	$945,795

(1)    The credit facility capacity is calculated on a pro rata basis using fund commitments as of December 31, 2024.
(2)    Debt issuance costs are included in other assets as of December 31, 2024 and December 31, 2023.
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

	Year Ended December 31,
	2024	2023	2022
Beginning balance	$3,336,548	$2,182,414	$1,723,294
Deconsolidation of funds	(500,020)	(242)	(249,903)
Contributions	470,924	1,223,103	727,382
Distributions	(750,886)	(221,745)	(207,360)
Net income	417,901	245,928	190,905
Change in distributions payable	95,622	(94,253)	(1,314)
Foreign currency translation and other, net	(1,005)	1,343	(590)
Ending balance	$3,069,084	$3,336,548	$2,182,414
As a result of the deconsolidation of Oaktree Capital I and its consolidated subsidiaries due to the 2024 Restructuring effective July 1, 2024, non-controlling redeemable interests in consolidated funds decreased by $339.1 million at July 1, 2024.

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024
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
As of December 31, 2024 and 2023, OCGH units represented 43,822,210 of the total 160,195,444 Oaktree Operating Group units and 50,915,764 of the total 160,114,755 Oaktree Operating Group units, respectively.
Based on total allocable capital of $0 and $1,058,126 as of December 31, 2024 and 2023, respectively, the OCGH non-controlling interest was $0 and $333,195.
Following the 2024 Restructuring, any related equity interests and non-controlling interests in Oaktree
Capital I will no longer be reflected as part of the Company’s unitholders’ capital.
Distributions per Class A unit are set forth below:

Payment Date	Record Date	Applicable to Period Ended	Distribution Per Unit
November 8, 2024	November 1, 2024	September 30, 2024	$0.79
August 9, 2024	August 5, 2024	June 30, 2024	0.65
May 15, 2024	May 13, 2024	March 31, 2024	1.26
February 23, 2024	February 15, 2024	December 31, 2023	0.14
Total 2024			$2.84

November 10, 2023	November 3, 2023	September 30, 2023	$0.08
August 10, 2023	August 2, 2023	June 30, 2023	0.09
May 10, 2023	May 1, 2023	March 31, 2023	0.72
February 24, 2023	February 15, 2023	December 31, 2022	0.11
Total 2023			$1.00

November 10, 2022	October 31, 2022	September 30, 2022	$0.31
August 10, 2022	August 3, 2022	June 30, 2022	0.38
May 10, 2022	April 30, 2022	March 31, 2022	0.27
February 25, 2022	February 15, 2022	December 31, 2021	0.90
Total 2022			$1.86

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
December 31, 2024
($ in thousands, except where noted)
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
The following table sets forth a summary of net income attributable to the preferred unitholders, the OCGH and other non-controlling interests and the Class A common unitholders:

	Year Ended December 31,
	2024	2023	2022
Weighted average Oaktree Operating Group units outstanding (in thousands):
OCGH and other non-controlling interests	49,397	56,306	60,704
Class A unitholders	110,745	103,791	99,211
Total weighted average units outstanding	160,142	160,097	159,915
Net income attributable to preferred unitholders, OCGH and other non-controlling interests:
Net income attributable to preferred unitholders (1)	$27,316	$27,316	$27,316
Net income (loss) attributable to OCGH and other non-controlling interests	61,637	73,061	68,539
Net income attributable to preferred unitholders, OCGH and other non-controlling interests	$88,953	$100,377	$95,855
Net income (loss) attributable to BOH Class A unitholders:
Oaktree Capital I net income (loss) attributable to BOH Class A unitholders	$199,883	$139,542	$131,001
Non-Operating Group income (expense)	80,325	54,319	45,329
Net income (loss) attributable to BOH Class A unitholders	$280,208	$193,861	$176,330

(1)    Represents distributions declared, if any, on the preferred units.
The change in the Company’s ownership interest in the Oaktree Operating Group is set forth below:

	Year Ended December 31,
	2024	2023	2022
Net income attributable to BOH Class A unitholders	$280,208	$193,861	$176,330
Equity reallocation between controlling and non-controlling interests	33,948	38,365	33,107
Change from net income attributable to BOH Class A unitholders and transfers from non-controlling interests	$314,156	$232,226	$209,437

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024
($ in thousands, except where noted)
Please see notes 10 and 12 for additional information regarding transactions that impacted unitholders’ capital.
12. EARNINGS PER UNIT
The computation of net income per Class A unit is set forth below:

	Year Ended December 31,
	2024	2023	2022
Net income per Class A unit (basic and diluted):	(in thousands, except per unit amounts)

Net income attributable to BOH Class A unitholders	$280,208	$193,861	$176,330
Weighted average number of Class A units outstanding (basic and diluted)	114,452	107,590	102,043
Basic and diluted net income (net of tax) per Class A unit	$2.45	$1.80	$1.73
OCGH units are not exchangeable into Class A units. As the restrictions set forth in the then-current exchange agreement were in place for each applicable reporting period, OCGH units were not included in the computation of diluted earnings per unit for the years ended December 31, 2024 and 2023.
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
Income tax expense from operations consisted of the following:

	Year Ended December 31,
	2024	2023	2022
Current:
Foreign income tax	$—	$—	$15,290
	$—	$—	$15,290
Deferred:
Foreign income tax	$—	$—	$(359)
	$—	$—	$(359)
Total:
Foreign income tax	$—	$—	$14,931
Income tax expense	$—	$—	$14,931
The Company’s income (loss) before income taxes consisted of the following:

	Year Ended December 31,
	2024	2023	2022
Domestic income (loss) before income taxes	$787,062	$540,166	$437,779
Foreign income (loss) before income taxes	—	—	40,242
Total income (loss) before income taxes	$787,062	$540,166	$478,021

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024
($ in thousands, except where noted)
The Company’s effective tax rate differed from the federal statutory rate for the following reasons:

	Year Ended December 31,
	2024	2023	2022
Income tax expense at federal statutory rate	—%	—%	21.00%
Income passed through	—	—	(19.23)
Foreign taxes	—	—	1.35
Total effective rate	—%	—%	3.12%

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

The Company recognizes tax benefits related to its tax positions only where the position is “more likely than not” to be sustained in the event of examination by tax authorities. As part of its assessment, the Company analyzes its tax filing positions in all of the federal, state and foreign tax jurisdictions where it is required to file income tax returns, and for all open tax years in these jurisdictions. All income tax reserve balances related to OCM Cayman were deconsolidated as part of the 2022 Restructuring. As of December 31, 2024, 2023 and 2022, the Company had no unrecognized tax benefits.
The Company recognizes interest and penalties related to unrecognized tax positions in the provision for income taxes in the consolidated statements of operations.  As of December 31, 2024 and 2023, there were no aggregate amount of interest and penalties accrued.  The Company recognized no expense in 2024, 2023, and 2022.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by the relevant tax authorities. With limited exceptions, the Company is no longer subject to income tax audits by taxing authorities for periods before 2021. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to its tax examinations and that any settlements related thereto will not have a material adverse effect on the Company’s consolidated financial statements; however, there can be no assurances as to the ultimate outcomes.

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
Legal Actions
Oaktree, its affiliates, investment professionals, and portfolio companies are routinely involved in litigation and other legal actions in the ordinary course of their business and investing activities.  In addition, Oaktree is subject to the authority of a number of U.S. and non-U.S. regulators, including the SEC and the Financial Industry Regulatory Authority, and those authorities periodically conduct examinations of Oaktree and make other inquiries

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024
($ in thousands, except where noted)
that may result in the commencement of regulatory proceedings against Oaktree and its personnel. The Company and Oaktree are currently not subject to any pending actions or regulatory proceedings that either individually or in the aggregate are expected to have a material impact on the Company’s consolidated financial statements.
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
Commitments to Funds
As of December 31, 2024, the Company had undrawn capital commitments of $112.5 million in its capacity as a limited partner in Opps XI and undrawn commitments of $696.7 million in its capacity as a limited partner in Opps XII (Opps XI and Opps XII as defined in note 15).
As of December 31, 2023, the Company, generally in its capacity as general partner through Oaktree Capital I had undrawn capital commitments of $349.9 million including commitments to both unconsolidated and consolidated funds.
Investment Commitments of the Consolidated Funds
Certain of the consolidated funds are parties to credit arrangements that provide for the issuance of letters of credit and/or revolving loans, which may require the particular fund to extend loans to investee companies. The consolidated funds use the same investment criteria in making these commitments as they do for investments that are included in the consolidated statements of financial condition. The unfunded liability associated with these credit arrangements is equal to the amount by which the contractual loan commitment exceeds the sum of funded debt and cash held in escrow, if any. As of December 31, 2024 and 2023, the consolidated funds had no potential aggregate commitments.
A consolidated fund may agree to guarantee the repayment obligations of certain investee companies. As of December 31, 2024 and 2023, there were no guaranteed amounts under such arrangements.
Certain consolidated funds are investment companies that are required to disclose financial support provided or contractually required to be provided to any of their portfolio companies. During the years ended December 31, 2024 and 2023, the consolidated funds did not provide any financial support to portfolio companies.
As a result of the 2024 Restructuring, the Company no longer controls Oaktree Capital I. As such, the funds consolidated by Oaktree Capital I are no longer consolidated by the Company.

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024
($ in thousands, except where noted)
15. RELATED-PARTY TRANSACTIONS
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

	As of December 31,
	2024	2023
Due from affiliates:
Loans to affiliates	$—	$25,996
Incentive income due from unconsolidated funds and affiliates	—	202,052
Payments made on behalf of unconsolidated entities	227	4,437
Total due from affiliates	$227	$232,485
Due to affiliates:
Loans from affiliates	$—	$47,909
Amounts due to unconsolidated entities	200	14,850
Total due to affiliates	$200	$62,759
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
As of December 31, 2023, OCM had borrowed $26.0 million from the Company through Oaktree Capital I, which was included in due from affiliates, and generated $810 thousand of interest income for the year ended December 31, 2023. As of December 31, 2023, the Company through Oaktree Capital I has borrowed $48.0 million from OCM, which was included in due to affiliates, and incurred $1.4 million of interest expense for the year ended December 31, 2023.
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
Revenues Earned From Oaktree Funds
In aggregate, management fees and incentive income earned from unconsolidated funds totaled $117.5 million, $267.3 million and $280.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
December 31, 2024
($ in thousands, except where noted)
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
For each of the years ended December 31, 2024 and 2023, the Company incurred administrative services expense of $0.8 million.
Subordinated Credit Facility
Oaktree Capital I, along with certain other Oaktree Operating Group members as co-borrowers, are parties to a credit agreement with a subsidiary of Brookfield that provides for a subordinated credit facility. The subordinated credit facility has a revolving loan commitment of $250.0 million and borrowings generally bear interest at a spread to either LIBOR or an alternative base rate. Borrowings on the subordinated credit facility are subordinate to the outstanding debt obligations and borrowings on the primary credit facility of Oaktree Capital I and its co-borrowers as detailed in note 9. Oaktree Capital I is jointly and severally liable, along with its co-obligors for outstanding borrowings on the subordinated credit facility. As set forth in note 9, the Company’s financial statements have not reflected debt obligations, interest expense or related liabilities associated with Oaktree Capital I as Oaktree Capital I (while it was still a consolidated subsidiary of the Company) has not directly borrowed from the subordinated credit facility. In March 2022, this credit facility was amended to extend the revolving credit maturity date from May 19, 2023 to September 14, 2026. On October 6, 2023, an amendment was signed to further extend the maturity date to October 6, 2028, and change the interest rate to SOFR plus 1.6% or an alternative base rate plus 0.5%. The amendment also provided that the maturity date will automatically extend annually in one-year increments until the lenders notify the borrowers of their intention to terminate the subordinated credit facility.
Subsequent to the 2024 Restructuring, due to the deconsolidation of Oaktree Capital I, the subordinated credit facility will no longer be reflected as a related party transaction with the Company.
Investment in Oaktree Opportunities Fund XI
The Company has subscribed for a limited partner interest in, and made a capital commitment of, $750.0 million to Oaktree Opportunities Fund XI, L.P., a parallel investment vehicle thereof or a feeder fund in respect of one of the foregoing (such limited partner interest, the “Opps XI Investment” and such fund entities collectively, “Opps XI”). In order to make the Opps XI Investment, the Company’s sole Class A unitholder, or one of its affiliates, will contribute cash as a capital contribution (the “Opps XI Investment Cash”) as and to the extent

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024
($ in thousands, except where noted)
required to satisfy the Company’s obligations to Opps XI. The Company will use the Opps XI Investment Cash solely to fund the Opps XI Investment and satisfy its obligations in respect of Opps XI and distributions from the Opps XI Investment are intended solely for the benefit of the Class A unitholder, subject to applicable law. The Company’s preferred unitholders should not rely on distributions received by the Company in respect of the Company’s Opps XI Investment for payment of dividends or redemption of the preferred units. For the year ended December 31, 2024, the Company did not fund any of its capital commitment. As of December 31, 2024, the Company has funded in the aggregate $637.5 million of the $750.0 million of its capital commitment.
Investment in Oaktree Opportunities Fund XII
On May 22, 2023, the Company subscribed for a limited partner interest in, and made a capital commitment of, $750.0 million to Oaktree Opportunities Fund XII, L.P., a parallel investment vehicle thereof or a feeder fund in respect of one of the foregoing (such limited partner interest, the “Opps XII Investment” and such fund entities collectively, “Opps XII”). In order to make the Opps XII Investment, the Company’s sole Class A unitholder, or one of its affiliates, will contribute cash as a capital contribution (the “Opps XII Investment Cash”) as and to the extent required to satisfy the Company’s obligations to Opps XII. The Company will use the Opps XII Investment Cash solely to fund the Opps XII Investment and satisfy its obligations in respect of Opps XII and distributions from the Opps XII Investment are intended solely for the benefit of the Class A unitholder, subject to applicable law. The Company’s preferred unitholders should not rely on distributions received by the Company in respect of the Company’s Opps XII Investment for payment of distributions on or redemption of the preferred units. For the year ended December 31, 2024, the Company funded $53.3 million of its capital commitment. As of December 31, 2024, the Company has funded in the aggregate $53.3 million of the $750.0 million of its capital commitment.
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

As of December 31, 2024, the carrying value of NTR included in corporate investments was $307.8 million.
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

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024
($ in thousands, except where noted)
SPV Credit Facility

In March 2024, BOH transferred a portion of its indirect interest in Opps XI to newly formed special purpose subsidiary (“SPV I”) and pledged its ownership interest in SPV I as collateral for a non-recourse credit facility of an affiliate. In June 2024, BOH transferred an additional portion of its indirect interest in Opps XI to a newly formed special purpose subsidiary (“SPV II”) and pledged its ownership interest in SPV II as collateral for a second non-recourse credit facility of the affiliate. While the outstanding borrowings on the facilities are the obligations of the affiliate, the co-borrowers, including SPV I and SPV II, have joint and several liability under the credit facilities in the event of default and are required to comply with certain covenants. As of December 31, 2024, BOH’s potential exposure under these arrangements is limited to the carrying value of its pledged interests in SPV I and SPV II of $139.6 million and $239.4 million, respectively.

Effect of the 2024 Restructuring
As a result of the 2024 Restructuring, the Company no longer consolidates Oaktree Capital I. The Company will continue to disclose the Services Agreement between BOH and OCM, and Brookfield’s investments in Oaktree Opportunities Fund XI, L.P. and Oaktree Opportunities Fund XII, L.P. and investment in Brookfield REIT.
16. SEGMENT REPORTING
We operate as a single operating segment, which is also our sole reportable segment. The Company’s chief operating decision maker (“CODM”) is our Chief Executive Officer, who reviews financial information presented on a consolidated basis, accompanied by information about our revenue, for purposes of making operating decisions, assessing financial performance and allocating resources. Net income is our primary measure of profit, and all costs and expense categories on our consolidated statements of operations are significant, and are regularly reviewed at a consolidated level by the CODM. The assets attributable to this segment are reflected in the consolidated financial statements.
17. SUBSEQUENT EVENTS
Class A Unit Distribution
    A distribution of $0.75 per Class A unit was paid on February 25, 2025 to holders of record at the close of business on February 15, 2025.
Preferred Unit Distributions
    A distribution of $0.414063 per Series A preferred unit was paid on March 17, 2025 to Series A preferred unitholders of record at the close of business on March 1, 2025.
    A distribution of $0.409375 per Series B preferred unit was paid on March 17, 2025 to Series B preferred unitholders of record at the close of business on March 1, 2025.

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
Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control—Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2024 was effective.
Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III.

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors
The following table sets forth information about our executive officers and directors as of March 20, 2025:

Name	Age	Position
Howard S. Marks	78	Director and Co-Chairman

Bruce A. Karsh	69	Director and Co-Chairman

John B. Frank	68	Director and Vice Chairman

Nicholas H. Goodman	43	Chief Executive Officer

Daniel D. Levin	46	Chief Financial Officer and Secretary

Sheldon M. Stone	72	Director

Justin B. Beber	55	Director

Bruce Flatt	59	Director

Steven J. Gilbert	77	Director

Depelsha T. McGruder	52	Director

Mansco Perry	71	Director

Marna C. Whittington	77	Director

Howard S. Marks is our Co-Chairman and one of Oaktree’s co-founders and has been a director since May 2007. Since the formation of Oaktree in 1995, Mr. Marks has been responsible for ensuring Oaktree’s adherence to its core investment philosophy; communicating closely with clients concerning products and strategies; and contributing his experience to big-picture decisions relating to investments and corporate direction. From 1985 until 1995, Mr. Marks led the groups at The TCW Group, Inc. that were responsible for investments in distressed debt, high yield bonds, and convertible securities. He was also Chief Investment Officer for Domestic Fixed Income at TCW. Previously, Mr. Marks was with Citicorp Investment Management for 16 years, where from 1978 to 1985 he was Vice President and senior portfolio manager in charge of convertible and high yield securities. Between 1969 and 1978, he was an equity research analyst and, subsequently, Citicorp’s Director of Research. Mr. Marks holds a B.S.Ec. degree cum laude from the Wharton School of the University of Pennsylvania with a major in finance and an M.B.A. in accounting and marketing from the Booth School of Business of the University of Chicago, where he received the George Hay Brown Prize. He is a CFA® charterholder. Mr. Marks is a Trustee and member of the Investment Committee at the Metropolitan Museum of Art. He is a member of the Investment Committee of the Royal Drawing School (in London). Mr. Marks serves as a director of Brookfield Corporation. He also serves on the Shanghai International Financial Advisory Council and the Advisory Board of Duke Kunshan University and is an Emeritus Trustee of the University of Pennsylvania, where from 2000 to 2010 he chaired the Investment Board. With over 40 years of investment experience, Mr. Marks’s extensive expertise in the investment management industry, his perceptive market insights and his importance to Oaktree’s client development add value to our board of directors.

Bruce A. Karsh is our Co-Chairman and one of Oaktree’s co-founders and has been a director since May 2007. He also serves as Chief Investment Officer of OCM and portfolio manager for Oaktree’s Global Opportunities, Value Opportunities and Global Credit strategies. Prior to co-founding Oaktree, Mr. Karsh was a managing director of TCW Asset Management Company, and the portfolio manager of the Special Credits Funds from 1988 until 1995. Prior to joining TCW, Mr. Karsh worked as Assistant to the Chairman of SunAmerica, Inc. Prior to that, he was an attorney with the law firm of O’Melveny & Myers. Before working at O’Melveny & Myers, Mr. Karsh clerked for the Honorable Anthony M. Kennedy, then of the U.S. Court of Appeals for the Ninth Circuit and now retired Associate Justice of the U.S. Supreme Court. Mr. Karsh holds an A.B. degree in economics summa cum laude from Duke University, where he was elected to Phi Beta Kappa. He went on to earn a J.D. from the University of Virginia School of Law, where he served as Notes Editor of the Virginia Law Review and was a member of the Order of the Coif. Mr. Karsh serves on the boards of a number of privately held companies. He is a member of the investment committee of the Broad Foundations. Mr. Karsh is Trustee Emeritus of Duke University, having served as Trustee from 2003 to 2015, and as Chairman of the Board of DUMAC, LLC, the entity that managed Duke’s endowment, from 2005 to 2014. Additionally, Mr. Karsh’s extensive leadership and management skills, his expertise in the investment management industry and his current and past service on boards of other public companies add value to our board of directors.
John B. Frank is our Vice Chairman and has been a director of the Company since May 2007. Mr. Frank joined in 2001 as General Counsel and was named Oaktree’s Managing Principal in early 2006, a position which he held for about nine years.  As Managing Principal, Mr. Frank was Oaktree’s principal executive officer and responsible for all aspects of the Oaktree’s management. Prior to joining Oaktree, Mr. Frank was a partner of the Los Angeles law firm of Munger, Tolles & Olson LLP, where he managed a number of notable merger and acquisition transactions and was responsible for the firm’s financial affairs. While at that firm, he served as primary outside counsel to public- and privately-held corporations, and as special counsel to various boards of directors and special board committees.  Prior to joining Munger Tolles in 1984, Mr. Frank served as a law clerk to the Honorable Frank M. Coffin of the United States Court of Appeals for the First Circuit.  Prior to attending law school, Mr. Frank served as a Legislative Assistant to the Honorable Robert F. Drinan, Member of Congress.  Mr. Frank holds a B.A. degree with honors in history from Wesleyan University and a J.D. magna cum laude from the University of Michigan Law School, where he was Managing Editor of the Michigan Law Review and a member of the Order of the Coif.  He is a member of the State Bar of California and, while in private practice, was listed in Woodward & White’s Best Lawyers in America.  Mr. Frank is the Chair of Oaktree Specialty Lending and a member of various of its board committees. Mr. Frank is a member of the Board of Directors of Chevron Corporation, Daily Journal Corporation and Chair of the Board of Duration Capital Partners, an investment firm specializing in transportation infrastructure that “spun-out” from Oaktree in 2024. Mr. Frank is also a Trustee of The James Irvine Foundation, the XPRIZE Foundation and the John Randolph Haynes and Dora Haynes Foundation. Mr. Frank was formerly a long-time trustee of Good Samaritan Hospital, Polytechnic School and Wesleyan University (where he served as Chair of the Board).  Mr. Frank’s legal background and investment management industry knowledge add value to our board of directors.
Nicholas H. Goodman is our Chief Executive Officer and has been in such role since March 2024. Mr. Goodman is also President and Chief Financial Officer of Brookfield. In Mr. Goodman’s current role at Brookfield, he is responsible for allocating Brookfield’s capital across its various businesses and new business initiatives. He also has overall responsibility for global finance, tax, treasury and capital markets. Prior to becoming President in 2022 and Chief Financial Officer in 2020, Mr. Goodman served as Managing Partner and Treasurer of Brookfield. Mr. Goodman joined Brookfield in 2010 and since then has held several roles, including Chief Financial Officer of Brookfield Renewable Partners. Prior to Brookfield, Mr. Goodman worked for large financial institutions in London and New York. Mr. Goodman holds a Bachelor of Arts (Hons) from the University of Strathclyde in Glasgow, Scotland, and is a member of the Institute of Chartered Accountants of Scotland.
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
Sheldon M. Stone is a co-founder of Oaktree and has been a director of the Company since May 2007. Mr. Stone is the creator and head of Oaktree’s high yield bond area. In this capacity, he serves as a co-portfolio manager of Oaktree’s U.S. High Yield Bond and Global High Yield Bond strategies. Mr. Stone established TCW’s High Yield Bond department with Mr. Marks in 1985 and ran the department for ten years. Prior to joining TCW, Mr. Stone worked with Mr. Marks for two years at Citibank where he performed credit analysis and managed high yield bond portfolios. From 1978 to 1983, Mr. Stone worked at The Prudential Insurance Company where he was a director of corporate finance, managing a private debt portfolio exceeding $1 billion. Mr. Stone holds a B.A. degree from Bowdoin College and an M.B.A. in accounting and finance from Columbia University. In addition, he is a Trustee of the Colonial Williamsburg Foundation, an Adjunct Professor at the University of Southern California and serves on of the investment committee for Bowdoin College. With over 35 years of experience in the fixed income markets, Mr. Stone brings a wealth of knowledge to the board of directors. As one of Oaktree’s co-founders, he is also closely familiar with Oaktree’s business. His investment background and insights into the fixed income markets add value to our board of directors.
Justin B. Beber is Chief Operating Officer of Brookfield. In this role, he has primary oversight of Brookfield’s corporate operations, including corporate strategy, human resources, risk management, technology, legal, compliance, and internal audit activities. Mr. Beber is a member of Brookfield’s Executive Committee. Mr. Beber joined Brookfield in 2007 and has held a variety of senior roles including Head of Strategic Initiatives for Brookfield’s Infrastructure Group. Prior to joining Brookfield in 2007, Mr. Beber was a partner with a leading Toronto-based law firm, where his practice focused on corporate finance, mergers and acquisitions and private equity. Mr. Beber earned his combined MBA/LLB from the Schulich School of Business and Osgoode Hall Law School at York University in Canada and Bachelor of Economics from McGill University. Mr. Beber has been an Oaktree director since 2019. Mr. Beber’s legal background and expertise in the investment management industry add value to our board of directors.
Bruce Flatt is Chief Executive Officer of Brookfield and Brookfield Asset Management, a leading global alternative asset manager, and has been a director since October 2019. Mr. Flatt joined Brookfield in 1990 and became CEO in 2002. Under his leadership, Brookfield has developed a global operating presence in more than 30 countries. Mr. Flatt ran Brookfield’s real estate and investment operations and has served on numerous public company boards over the past three decades. Mr. Flatt’s extensive leadership and management skills, his expertise in the investment management industry and his current and past service on boards of other public companies add value to our board of directors.
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
Depelsha T. McGruder has been a director since February 2021. Ms. McGruder is the chief operating officer and treasurer for the Ford Foundation, overseeing Finance, Information Technology and Information Management, International Operations, Facilities and Property Management, Grants Management and Event Strategy & Production across 11 offices in the US, Africa, Asia and Latin America. Prior to joining the foundation in 2020, she served as COO of New York Public Radio (NYPR), overseeing internal operations and strategic planning for WNYC, WQXR, Gothamist.com, The Greene Space, and New Jersey Public Radio since 2018. Before her tenure at NYPR, Ms. McGruder spent 17 years at Viacom in senior leadership positions at both MTV and BET Networks, launching and operating multiple new businesses and networks. She started her career as a broadcast journalist, working as an on-air reporter, anchor, and producer for two commercial television stations in Georgia and subsequently spent time as a strategy consultant at Accenture in the media, telecommunications and high technology practice. She holds a B.A. from Howard University and an M.B.A. from Harvard Business School. Ms. McGruder’s finance, strategy and operations expertise adds value to our board of directors.

Mansco Perry has been a director since February 2023. Mr. Perry was the Executive Director and Chief Investment Officer of the Minnesota State Board of Investment from October 2013 until his retirement in October 2022. He previously served as the Chief Investment Officer of Macalester College from 2010 to 2013; Chief Investment Officer of the Maryland State Retirement and Pension System from 2008 to 2010; and Assistant Executive Director and Deputy Chief Investment Officer of the Minnesota State Board of Investment from 1998 to 2008. He currently serves on the Investment Committee of Lawrence University. He has also served as a member of various investment committees, including the Investment Advisory Council of the New York State Teachers Retirement System. Additionally, throughout his career, he has served on the board of directors or the board of trustees of a number of private colleges, councils and foundations, including the Council of Institutional Investors where he was Treasurer from 2021 to 2022. In 2017, Mr. Perry received the Richard L. Stoddard Award in Recognition of His Outstanding Contributions to the Investment of Public Funds by the National Association of State Investment Officers. Mr. Perry holds a B.A. from Carleton College, an M.B.A. from the University of Chicago, and a J.D. from the William Mitchell School of Law. He was awarded the Chartered Financial Analyst, the Chartered Alternative Investment Analyst, and the Certificate in Investment Performance Measurement designations. Mr. Perry’s investment and finance expertise add value to our board of directors.
Marna C. Whittington, Ph.D., has been a director since June 2012. Ms. Whittington was the Chief Executive Officer of Allianz Global Investors Capital from 2001 until her retirement in January 2012. From 2002 to 2011, she was Chief Operating Officer of Allianz Global Investors, the parent company of Allianz Global Investors Capital. Prior to that, she was Managing Director and Chief Operating Officer of Morgan Stanley Investment Management. Ms. Whittington started in the investment management industry in 1992, joining Philadelphia-based Miller Anderson & Sherrerd. Previously, she was Executive Vice President and CFO of the University of Pennsylvania, and earlier, Secretary of Finance for the State of Delaware. Ms. Whittington currently serves as a director and chair of the audit committee of Ocugen. She also currently serves as a director and audit committee member of Phillips 66. She holds an M.S. degree and a Ph.D. from the University of Pittsburgh, both in quantitative methods, and a B.A. degree in mathematics from the University of Delaware. Ms. Whittington’s investment and finance expertise and her familiarity with our company add value to our board of directors.
There are no family relationships among any of our executive officers and directors.

Board Structure and Governance
Composition of Our Board of Directors
Our operating agreement establishes a board of directors responsible for the oversight of our business and operations. Our operating agreement provides that until the earliest to occur of (a) Messrs. Howard Marks and Bruce Karsh, collectively, ceasing to beneficially own at least 42% of the equity in the Oaktree Operating Group they owned as of September 30, 2019, (b) Messrs. Howard Marks and Bruce Karsh both ceasing to be actively and substantially involved in the oversight of the affairs of the Oaktree Operating Group business, (c) the incapacitation of both Messrs. Howard Marks and Bruce Karsh, (d) either Messrs. Howard Marks or Bruce Karsh becoming incapacitated, and the other ceasing to be actively and substantially involved in the oversight of the affairs of the Oaktree Operating Group business for a period of at least 90 consecutive days or an aggregate of 180 calendar days in any 360-day period, except as a result of incapacitation, or (e) September 30, 2026, the board of directors will be comprised of no less than five individuals and, without Brookfield’s consent, no more than 10 individuals, with two selected by OCGH and two selected by Brookfield. The remaining directors will be nominated by OCGH and be subject to joint written appointment by each of OCGH and Brookfield. As of March 20, 2025, there are 10 directors on the board of directors. Upon the occurrence of any events described in clauses (a) through (e) above, for so long as the holders of OCGH units as of September 30, 2019 and certain related parties and certain permitted transferees (the “Permitted OCGH Holders”) continue to beneficially own at least 15% of the equity in the Oaktree Operating Group beneficially owned by them immediately after the closing of the mergers on September 30, 2019, OCGH will be entitled to appoint a number of directors equal to the greater of (i) a number of directors proportionate to such equity ownership and (ii) two directors. Otherwise, for so long as the Permitted OCGH Holders continue to beneficially own at least 5% (but less than 15%) of the equity of the Oaktree Operating Group beneficially owned by them immediately after the closing of the mergers on September 30, 2019, OCGH will be entitled to appoint one director. Brookfield will appoint the remaining directors to the board of directors. Our board of directors consists of Messrs. Marks, Karsh, Frank, Stone, Beber, Flatt, Gilbert, Perry and Mss. McGruder and Whittington (for a total of 10 directors). Subject to our operating agreement, actions by our board of directors must be taken with the approval of at least a majority of its members.
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
Code of Ethics
We have a Code of Ethics, which applies to our principal executive officer, principal financial officer and principal accounting officer and is available on our website at https://www.brookfieldoaktreeholdings.com/ under the “Corporate Governance” section. We intend to disclose any amendment to or waiver of the Code of Ethics on behalf of a principal executive officer, principal financial officer or principal accounting officer, either on our website or in a Current Report on Form 8-K filing.
Securities Trading Policies and Procedures
We have adopted policies and procedures governing the purchase, sale and/or other dispositions of our securities by directors, officers and employees and by us and Oaktree that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the listing standards of the New York Stock Exchange. A copy of our Securities Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Communications to the Board of Directors
The non-management members of our board of directors meet quarterly. The non-management directors have selected Mr. Gilbert, one of our non-management directors, to lead these meetings for 2025. All interested parties, including any employee or unitholder, may send communications to the non-management members of our board of directors by writing to: Brookfield Oaktree Holdings, LLC, Attn: Chief Financial Officer and Secretary, 333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our executive officers and directors and persons who beneficially own more than ten percent of a registered class of our equity securities to file initial reports of ownership and reports of changes in ownership with the SEC and furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us or written representations from such persons that they were not required to file a Form 5 to report previously unreported ownership or changes in ownership, we believe that, with respect to the year ended December 31, 2024, such persons complied with all such filing requirements.

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
Oaktree’s fundamental philosophy in compensating its key personnel under its carried interest and profit sharing arrangements has always been to align their interests with the interests of Oaktree’s clients and unitholders and to motivate and reward long-term performance. The alignment of interests is a defining characteristic of Oaktree’s business and one that Oaktree believes best optimizes long-term sustainable value.
The following individuals were our NEOs for 2024: (a) Bruce A. Karsh, our Co-Chairman; (b) Nicholas H. Goodman, who became our Chief Executive Officer on March 1, 2024; (c) Daniel D. Levin, our Chief Financial Officer; (d) John B. Frank, our Vice Chairman, and (e) Jay S. Wintrob, our former Chief Executive Officer who ceased serving in this role on March 1, 2024. We only have four NEOs who were actively engaged with us at the end of 2024 because none of our other executive officers receive compensation from us or our subsidiaries.
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
Carried Interest or Incentive Income
Mr. Karsh and Mr. Frank have a right to receive a portion of the incentive income generated by certain of Oaktree’s funds through their participation interests in the carry pools generated by the general partners of these funds. The carry pools (and our NEOs’ participation therein) are referred to as Oaktree’s “Carry Plans.” Under the terms of the closed-end funds, we (and officers and employees who share in carried interest) are generally not entitled to carried interest distributions (other than tax distributions) until the investors in the funds have received a return of all contributed capital plus a preferred return, which is typically 8%. Because the aggregate amount of carried interest payable through the Carry Plans is directly tied to the realized performance of the funds, Oaktree believes this fosters a strong alignment of interests among the investors in those funds and these NEOs, and therefore benefits both those investors and our unitholders.
For purposes of our financial statements, we treat the income allocated to Oaktree’s personnel who have participation interests in the incentive income generated by Oaktree’s funds as compensation, and the allocations of incentive income earned by our NEOs in respect of 2024 are accordingly set forth under “All Other Compensation” in the Summary Compensation Table below, even though they may not have received such amounts in cash.
The Carry Plans largely consist of the participation interests in certain of Oaktree’s investment funds paid to the general partners of those funds, which in turn have granted a portion of such interests to Oaktree’s investment professionals. Certain investment funds and separate accounts that Oaktree manages pay incentive fees directly to certain members of the Oaktree Operating Group. Our NEOs with profit sharing arrangements will also receive a portion of incentive fees through those profit sharing arrangements.
Compensation of the Individual NEOs
Bruce A. Karsh
All of the compensation earned by Mr. Karsh from us in 2024 consisted of carried interest we received from certain of Oaktree’s Opportunistic Credit funds, Oaktree’s largest closed-end strategy. Mr. Karsh received such carried interest as the portfolio manager of these funds.

Nicholas H. Goodman
Mr. Goodman does not receive compensation from us for his services. Rather, Brookfield compensates Mr. Goodman, including for the duties that he performs for us. As Mr. Goodman’s compensation is set and paid by Brookfield, the Summary Compensation Table includes only the amount of the compensation that is allocated to us for accounting purposes in connection with the services that Mr. Goodman provides as our Chief Executive Officer.
Daniel D. Levin
Mr. Levin does not receive compensation from us for his services. Rather, we pay a service fee to OCM pursuant to the Services Agreement, as described under “Certain Relationships and Related Transactions, and Director Independence—BOH Services Agreement with OCM,” and OCM compensates Mr. Levin, including for the duties that he performs for us. Mr. Levin’s compensation is set by OCM.
John B. Frank
Mr. Frank received a share of the carried interest from Oaktree’s largest closed-end strategy, Opportunistic Credit, both in recognition of his historical contributions to the management of some of the strategy’s investments and in lieu of other compensation, such as a greater profit sharing percentage or additional OCGH units.
For 2024 Mr. Frank also received (a) 1.3% of the net incentive income of the Oaktree Operating Group from certain funds that existed as of December 31, 2014 (b) 1.0% of the net incentive income of Oaktree Operating Group from certain funds that started during 2015 or had substantial or final closings during 2015, and (c) 0.5% of the net incentive income of the Oaktree Operating Group from certain funds that started after December 31, 2015 or whose final or more substantial closing occurred after December 31, 2015.
Additionally, for 2024 Mr. Frank was entitled to receive profit sharing payments that reflect 0.5% of the net investment income and fee-related earnings of the Oaktree Operating Group subject to certain adjustments. Mr. Frank’s profit sharing of net incentive income, net investment income and fee-related earnings was subject to a cap of $3,000,000 in 2024.
Mr. Frank’s remuneration for 2024 was determined based on his responsibilities as Vice Chairman.
Jay S. Wintrob
Pursuant to his employment agreement, Mr. Wintrob was entitled to profit sharing payments equal to a fixed percentage of Oaktree’s operating profit and income during the employment term (which ended on April 1, 2024). The fixed percentage is 1.5% in each of 2015 through 2024, up to the level of profit and income in 2014 and 1.75% of profit and income that exceeds the 2014 level, if any. Beginning in 2017, these profit sharing payments were calculated by including a portion of the net incentive income on pre-employment funds. For 2020 and later, the payments were calculated taking into account 50% of the net incentive income earned by Oaktree that is derived from such funds. In all cases, Mr. Wintrob’s profit sharing payments have a floor of $5,000,000 per year, pro-rated for a partial year. Payments are made, in arrears, in a combination of cash and awards under a long-term incentive plan administered by OCM, but at least the first $3,000,000 in each year is paid in cash.
No Perquisites
We do not provide our executive officers with perquisites.

Summary Compensation Table for 2024
The following table provides summary information concerning the compensation of Nicholas H. Goodman, who became our principal executive officer on March 1, 2024, Daniel D. Levin, our chief financial officer, and our two other most highly compensated executive officers as of December 31, 2024, and Jay S. Wintrob, our former principal executive officer who ceased serving in this role on March 1, 2024, for services rendered to us during 2024. As explained above, we only have four NEOs who were actively engaged with us at the end of 2024 because none of our other executive officers receive compensation from us or our subsidiaries.
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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($) (1)	Total ($)
Bruce A. Karsh, Co-Chairman	2024	$—	$—	$—	$276,619	$276,619
	2023	$—	$—	$—	$15,257	$15,257
	2022	$—	$—	$—	$173,423	$173,423
Nicolas H. Goodman Chief Executive Officer (2)	2024	$—	$—	$—	$75,000	$75,000
Daniel D. Levin, Chief Financial Officer	2024	$—	$—	$—	$—	$—
	2023	$—	$—	$—	$—	$—
	2022	$—	$—	$—	$—	$—
John B. Frank, Vice Chairman	2024	$—	$—	$—	$619,328	$619,328
	2023	$—	$—	$—	$401,476	$401,476
	2022	$—	$—	$—	$671,560	$671,560
Jay S. Wintrob, Former Chief Executive Officer	2024	$—	$—	$—	$691,415	$691,415
	2023	$—	$—	$—	$1,381,451	$1,381,451
	2022	$—	$—	$—	$2,158,711	$2,158,711

(1)    Please see the “All Other Compensation Supplemental Table” below.
(2)    Amount represents a portion of his compensation paid by Brookfield (in his capacity as President and CFO of that entity) allocated for his services as CEO of BOH.

All Other Compensation Supplemental Table
The following table provides additional information regarding each component of the All Other Compensation column in the Summary Compensation Table:

Name	Year	Payments in Respect of Carried Interest (1)	Profits Participation (2)	Allocated from Brookfield Corporation	Total
Bruce A. Karsh	2024	$276,619	$—	$—	$276,619
	2023	$15,257	$—	$—	$15,257
	2022	$173,423	$—	$—	$173,423
Nicholas H. Goodman	2024 (3)	$—	$—	$75,000	$75,000
Daniel D. Levin	2024	$—	$—	$—	$—
	2023	$—	$—	$—	$—
	2022	$—	$—	$—	$—
John B. Frank	2024	$55,507	$563,821	$—	$619,328
	2023	$3,704	$397,772	$—	$401,476
	2022	$47,314	$624,246	$—	$671,560
Jay S. Wintrob	2024	$—	$691,415	$—	$691,415
	2023	$—	$1,381,451	$—	$1,381,451
	2022	$—	$2,158,711	$—	$2,158,711

(1)    Amounts included for 2024 represent amounts earned on an accrual basis in respect of participation interests in incentive income generated by Oaktree’s funds with respect to the year ended December 31, 2024. To the extent that timing differences may exist between when amounts are earned on an accrual basis and paid in cash, these amounts do not reflect actual cash carried interest distributions to the NEOs during such periods. Timing differences typically arise when cash is distributed in the quarter immediately following the one in which the related income was earned.
(2)    Amounts included for 2024 represent the amounts earned on an accrual basis in a given year in respect of the NEO’s annual profits participation interest.
(3)    Amount represents a portion of his compensation paid by Brookfield (in his capacity as President and CFO of that entity) allocated for his services as CEO of BOH.
Non-competition, Non-solicitation and Confidentiality Restrictions
Pursuant to the terms of OCGH’s partnership agreement or applicable equity grant agreements, our executive officers (other than Mr. Goodman, who is subject to separate obligations to Brookfield) are subject to customary provisions regarding non-solicitation of Oaktree’s clients and employees, confidentiality, assignment of intellectual property and non-disparagement obligations. In addition, during their term of employment with Oaktree and for a period up to one year immediately following the resignation or termination of employment (other than a termination by us without cause), unless they, their family members and related entities have not held any OCGH units, OEP units or OEP II units in the twelve-month period immediately preceding the last day of their employment, our executive officers other than Mr. Goodman (who is subject to separate obligations to Brookfield) may not, directly or indirectly:
•engage in any business activity in which Oaktree operates, including any Competitive Business (as defined below);
•render any services to any Competitive Business; or
•acquire a financial interest in or become actively involved with any Competitive Business (other than as a passive investor holding a minimal percentage of the stock of a public company).
Under the terms of OCGH’s partnership agreement or applicable equity grant agreements, and during the term of employment and for the two-year period immediately following the earlier of (a) resignation or termination of employment for any reason or (b) the executive officer, their family members and related entities ceasing to hold any OCGH units, OEP units or OEP II units, our executive officers may not solicit Oaktree’s customers or clients for a Competitive Business or induce any employee to leave Oaktree’s employ. Mr. Wintrob is also subject to restrictions on solicitation of customers, clients and employees under his employment agreement.

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
Incentive Income
Participation in incentive income generated by Oaktree’s funds through the Carry Plans is typically subject to a five-year vesting schedule, under which a participating NEO’s interest will vest in increments of 22% on each of the first through fourth anniversaries of the closing date of the applicable fund, with the remaining 12% of the interest vesting on or after the fifth anniversary of such closing date, subject to certain limitations as set forth in the applicable governing documents. Under the terms of the applicable governing documents, participating NEOs are subject to various covenants addressing confidentiality, intellectual property, non-solicitation and non-disparagement. Pursuant to the terms of the Carry Plans, a participating NEO’s incentive income interest is subject to clawback if the general partner of the applicable fund is required to return any distributions (other than tax distributions) received in respect of such NEO’s interest in the applicable fund.
Grants of Plan-Based Awards in 2024
No grants of equity-based awards or long-term incentive awards were made to our NEOs during 2024.
Potential Payments upon Termination of Employment or Change in Control at 2025 Year End
We do not have any formal cash-based severance or change of control plans or agreements in place for any of our NEOs.
In all cases, neither Mr. Karsh nor Mr. Frank is entitled to any additional vesting of their participation rights in the incentive income generated by Oaktree’s funds as a result of a change in control of Oaktree or us or any of our affiliates. The impact of a termination of employment on the incentive income participation rights held by each of Messrs. Karsh and Frank is described below.
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
If a participating NEO is terminated for cause, he immediately forfeits all rights to further distributions of incentive income.
The following table sets forth the estimated value of the incentive income distributions that would be made in respect of the participating NEO’s unvested incentive income interests under the Carry Plans attributable to BOH, assuming those interests became fully vested on December 31, 2024 upon a termination of employment without cause or termination due to death, disability or resignation. No amount is payable or accelerated in respect of an interest in the incentive income upon an individual’s termination, regardless of the reason for the termination. Rather, an individual who is terminated will receive amounts payable as and when Oaktree receives the associated incentive income (which is expected to occur over a number of years) in accordance with the same payment schedule as would have been in effect in the absence of termination.
The values disclosed below in respect of the rights of participating NEOs to continue to participate in distributions of incentive income, whether at the same level as before termination or at a reduced level as described above under “—Potential Payments Upon Termination of Employment or Change in Control at 2025 Year End,” have been determined assuming that each of the funds in respect of which the participating NEOs would have a right to incentive income had been liquidated on December 31, 2024 and all of the funds’ assets distributed in accordance with their respective distribution provisions at a value equal to their book value as of December 31, 2024. We have calculated the amounts set forth below using these assumptions because distributions made on a liquidation basis would yield the maximum amounts potentially payable to each of the participating NEOs, had a termination of employment actually occurred on December 31, 2024. We note, however, that the values set forth below were computed based on assumptions that may not be accurate or applicable to a given circumstance of termination. The actual amounts to be paid upon a particular termination of employment cannot be directly determined since such payments would be based on several factors, including when termination of employment occurs, the circumstances of termination, the time period for fund liquidation, the investment performance of the fund and the value at which such liquidations actually occur, when Oaktree determines to make distributions from such funds, when income is realized from such funds and the actual amounts so realized.
Estimated Distributions in Respect of Acceleration of Unvested Incentive Income Interests

Name	Liquidation Value of Interests Subject to Vesting Acceleration
Bruce A. Karsh	$38,830,067
John B. Frank	$8,198,518
Impact of the Expiration of Mr. Wintrob’s Employment Agreement on March 31, 2024 on His Profit Sharing Payments

In accordance with the terms of his employment agreement, upon ceasing to serve as Chief Executive Officer on March 1, 2024, Mr. Wintrob became entitled to: (i) the profit sharing payments through March 31, 2024, a portion of which are attributable to equity interests in Oaktree Capital I, OCM Cayman or their respective consolidated subsidiaries, and (ii) immediate vesting of all unvested Converted OCGH Units delivered in respect of prior profit sharing payments.
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
Director Compensation Table for 2024
The following table sets forth the cash and long-term incentive compensation paid to our outside directors listed below for the year ended December 31, 2024:

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
(2)    Initial value of long-term incentive awards granted in 2024 under the Brookfield Oaktree Holdings, LLC Amended and Restated Long-Term Incentive Plan, subject to four-year vesting.
During 2024, we compensated our outside directors named above through an annual cash retainer of $100,000 and the grant of long-term incentive awards. Directors who were also employees of Oaktree or Brookfield during any portion of 2024 do not receive any additional compensation for serving on our board of directors.

Members of our audit committee received an additional annual retainer of $25,000, and the chair of the audit committee received an additional annual retainer of $15,000. The lead outside director received an additional annual retainer of $100,000. All members of the board of directors are reimbursed for their reasonable out-of-pocket expenses incurred in attending board meetings.
The long-term incentive awards granted in 2024 for Messrs. Gilbert and Perry, and Mss. McGruder and Whittington under the Brookfield Oaktree Holdings, LLC Amended and Restated Long-Term Incentive Plan had an initial value equal to $100,000.
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

Howard S. Marks
Bruce A. Karsh
John B. Frank
Sheldon M. Stone
Bruce Flatt
Justin B. Beber
Steven J. Gilbert
Marna C. Whittington
Depelsha T. McGruder
Mansco Perry

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information regarding the current beneficial ownership of our Class A units, Class B units, Series A preferred units, Series B preferred units and of OCGH units, OEP units and OEP II units by:
•each person known to us to beneficially own more than 5% of any class of the outstanding voting securities of Brookfield Oaktree Holdings, LLC;
•each of our directors;
•each of our named executive officers; and
•all directors and executive officers as a group.
In the following table, the applicable percentage ownership with respect to the Class A units and the Class B units beneficially owned represents the applicable unitholder’s holdings of Class A units and Class B units, respectively, as a percentage of 116,373,234 Class A units outstanding and 43,837,045 Class B units outstanding, respectively, as of March 20, 2025. The applicable percentage ownership with respect to the OCGH or OEP units beneficially owned represents the applicable unitholder’s holdings of OCGH or OEP units as a percentage of the 160,210,279 Oaktree Operating Group units outstanding as of March 20, 2025. The applicable unitholder’s aggregate holdings of Class A units, OCGH units and OEP units represents such unitholder’s aggregate economic interest in the Oaktree Operating Group.
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

	Class A Units Beneficially Owned		Class B Units Beneficially Owned			OCGH/ OEP/ OEP II Units Beneficially Owned (1)		Series A Preferred Units Beneficially Owned		Series B Preferred Units Beneficially Owned
Named Executive Officers and Directors	Number	Percent	Number		Percent	Number	Percent	Number	Percent	Number	Percent
Howard S. Marks	—	—	—	(2)	—	10,549,454	6.6%	—	—	—	—
Bruce A. Karsh	—	—	—	(2)	—	6,755,178	4.2	—	—	—	—
Jay S. Wintrob	—	—	—		—	124,410	*	—	—	—	—
John B. Frank	—	—	—		—	1,360,549	*	—	—	—	—
Nicholas H. Goodman	—	—	—		—	—	—	—	—	—	—
Daniel D. Levin	—	—	—		—	100,418	*	—	—	—	—
Sheldon M. Stone	—	—	—		—	6,493,406	4.1	—	—	—	—
Justin B. Beber	—	—	—		—	—	—	—	—	—	—
Bruce Flatt	—	—	—		—	—	—	—	—	—	—
Steven J. Gilbert	—	—	—		—	—	*	19,211	*	30,000	*
Depelsha T. McGruder	—	—	—		—	—	—	—	—	—	—
Mansco Perry	—	—	—		—	—	—	—	—	—	*
Marna C. Whittington	—	—	—		—	1,770	*	—	—	—	—
All executive officers and directors as a group (12 persons)	—	—	—		—	25,385,185	15.8	19,211	*	30,000	*
5% Unitholders
Oaktree Capital Group Holdings, L.P.	—	—	43,837,045		100%	—	—	—	—	—	—
Brookfield Oaktree Holdings Canada Inc.	116,373,234	100%	—		—	—	—	—	—	—	—

*    Represents less than 1%.
(1)    Subject to certain restrictions, each OCGH unitholder, OEP unitholder and OEP II unitholder has the right to exchange his or her vested units for cash and/or Brookfield Class A shares. Exchange consideration for OCGH units may also include notes issued by a Brookfield subsidiary and/or equity interests in a subsidiary of OCGH that will entitle such unitholder to the proceeds from a note. The form of the consideration in an exchange is generally in the discretion of Brookfield, subject to certain limitations.
(2)    Excludes 43,837,045 Class B units held by OCGH. The general partner of OCGH is Oaktree Capital Group Holdings GP, LLC. In their capacities as members of the executive committee of Oaktree Capital Group Holdings GP, LLC holding more than 50% of the aggregate number of OCGH units held by all of the members of the executive committee as a group, Mr. Marks and Mr. Karsh may be deemed to be beneficial owners of the securities held by OCGH. Each of Mr. Marks and Mr. Karsh disclaims beneficial ownership of such securities.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Exchange Agreement
The Fifth Amended and Restated Exchange Agreement allows, among other things, limited partners of OCGH to exchange their OCGH units that have vested for cash, Brookfield Class A Shares, Brookfield Asset Management Ltd. Class A Shares, notes issued by a Brookfield subsidiary or equity interests in a subsidiary of OCGH that will entitle such limited partners to the proceeds from a note. Either of such notes will have a three-year maturity and will accrue interest at the then-current 5-year treasury note rate plus 3%. Only Converted OCGH Units (each “Converted OCGH Unit” being an OCGH Unit that was converted from one unvested Class A Unit held by a current, or in certain cases former, employee, officer or director of Oaktree or its subsidiaries at the closing of the Mergers), OCGH Units issued and outstanding at the time of the closing of the Mergers, OCGH Units issued after the closing of the Mergers pursuant to agreements in effect on March 13, 2019, OCGH Units issuable upon vesting of certain phantom equity awards (“Phantom Units”) and other OCGH Units consented to by Brookfield will, when vested, be eligible to participate in an exchange. The form of the consideration in an exchange is generally in the discretion of Brookfield, subject to certain limitations. On May 14, 2024, Oaktree entered into the Fifth Amended and Restated Exchange Agreement to, among other things, add Brookfield Asset Management Ltd. (“BAM”), a subsidiary of Brookfield, to the agreement, and allow Brookfield to elect and deliver the BAM Class A Shares as consideration for a portion of the exchange completed therein.
In general, OCGH limited partners are entitled to provide an election notice to participate in an exchange with respect to eligible vested OCGH Units during the first 60 calendar days of each year. Each exchange will be consummated within the first 155 days of such calendar year, subject to extension in certain circumstances.
2022 Restructuring
On November 30, 2022, in connection with an internal Oaktree reorganization to facilitate the separation of Brookfield’s capital business and asset management business, we and certain other entities entered into a restructuring agreement related to the 2022 Restructuring. As a result of the 2022 Restructuring, we (i) distributed all of our interests in the economic shares of Oaktree Holdings, Ltd., the parent entity of OCM Cayman, to our sole Class A unitholder and (ii) transferred all of our interests in the voting shares of Oaktree Holdings, Ltd. to Oaktree Capital Holdings, LLC (formerly known as Atlas OCM Holdings, LLC), which is a non-subsidiary affiliate of ours. Accordingly, subsequent to the 2022 Restructuring, the Company’s operations were conducted through an indirect economic interest in only one of the Oaktree Operating Group entities, specifically Oaktree Capital I, and because we no longer hold an economic interest in OCM Cayman or a voting interest in its general partner, OCM Cayman was deconsolidated as of the effective date of the 2022 Restructuring. Further, we concluded that we were no longer the primary beneficiary for CLOs as their direct ownership interests were held by OCM Cayman. Additionally, subsequent to the 2022 Restructuring, we no longer earned management fees or subadvisory fees from Oaktree’s funds or their affiliates, and we were generally only entitled to earn one-third of the incentive income attributable to Oaktree Capital I in respect of Oaktree’s closed-end funds established in 2022 or later and in respect of incentive income from Oaktree’s evergreen funds earned subsequent to January 1, 2023.

2024 Restructuring

On July 1, 2024, an internal Oaktree reorganization was effected whereby, among other things, the General Partner of Oaktree Capital I was changed from Brookfield OCM Holdings II, LLC (formerly known as OCM Holdings I, LLC) to Oaktree Capital I GP, LLC, a newly formed subsidiary of Oaktree Capital Holdings, LLC (formerly known as Atlas OCM Holdings, LLC). Brookfield OCM Holdings II, LLC remained a limited partner of Oaktree Capital I and retained its economic interest therein (the “2024 Restructuring”). See Item 8.01 of the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2024 for more information about the 2024 Restructuring.

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
The Services Agreement has an indefinite term but may be terminated by us or OCM upon at least 90 days’ written notice to the other party. We incurred service fees of $750,000 for fiscal year 2024 under the Services Agreement.
Oaktree Operating Group Partnership Agreements
The Oaktree business is conducted through the Oaktree Operating Group and its subsidiaries. Pursuant to the partnership agreement of Oaktree Capital I, which is the only Oaktree Operating Group entity that was controlled by us following the 2022 Restructuring and prior to the 2024 Restructuring, our indirect subsidiary that served as the general partner of Oaktree Capital I had the right to determine when distributions would be made to the holders of interests in Oaktree Capital I units and the amounts of any such distributions. As a result of the 2024 Restructuring, effected to facilitate the change of the general partner of Oaktree Capital I, the Company no longer controls Oaktree Capital I.

Each of the Oaktree Operating Group partnerships has an identical number of common units outstanding, and we use the term “Oaktree Operating Group unit” to refer, collectively, to a common unit in each of the Oaktree Operating Group partnerships. As of March 20, 2025, there were 160,210,279 Oaktree Operating Group units outstanding. The holders of Oaktree Operating Group units, including units in Oaktree Capital I and the holding companies through which we indirectly own units in Oaktree Capital I, will incur U.S. federal, state and local income taxes on their proportionate share of any net taxable income of the Oaktree Operating Group. Net profits and net losses of Oaktree Operating Group units generally are allocated to the holders of such units (including the intermediate holding companies) pro rata in accordance with the percentages of their respective interests. The partnership agreement of each Oaktree Operating Group partnership provides for cash distributions, which we refer to as “tax distributions,” to the partners of such partnership if we determine that the allocation of the partnership’s income will give rise to taxable income for its partners. Generally, these tax distributions are computed based on our estimate of the net taxable income of the relevant entity allocable to a partner multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporate resident in Los Angeles, California or New York, New York (taking into account the nondeductibility of certain expenses and the character of our income). Tax distributions are made only to the extent that all distributions from the Oaktree Operating Group for the relevant year were insufficient to cover such tax liabilities.
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

Investments in Funds
Our directors and executive officers are permitted to invest their own capital (or the capital of family trusts or other estate planning vehicles they control) in Oaktree funds. These investment opportunities are available to all Oaktree professionals who Oaktree has determined have a status that reasonably permits Oaktree to offer them these types of investments in compliance with applicable laws and regulations. These investment opportunities are available on the same terms and conditions as those applicable to third-party investors in Oaktree funds and bear their share of management fees, except that they are not subject to incentive fees. As of December 31, 2024, Oaktree manages approximately $0.9 billion of AUM invested by our directors and executive officers and certain current and former Oaktree employees in Oaktree funds. During the year ended December 31, 2024, the following directors and executive officers made the following contributions of their own capital (and/or the capital of family trusts or other estate planning vehicles they control) to Oaktree funds and are expected to continue to contribute capital in Oaktree funds from time to time: Mr. Marks contributed an aggregate of $7,065,000; Mr. Karsh and entities affiliated with Mr. Karsh contributed an aggregate of $14,359,890; Mr. Frank contributed an aggregate of $5,578,306; Mr. Stone contributed an aggregate of $1,804,461; Mr. Wintrob and entities affiliated with Mr. Wintrob contributed an aggregate of $3,665,901; Mr. Levin contributed an aggregate of $382,711; Todd Molz, our former General Counsel and Chief Administrative Officer, and entities affiliated with Mr. Molz contributed an aggregate of $191,356; and Mr. Gilbert contributed an aggregate of $500,000, respectively. During the year ended December 31, 2024, the following directors and executive officers (and/or family trusts or other estate planning vehicles they control) received the following net distributions from Oaktree funds as a result of their invested capital: Mr. Stone received $6,384,929; Mr. Wintrob and entities affiliated with Mr. Wintrob received $7,220,787; Mr. Frank received $11,728,251; Mr. Karsh and entities affiliated with Mr. Karsh received an aggregate of $73,321,701; Mr. Marks received $9,534,352; Mr. Levin received $499,605; and Mr. Molz and entities affiliated with Mr. Molz received an aggregate of $219,837, respectively.
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
Intercompany Loans
We have from time to time put in place one or more intercompany loans between OCM, OCM Cayman, Oaktree Capital II, Oaktree Investment Holdings or Oaktree AIF, on the one hand, and our former operating company subsidiary Oaktree Capital I, on the other hand, to facilitate short-term cash management. Subsequent to the 2024 Restructuring, due to the deconsolidation of Oaktree Capital I, any such intercompany loans will no longer be reflected as related party transactions with the Company.

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

Item 14. Principal Accounting Fees and Services
The following table sets forth the aggregate fees for professional services provided by our independent registered public accounting firm, Ernst & Young LLP, for the years ended December 31, 2024 and 2023.

	For the Year Ended December 31,
	2024		2023
	Brookfield Oaktree Holdings, LLC	Oaktree Consolidated Funds and Affiliates	Brookfield Oaktree Holdings, LLC	Oaktree Consolidated Funds and Affiliates
	($ in thousands)
Audit fees (1)	$812	$102	$930	$400
Tax fees (2)	403	224	409	220

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
(2)    Tax fees consist of fees related to tax compliance and tax advisory services. Tax fees in 2024 include $540 for tax compliance services and $87 for tax advisory services. Tax fees in 2023 include $559 for tax compliance services and $70 for tax advisory services.

In accordance with our audit committee charter, the audit committee is required to approve, in advance, all audit and non-audit services to be provided by our independent registered public accounting firm. All services reported in the Audit, Audit-related and Tax categories above were approved by the audit committee. Our audit committee charter is available on our website at https://www.brookfieldoaktreeholdings.com/ under the “Corporate Governance” section.

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
Date: March 20, 2025

Brookfield Oaktree Holdings, LLC
By:	/s/ Daniel D. Levin
Name:	Daniel D. Levin

Title:	Chief Financial Officer and Secretary
 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on this 20th day of March 2025:

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

3.1
Amended and Restated Certificate of Formation of the Registrant effective as of March 15, 2024. (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 21, 2024).

3.2
Seventh Amended and Restated Operating Agreement of the Registrant dated as of March 15, 2024 (including Unit Designation, dated as of November 16, 2015, Unit Designation with respect to the Series A Preferred Units, dated May 17, 2018, and Unit Designation with respect to the Series B Preferred Units, dated August 9, 2018) (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 21, 2024).

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

10.1
Seventh Amended and Restated Limited Partnership Agreement of Oaktree Capital I, L.P., dated as of December 26, 2024 (including Unit Designation with respect to the Series A Preferred Mirror Units of Oaktree Capital I, L.P., dated May 17, 2018, and Unit Designation with respect to the Series B Preferred Mirror Units of Oaktree Capital I, L.P., dated August 9, 2018). †

10.2
Restructuring Agreement, dated as of September 30, 2019, by and among Brookfield Asset Management Inc., Oaktree Capital Group, LLC, Berlin Merger Sub, LLC, Oslo Holdings LLC, Oslo Holdings Merger Sub LLC, Brookfield Holdings Canada Inc., Brookfield US Holdings, Inc., Brookfield US Inc., Atlas Holdings, LLC, Atlas OCM Holdings, LLC, Oaktree Capital Group Holdings, L.P. and the other parties thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed with the SEC on November 7, 2019).

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

10.4
Fifth Amended and Restated Exchange Agreement, dated as of May 14, 2024, by and among Atlas Top LLC, Oaktree Capital Holdings, LLC, Brookfield Oaktree Holdings, LLC, Brookfield OCM Holdings II, LLC, Oaktree New Holdings, LLC, Oaktree AIF Holdings II, LLC, Oaktree Holdings, Ltd., Oaktree Capital Group Holdings, L.P., Oaktree Capital I, L.P., Oaktree Capital II, L.P., Oaktree Capital Management, L.P., Oaktree Capital Management (Cayman), L.P., Oaktree AIF Investments, L.P., Oaktree Investment Holdings, L.P., OCGH ExchangeCo, L.P. and the other parties thereto. †

10.5
Services Agreement, dated as of February 24, 2020, between Oaktree Capital Management, L.P. and Oaktree Capital Group, LLC (incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 2, 2020).

10.6*
Seventh Amended and Restated Limited Partnership Agreement of Oaktree Fund GP I, L.P., dated as of June 30, 2021 (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 14, 2022).

10.7*
Amended and Restated Brookfield Oaktree Holdings, LLC 2011 Equity Incentive Plan. (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 21, 2024).

10.8*
Form of Grant Agreement under the Oaktree Capital Group, LLC 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 27, 2015).

10.9*
Fourth Amended and Restated Employment Agreement by and among the Registrant, Oaktree Capital Management, L.P. and Jay S. Wintrob dated March 10, 2022 (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 14, 2022).

10.10*
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

10.10.1*
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

10.11*
Form of Oaktree Capital Group, LLC 2018 Class A Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 22, 2019).

10.12*
Form of Oaktree Capital Group Holdings, L.P. Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 9, 2016).

10.13*
Form of Oaktree Capital Group, LLC Class A Restricted Unit Award Agreement for Outside Directors (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 22, 2019).

10.14
Letter Agreement, dated as of June 29, 2023, by and between Brookfield Corporate Treasury Ltd. and Oaktree Capital Group, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed with the SEC on August 12, 2023).

10.15
Letter Agreement, dated as of June 29, 2023, by and between BP US REIT LLC and Oaktree Capital Group, LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed with the SEC on August 12, 2023).

10.16
Letter Agreement, dated as of March 20, 2024, by and between Brookfield Oaktree Holdings, LLC and Oaktree Capital Holdings, LLC. (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 21, 2024).

10.17
Dealer Manager Agreement, dated November 2, 2021, by and between Brookfield Real Estate Income Trust Inc. and Brookfield Oaktree Wealth Solutions LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed with the SEC on June 29, 2023).

10.18
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

10.25*
Brookfield Oaktree Holdings, LLC Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 21, 2024).

10.26*
Form of Award Agreement under the Oaktree Capital Group, LLC Long-Term Incentive Plan (incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021).

10.27*
Summaries of compensation for Daniel D. Levin and John B. Frank (incorporated by reference to sections C and D, respectively, under “Executive Compensation-Compensation Discussion and Analysis-Compensation of the Individual NEOs” on pages 120-126 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 20, 2025).

19.1	Brookfield Oaktree Holdings, LLC Securities Trading Policy. †

21.1	Subsidiaries of the Registrant. †

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

97
Recovery of Incentive-Based Compensation from Executive Officers in Event of Accounting Restatement (incorporated by reference to Exhibit 97 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 21, 2024).

99.1	Oaktree Capital I, L.P. Consolidated Financial Statements. †

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

 *    Management contract or compensatory plan or arrangement.
†    Filed herewith.