Form 10-Q
period 2025-03-31
Brookfield Oaktree Holdings, LLC
filed 2025-05-14
CIK 1403528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
FORM 10-Q
________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of May 14, 2025, there were 118,832,320 Class A units and 41,377,959 Class B units of the registrant outstanding.

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
Any forward-looking statements and information speak only as of the date of this quarterly report or as of the date they were made, and except as required by law, BOH does not undertake any obligation to update forward-looking statements and information. For a more detailed discussion of these factors, also see the information under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in BOH’s most recent report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”) (our “annual report”), and in this quarterly report, and in each case any material updates to these factors contained in any of BOH’s future filings.
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
“assets under management,” or “AUM,” generally refers to the sum of (i) the assets Oaktree manages and equals the NAV (as defined below) of the assets Oaktree manages, (ii) the leverage on which management fees are charged, (iii) the undrawn capital that Oaktree is entitled to call from investors in the funds pursuant to their capital commitments, (iv) investment proceeds held in trust for use in investment activities, (v) Oaktree’s pro rata portion of AUM managed by its equity method investments such as DoubleLine Capital LP and its affiliates (“DoubleLine”) and Duration Capital LP and its affiliates, in which Oaktree holds minority ownership interests, and (vi) 100% of the AUM managed by 17Capital LLP and its affiliates in which Oaktree acquired a majority ownership interest in 2022. For Oaktree’s collateralized loan obligation vehicles, AUM represents the aggregate par value of collateral assets and principal cash; for Oaktree’s business development companies, gross assets (including assets acquired with leverage), net of cash; for Oaktree’s special purpose acquisition companies (“SPACs”), the proceeds of any initial public offering held in trust for use in a business combination; and for DoubleLine funds, NAV. Oaktree’s AUM amounts include AUM for which Oaktree charges no management fees. Oaktree’s definition of AUM is not based on any definition contained in our operating agreement or the agreements governing the funds that Oaktree manages. Oaktree’s calculation of AUM below may not be directly comparable to the AUM metrics of other investment managers.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Brookfield Oaktree Holdings, LLC
Condensed Consolidated Statements of Financial Condition (Unaudited)
($ in thousands)

	As of
	March 31, 2025	December 31, 2024
Assets
Cash and cash-equivalents	$15,882	$22,303
Corporate investments (includes $299,905 and $307,825 measured at fair value as of March 31, 2025 and December 31, 2024, respectively)	1,416,705	1,520,260
Due from affiliates	801	227
Other assets	29,904	16,728
Assets of consolidated funds:
Cash and cash-equivalents	597,075	427,548
Investments, at fair value	4,769,084	4,946,862
Dividends and interest receivable	27,594	34,127
Receivable for securities sold	91,021	22,688
Derivative assets, at fair value	21,766	33,349
Other assets, net	44,843	49,340
Total assets	$7,014,675	$7,073,432
Liabilities and Unitholders’ Capital
Liabilities:
Accrued compensation expense	$33	$300
Accounts payable, accrued expenses and other liabilities	492	648
Due to affiliates	—	200
Liabilities of consolidated funds:
Accounts payable, accrued expenses and other liabilities	20,547	12,981
Payables for securities purchased	118,060	102,607
Derivative liabilities, at fair value	26,290	13,385
Distributions payable	68	68
Debt obligations of the consolidated funds	1,572,166	1,472,795
Total liabilities	1,737,656	1,602,984
Commitments and contingencies (Note 13)
Non-controlling redeemable interests in consolidated funds	3,018,852	3,069,084
Unitholders’ capital:
Series A preferred units, 7,200,000 units issued and outstanding as of March 31, 2025 and December 31, 2024	173,669	173,669
Series B preferred units, 9,400,000 units issued and outstanding as of March 31, 2025 and December 31, 2024	226,915	226,915
Class A units, no par value, unlimited units authorized, 116,373,234 and 116,373,234 units issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Class B units, no par value, unlimited units authorized, 43,837,045 and 43,822,210 units issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Paid-in capital	1,703,195	1,663,384
Retained earnings	144,869	329,631
Unitholders’ capital attributable to Brookfield Oaktree Holdings, LLC	2,248,648	2,393,599
Non-controlling interests in consolidated subsidiaries	9,519	7,765
Total unitholders’ capital	2,258,167	2,401,364
Total liabilities and unitholders’ capital	$7,014,675	$7,073,432
Please see accompanying notes to condensed consolidated financial statements.

Brookfield Oaktree Holdings, LLC
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per unit amounts)

	Three months ended March 31,
	2025	2024
Revenues:
Interest and dividend income	$148,364	$121,384
Incentive income	—	115,329
Investment (loss) income	(4,918)	18,240
Total revenues	143,446	254,953

Expenses:
Compensation and benefits	(168)	(199)
Incentive income compensation	—	(26,320)
General and administrative	(853)	(3,389)
Consolidated fund expenses	(26,736)	(20,575)
Interest expense	(34,127)	(22,215)
Total expenses	(61,884)	(72,698)
Other income (loss):
Net realized gain (loss) on consolidated funds’ investments	74,577	(51,776)
Net change in unrealized (depreciation) appreciation on consolidated funds’ investments	(127,849)	117,474
Total other (loss) income	(53,272)	65,698
Income before income taxes	28,290	247,953
Income taxes	—	—
Net income	28,290	247,953
Less:
Net income attributable to non-controlling interests in consolidated funds	(31,535)	(111,610)
Net income attributable to non-controlling interests in consolidated subsidiaries	(1,754)	(52,728)
Net income attributable to Brookfield Oaktree Holdings, LLC	(4,999)	83,615
Net income attributable to preferred unitholders	(6,829)	(6,829)
Net income (loss) attributable to Brookfield Oaktree Holdings, LLC Class A unitholders	$(11,828)	$76,786

Distributions declared per Class A unit	$0.75	$0.14
Net income (loss) per Class A unit (basic and diluted):
Net income (loss) per Class A unit	$(0.10)	$0.70
Weighted average number of Class A units outstanding	116,373	109,199

Please see accompanying notes to condensed consolidated financial statements.

Brookfield Oaktree Holdings, LLC
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three months ended March 31,
	2025	2024

Net income	$28,290	$247,953
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	(1,495)
Other comprehensive loss, net of tax	—	(1,495)
Total comprehensive income	28,290	246,458
Less:
Comprehensive income attributable to non-controlling interests in consolidated funds	(31,535)	(111,610)
Comprehensive income attributable to non-controlling interests in consolidated subsidiaries	(1,754)	(52,253)
Comprehensive income attributable to BOH	(4,999)	82,595
Comprehensive income attributable to preferred unitholders	(6,829)	(6,829)
Comprehensive income attributable to BOH Class A unitholders	$(11,828)	$75,766

Please see accompanying notes to condensed consolidated financial statements.

Brookfield Oaktree Holdings, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$28,290	$247,953
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment (income) loss	4,918	(18,240)
Net realized and unrealized (gain) loss from consolidated funds’ investments	53,272	(65,698)
Accretion of original issue and market discount of consolidated funds’ investments, net	(19,759)	(18,589)
Income distributions from corporate investments in funds and companies	91,148	19,924
Other non-cash items	—	1,720
Cash flows due to changes in operating assets and liabilities:
Increase in other assets	(13,176)	(217)
Decrease (increase) in net due from affiliates	(776)	117,790
Decrease in accrued compensation expense	(267)	(50,901)
Decrease in accounts payable, accrued expenses and other liabilities	(155)	(165)
Cash flows due to changes in operating assets and liabilities of consolidated funds:
Decrease (increase) in dividends and interest receivable	6,533	(9,944)
Decrease (increase) in receivables for investments sold	(68,333)	74,941
Decrease (increase) in other assets	4,497	(28,469)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	7,565	(80,463)
Increase in payables for investments purchased	15,453	234,557
Purchases of investments	(881,153)	(1,226,773)
Proceeds from maturities and sales of investments	1,049,676	565,653
Net cash provided (used) in operating activities	277,733	(236,921)
Cash flows from investing activities:
Purchases of U.S. Treasury and other securities	—	(250,000)
Corporate investments in funds and companies	—	(3,568)
Distributions and proceeds from corporate investments in funds and companies	2,500	120,711
Net cash provided (used) by investing activities	2,500	(132,857)

(continued)

Please see accompanying notes to condensed consolidated financial statements.

Brookfield Oaktree Holdings, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) — (Continued)
(in thousands)

	Three months ended March 31,
	2025	2024
Cash flows from financing activities:
Capital (distributions) contributions, net	$39,811	$(271)
Distributions to Class A unitholders	(167,945)	(14,758)
Distributions to OCGH unitholders	—	(7,658)
Distributions to preferred unitholders	(6,829)	(6,829)
Cash flows from financing activities of consolidated funds:
Contributions from non-controlling interests	286,054	89,612
Distributions to non-controlling interests	(367,821)	(26,149)
Payment of debt issuance costs	—	(1,687)
Borrowings on credit facilities	470,730	871,492
Repayments on credit facilities	(371,359)	(423,731)
Net cash (used) provided by financing activities	(117,359)	480,021
Effect of exchange rate changes on cash	232	(4,187)
Net increase in cash and cash-equivalents	163,106	106,056
Initial consolidation (deconsolidation) of funds	—	(770)
Cash and cash-equivalents, beginning balance	449,851	336,679
Cash and cash-equivalents, ending balance	$612,957	$441,965

Reconciliation of cash and cash-equivalents
Cash and cash-equivalents – Oaktree	$15,882	$58,134
Cash and cash-equivalents – consolidated funds	597,075	383,831
Total cash and cash-equivalents	$612,957	$441,965

Please see accompanying notes to condensed consolidated financial statements.

Brookfield Oaktree Holdings, LLC
Condensed Consolidated Statements of Changes in Unitholders’ Capital (Unaudited)
(in thousands)

	Brookfield Oaktree Holdings, LLC							Non-controlling Interests in Consolidated Subsidiaries	Total Unitholders’ Capital
	Class A Units	Class B Units	Series A Preferred Units	Series B Preferred Units	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)

Unitholders’ capital as of December 31, 2024	116,373	43,823	$173,669	$226,915	$1,663,384	$329,631	$—	$7,765	$2,401,364
Activity for the three months ended:
Net issuance of units	—	15	—	—	—	—	—	—	—
Capital contributions	—	—	—	—	39,811	—	—	—	39,811
Distributions declared	—	—	(2,981)	(3,848)	—	(172,934)	—	—	(179,763)
Net income (loss)	—	—	2,981	3,848	—	(11,828)	—	1,754	(3,245)
Unitholders’ capital as of March 31, 2025	116,373	43,838	$173,669	$226,915	$1,703,195	$144,869	$—	$9,519	$2,258,167

	Brookfield Oaktree Holdings, LLC							Non-controlling Interests in Consolidated Subsidiaries	Total Unitholders’ Capital
	Class A Units	Class B Units	Series A Preferred Units	Series B Preferred Units	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)

Unitholders’ capital as of December 31, 2023	109,199	50,916	173,669	$226,915	$1,529,909	$334,314	$(13,096)	$333,195	$2,584,906
Activity for the three months ended:
Net issuance of units	—	15	—	—	—	—	—	—	—
Equity reallocation between controlling and non-controlling interests	—	—	—	—	(1,976)	—	—	1,705	(271)
Distributions declared	—	—	(2,981)	(3,848)	—	(8,518)	—	(4,273)	(19,620)
Net income	—	—	2,981	3,848	—	76,786	—	52,728	136,343
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(1,020)	(475)	(1,495)
Unitholders’ capital as of March 31, 2024	109,199	50,931	$173,669	$226,915	$1,527,933	$402,582	$(14,116)	$382,880	$2,699,863

Please see accompanying notes to condensed consolidated financial statements.

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2025
($ in thousands, except where noted)

1. ORGANIZATION AND BASIS OF PRESENTATION
As used in these condensed consolidated financial statements:
“Oaktree” refers to the Oaktree Operating Group members and, where applicable, their respective subsidiaries and affiliates; and
the “Company” refers to Brookfield Oaktree Holdings, LLC and, where applicable, its subsidiaries and affiliates.
The Company holds Credit, Real Estate and Equity investments managed by leading alternative asset management firms Oaktree Capital Management, L.P. and Brookfield Asset Management Ltd. The Company both directly invests in funds and has indirect exposure through its equity method investment in Oaktree Capital I, L.P. (“Oaktree Capital I”), which as of March 31, 2025, represented an approximately 72% economic interest in Oaktree Capital I, which acts as or controls the general partner of certain Oaktree funds and which holds a majority of Oaktree’s investments in its funds.
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
The Company’s ownership and operational structure through March 31, 2025 were the result of (i) certain mergers with affiliates of Brookfield completed on September 30, 2019 (the “Mergers”) and the subsequent restructuring completed on October 1, 2019 in connection with the Mergers (the “2019 Restructuring”), (ii) the restructuring completed on November 30, 2022 in connection with an internal Oaktree reorganization to facilitate the separation of Brookfield’s capital business and asset management business (the “2022 Restructuring”) and (iii) the restructuring completed on July 1, 2024 in connection with an internal Oaktree reorganization which resulted in the change of the general partner of Oaktree Capital I, L.P. (“Oaktree Capital I”) from Brookfield OCM Holdings II, LLC, a subsidiary of the Company, to Oaktree Capital I GP, LLC, a newly formed subsidiary of Oaktree Capital Holdings, LLC (“OCH”) (the “2024 Restructuring”). See Part I, Item I included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 2, 2020 for more information regarding the Mergers and the 2019 Restructuring. See Item 1.01 of the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2022 for more information about the 2022 Restructuring. See Item 8.01 of the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2024 for more information about the 2024 Restructuring.
Following the above restructurings, the Company’s holdings and operations primarily represent (i) limited partner investments in certain of Oaktree’s flagship opportunistic funds, (ii) its equity method investment in Oaktree Capital I, which as of March 31, 2025, represented an approximately 72% economic interest in Oaktree Capital I, which holds a majority of Oaktree’s investments in its funds, and (iii) an indirect ownership in Brookfield Real Estate Income Trust Inc. (“Brookfield REIT”).
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
March 31, 2025
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

As a result of the 2024 Restructuring, the Company no longer consolidates the operations of Oaktree Capital I, but rather accounts for its approximately 72% interest in Oaktree Capital I as of March 31, 2025 under the equity method of accounting. The Company’s revenue is primarily the investment income earned from (i) limited partner investments in certain of Oaktree’s flagship opportunistic funds, (ii) an equity method investment in Oaktree Capital I, and (iii) an indirect ownership in Brookfield REIT.

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
These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 20, 2025.
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
March 31, 2025
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
March 31, 2025
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
March 31, 2025
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
Fair Value Option
The Company has elected the fair value option for the financial assets and financial liabilities of its consolidated CLOs. The assets and liabilities of CLOs are primarily reflected within the investments, at fair value and within the debt obligations of CLOs line items in the condensed consolidated statements of financial condition. The Company’s accounting for CLO assets is similar to its accounting for its funds with respect to both carrying investments held by CLOs at fair value and the valuation methods used to determine the fair value of those investments. The fair value of CLO liabilities are measured as the fair value of CLO assets less the sum of (a) the

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2025
($ in thousands, except where noted)
fair value of any beneficial interests held by the Company and (b) the carrying value of any beneficial interests that represent compensation for services. Realized gains or losses and changes in the fair value of CLO assets, respectively, are included in net realized gain on consolidated funds’ investments and net change in unrealized appreciation (depreciation) on consolidated funds’ investments in the condensed consolidated statements of operations. Interest income of CLOs is included in interest and dividend income, and interest expense and other expenses, respectively, are included in interest expense and consolidated fund expenses in the condensed consolidated statements of operations. Changes in the fair value of a CLO’s financial liabilities in accordance with the CLO measurement guidance are included in net change in unrealized appreciation (depreciation) on consolidated funds’ investments in the condensed consolidated statements of operations. Please see notes 6 and 8 for more information. Subsequent to the 2024 Restructuring, the Company no longer consolidates the CLOs due to the deconsolidation of Oaktree Capital I and as a result, changes in the fair value of the CLOs’ financial liabilities are not included in the condensed consolidated statements of operations for periods subsequent to July 1, 2024.
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
March 31, 2025
($ in thousands, except where noted)
Cash and Cash-equivalents
Cash and cash-equivalents include demand deposit accounts, money market funds, and other short-term investments with maturities of three months or less at the date of acquisition.
At March 31, 2025 and December 31, 2024, the Company had cash balances with financial institutions in excess of Federal Deposit Insurance Corporation insured limits. The Company monitors the credit standing of these financial institutions.
Corporate Investments
Corporate investments have historically consisted of investments in funds, companies in which the Company does not have a controlling financial interest, equities received as part of our sponsorship of SPACs, and non-investment grade debt securities. Prior to the 2024 Restructuring, these investments largely represented investments held by Oaktree Capital I. As a result of the 2024 Restructuring, the Company no longer consolidates Oaktree Capital I and instead, it accounts for its interest in Oaktree Capital I under the equity method of accounting. The carrying value of BOH’s investment in Oaktree Capital I is reflected in Corporate investments. Additionally, Corporate investments also includes the Company’s indirect ownership in Brookfield REIT.
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
March 31, 2025
($ in thousands, except where noted)
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
March 31, 2025
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
March 31, 2025
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
March 31, 2025
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
March 31, 2025
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
March 31, 2025
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
March 31, 2025
($ in thousands, except where noted)
Reclassifications
Beginning in the third quarter of 2024, investment income (loss) and interest and dividend income have been recorded within revenues and interest expense has been recorded within expenses on the condensed consolidated statements of operations. The Company has reclassified prior period amounts to conform to the current year presentation.
Recent Accounting Developments
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which enhances existing annual income tax disclosures, primarily disaggregation of: (i) effective tax rate reconciliation using both percentages and amounts into specific categories, with further disaggregation by nature and/or jurisdiction of certain categories that meet the threshold of 5% of expected tax; and (ii) income taxes paid (net of refunds received) between federal, state/local and foreign, with further disaggregation by jurisdiction if 5% or more of total income taxes paid (net of refunds received). The ASU also eliminates existing disclosures related to: (a) reasonably possible significant changes in total amount of unrecognized tax benefits within 12 months of reporting date; and (b) cumulative amount of each type of temporary difference for which deferred tax liability has not been recognized (due to exception to recognizing deferred taxes related to subsidiaries and corporate joint ventures). This ASU is effective January 1, 2025, with early adoption permitted in the interim or annual periods. Transition is prospective with the option to apply retrospective application. The Company will adopt the ASU on a prospective basis for its annual income tax disclosures for the year ending December 31, 2025 and does not expect this new guidance to have a material impact.

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
March 31, 2025
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
Incentive income revenues by fund structure are set forth below.

	Three months ended March 31,
	2025	2024
Incentive Income
Closed-end	$—	$112,497
Evergreen	—	2,832
Total	$—	$115,329

Additionally, the Company earns investment income from the investments the Company makes in its investment in Oaktree Capital I, Oaktree funds, third-party funds and other companies. Revenues by investment types are set forth below.

	Three months ended March 31,
Investment Income (Loss)	2025	2024
Equity-method investments:
Funds	$(7,775)	$4,612
Companies	2,857	(377)
Other investments, at fair value	—	14,005
Total investment income (loss)	$(4,918)	$18,240
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
Consolidated VIEs
As of March 31, 2025 and December 31, 2024, the Company consolidated 2 VIEs through which interests are held in Oaktree Opportunities Fund XI, LP and Oaktree Opportunities Fund XII, L.P. as the Company was the primary beneficiary.
As of March 31, 2025, the assets and liabilities of the 2 consolidated VIEs amounted to $5.6 billion and $1.7 billion, respectively. The assets of these consolidated VIEs primarily consisted of investments in debt and equity

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2025
($ in thousands, except where noted)
securities. The assets of these VIEs may be used only to settle obligations of the same VIE. In addition, there is no recourse to the Company for the VIEs’ liabilities. As of March 31, 2025, the Company’s investments in consolidated VIEs had a carrying value of $0.8 billion, which represented its maximum risk of loss as of that date.
Unconsolidated VIEs
The Company held variable interests in certain VIEs in the form of direct equity interests that are not consolidated because it is not the primary beneficiary, inasmuch as its fee arrangements are considered at-market and it does not hold interests in those entities that are considered more than insignificant.
The carrying value of the Company’s investments in VIEs that were not consolidated are shown below.

	Carrying Value as of
	March 31, 2025	December 31, 2024

Corporate investments	$1,116,800	$1,212,435
Due from affiliates	227	227
Maximum exposure to loss	$1,117,027	$1,212,662
The Company continues to consolidate the respective vehicles through which interests are held in Oaktree Opportunities Fund XI, L.P. and Oaktree Opportunities Fund XII, L.P. as the Company remains the primary beneficiary.
5. INVESTMENTS
Corporate Investments
Corporate investments consisted of the following:

	As of
Corporate Investments	March 31, 2025	December 31, 2024

Equity-method investments:
Funds	$306,982	$317,256
Companies	1,109,723	1,203,004
Total corporate investments	$1,416,705	$1,520,260
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

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2025
($ in thousands, except where noted)
On June 27, 2023, the Company entered into a contribution agreement with Brookfield Corporate Treasury Ltd. and acquired the equity ownership in certain entities which beneficially own shares in Brookfield Real Estate Income Trust. The Company accounted for the acquired interests as equity method investments with fair value election. The fair value option has been elected to simplify the accounting for the investment in OCG NTR Holdings, LLC, a wholly owned subsidiary of the Company (“NTR”). Changes in the fair value and cash dividends received from the investment in NTR are included in investment income. During the three months ended March 31, 2025 and 2024, the Company recognized an equity investment loss of $7.9 million and $17.7 million. Please refer to note 14 for the detailed description of the transaction.
Each reporting period, the Company evaluates each of its equity-method investments to determine if any are considered significant, as defined by the SEC. As of March 31, 2025, or for the three months ended March 31, 2025, the Company determined Oaktree Capital I met the significance criteria. No other individual equity method investment met the significance criteria.
Summarized financial information of Oaktree Capital I is set forth below.

Three months ended March 31,
Statements of Operations	2025
Revenues / investment income	$48,907
Interest expense	(9,792)
Other expenses	(18,087)
Net realized and unrealized gain on investments	(8,405)
Net income	$12,623
Summarized financial information of the Company’s remaining equity-method investments is set forth below.

	Three months ended March 31,
Statements of Operations	2025	2024
Revenues / investment income	$42,434	$1,041,837
Interest expense	(14,525)	(141,221)
Other expenses	(31,700)	(270,030)
Net realized and unrealized gain on investments	10,129	1,146,042
Net income	$6,338	$1,776,628
Other Investments, at Fair Value
Other investments, at fair value has primarily consisted of (a) investments in certain Oaktree and non-Oaktree funds, (b) noninvestment grade debt securities, (c) equities received as part of our sponsorship of SPACs and (d) derivatives utilized to hedge the Company’s exposure to investment income earned from its funds.
The following table summarizes net gains (losses) attributable to the Company’s other investments at fair value:

	Three months ended March 31,
	2025	2024

Realized gain (loss)	$—	$7,535
Net change in unrealized gain (loss)	—	6,470
Total gain (loss)	$—	$14,005
Subsequent to the 2024 Restructuring, with the deconsolidation of Oaktree Capital I, the Company no longer holds any other investments at fair value.

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2025
($ in thousands, except where noted)
Investments of Consolidated Funds
Investments, at Fair Value
Investments held and securities sold short by the consolidated funds are summarized below:

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
United States:
Debt securities:
Communication services	$145,649	$171,325	3.0%	3.6%
Consumer discretionary	168,804	134,403	3.4	2.7
Consumer staples	21,634	40,195	0.5	0.8
Energy	33,175	34,498	0.7	0.7
Financials	146,307	133,904	3.1	2.7
Health care	173,136	182,525	3.6	3.7
Industrials	131,930	180,469	2.8	3.6
Information technology	41,502	45,702	0.9	0.9
Materials	32,018	32,448	0.7	0.7
Real estate	41,930	54,475	0.9	1.1
Utilities	33,214	19,707	0.7	0.4
Other	590,675	828,223	12.4	16.7
Total debt securities (cost:$1,597,324 and $1,792,830 as of March 31, 2025 and December 31, 2024, respectively)	1,559,974	1,857,874	32.7	37.6
Equity securities:
Communication services	59,608	59,897	1.1	1.2
Consumer discretionary	40,589	37,185	0.9	0.8
Consumer Staples	23,567	—	0.5	0.0
Energy	479,711	503,018	10.1	10.2
Financials	245,100	347,839	5.1	7.0
Health care	37,522	57,337	0.8	1.2
Industrials	461,706	532,096	9.7	10.8
Information technology	70,215	55,413	1.5	1.1
Real Estate	5,455	10,275	0.1	0.2
Utilities	109,230	7,367	2.3	0.1
Total equity securities (cost: $1,338,003 and $1,362,953 as of March 31, 2025 and December 31, 2024, respectively)	1,532,703	1,610,427	32.1	32.6
Real estate:
Real estate	57,149	15,036	1.2	0.3
Financials	20,895	—	0.4	—
Total real estate securities (cost: $73,907 and $26,966 as of March 31, 2025 and December 31, 2024, respectively)	78,044	15,036	1.6	0.3

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2025
($ in thousands, except where noted)

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Europe:
Debt securities:
Communication services	$6,800	$7,018	0.1%	0.1%
Health care	88,901	76,817	1.9	1.6
Industrials	4,516	4,316	0.1	0.1
Materials	4,524	4,335	0.1	0.1
Real estate	44,219	35,768	0.9	0.7
Other	33,498	32,735	0.7	0.7
Total debt securities (cost: $175,959 and $161,153 as of March 31, 2025 and December 31, 2024, respectively)	182,458	160,989	3.8	3.3
Equity securities:
Communication Services	103,668	81,124	2.2	1.6
Consumer discretionary	45,414	48,995	1.0	1.0
Financials	65,060	58,329	1.4	1.2
Industrials	133,792	119,058	2.8	2.4
Materials	24,282	24,282	0.5	0.5
Real estate	44,992	43,698	0.9	0.9
Total equity securities (cost: $304,688 and $295,630 as of March 31, 2025 and December 31, 2024, respectively)	417,208	375,486	8.8	7.6
Real estate:
Consumer discretionary	57,853	60,960	1.2	1.2
Real estate	159,080	130,185	3.4	2.6
Total real estate securities (cost: $221,154 and $191,470 as of March 31, 2025 and December 31, 2024, respectively)	216,933	191,145	4.6	3.8
Asia and other:
Debt securities:
Consumer discretionary	46,488	45,686	0.9	0.9
Consumer staples	18,980	18,204	0.4	0.4
Industrials	17,787	—	0.4	—
Materials	152,418	243,021	3.3	4.9
Real estate	368,995	357,934	7.6	7.2
Other	12,079	—	0.3	—
Total debt securities (cost: $640,080 and $680,671 as of March 31, 2025 and December 31, 2024, respectively)	616,747	664,845	12.9	13.4

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2025
($ in thousands, except where noted)

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Asia and other:
Equity securities:
Consumer discretionary	$17,319	$—	0.4%	0.0%
Financials	11,078	—	0.2	—
Industrials	94,694	30,827	2.0	0.6
Real estate	32,916	32,916	0.7	0.7
Utilities	9,010	7,317	0.2	0.1
Total equity securities (cost: $140,426 and $55,638 as of March 31, 2025 and December 31, 2024, respectively)	165,017	71,060	3.5	1.4

Total debt securities	2,359,179	2,683,708	49.4	54.3
Total equity securities	2,114,928	2,056,973	44.4	41.5
Total real estate	294,977	206,181	6.2	4.2
Total investments, at fair value	$4,769,084	$4,946,862	100.0%	100.0%
As of March 31, 2025 and December 31, 2024, no single issuer or investment had a fair value that exceeded 5% of the Company’s total consolidated net assets.
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
The following table summarizes net gains (losses) from investment activities:

	Three months ended March 31,
	2025		2024
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Investments and other financial instruments	$68,510	$(101,214)	$(55,747)	$111,713
CLO liabilities (1)	—	—	35	1,362
Foreign-currency forward contracts (2)	5,455	(25,471)	(351)	5,735
Total return and interest rate swaps (2)	(627)	716	—	633
Options and futures (2)	1,239	(1,880)	(206)	(388)
Commodity swaps (2)	—	—	4,493	(1,581)
Total	$74,577	$(127,849)	$(51,776)	$117,474

(1)    Represents the net change in the fair value of CLO liabilities based on the more observable fair value of CLO assets, as measured under the CLO measurement guidance. Please see note 2 for more information.
(2)    Please see note 7 for additional information.

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2025
($ in thousands, except where noted)
6. FAIR VALUE
Fair Value of Financial Assets and Liabilities
The Company’s other financial assets by fair-value hierarchy level are set forth below. There were no other financial liabilities as of March 31, 2025 and December 31, 2024.

	As of March 31, 2025				As of December 31, 2024
	Level I	Level II	Level III (1)	Total	Level I	Level II	Level III	Total
Assets
Corporate investments	$—	$299,905	$—	$299,905	$—	$307,825	$—	$307,825
Total assets	$—	$299,905	$—	$299,905	$—	$307,825	$—	$307,825

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

	As of March 31, 2025				As of December 31, 2024
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Investments:
Corporate debt – bank debt	$—	$242,768	$1,678,670	$1,921,438	$—	$281,918	$1,936,315	$2,218,233
Corporate debt – all other	—	320,154	117,587	437,741	—	353,922	111,552	465,474
Equities – common stock	198,980	81,389	1,171,456	1,451,825	222,670	39,290	1,187,023	1,448,983
Equities – preferred stock	1,384	—	661,719	663,103	1,850	—	606,141	607,991
Real estate	—	—	294,977	294,977	—	—	206,181	206,181
Total investments	200,364	644,311	3,924,409	4,769,084	224,520	675,130	4,047,212	4,946,862
Derivatives:
Foreign-currency forward contracts	1,111	2,612	—	3,723	—	17,578	—	17,578
Swaps	697	—	17,346	18,043	—	—	15,771	15,771
Total derivatives (1)	1,808	2,612	17,346	21,766	—	17,578	15,771	33,349
Total assets	$202,172	$646,923	$3,941,755	$4,790,850	$224,520	$692,708	$4,062,983	$4,980,211

Liabilities
Derivatives:
Foreign-currency forward contracts	(19,018)	(1,111)	—	(20,129)	—	(8,513)	—	(8,513)
Swaps	—	—	—	—	—	(19)	—	(19)
Options and futures	(6,161)	—	—	(6,161)	—	(4,853)	—	(4,853)
Total derivatives (2)	(25,179)	(1,111)	—	(26,290)	—	(13,385)	—	(13,385)
Total liabilities	$(25,179)	$(1,111)	$—	$(26,290)	$—	$(13,385)	$—	$(13,385)

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

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2025
($ in thousands, except where noted)
The following tables set forth a summary of changes in the fair value of Level III investments:

	Corporate Debt – Bank Debt	Corporate Debt – All Other	Equities – Common Stock	Equities – Preferred Stock	Real Estate	Swaps	Total
Three months ended March 31, 2025
Beginning balance	$1,936,315	$111,552	$1,187,023	$606,141	$206,181	$15,771	$4,062,983
Transfers into Level III	136,694	624	—	37	6,806	—	144,161
Transfers out of Level III	(93,836)	—	(6,806)	—	—	—	(100,642)
Purchases	776,462	11,768	28,361	133,007	70,382	1,575	1,021,555
Sales	(1,044,105)	(7,617)	(50,403)	(81,903)	(5,181)	—	(1,189,209)
Realized gain (losses), net	10,954	7,585	19,861	6,344	592	—	45,336
Unrealized appreciation (depreciation), net	(43,814)	(6,325)	(6,580)	(1,907)	16,197	—	(42,429)
Ending balance	$1,678,670	$117,587	$1,171,456	$661,719	$294,977	$17,346	$3,941,755
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$(43,676)	$(6,325)	$3,582	$(1,907)	$6,035	$—	$(42,291)
Three months ended March 31, 2024
Beginning balance	$1,721,888	$260,292	$846,773	$599,636	$175,353	$—	$3,603,942
Initial consolidation of funds	2,962	—	—	—	—	—	2,962
Transfers into Level III	190,733	15,359	54,678	—	6,135	—	266,905
Transfers out of Level III	(255,229)	(65,930)	(15,660)	—	—	—	(336,819)
Purchases	169,907	1,408	86,233	16,966	6,948	—	281,462
Sales	(85,491)	(37,144)	(42,358)	(46)	—	—	(165,039)
Realized gains (losses), net	(328)	915	11,149	(94,657)	—	—	(82,921)
Unrealized appreciation (depreciation), net	15,060	1,363	6,006	83,972	(1,755)	—	104,646
Ending balance	$1,759,502	$176,263	$946,821	$605,871	$186,681	$—	$3,675,138
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$11,488	$(37)	$3,784	$83,972	$(1,753)	$—	$97,454
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

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2025
($ in thousands, except where noted)
The following table sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the consolidated funds’ Level III investments as of March 31, 2025:

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (1)(2)	Range	Weighted Average (3)

Credit-oriented investments:
Consumer discretionary:	$97,480	Discounted cash flow (6)	Discount rate	16% - 20%	17%
	39,496	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	19,015	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	1.0x – 1.0x	1.0x
	2,177	Expected Recovery (11)	Not applicable	Not applicable	Not applicable
Energy:	32,739	Discounted cash flow (6)	Discount rate	16% - 16%	16%
	436	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Financials:	17,450	Discounted cash flow (6)	Discount rate	5% - 14%	5%
	30,155	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	21,282	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	0.5x - 1.0x	0.9x
	786	Expected Recovery (11)	Not applicable	Not applicable	Not applicable
Health Care	120,357	Discounted cash flow (6)	Discount rate	9% - 19%	13%
	110	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	17,447	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
Industrials	56,184	Discounted cash flow (6)	Discount rate	10% - 68%	36%
	537	Market approach (comparable companies) (7)	Earnings multiple (10)	7.0x - 7.0x	7.0x
	(90)	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	71,371	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
Materials:	134,939	Discounted cash flow (6)	Discount rate	7% - 14%	13%
	22,145	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
Real estate:	225,912	Discounted cash flow (6)	Discount rate	6% - 17%	14%
	59,817	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	145,222	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	1.0x - 1.0x	1.0x
	4,573	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Other:	207,170	Discounted cash flow (6)	Discount rate	8% - 19%	11%
	28,019	Market approach (comparable companies) (7)	Earnings multiple (10)	7.0x - 8.0x	7.3x
	11,822	Market approach (comparable companies) (7)	Revenue multiple (8)	2.1x - 2.1x	2.1x
	447,282	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	(230)	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
Equity investments:
	238,648	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	229,828	Discounted cash flow (6)	Discount rate	11% - 18%	14%
	23,830	Discounted cash flow (6) / market approach (comparable companies) (7)	Discount rate	12% - 12%	12%
			Earnings multiple (10)	9.0x - 11.0x	10.0x
	500,128	Market approach (comparable companies) (7)	Earnings multiple (10)	1.0x - 17.0x	8.0x
	5,526	Market approach (comparable companies) (7)	Revenue multiple (8)	1.0x - 2.1x	1.9x
	8,980	Expected Recovery (11)	Not applicable	Not applicable	Not applicable
	1,807	Black Scholes (12)	Not applicable	Not applicable	Not applicable
	21,985	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	802,443	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	0.5x - 2.0x	1.0x

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2025
($ in thousands, except where noted)

Real estate-oriented investments:
Consumer discretionary:	57,854	Discounted cash flow (6)	Discount rate	20% - 20%	20%
Financials:	57,149	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	1.0x - 1.0x	1.0x
Real estate:	160,901	Discounted cash flow (6)	Discount rate	12% - 26%	16%
	14,253	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	4,820	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	1.0x - 1.0x	1.0x
Total Level III investments	$3,941,755

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2025
($ in thousands, except where noted)
The following table sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the consolidated funds’ Level III investments as of December 31, 2024:

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (1)(2)	Range	Weighted Average (3)

Credit-oriented investments:
Communication services:	4,688	Discounted cash flow (6)	Discount rate	17% – 17%	17%
	17,474	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	(67)	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
Energy:	96,532	Discounted cash flow (6)	Discount rate	14% – 16%	15%
	—	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	450	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	1,250	Market approach (comparable companies) (7)	Revenue multiple (8)	2.1x – 2.1x	2.1x
Financials:	94,375	Discounted cash flow (6)	Discount rate	5% – 14%	12%
	16,933	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	32,112	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	21,620	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	0.5x – 1.0x	0.9x
	11	Expected Recovery (11)	Quoted prices	Not applicable	Not applicable
	1,938	Market approach (comparable companies) (7)	Earnings multiple (10)	6.5x – 6.5x	6.5x
Industrials:	75,017	Discounted cash flow (6)	Discount rate	0% – 20%	15%
	532	Market approach (comparable companies) (7)	Earnings multiple (10)	7.0x – 7.0x	7.0x
	79,595	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	10,771	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Materials:	161,879	Discounted cash flow (6)	Discount rate	13% – 14%	13%
	22,744	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	228,948	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Real estate:	39,981	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	198,904	Discounted cash flow (6)	Discount rate	12% – 19%	15%
	144,469	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	1.0x – 1.0x	1.0x
	26,839	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Other:	62,281	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	19,529	Market approach (comparable companies) (7)	Earnings multiple (10)	6.5x – 7.0x	7.0x
	9,604	Market approach (comparable companies) (7)	Revenue multiple (8)	2.1x – 2.1x	2.1x
	46,921	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	585,355	Discounted cash flow (6)	Discount rate	0% – 27%	15%
	62,953	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	1.0x – 1.0x	1.0x
Equity investments:
	202,057	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	850,420	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	1.0x – 1.0x	1.0x
	458,953	Market approach (comparable companies) (7)	Earnings multiple (10)	5.0x – 14.0x	9.6x
	213,813	Discounted cash flow (6)	Discount rate	4% – 18%	14%
	26,445	Market approach (comparable companies) (7)	Revenue multiple (8)	1.0x – 2.1x	1.2x
	25,295	Discounted cash flow (6) / market approach (comparable companies) (7)	Discount rate	11% – 11%	11%
			Earnings multiple (10)	10.0x – 12.0x	11.0x
	5,979	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	8,903	Expected Recovery (11)	Quoted prices	Not applicable	Not applicable

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2025
($ in thousands, except where noted)

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
During the three months ended March 31, 2025, the valuation techniques for three credit-oriented investments were changed from recent market information to discounted cash flow, two equity investments were changed from market approach (comparable companies) to recent market information and one credit-oriented investment was changed from discounted cash flow to market approach (comparable companies). During the three months ended March 31, 2024, the valuation techniques for four credit-oriented investments were changed from market approach (comparable companies) to discounted cash flow, and one equity investment was changed from market approach (comparable companies) to recent market information.

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2025
($ in thousands, except where noted)
7. DERIVATIVES AND HEDGING
Realized and unrealized gains and losses arising from freestanding derivatives were recorded in the condensed consolidated statements of operations as follows:

	Three months ended March 31,
	2025	2024

Investment income (loss)	$—	$6,067
General and administrative expense (1)	—	(5,757)
Total gain (loss)	$—	$310

(1)    To the extent that the Company’s freestanding derivatives are utilized to hedge its foreign-currency exposure to investment income earned from consolidated funds, the related hedged items are eliminated in consolidation, with the derivative impact (a positive number reflects a reduction in expenses) reflected in consolidated general and administrative expense.
Subsequent to the 2024 Restructuring, with the deconsolidation of Oaktree Capital I, the Company no longer holds any freestanding derivatives.

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
The fair value of derivatives held by the consolidated funds consisted of the following:

	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
As of March 31, 2025
Foreign-currency forward contracts	$780,526	$3,723	$(161,599)	$(20,129)
Total-return and interest-rate and credit default swaps	218,038	18,043	—	—
Options and futures	—	—	(28,803)	(6,161)
Total	$998,564	$21,766	$(190,402)	$(26,290)

As of December 31, 2024
Foreign-currency forward contracts	$797,475	$17,578	$(81,625)	$(8,513)
Total-return and interest-rate and credit default swaps	15,207	15,771	(203,533)	(19)
Options and futures	—	—	(13,435)	(4,853)
Total	$812,682	$33,349	$(298,593)	$(13,385)

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2025
($ in thousands, except where noted)
The impact of derivatives held by the consolidated funds in the condensed consolidated statements of operations was as follows:

	Three months ended March 31,
	2025		2024
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Foreign-currency forward contracts	$5,455	$(25,471)	$(351)	$5,735
Total-return and interest-rate and credit default swaps	(627)	716	—	633
Options and futures	1,239	(1,880)	(206)	(388)
Commodity swaps	—	—	4,493	(1,581)
Total	$6,067	$(26,635)	$3,936	$4,399
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

	Gross Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of March 31, 2025		Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Derivative assets of consolidated funds:
Foreign-currency forward contracts	3,723	—	—	3,723
Total-return and interest-rate and credit default swaps	18,043	—	—	18,043
Options and futures	—	—	—	—
Total	$21,766	$—	$—	$21,766

Derivative Liabilities:
Derivative liabilities of consolidated funds:
Foreign-currency forward contracts	(20,129)	—	—	(20,129)
Total-return and interest-rate and credit default swaps	—	—	—	—
Options and futures	(6,161)	—	—	(6,161)
Total	$(26,290)	$—	$—	$(26,290)

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2025
($ in thousands, except where noted)

	Gross Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of December 31, 2024		Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Derivative assets of consolidated funds:
Foreign-currency forward contracts	$17,578	$—	$—	$17,578
Total-return and interest-rate and credit default swaps	15,771	—	—	15,771
Options and futures	—	—	—	—
Total	$33,349	$—	$—	$33,349

Derivative Liabilities:
Derivative liabilities of consolidated funds:
Foreign-currency forward contracts	$(8,513)	$—	$—	$(8,513)
Total-return and interest-rate and credit default swaps	(19)	—	—	(19)
Options and futures	(4,853)	—	—	(4,853)
Total	$(13,385)	$—	$—	$(13,385)

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2025
($ in thousands, except where noted)
8. DEBT OBLIGATIONS AND CREDIT FACILITIES
Oaktree Capital I Debt Obligations and Guaranty Agreements
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
The consolidated funds had the following debt obligations outstanding:

	Outstanding Amount as of		Key terms as of March 31, 2025
Credit Agreement	March 31, 2025	December 31, 2024	Facility Capacity	Effective Interest Rate	Weighted Average Remaining Maturity (years)	Commitment Fee Rate	L/C Fee
Revolving credit facilities (1)	$1,572,166	$1,472,795	$1,813,772	6.64%	0.2	0.25%	2.21%
Less: Debt issuance costs (2)	(1,849)	(2,685)
Total debt obligations, net	$1,570,317	$1,470,110

(1)    The credit facility capacity is calculated on a pro rata basis using fund commitments as of March 31, 2025.
(2)    Debt issuance costs are included in other assets as of March 31, 2025 and December 31, 2024.
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
March 31, 2025
($ in thousands, except where noted)
9. NON-CONTROLLING REDEEMABLE INTERESTS IN CONSOLIDATED FUNDS
The following table sets forth a summary of changes in the non-controlling redeemable interests in the consolidated funds. Dividends reinvested and in-kind contributions or distributions are non-cash in nature and have been presented on a gross basis in the table below.

	Three months ended March 31,
	2025	2024

Beginning balance	$3,069,084	$3,336,548
Deconsolidation of funds	—	(165,897)
Contributions	286,054	89,612
Distributions	(463,443)	(26,149)
Net income	31,535	111,610
Change in distributions payable	95,622	—
Foreign currency translation and other, net	—	(772)
Ending balance	$3,018,852	$3,344,952
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
As of March 31, 2025 and December 31, 2024, OCGH units represented 43,837,045 of the total 160,210,279 Oaktree Operating Group units and 43,822,210 of the total 160,195,444 Oaktree Operating Group units, respectively.
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
March 31, 2025
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
The following table sets forth a summary of weighted average units outstanding of the OCGH and other non-controlling interests and the Class A unitholders:

	Three months ended March 31,
	2025	2024
Weighted average Oaktree Operating Group units outstanding (in thousands):
OCGH and other non-controlling interests	47,509	54,706
Class A unitholders	112,694	105,416
Total weighted average units outstanding	160,203	160,122

Please see notes 9 and 11 for additional information regarding transactions that impacted unitholders’ capital.
11. EARNINGS PER UNIT
The computation of net income per Class A unit is set forth below:

	Three months ended March 31,
	2025	2024
	(in thousands, except per unit amounts)
Net income per Class A unit (basic and diluted):
Net income attributable to BOH Class A unitholders	$(11,828)	$76,786
Weighted average number of Class A units outstanding (basic and diluted)	116,373	109,199
Basic and diluted net income (net of tax) per Class A unit	$(0.10)	$0.70
OCGH units are not exchangeable into Class A units. As the restrictions set forth in the then-current exchange agreement were in place for each applicable reporting period, OCGH units were not included in the computation of diluted earnings per unit for the three months ended March 31, 2025 and 2024.
As a result of the 2024 Restructuring, earnings attributable to Oaktree Capital I are reflected in the Company's investment income for periods beginning in the third quarter of 2024.

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2025
($ in thousands, except where noted)
12. INCOME TAXES AND RELATED PAYMENTS
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by the relevant tax authorities. With limited exceptions, the Company is no longer subject to income tax audits by taxing authorities for periods before 2022. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to its tax examinations and that any settlements related thereto will not have a material adverse effect on the Company’s condensed consolidated financial statements; however, there can be no assurances as to the ultimate outcomes.
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
Legal Actions
Oaktree, its affiliates, investment professionals, and portfolio companies are routinely involved in litigation and other legal actions in the ordinary course of their business and investing activities. In addition, Oaktree is subject to the authority of a number of U.S. and non-U.S. regulators, including the SEC and the Financial Industry Regulatory Authority, and those authorities periodically conduct examinations of Oaktree and make other inquiries that may result in the commencement of regulatory proceedings against Oaktree and its personnel. The Company and Oaktree are currently not subject to any pending actions or regulatory proceedings that either individually or in the aggregate are expected to have a material impact on the Company’s condensed consolidated financial statements.
Commitments to Funds
As of March 31, 2025 and December 31, 2024, the Company had undrawn capital commitments of $112.5 million in its capacity as a limited partner in Opps XI. As of March 31, 2025 and December 31, 2024, the Company had undrawn commitments of $656.9 million and $696.7 million, respectively, in its capacity as a limited partner in Opps XII (Opps XI and Opps XII as defined in note 14).
Investment Commitments of the Consolidated Funds
Certain of the consolidated funds are parties to credit arrangements that provide for the issuance of letters of credit and/or revolving loans, which may require the particular fund to extend loans to investee companies. The consolidated funds use the same investment criteria in making these commitments as they do for investments that are included in the condensed consolidated statements of financial condition. The unfunded liability associated with these credit arrangements is equal to the amount by which the contractual loan commitment exceeds the sum of funded debt and cash held in escrow, if any. As of March 31, 2025 and December 31, 2024, the consolidated funds had no potential aggregate commitments.
A consolidated fund may agree to guarantee the repayment obligations of certain investee companies. As of March 31, 2025 and December 31, 2024, there were no guaranteed amounts under such arrangements.
Certain consolidated funds are investment companies that are required to disclose financial support provided or contractually required to be provided to any of their portfolio companies. During the three months ended March 31, 2025 and March 31, 2024, the consolidated funds did not provide any financial support to portfolio companies.
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
March 31, 2025
($ in thousands, except where noted)
flow analysis. The carrying value of amounts due from and to affiliates approximated fair value due to their short-term nature or because their weighted average interest rate approximated the Company’s cost of debt.

	As of
	March 31, 2025	December 31, 2024
Due from affiliates:
Payments made on behalf of unconsolidated entities	$801	$227
Total due from affiliates	$801	$227
Due to affiliates:
Amounts due to unconsolidated entities	—	200
Total due to affiliates	$—	$200
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
Incentive income earned from unconsolidated funds totaled $115.3 million for the three months ended March 31, 2024.
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
March 31, 2025
($ in thousands, except where noted)
that perform duties for the Company. The Services Agreement may be terminated by either party without penalty upon 90 days’ written notice to the other.
For the three months ended March 31, 2025 and 2024, the Company incurred administrative services expense of $0.2 million.
Investment in Oaktree Opportunities Fund XI
The Company has subscribed for a limited partner interest in, and made a capital commitment of, $750.0 million to Oaktree Opportunities Fund XI, L.P., a parallel investment vehicle thereof or a feeder fund in respect of one of the foregoing (such limited partner interest, the “Opps XI Investment” and such fund entities collectively, “Opps XI”). In order to make the Opps XI Investment, the Company’s sole Class A unitholder, or one of its affiliates, will contribute cash as a capital contribution (the “Opps XI Investment Cash”) as and to the extent required to satisfy the Company’s obligations to Opps XI. The Company will use the Opps XI Investment Cash solely to fund the Opps XI Investment and satisfy its obligations in respect of Opps XI and distributions from the Opps XI Investment are intended solely for the benefit of the Class A unitholder, subject to applicable law. The Company’s preferred unitholders should not rely on distributions received by the Company in respect of the Company’s Opps XI Investment for payment of dividends or redemption of the preferred units. For the three months ended March 31, 2025, the Company did not fund any of its capital commitment. As of March 31, 2025, the Company has funded in the aggregate $637.5 million of the $750.0 million of its capital commitment.
Investment in Oaktree Opportunities Fund XII
On May 22, 2023, the Company subscribed for a limited partner interest in, and made a capital commitment of, $750.0 million to Oaktree Opportunities Fund XII, L.P., a parallel investment vehicle thereof or a feeder fund in respect of one of the foregoing (such limited partner interest, the “Opps XII Investment” and such fund entities collectively, “Opps XII”). In order to make the Opps XII Investment, the Company’s sole Class A unitholder, or one of its affiliates, will contribute cash as a capital contribution (the “Opps XII Investment Cash”) as and to the extent required to satisfy the Company’s obligations to Opps XII. The Company will use the Opps XII Investment Cash solely to fund the Opps XII Investment and satisfy its obligations in respect of Opps XII and distributions from the Opps XII Investment are intended solely for the benefit of the Class A unitholder, subject to applicable law. The Company’s preferred unitholders should not rely on distributions received by the Company in respect of the Company’s Opps XII Investment for payment of distributions on or redemption of the preferred units. For the three months ended March 31, 2025, the Company funded $39.8 million of its capital commitment. As of March 31, 2025, the Company has funded in the aggregate $93.1 million of the $750.0 million of its capital commitment.
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

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2025
($ in thousands, except where noted)

As of March 31, 2025, the carrying value of NTR included in corporate investments was $299.9 million.

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
SPV Credit Facility
In March 2024, BOH transferred a portion of its indirect interest in Opps XI to newly formed special purpose subsidiary (“SPV I”) and pledged its ownership interest in SPV I as collateral for a non-recourse credit facility of an affiliate. In June 2024, BOH transferred an additional portion of its indirect interest in Opps XI to a newly formed special purpose subsidiary (“SPV II”) and pledged its ownership interest in SPV II as collateral for a second non-recourse credit facility of the affiliate. While the outstanding borrowings on the facilities are the obligations of the affiliate, the co-borrowers, including SPV I and SPV II, have joint and several liability under the credit facilities in the event of default and are required to comply with certain covenants. As of March 31, 2025, BOH’s potential exposure under these arrangements is limited to the carrying value of its pledged interests in SPV I and SPV II of $207.5 million and $211.2 million, respectively.
15. SEGMENT REPORTING
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
16. SUBSEQUENT EVENTS
Class A Unit Distribution
    A distribution of $0.83 per Class A unit was paid on May 9, 2025 to holders of record at the close of business on May 1, 2025.
Preferred Unit Distributions
    A distribution of $0.414063 per Series A preferred unit will be paid on June 16, 2025 to Series A preferred unitholders of record at the close of business on June 1, 2025.
    A distribution of $0.409375 per Series B preferred unit will be paid on June 16, 2025 to Series B preferred unitholders of record at the close of business on June 1, 2025.

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
Business Overview
Brookfield Oaktree Holdings, LLC holds Credit, Real Estate and Equity investments managed by leading alternative asset management firms Oaktree Capital Management, L.P. and Brookfield Asset Management Ltd. The Company both directly invests in funds and has indirect exposure through its equity method investment in Oaktree Capital I, L.P. (“Oaktree Capital I”), which as of March 31, 2025, represented an approximately 72% economic interest in Oaktree Capital I, which holds a majority of Oaktree’s investments in its funds.
Brookfield Oaktree Holdings, LLC is a Delaware limited liability company that was formed on April 13, 2007 under the name Oaktree Capital Group, LLC. The Company’s ownership and operational structure through March 31, 2025 are the result of certain mergers and restructurings. The Company’s holdings and operations currently primarily represent (i) limited partner investments in certain of Oaktree’s flagship opportunistic credit funds, (ii) its equity method investment in Oaktree Capital I, which as of March 31, 2025, represented an approximately 72% economic interest in Oaktree Capital I, which holds a majority of Oaktree’s investments in its funds, and (iii) an indirect ownership interest in Brookfield Real Estate Income Trust Inc. (“Brookfield REIT”). The Company is the issuer of the Series A and Series B preferred units listed on the NYSE.

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
The ongoing Russia-Ukraine conflict, including global sanctions imposed on Russia, conflict in the Middle East, and changes in trade policies of the United States and other countries, including the imposition of tariffs and retaliatory tariffs, create continued uncertainty and volatility in the global financial markets and economy and, as a result, may adversely impact Oaktree’s businesses and its funds’ and their respective portfolio companies’ business.

As of the date of this filing, we are not aware of any material risk to the stability of our condensed consolidated financial statements caused by the Russia-Ukraine conflict, the conflict in the Middle East or changes in U.S. and global trade policies, or the materiality of any effect such uncertainties may have on our business and operations.
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
Historically, we had the potential to earn incentive income from many of the closed-end funds and certain evergreen funds managed by Oaktree in Oaktree Capital I’s capacity as the general partner of those funds. These closed-end funds generally provided that we received incentive income only after we had returned to Oaktree’s investors all of their contributed capital plus an annual preferred return, typically 8%. Once this occurred, we generally received as incentive income 80% of all distributions otherwise attributable to Oaktree’s investors, and those investors received the remaining 20% until we had received, as incentive income, 20% of all such distributions in excess of the contributed capital from the inception of the fund. Thereafter, all such future distributions attributable to Oaktree’s investors were distributed 80% to those investors and 20% to us as incentive income. As a result of the 2022 Restructuring, we were generally only entitled to earn one-third of the incentive income attributable to Oaktree Capital I in respect of Oaktree’s closed-end funds established in 2022 or later and in respect of incentive income from Oaktree’s evergreen funds earned subsequent to January 1, 2023. We were generally earning 100% of the incentive income attributable to Oaktree Capital I in respect of Oaktree’s closed-end funds established prior to 2022. Subsequent to the 2024 Restructuring, the Company no longer earns incentive income as a result of the deconsolidation of Oaktree Capital I. Rather the economics resulting from Oaktree Capital I’s right to earn incentive income are reflected in the Company’s results through investment income earned from the Company’s equity method investment in Oaktree Capital I, which as of March 31, 2025, represented an approximately 72% interest in Oaktree Capital I.
We earn revenue from investment income, which represents our pro-rata share of income or loss from our investments. Historically, investment income was generally from Oaktree Capital I’s capacity as general partner in Oaktree funds and as an investor in Oaktree’s CLOs and third-party managed funds and companies. Subsequent to the 2024 Restructuring, we no longer earn investment income from the direct fund-related holdings of Oaktree Capital I. Rather the economics resulting from Oaktree Capital I’s investments are reflected in the Company’s investment income earned from the Company’s equity method investment in Oaktree Capital I, which as of March 31, 2025, represented an approximately 72% interest in Oaktree Capital I.
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

GAAP Consolidated Results of Operations
The following table sets forth our unaudited condensed consolidated statements of operations:

	Three months ended March 31,
	2025	2024
	(in thousands, except per unit data)
Revenues:
Interest and dividend income	$148,364	$121,384
Incentive income	—	115,329
Investment income	(4,918)	18,240
Total revenues	143,446	254,953
Expenses:
Compensation and benefits	(168)	(199)
Incentive income compensation	—	(26,320)
General and administrative	(853)	(3,389)
Consolidated fund expenses	(26,736)	(20,575)
Interest expense	(34,127)	(22,215)
Total expenses	(61,884)	(72,698)
Other income (loss):
Net realized gain (loss) on consolidated funds’ investments	74,577	(51,776)
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	(127,849)	117,474
Total other income (loss)	(53,272)	65,698
Income before income taxes	28,290	247,953
Income taxes	—	—
Net income	28,290	247,953
Less:
Net (income) loss attributable to non-controlling interests in consolidated funds	(31,535)	(111,610)
Net (income) loss attributable to non-controlling interests in consolidated subsidiaries	(1,754)	(52,728)
Net income attributable to Brookfield Oaktree Holdings, LLC	(4,999)	83,615
Net income attributable to preferred unitholders	(6,829)	(6,829)
Net income (loss) attributable to Brookfield Oaktree Holdings, LLC Class A unitholders	$(11,828)	$76,786

Distributions declared per Class A unit	$0.75	$0.14
Net income (loss) per Class A unit (basic and diluted):
Net income (loss) per Class A unit	$(0.10)	$0.70
Weighted average number of Class A units outstanding	116,373	109,199

First Quarter Ended March 31, 2025 Compared to the First Quarter Ended March 31, 2024
Revenues
Interest and Dividend Income
Interest and dividend income increased $27.0 million, or 22.2%, to $148.4 million for the first quarter of 2025, from $121.4 million for the first quarter of 2024. The increase was primarily attributable to higher income from our investments in Opps XII, partially offset by the deconsolidation of Oaktree Capital I as a result of the 2024 Restructuring.
Incentive Income
Subsequent to the 2024 Restructuring, we no longer earn incentive income due to the deconsolidation of Oaktree Capital I.
Investment Income
Investment income decreased $23.1 million, or 126.9%, to a loss of $4.9 million for the first quarter of 2025, from a gain of $18.2 million for the first quarter of 2024. The decrease was primarily due to decreases in the values of certain publicly-traded equity investments held by Oaktree Capital I.
Expenses
Incentive Income Compensation
Subsequent to the 2024 Restructuring, we no longer incur incentive income compensation expense due to the deconsolidation of Oaktree Capital I.
General and Administrative
General and administrative expense decreased $2.5 million, or 73.5%, to $0.9 million for the first quarter of 2025, from $3.4 million for the first quarter of 2024, primarily reflecting the deconsolidation of Oaktree Capital I subsequent to the 2024 Restructuring.
Consolidated Fund Expenses
Consolidated fund expenses increased $6.1 million, or 29.6%, to $26.7 million for the first quarter of 2025, from $20.6 million for the first quarter of 2024. The increase is primarily due to higher general costs incurred by Opps XII, partially offset by the deconsolidation of Oaktree Capital I’s consolidated funds as a result of the 2024 Restructuring.
Interest Expense
Interest expense increased $11.9 million, or 53.6%, to $34.1 million for the first quarter of 2025, from $22.2 million for the first quarter of 2024. The increase is primarily driven by an increase in interest incurred by Opps XII due to higher debt balance, partially offset by the deconsolidation of Oaktree Capital I and its consolidated funds as a result of the 2024 Restructuring.
Other Income (Loss)
Net Realized Gain (Loss) on Consolidated Funds’ Investments

Net realized gain (loss) on consolidated funds’ investments increased $126.4 million, to a gain of $74.6 million for the first quarter of 2025, from a loss of $51.8 million for the first quarter of 2024. The net realized gain during the first quarter of 2025 reflects our consolidated funds’ performance on investments sold and the increase is primarily due to Opps XI and Opps XII.
Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
The net change in unrealized appreciation (depreciation) on consolidated funds’ investments decreased $245.3 million, to a loss of $127.8 million for the first quarter of 2025, from a gain of $117.5 million for the first quarter of 2024. Excluding the impact of the reversal of net realized gain (loss) on consolidated funds’ investments, the net change in unrealized appreciation (depreciation) on consolidated funds’ investments decreased $119.0 million, to a net loss of $53.3 million for the first quarter of 2025, from a net gain of $65.7 million for the first quarter of 2024, primarily resulting from our investments in Opps XI and Opps XII.
Net income Attributable to Non-controlling Interests in Consolidated Funds
Net income attributable to non-controlling interests in consolidated funds decreased $80.1 million, to net income of $31.5 million for the first quarter of 2025, from net income of $111.6 million for the first quarter of 2024. The decrease reflected our consolidated funds’ performance attributable to third-party investors in each period. These effects are described in more detail under “—Other Income (Loss)” above.
Net Income Attributable to Brookfield Oaktree Holdings, LLC Class A Unitholders
Net income attributable to Brookfield Oaktree Holdings, LLC Class A unitholders decreased $88.6 million, to a loss of $11.8 million for the first quarter of 2025, from net income of $76.8 million for the first quarter of 2024, primarily reflecting unrealized investment losses driven by current market conditions. These effects are described in more detail under “—Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments” above.

GAAP Statement of Financial Condition (Unaudited)
We manage our financial condition without the consolidation of the Oaktree funds. Since Oaktree’s founding, Oaktree and, by extension, we have managed our financial condition in a way that builds our capital base and maintains sufficient liquidity for known and anticipated uses of cash.
The following table presents our unaudited condensed consolidating statement of financial condition:

	As of March 31, 2025
	Oaktree and Operating Subsidiaries	Consolidated Funds	Eliminations	Consolidated
	(in thousands)
Assets:
Cash and cash-equivalents	$15,882	$—	$—	$15,882
Corporate investments	2,212,105	—	(795,400)	1,416,705
Receivables and other assets	30,705	—	—	30,705
Assets of consolidated funds	—	5,551,383	—	5,551,383
Total assets	$2,258,692	$5,551,383	$(795,400)	$7,014,675
Liabilities and Capital:
Liabilities:
Accounts payable and accrued expenses	$525	$—	$—	$525
Liabilities of consolidated funds	—	1,737,131	—	1,737,131
Total liabilities	525	1,737,131	—	1,737,656
Non-controlling redeemable interests in consolidated funds	—	—	3,018,852	3,018,852
Capital:
Capital attributable to BOH preferred unitholders	400,584	—	—	400,584
Capital attributable to BOH Class A unitholders	1,848,064	577,778	(577,778)	1,848,064
Non-controlling interest in consolidated subsidiaries	9,519	217,622	(217,622)	9,519
Non-controlling interest in consolidated funds	—	3,018,852	(3,018,852)	—
Total capital	2,258,167	3,814,252	(3,814,252)	2,258,167
Total liabilities and capital	$2,258,692	$5,551,383	$(795,400)	$7,014,675

Corporate Investments

	As of
	March 31, 2025	December 31, 2024
	(in thousands)
Oaktree funds:
Credit	$802,477	$852,425
Real Estate	299,905	307,824
Total corporate investments – Before equity-method Investment in Oaktree Capital I	1,102,382	1,160,249
Equity-method Investment in Oaktree Capital I	1,109,723	1,203,005
Total corporate investments – Oaktree and operating subsidiaries	2,212,105	2,363,254
Eliminations	(795,400)	(842,994)
Total corporate investments – Consolidated	$1,416,705	$1,520,260

Liquidity and Capital Resources
We manage our liquidity and capital requirements by focusing on our cash flows before the consolidation of Oaktree funds and the effect of normal changes in short-term assets and liabilities. Prior to the 2024 Restructuring, our primary cash flow activities on an unconsolidated basis involved (a) generating cash flow from operations, (b) generating realized income and return of principal from investment activities, including strategic investments in certain third parties, (c) funding capital commitments that we have made to Oaktree funds, (d) funding our growth initiatives, (e) distributing cash flow to our Class A unitholders and to OCGH and OEP, (f) borrowings, interest payments and repayments under credit agreements, our senior notes and other borrowing arrangements, and (g) issuances of, and distributions made on, our preferred units. Subsequent to the 2024 Restructuring, our primary cash flow activities on an unconsolidated basis involve (a) generating realized income and return of principal from investment activities, (b) funding capital commitments that we have made to Oaktree funds, (c) distributing cash flow to our Class A unitholders, (d) issuances of, and distributions made on, our preferred units, and (e) equity contribution from the investors of the Company to fulfill certain contractual capital commitments to its subsidiaries. As of March 31, 2025, the Company on an unconsolidated basis had $15.9 million of cash and cash equivalents.
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
We have subscribed for a limited partner interest in, and made a capital commitment of, $750 million to Oaktree Opportunities Fund XI, L.P., a parallel investment vehicle thereof or a feeder fund in respect of one of the foregoing (such limited partner interest, the “Opps XI Investment” and such fund entities collectively, “Opps XI”). In order to fund the Opps XI Investment, our sole Class A unitholder, or one of its affiliates, will contribute cash as a capital contribution (the “Opps XI Investment Cash”) as and to the extent required to satisfy our obligations to Opps XI. We will use the Opps XI Investment Cash solely to fund the Opps XI Investment and satisfy our obligations in respect of Opps XI. Distributions from the Opps XI Investment are intended for the benefit of the Class A unitholder, subject to applicable law. Our preferred unitholders should not rely on distributions received by us in respect of the Company’s Opps XI Investment for payment of distributions on or redemption of the preferred units. As of March 31, 2025, $637.5 million of the $750.0 million capital commitment was funded. $418.7 million of the investment interest was pledged as collateral for two non-recourse credit facilities of an affiliate. The potential exposure is limited to the pledged interests.
We have subscribed for a limited partner interest in, and made a capital commitment of, $750 million to Oaktree Opportunities Fund XII, L.P., a parallel investment vehicle thereof or a feeder fund in respect of one of the foregoing (such limited partner interest, the “Opps XII Investment” and such fund entities collectively, “Opps XII”). In order to fund the Opps XII Investment, our sole Class A unitholder, or one of its affiliates, will contribute cash as a capital contribution (the “Opps XII Investment Cash”) as and to the extent required to satisfy our obligations to Opps XII. We will use the Opps XII Investment Cash solely to fund the Opps XII Investment and satisfy our obligations in respect of Opps XII. Distributions from the Opps XII Investment are intended for the benefit of the Class A unitholder, subject to applicable law. Our preferred unitholders should not rely on distributions received by us in respect of the Company’s Opps XII Investment for payment of distributions on or redemption of the preferred units. As of March 31, 2025, the Company has funded in the aggregate $93.1 million of the $750.0 million capital commitment.
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
As of March 31, 2025, the carrying value of the REIT Entities included in corporate investments was $299.9 million.
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
Significant amounts from our condensed consolidated statements of cash flows for the three months ended March 31, 2025 and 2024 are discussed below.
Operating Activities
Operating activities provided $277.7 million and used $236.9 million of cash for the first three months of 2025 and 2024, respectively. These amounts principally reflected net income (loss), purchases of securities, net of non-cash adjustments, and net realized and unrealized (gain) loss from consolidated fund investments in each of the respective periods as well as net purchases of securities of the consolidated funds.

Investing Activities
Investing activities provided $2.5 million and used $132.9 million of cash for the first three months of 2025 and 2024, respectively. Corporate investments in funds and companies of $0.0 million and $3.6 million for the first three months of 2025 and 2024, respectively. Distributions and proceeds from corporate investments in funds and companies of $2.5 million and $120.7 million for the first three months of 2025 and 2024, respectively.
Financing Activities
Financing activities used $117.4 million and provided $480.0 million of cash for the first three months of 2025 and 2024, respectively, and included: (a) net distributions from non-controlling interests of $81.8 million and net contributions from non-controlling interests of $63.5 million; (b) distributions to unitholders of $174.8 million and $29.2 million; (c) net capital contributions of $39.8 million and net capital distributions of $0.3 million; and (d) payments of debt issuance costs of $0.0 million and $1.7 million. Additionally, the first three months of 2025 and 2024 included borrowings of $470.7 million and $871.5 million, respectively, and repayments of $371.4 million and $423.7 million, respectively, related to consolidated funds.
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

Contractual Obligations, Commitments and Contingencies
In the ordinary course of business, we and our consolidated funds enter into contractual arrangements that may require future cash payments. The following table sets forth information related to anticipated future cash payments as of March 31, 2025:

	Remainder of 2025	2026-2027	2028-2029	Thereafter	Total
	(in thousands)
Oaktree and Operating Subsidiaries:
BOH limited partner commitments to Oaktree funds (1)	$769,380	$—	$—	$—	$769,380
Subtotal	$769,380	$—	$—	$—	$769,380
Consolidated Funds:
Debt obligations payable	$1,572,166	$—	$—	$—	$1,572,166
Interest obligations on debt (2)	25,132	—	—	—	25,132
Total	$2,366,678	$—	$—	$—	$2,366,678

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
In some of Oaktree’s service contracts or management agreements, Oaktree has agreed to indemnify third-party service providers or separate account clients under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has neither been included in the above table nor recorded in our condensed consolidated financial statements as of March 31, 2025.
Off-Balance Sheet Arrangements
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
Price Risk
Impact on Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
As of March 31, 2025, we had investments, at fair value of $4.8 billion related to our consolidated funds. We estimate that a 10% decline in market values would result in a decrease in unrealized appreciation (depreciation) on the consolidated funds’ investments of $476.9 million. Of this decline, approximately $68.5 million would impact net income attributable to BOH Class A unitholders, with the remainder attributable to non-controlling interests. The magnitude of the impact on net income is largely affected by the percentage of our equity ownership interest. Following the 2024 Restructuring, the Company no longer consolidates Oaktree Capital I. As such, the consolidated funds consolidated by Oaktree Capital I are no longer consolidated by the Company.
Impact on Investment Income
Investment income or loss arises from our pro-rata share of income or loss from our investments. This income is directly affected by changes in market risk factors. Based on investments held by our equity method investments as of March 31, 2025, a 10% decline in fair values of the investments held by Oaktree Capital I and Brookfield REIT would result in a $156.2 million decrease in the amount of investment income. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the timing of fund flows or the timing of new investments or realizations.
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
Interest-rate Risk
As of March 31, 2025, the Company prior to consolidation of funds had no debt obligations outstanding.
Our consolidated funds have debt obligations, most of which accrue interest at variable rates. Changes in these rates would affect the amount of interest payments that our funds would have to make, impacting future earnings and cash flows. As of March 31, 2025, the consolidated funds had $1.6 billion of principal or par value, as applicable, outstanding under these debt obligations. We estimate that interest expense relating to variable-rate debt would increase on an annualized basis by $15.7 million in the event interest rates were to increase by 100 basis points.
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
Date: May 14, 2025

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