Form 10-Q
period 2025-06-30
Brookfield Oaktree Holdings, LLC
filed 2025-08-13
CIK 1403528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
FORM 10-Q
________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of August 13, 2025, there were 118,832,320 Class A units and 41,707,959 Class B units of the registrant outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Brookfield Oaktree Holdings, LLC
Condensed Consolidated Statements of Financial Condition (Unaudited)
($ in thousands)

	As of
	June 30, 2025	December 31, 2024
Assets
Cash and cash-equivalents	$15,207	$22,303
Corporate investments (includes $304,063 and $307,825 measured at fair value as of June 30, 2025 and December 31, 2024, respectively)	1,317,111	1,520,260
Due from affiliates	364	227
Other assets	31,356	16,728
Assets of consolidated funds:
Cash and cash-equivalents	272,978	427,548
Investments, at fair value	4,662,753	4,946,862
Dividends and interest receivable	22,039	34,127
Receivable for securities sold	38,981	22,688
Derivative assets, at fair value	22,498	33,349
Other assets, net	71,512	49,340
Total assets	$6,454,799	$7,073,432
Liabilities and Unitholders’ Capital
Liabilities:
Accrued compensation expense	$131	$300
Accounts payable, accrued expenses and other liabilities	323	648
Due to affiliates	—	200
Liabilities of consolidated funds:
Accounts payable, accrued expenses and other liabilities	12,619	12,981
Payables for securities purchased	100,674	102,607
Derivative liabilities, at fair value	63,142	13,385
Distributions payable	68	68
Debt obligations of the consolidated funds	998,111	1,472,795
Total liabilities	1,175,068	1,602,984
Commitments and contingencies (Note 13)
Non-controlling redeemable interests in consolidated funds	3,104,539	3,069,084
Unitholders’ capital:
Series A preferred units, 7,200,000 units issued and outstanding as of June 30, 2025 and December 31, 2024	173,669	173,669
Series B preferred units, 9,400,000 units issued and outstanding as of June 30, 2025 and December 31, 2024	226,915	226,915
Class A units, no par value, unlimited units authorized, 118,832,320 and 116,373,234 units issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Class B units, no par value, unlimited units authorized, 41,507,959 and 43,822,210 units issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Paid-in capital	1,782,817	1,663,384
Retained earnings	(17,745)	329,631
Unitholders’ capital attributable to Brookfield Oaktree Holdings, LLC	2,165,656	2,393,599
Non-controlling interests in consolidated subsidiaries	9,536	7,765
Total unitholders’ capital	2,175,192	2,401,364
Total liabilities and unitholders’ capital	$6,454,799	$7,073,432
Please see accompanying notes to condensed consolidated financial statements.

Brookfield Oaktree Holdings, LLC
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per unit amounts)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenues:
Interest and dividend income	$112,336	$136,392	$260,700	$257,776
Incentive income	—	2,200	—	117,529
Investment income (loss)	8,703	16,514	3,785	34,754
Total revenues	121,039	155,106	264,485	410,059
Expenses:
Compensation and benefits	(365)	(272)	(533)	(471)
Incentive income compensation	—	4,152	—	(22,168)
General and administrative	(1,352)	1,075	(2,205)	(2,314)
Consolidated fund expenses	(22,529)	(24,086)	(49,265)	(44,661)
Interest expense	(18,200)	(28,940)	(52,327)	(51,155)
Total expenses	(42,446)	(48,071)	(104,330)	(120,769)
Other income (loss):
Net realized gain (loss) on consolidated funds’ investments	560	54,857	75,137	3,081
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	(12,495)	(22,295)	(140,344)	95,179
Total other income (loss)	(11,935)	32,562	(65,207)	98,260
Income before income taxes	66,658	139,597	94,948	387,550
Income taxes	—	—	—	—
Net income	66,658	139,597	94,948	387,550
Less:
Net (income) loss attributable to non-controlling interests in consolidated funds	(45,078)	(85,857)	(76,613)	(197,467)
Net (income) loss attributable to non-controlling interests in consolidated subsidiaries	(17)	(8,937)	(1,771)	(61,665)
Net income attributable to Brookfield Oaktree Holdings, LLC	21,563	44,803	16,564	128,418
Net income attributable to preferred unitholders	(6,829)	(6,829)	(13,658)	(13,658)
Net income (loss) attributable to Brookfield Oaktree Holdings, LLC Class A unitholders	$14,734	$37,974	$2,906	$114,760

Distributions declared per Class A unit	$0.83	$1.26	$1.58	$1.40
Net income (loss) per Class A unit (basic and diluted):
Net income (loss) per Class A unit	$0.12	$0.33	$0.02	$1.02
Weighted average number of Class A units outstanding	118,670	115,821	117,528	112,510

Please see accompanying notes to condensed consolidated financial statements.

Brookfield Oaktree Holdings, LLC
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Net income	$66,658	$139,597	$94,948	$387,550
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	(6)	—	(1,501)
Other comprehensive loss, net of tax	—	(6)	—	(1,501)
Total comprehensive income	66,658	139,591	94,948	386,049
Less:
Comprehensive income attributable to non-controlling interests in consolidated funds	(45,078)	(85,857)	(76,613)	(197,467)
Comprehensive income attributable to non-controlling interests in consolidated subsidiaries	(17)	(8,937)	(1,771)	(61,190)
Comprehensive income attributable to BOH	21,563	44,797	16,564	127,392
Comprehensive income attributable to preferred unitholders	(6,829)	(6,829)	(13,658)	(13,658)
Comprehensive income (loss) attributable to BOH Class A unitholders	$14,734	$37,968	$2,906	$113,734

Please see accompanying notes to condensed consolidated financial statements.

Brookfield Oaktree Holdings, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$94,948	$387,550
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment (income) loss	(3,785)	(34,754)
Net realized and unrealized (gain) loss from consolidated funds’ investments	65,207	(98,260)
Accretion of original issue and market discount of consolidated funds’ investments, net	(33,771)	(37,679)
Income distributions from corporate investments in funds and companies	148,591	68,390
Other non-cash items	—	3,450
Cash flows due to changes in operating assets and liabilities:
Increase in other assets	(14,629)	(1,693)
(Increase) decrease in net due from affiliates	(338)	234,117
Decrease in accrued compensation expense	(169)	(92,045)
Decrease in accounts payable, accrued expenses and other liabilities	(325)	(344)
Cash flows due to changes in operating assets and liabilities of consolidated funds:
Decrease (increase) in dividends and interest receivable	12,088	(11,523)
(Increase) decrease in receivables for investments sold	(16,293)	17,211
Increase in other assets	(22,172)	(7,499)
Decrease in accounts payable, accrued expenses and other liabilities	(362)	(79,612)
(Decrease) increase in payables for investments purchased	(1,933)	208,724
Purchases of investments	(1,123,784)	(2,761,182)
Proceeds from maturities and sales of investments	1,436,735	1,433,916
Net cash provided (used) in operating activities	540,008	(771,233)
Cash flows from investing activities:
Purchases of U.S. Treasury and other securities	—	(250,000)
Proceeds from maturities and sales of U.S. Treasury and other securities	—	80,000
Corporate investments in funds and companies	—	(34,945)
Distributions and proceeds from corporate investments in funds and companies	49,443	124,455
Net cash provided (used) by investing activities	49,443	(80,490)

(continued)

Please see accompanying notes to condensed consolidated financial statements.

Brookfield Oaktree Holdings, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) — (Continued)
(in thousands)

	Six months ended June 30,
	2025	2024
Cash flows from financing activities:
Capital (distributions) contributions, net	$119,433	$(271)
Distributions to Class A unitholders	(341,382)	(152,683)
Distributions to OCGH unitholders	—	(82,213)
Distributions to preferred unitholders	(13,658)	(13,658)
Cash flows from financing activities of consolidated funds:
Contributions from non-controlling interests	633,232	149,417
Distributions to non-controlling interests	(674,390)	(138,508)
Payment of debt issuance costs	—	(3,378)
Borrowings on credit facilities	545,602	2,168,351
Repayments on credit facilities	(1,020,285)	(907,670)
Net cash (used) provided by financing activities	(751,448)	1,019,387
Effect of exchange rate changes on cash	331	(8,130)
Net increase (decrease) in cash and cash-equivalents	(161,666)	159,534
Initial consolidation (deconsolidation) of funds	—	(770)
Cash and cash-equivalents, beginning balance	449,851	336,679
Cash and cash-equivalents, ending balance	$288,185	$495,443

Reconciliation of cash and cash-equivalents
Cash and cash-equivalents – Oaktree	$15,207	$14,911
Cash and cash-equivalents – consolidated funds	272,978	480,532
Total cash and cash-equivalents	$288,185	$495,443

Please see accompanying notes to condensed consolidated financial statements.

Brookfield Oaktree Holdings, LLC
Condensed Consolidated Statements of Changes in Unitholders’ Capital (Unaudited)
(in thousands)

	Brookfield Oaktree Holdings, LLC							Non-controlling Interests in Consolidated Subsidiaries	Total Unitholders’ Capital
	Class A Units	Class B Units	Series A Preferred Units	Series B Preferred Units	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)

Unitholders’ capital as of March 31, 2025	116,373	43,838	$173,669	$226,915	$1,703,195	$144,869	$—	$9,519	$2,258,167
Activity for the three months ended:
Net issuance of units	—	130	—	—	—	—	—	—	$—
Unit exchange	2,459	(2,459)	—	—	—	—	—	—	$—
Capital contributions	—	—	—	—	79,622	—	—	—	$79,622
Distributions declared	—	—	(2,981)	(3,848)	—	(177,348)	—	—	$(184,177)
Net income	—	—	2,981	3,848	—	14,734	—	17	$21,580
Unitholders’ capital as of June 30, 2025	118,832	41,509	$173,669	$226,915	$1,782,817	$(17,745)	$—	$9,536	$2,175,192

	Brookfield Oaktree Holdings, LLC							Non-controlling Interests in Consolidated Subsidiaries	Total Unitholders’ Capital
	Class A Units	Class B Units	Series A Preferred Units	Series B Preferred Units	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)

Unitholders’ capital as of December 31, 2024	116,373	43,823	$173,669	$226,915	$1,663,384	$329,631	$—	$7,765	$2,401,364
Activity for the six months ended:
Net issuance of units	—	145	—	—	—	—	—	—	$—
Unit exchange	2,459	(2,459)	—	—	—	—	—	—	$—
Capital contributions	—	—	—	—	119,433	—	—	—	$119,433
Distributions declared	—	—	(5,962)	(7,696)	—	(350,282)	—	—	$(363,940)
Net income	—	—	5,962	7,696	—	2,906	—	1,771	$18,335
Unitholders’ capital as of June 30, 2025	118,832	41,509	$173,669	$226,915	$1,782,817	$(17,745)	$—	$9,536	$2,175,192

Please see accompanying notes to condensed consolidated financial statements.

Brookfield Oaktree Holdings, LLC
Condensed Consolidated Statements of Changes in Unitholders’ Capital (Unaudited)
(in thousands)

	Brookfield Oaktree Holdings, LLC							Non-controlling Interests in Consolidated Subsidiaries	Total Unitholders’ Capital
	Class A Units	Class B Units	Series A Preferred Units	Series B Preferred Units	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)

Unitholders’ capital as of March 31, 2024	109,199	50,931	$173,669	$226,915	$1,527,933	$402,582	$(14,116)	$382,880	$2,699,863
Activity for the three months ended:
Unit exchange	7,174	(7,174)	—	—	—	—	—	—	—
Equity reallocation between controlling and non-controlling interests	—	—	—	—	35,924	—	—	(35,924)	—
Distributions declared	—	—	(2,981)	(3,848)	—	(115,517)	—	(64,416)	(186,762)
Net income	—	—	2,981	3,848	—	37,974	—	8,937	53,740
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(6)	—	(6)
Unitholders’ capital as of June 30, 2024	116,373	43,757	$173,669	$226,915	$1,563,857	$325,039	$(14,122)	$291,477	$2,566,835

	Brookfield Oaktree Holdings, LLC							Non-controlling Interests in Consolidated Subsidiaries	Total Unitholders’ Capital
	Class A Units	Class B Units	Series A Preferred Units	Series B Preferred Units	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)

Unitholders’ capital as of December 31, 2023	109,199	50,916	$173,669	$226,915	$1,529,909	$334,314	$(13,096)	$333,195	$2,584,906
Activity for the six months ended:
Net issuance of units	—	15	—	—	—	—	—	—	—
Unit exchange	7,174	(7,174)	—	—	—	—	—	—	—
Equity reallocation between controlling and non-controlling interests	—	—	—	—	33,948	—	—	(34,219)	(271)
Distributions declared	—	—	(5,962)	(7,696)	—	(124,035)	—	(68,689)	(206,382)
Net income	—	—	5,962	7,696	—	114,760	—	61,665	190,083
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(1,026)	(475)	(1,501)
Unitholders’ capital as of June 30, 2024	116,373	43,757	$173,669	$226,915	$1,563,857	$325,039	$(14,122)	$291,477	$2,566,835

Please see accompanying notes to condensed consolidated financial statements.

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2025
($ in thousands, except where noted)

1. ORGANIZATION AND BASIS OF PRESENTATION
As used in these condensed consolidated financial statements:
“Oaktree” refers to the Oaktree Operating Group members and, where applicable, their respective subsidiaries and affiliates; and
the “Company” refers to Brookfield Oaktree Holdings, LLC and, where applicable, its subsidiaries and affiliates.
The Company holds Credit, Real Estate and Equity investments managed by leading alternative asset management firms Oaktree Capital Management, L.P. and Brookfield Asset Management Ltd. The Company both directly invests in funds and has indirect exposure through its equity method investment in Oaktree Capital I, L.P. (“Oaktree Capital I”), which as of June 30, 2025, represented an approximately 74% economic interest in Oaktree Capital I, which acts as or controls the general partner of certain Oaktree funds and which holds a majority of Oaktree’s investments in its funds.
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

The Company’s ownership and operational structure through June 30, 2025 were the result of (i) certain mergers with affiliates of Brookfield completed on September 30, 2019 (the “Mergers”) and the subsequent restructuring completed on October 1, 2019 in connection with the Mergers (the “2019 Restructuring”), (ii) the restructuring completed on November 30, 2022 in connection with an internal Oaktree reorganization to facilitate the separation of Brookfield’s capital business and asset management business (the “2022 Restructuring”) and (iii) the restructuring completed on July 1, 2024 in connection with an internal Oaktree reorganization which resulted in the change of the general partner of Oaktree Capital I, L.P. (“Oaktree Capital I”) from Brookfield OCM Holdings II, LLC, a subsidiary of the Company, to Oaktree Capital I GP, LLC, a newly formed subsidiary of Oaktree Capital Holdings, LLC (“OCH”) (the “2024 Restructuring”). See Part I, Item I included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 2, 2020 for more information regarding the Mergers and the 2019 Restructuring. See Item 1.01 of the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2022 for more information about the 2022 Restructuring. See Item 8.01 of the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2024 for more information about the 2024 Restructuring.

Following the above restructurings, the Company’s holdings and operations primarily represent (i) limited partner investments in certain of Oaktree’s flagship opportunistic funds, (ii) its equity method investment in Oaktree Capital I, which as of June 30, 2025, represented an approximately 74% economic interest in Oaktree Capital I, which holds a majority of Oaktree’s investments in its funds, and (iii) an indirect ownership interest in Brookfield Real Estate Income Trust Inc. (“Brookfield REIT”).
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
June 30, 2025
($ in thousands, except where noted)
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
As a result of the 2024 Restructuring, the Company no longer consolidates the operations of Oaktree Capital I, but rather accounts for its approximately 74% interest in Oaktree Capital I as of June 30, 2025 under the equity method of accounting. The Company’s revenue is primarily the investment income earned from (i) limited partner investments in certain of Oaktree’s flagship opportunistic funds, (ii) an equity method investment in Oaktree Capital I, and (iii) an indirect ownership interest in Brookfield REIT.

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
June 30, 2025
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
June 30, 2025
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
June 30, 2025
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
June 30, 2025
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
June 30, 2025
($ in thousands, except where noted)
Cash and Cash-equivalents
Cash and cash-equivalents include demand deposit accounts, money market funds, and other short-term investments with maturities of three months or less at the date of acquisition.
At June 30, 2025 and December 31, 2024, the Company had cash balances with financial institutions in excess of Federal Deposit Insurance Corporation insured limits. The Company monitors the credit standing of these financial institutions.
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
June 30, 2025
($ in thousands, except where noted)
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
June 30, 2025
($ in thousands, except where noted)
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
June 30, 2025
($ in thousands, except where noted)
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
June 30, 2025
($ in thousands, except where noted)
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
June 30, 2025
($ in thousands, except where noted)
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
June 30, 2025
($ in thousands, except where noted)
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
June 30, 2025
($ in thousands, except where noted)
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

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2025
($ in thousands, except where noted)
3. REVENUES
Prior to the 2024 Restructuring, the Company earned incentive income generated by funds, for which Oaktree Capital I served as general partner. These revenues were affected by economic factors related to the asset class composition of the holdings and the contractual terms such as the basis for calculating the incentive income and investors’ ability to redeem. As a result of the 2024 Restructuring, incentive income is no longer recognized by the Company due to the deconsolidation of Oaktree Capital I. The Company’s proportionate share of incentive income earned by Oaktree Capital I is included as a component of investment income.
Incentive income revenues by fund structure are set forth below.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Incentive Income
Closed-end	$—	$—	$—	$112,497
Evergreen	—	2,200	—	5,032
Total	$—	$2,200	$—	$117,529
Additionally, the Company earns investment income from the investments the Company makes in its investment in Oaktree Capital I, Oaktree funds, third-party funds and other companies. Revenues by investment types are set forth below.

	Three months ended June 30,		Six months ended June 30,
Investment Income (Loss)	2025	2024	2025	2024

Equity-method investments:
Funds	$4,255	$18,939	$(3,520)	$23,551
Companies	4,448	(83)	7,305	(460)
Other investments, at fair value	—	(2,342)	—	11,663
Total investment income (loss)	$8,703	$16,514	$3,785	$34,754
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
Consolidated VIEs
As of June 30, 2025 and December 31, 2024, the Company consolidated 2 VIEs through which interests are held in Oaktree Opportunities Fund XI, LP and Oaktree Opportunities Fund XII, L.P. as the Company was the primary beneficiary.

As of June 30, 2025, the assets and liabilities of the 2 consolidated VIEs amounted to $5.1 billion and $1.2 billion, respectively. The assets of these consolidated VIEs primarily consisted of investments in debt and equity securities. The assets of these VIEs may be used only to settle obligations of the same VIE. In addition, there is no

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2025
($ in thousands, except where noted)
recourse to the Company for the VIEs’ liabilities. As of June 30, 2025, the Company’s investments in consolidated VIEs had a carrying value of $0.8 billion, which represented its maximum risk of loss as of that date.
Unconsolidated VIEs
The Company held variable interests in certain VIEs in the form of direct equity interests that are not consolidated because it is not the primary beneficiary, inasmuch as its fee arrangements are considered at-market and it does not hold interests in those entities that are considered more than insignificant.
The carrying value of the Company’s investments in VIEs that were not consolidated are shown below.

	Carrying Value as of
	June 30, 2025	December 31, 2024

Corporate investments	$1,013,048	$1,212,435
Due from affiliates	364	227
Maximum exposure to loss	$1,013,412	$1,212,662
The Company continues to consolidate the respective vehicles through which interests are held in Oaktree Opportunities Fund XI, L.P. and Oaktree Opportunities Fund XII, L.P. as the Company remains the primary beneficiary.

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2025
($ in thousands, except where noted)
5. INVESTMENTS
Corporate Investments
Corporate investments consisted of the following:

	As of
Corporate Investments	June 30, 2025	December 31, 2024

Equity-method investments:
Funds	$309,736	$317,256
Companies	1,007,375	1,203,004
Total corporate investments	$1,317,111	$1,520,260
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
On June 27, 2023, the Company entered into a contribution agreement with Brookfield Corporate Treasury Ltd. and acquired the equity ownership in certain entities which beneficially own shares in Brookfield Real Estate Income Trust. The Company accounted for the acquired interests as equity method investments with fair value election. The fair value option has been elected to simplify the accounting for the investment in OCG NTR Holdings, LLC, a wholly owned subsidiary of the Company (“NTR”). Changes in the fair value and cash dividends received from the investment in NTR are included in investment income. During the six months ended June 30, 2025 and 2024, the Company recognized an equity investment loss of $3.8 million and $16.6 million. Please refer to note 14 for the detailed description of the transaction.
Each reporting period, the Company evaluates each of its equity-method investments to determine if any are considered significant, as defined by the SEC. As of June 30, 2025, or for the six months ended June 30, 2025, the Company determined Oaktree Capital I met the significance criteria. No other no individual equity method investment met the significance criteria.
Summarized financial information of Oaktree Capital I is set forth below.

	Three months ended June 30,	Six months ended June 30,
Statements of Operations	2025	2025
Revenues / investment income	$42,322	$91,229
Interest expense	(14,562)	(24,354)
Other expenses	(13,037)	(31,124)
Net realized and unrealized gain (loss) on investments	5,882	(2,523)
Net income	$20,605	$33,228

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2025
($ in thousands, except where noted)
Summarized financial information of the Company’s remaining equity-method investments is set forth below.

	Three months ended June 30,		Six months ended June 30,
Statements of Operations	2025	2024	2025	2024
Revenues / investment income	$44,457	$1,207,178	$86,891	$2,249,015
Interest expense	(14,826)	(167,201)	(29,351)	(308,422)
Other expenses	(32,122)	(312,871)	(63,822)	(582,901)
Net realized and unrealized gain (loss) on investments	5,076	721,523	15,205	1,867,565
Net income	$2,585	$1,448,629	$8,923	$3,225,257
For the three and six months ended June 30, 2024, the equity investments presented in the table above include equity investments held by Oaktree Capital I, which was deconsolidated as of July 1, 2024.
Other Investments, at Fair Value
Other investments, at fair value has primarily consisted of (a) investments in certain Oaktree and non-Oaktree funds, (b) noninvestment grade debt securities, (c) equities received as part of our sponsorship of SPACs and (d) derivatives utilized to hedge the Company’s exposure to investment income earned from its funds.
The following table summarizes net gains (losses) attributable to the Company’s other investments at fair value:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Realized gain (loss)	$—	$1,969	$—	$9,504
Net change in unrealized gain (loss)	—	(4,311)	—	2,159
Total gain (loss)	$—	$(2,342)	$—	$11,663

Subsequent to the 2024 Restructuring, with the deconsolidation of Oaktree Capital I, the Company no longer holds any other investments at fair value.

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2025
($ in thousands, except where noted)
Investments of Consolidated Funds
Investments, at Fair Value
Investments held and securities sold short by the consolidated funds are summarized below:

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
United States:
Debt securities:
Communication services	$150,479	$171,325	3.2%	3.6%
Consumer discretionary	168,829	134,403	3.6	2.7
Consumer staples	21,408	40,195	0.5	0.8
Energy	39,835	34,498	0.9	0.7
Financials	118,446	133,904	2.5	2.7
Health care	83,012	182,525	1.8	3.7
Industrials	146,293	180,469	3.1	3.6
Information technology	42,182	45,702	0.9	0.9
Materials	23,977	32,448	0.5	0.7
Real estate	36,621	54,475	0.8	1.1
Utilities	4,225	19,707	0.1	0.4
Other	541,933	828,223	11.6	16.7
Total debt securities (cost: $1,540,475 and $1,792,830 as of June 30, 2025 and December 31, 2024, respectively)	1,377,240	1,857,874	29.5	37.6
Equity securities:
Communication services	62,878	59,897	1.3	1.2
Consumer discretionary	97,009	37,185	2.1	0.8
Consumer Staples	56,630	—	1.2	0.0
Energy	498,690	503,018	10.7	10.2
Financials	239,206	347,839	5.1	7.0
Health care	43,353	57,337	0.9	1.2
Industrials	455,899	532,096	9.8	10.8
Information technology	69,966	55,413	1.5	1.1
Real estate	5,152	10,275	0.1	0.2
Utilities	134,015	7,367	2.9	0.1
Total equity securities (cost: $1,372,583 and $1,362,953 as of June 30, 2025 and December 31, 2024, respectively)	1,662,798	1,610,427	35.6	32.6
Real estate:
Real estate	84,969	15,036	1.8	0.3
Total real estate securities (cost: $78,765 and $26,966 as of June 30, 2025 and December 31, 2024, respectively)	84,969	15,036	1.8	0.3

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2025
($ in thousands, except where noted)

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Europe:
Debt securities:
Communication services	$7,628	$7,018	0.2%	0.1%
Health care	279	76,817	0.0	1.6
Industrials	4,478	4,316	0.1	0.1
Materials	4,910	4,335	0.1	0.1
Real estate	37,303	35,768	0.8	0.7
Other	135,375	32,735	2.9	0.7
Total debt securities (cost: $174,745 and $161,153 as of June 30, 2025 and December 31, 2024, respectively)	189,973	160,989	4.1	3.3
Equity securities:
Communication Services	111,038	81,124	2.4	1.6
Consumer discretionary	47,727	48,995	1.0	1.0
Materials	24,282	24,282	0.5	0.5
Financials	63,199	58,329	1.4	1.2
Industrials	124,065	119,058	2.7	2.4
Real estate	50,316	43,698	1.1	0.9
Total equity securities (cost: $280,695 and $295,630 as of June 30, 2025 and December 31, 2024, respectively)	420,627	375,486	9.1	7.6
Real estate:
Consumer Discretionary	61,518	60,960	1.3	1.2
Real estate	183,936	130,185	3.9	2.6
Total real estate securities (cost: $228,762 and $191,470 as of June 30, 2025 and December 31, 2024, respectively)	245,454	191,145	5.2	3.8
Asia and other:
Debt securities:
Consumer discretionary	47,394	45,686	1.0	0.9
Consumer staples	20,718	18,204	0.4	0.4
Energy	24,814	—	0.5	0.0
Materials	68,771	243,021	1.5	4.9
Real estate	340,906	357,934	7.4	7.2
Total debt securities (cost: $517,287 and $680,671 as of June 30, 2025 and December 31, 2024, respectively)	502,603	664,845	10.8	13.4

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2025
($ in thousands, except where noted)

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Asia and other:
Equity securities:
Consumer discretionary	$16,880	$—	0.4%	—%
Financials	12,758	—	0.3	—
Industrials	108,175	30,827	2.3	0.6
Real estate	32,916	32,916	0.7	0.7
Utilities	8,360	7,317	0.2	0.1
Total equity securities (cost: $152,608 and $55,638 as of June 30, 2025 and December 31, 2024, respectively)	179,089	71,060	3.9	1.4

Total debt securities	2,069,816	2,683,708	44.4	54.3
Total equity securities	2,262,514	2,056,973	48.6	41.5
Total real estate	330,423	206,181	7.0	4.2
Total investments, at fair value	$4,662,753	$4,946,862	100.0%	100.0%
As of June 30, 2025 and December 31, 2024, no single issuer or investment had a fair value that exceeded 5% of the Company’s total consolidated net assets.
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

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2025
($ in thousands, except where noted)
The following table summarizes net gains (losses) from investment activities:

	Three months ended June 30,
	2025		2024
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Investments and other financial instruments	$2,804	$23,246	$51,888	$(20,790)
CLO liabilities (1)	—	—	150	235
Foreign-currency forward contracts (2)	(1,103)	(39,021)	116	177
Total return and interest rate swaps (2)	—	(69)	—	2,955
Options and futures (2)	(1,141)	3,349	(32)	1,988
Commodity swaps (2)	—	—	2,735	(6,860)
Total	$560	$(12,495)	$54,857	$(22,295)

	Six months ended June 30,
	2025		2024
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Investments and other financial instruments	$71,314	$(77,968)	$(3,859)	$90,923
CLO liabilities (1)	—	—	185	1,597
Foreign-currency forward contracts (2)	4,352	(64,492)	(235)	5,912
Total return and interest rate swaps (2)	(627)	647	—	3,588
Options and futures (2)	98	1,469	(238)	1,600
Commodity swaps (2)	—	—	7,228	(8,441)
Total	$75,137	$(140,344)	$3,081	$95,179

(1)    Represents the net change in the fair value of CLO liabilities based on the more observable fair value of CLO assets, as measured under the CLO measurement guidance. Please see note 2 for more information.
(2)    Please see note 7 for additional information.

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2025
($ in thousands, except where noted)
6. FAIR VALUE
Fair Value of Financial Assets and Liabilities
The Company’s other financial assets by fair-value hierarchy level are set forth below. There were no other financial liabilities as of June 30, 2025 and December 31, 2024.

	As of June 30, 2025				As of December 31, 2024
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Corporate investments	$—	$304,063	$—	$304,063	$—	$307,825	$—	$307,825
Total assets	$—	$304,063	$—	$304,063	$—	$307,825	$—	$307,825

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

	As of June 30, 2025				As of December 31, 2024
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Investments:
Corporate debt – bank debt	$—	$161,731	$1,546,171	$1,707,902	$—	$281,918	$1,936,315	$2,218,233
Corporate debt – all other	—	229,745	132,169	361,914	—	353,922	111,552	465,474
Equities – common stock	197,732	87,497	1,276,658	1,561,887	222,670	39,290	1,187,023	1,448,983
Equities – preferred stock	368	—	700,259	700,627	1,850	—	606,141	607,991
Real estate	—	—	330,423	330,423	—	—	206,181	206,181
Total investments	198,100	478,973	3,985,680	4,662,753	224,520	675,130	4,047,212	4,946,862
Derivatives:
Foreign-currency forward contracts	—	4,524	—	4,524	—	17,578	—	17,578
Swaps	—	628	17,346	17,974	—	—	15,771	15,771
Total derivatives (1)	—	5,152	17,346	22,498	—	17,578	15,771	33,349
Total assets	$198,100	$484,125	$4,003,026	$4,685,251	$224,520	$692,708	$4,062,983	$4,980,211

Liabilities
Derivatives:
Foreign-currency forward contracts	$—	$(59,951)	$—	$(59,951)	$—	$(8,513)	$—	$(8,513)
Swaps	—	—	—	—	—	(19)	—	(19)
Options and futures	—	(3,191)	—	(3,191)	—	(4,853)	—	(4,853)
Total derivatives (3)	—	(63,142)	—	(63,142)	—	(13,385)	—	(13,385)
Total liabilities	$—	$(63,142)	$—	$(63,142)	$—	$(13,385)	$—	$(13,385)

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

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2025
($ in thousands, except where noted)
The following tables set forth a summary of changes in the fair value of Level III investments:

	Corporate Debt – Bank Debt	Corporate Debt – All Other	Equities – Common Stock	Equities – Preferred Stock	Real Estate	Swaps	Total
Three months ended June 30, 2025
Beginning balance	$1,678,670	$117,587	$1,171,456	$661,719	$294,977	$17,346	$3,941,755
Transfers into Level III	791,061	4,033	9,106	—	—	—	804,200
Transfers out of Level III	(742,114)	(4,839)	(8,217)	—	—	—	(755,170)
Purchases	156,339	(3,947)	72,095	23,079	24,526	—	272,092
Sales	(305,167)	(1,177)	(25,562)	(5,646)	(14,348)	—	(351,900)
Realized gain (losses), net	7,068	(81)	14,876	(44,368)	1,275	—	(21,230)
Unrealized appreciation (depreciation), net	(39,686)	20,593	42,904	65,475	23,993	—	113,279
Ending balance	$1,546,171	$132,169	$1,276,658	$700,259	$330,423	$17,346	$4,003,026
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$(79,245)	$17,617	$52,792	$70,426	$34,155	$—	$95,745
Three months ended June 30, 2024
Beginning balance	$1,759,502	$176,263	$946,821	$605,871	$186,681	$—	$3,675,138
Transfers into Level III	31,299	—	—	—	—	—	$31,299
Transfers out of Level III	(28,586)	—	—	—	—	—	$(28,586)
Purchases	172,537	24,185	119,534	61,263	60,670	18,215	$456,404
Sales	(271,647)	(996)	(48,926)	(32,934)	—	—	$(354,503)
Realized gain (losses), net	4,331	(1,167)	36,715	6,690	—	39	$46,608
Unrealized appreciation (depreciation), net	(12,494)	(257)	(4,488)	26,264	(489)	—	8,536
Ending balance	$1,654,942	$198,028	$1,049,656	$667,154	$246,862	$18,254	$3,834,896
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$867	$(1,598)	$(8,685)	$25,386	$(491)	$—	$15,479

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2025
($ in thousands, except where noted)

	Corporate Debt – Bank Debt	Corporate Debt – All Other	Equities – Common Stock	Equities – Preferred Stock	Real Estate	Swaps	Total
Six months ended June 30, 2025
Beginning balance	$1,936,315	$111,552	$1,187,023	$606,141	$206,181	$15,771	$4,062,983
Transfers into Level III	927,755	4,657	9,106	37	6,806	—	948,361
Transfers out of Level III	(835,950)	(4,839)	(15,023)	—	—	—	(855,812)
Purchases	932,801	7,821	100,456	156,086	94,908	1,575	1,293,647
Sales	(1,349,272)	(8,794)	(75,965)	(87,549)	(19,529)	—	(1,541,109)
Realized gain (losses), net	18,022	7,504	34,737	(38,024)	1,867	—	24,106
Unrealized appreciation (depreciation), net	(83,500)	14,268	36,324	63,568	40,190	—	70,850
Ending balance	$1,546,171	$132,169	$1,276,658	$700,259	$330,423	$17,346	$4,003,026
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$(122,921)	$11,292	$56,374	$68,519	$40,190	$—	$53,454
Six months ended June 30, 2024
Beginning balance	$1,721,888	$260,292	$846,773	$599,636	$175,353	$—	$3,603,942
Initial consolidation of funds	2,962	—	—	—	—	—	2,962
Transfers into Level III	222,032	15,359	54,678	—	6,135	—	298,204
Transfers out of Level III	(283,815)	(65,930)	(15,660)	—	—	—	(365,405)
Purchases	342,444	25,593	205,767	78,229	67,618	18,215	737,866
Sales	(357,138)	(38,140)	(91,284)	(32,980)	—	—	(519,542)
Realized gain (losses), net	4,003	(252)	47,864	(87,967)	—	39	(36,313)
Unrealized appreciation (depreciation), net	2,566	1,106	1,518	110,236	(2,244)	—	113,182
Ending balance	$1,654,942	$198,028	$1,049,656	$667,154	$246,862	$18,254	$3,834,896
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$12,355	$(1,635)	$(4,901)	$109,358	$(2,244)	$—	$112,933
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

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2025
($ in thousands, except where noted)
The following table sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the consolidated funds’ Level III investments as of June 30, 2025:

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (1)(2)	Range	Weighted Average (3)

Credit-oriented investments:
Consumer discretionary:	$129,234	Discounted cash flow (4)	Discount rate	12% - 21%	17%
	21,566	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	18,818	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	1x - 1x	1x
	1,195	Expected Recovery (11)	Not applicable	Not applicable	Not applicable
Energy	24,814	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	422	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	31,343	Discounted cash flow (4)	Discount rate	15% - 15%	15%
Financials	34,103	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	0.5x - 1x	0.9x
	17,433	Discounted cash flow (6)	Discount rate	5% - 14%	5%
	30,393	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	11	Expected Recovery (11)	Not applicable	Not applicable	Not applicable
Industrials	104,576	Discounted cash flow (6)	Discount rate	9% - 18%	16%
	17,137	Market approach (comparable companies) (7)	Earnings multiple (10)	7.0x - 7.0x	7.0x
	(6)	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	4,477	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
Real estate	9,539	Recent market information (7)	Quoted prices	Not applicable	Not applicable
	43,732	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	2,890	Expected Recovery (11)	Not applicable	Not applicable	Not applicable
	208,752	Discounted cash flow (6)	Discount rate	6% - 18%	15%
	141,822	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	1x - 1x	1x
Utilities	2,132	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
Other:	594,190	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	202,139	Discounted cash flow (6)	Discount rate	7% - 20%	12%
	347	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	28,153	Market approach (comparable companies) (7)	Earnings multiple (10)	7x - 8.2x	7.3x
	14,446	Expected Recovery (11)	Not applicable	Not applicable	Not applicable
	12,028	Market approach (comparable companies) (7)	Revenue multiple (8)	2.2x - 2.2x	2.2x
Equity investments:
	56,685	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	29,243	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	365,345	Discounted cash flow (6)	Discount rate	11% - 18%	14%
	7,615	Discounted cash flow (6) / market approach (comparable companies) (7)	Discount rate	13% - 13%	13%
			Earnings multiple (10)	5.0x - 7.0x	6.0x
	571,850	Market approach (comparable companies) (7)	Earnings multiple (10)	1.0x - 20.0x	9.1x
	85,027	Market approach (comparable companies) (7)	Revenue multiple (8)	1.0x - 2.2x	2.0x
	853,117	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	0.5x - 2x	1.0x
	4,530	Expected Recovery (11)	Not applicable	Not applicable	Not applicable
	3,505	Black Scholes (12)	Not applicable	Not applicable	Not applicable
Real estate-oriented investments:
Consumer discretionary:	61,518	Discounted cash flow (6)	Discount rate	20% - 20%	20%
Real estate:	15,132	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	67,002	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	1.0x - 1.0x	1.0x
	186,771	Discounted cash flow (6)	Discount rate	12% - 23%	16%
Total Level III investments	$4,003,026

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2025
($ in thousands, except where noted)
The following table sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the consolidated funds’ Level III investments as of December 31, 2024:

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (1)(2)	Range	Weighted Average (3)

Credit-oriented investments:
Communication services	$4,688	Discounted cash flow (6)	Discount rate	17% – 17%	17%
	17,474	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	(67)	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
Energy	96,532	Discounted cash flow (6)	Discount rate	14% – 16%	15%
	450	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	1,250	Market approach (comparable companies) (7)	Revenue multiple (8)	2.1x - 2.1x	2.1x
Financials	94,375	Discounted cash flow (6)	Discount rate	5% – 14%	12%
	32,112	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	16,933	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	21,620	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	0.5x - 1.0x	0.9x
	11	Expected Recovery (11)	Quoted prices	Not applicable	Not applicable
	1,938	Market approach (comparable companies) (7)	Earnings multiple (10)	6.5x -6.5x	6.5x
Industrials	75,017	Discounted cash flow (6)	Discount rate	0% – 20%	15%
	532	Market approach (comparable companies) (7)	Earnings multiple (10)	7.0x - 7.0x	7.0x
	10,771	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	79,595	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
Materials	161,879	Discounted cash flow (6)	Discount rate	13% – 14%	13%
	22,744	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	228,948	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Real estate	39,981	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	198,904	Discounted cash flow (6)	Discount rate	12% – 19%	15%
	144,469	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	1.0x -1.0x	1.0x
	26,839	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Other	62,281	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	46,921	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	19,529	Market approach (comparable companies) (7)	Earnings multiple (10)	6.5x - 7.0x	7.0x
	9,604	Market approach (comparable companies) (7)	Revenue multiple (8)	2.1x - 2.1x	2.1x
	585,355	Discounted cash flow (6)	Discount rate	0% – 27%	15%
	62,953	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	1.0x - 1.0x	1.0x
Equity investments:
	202,057	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	850,420	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	1.0x - 1.0x	1.0x
	458,953	Market approach (comparable companies) (7)	Earnings multiple (10)	5.0x - 14.0x	9.6x
	213,813	Discounted cash flow (6)	Discount rate	4% – 18%	14%
	26,445	Market approach (comparable companies) (7)	Revenue multiple (8)	1.0x - 2.1x	1.2x
	25,295	Discounted cash flow (6) / Market approach (comparable companies) (7)	Discount rate	11% – 11%	11%
			Earnings multiple (10)	10.0x - 12.0x	11.0x
	5,979	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	8,903	Expected Recovery (11)	Quoted prices	Not applicable	Not applicable
	1,299	Black Scholes (12)	Quoted prices	Not applicable	Not applicable
Real estate-oriented:
Consumer discretionary	60,960	Discounted cash flow (6)	Discount rate	20% – 20%	20%
Real estate:	145,221	Discounted cash flow (6)	Discount rate	4% – 26%	15%
Total Level III investments	$4,062,983

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2025
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
During the six months ended June 30, 2025, the valuation techniques for three credit-oriented investments were changed from recent market information to discounted cash flow, two credit-oriented investment were changed from discounted cash flow to market approach (comparable companies), and one credit-oriented investment was changed from discounted cash flow to expected recovery. During the six months ended June 30, 2024, the valuation techniques for four credit-oriented investment were changed from market approach (comparable companies) to discounted cash flow, two credit-oriented investments were changed from discounted cash flow to market approach (comparable companies) and one equity investment was changed from market approach (comparable companies) to recent market information.

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2025
($ in thousands, except where noted)
7. DERIVATIVES AND HEDGING
Realized and unrealized gains and losses arising from freestanding derivatives were recorded in the condensed consolidated statements of operations as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Investment income (loss)	$—	$2,567	$—	$8,634
General and administrative expense (1)	—	(2,431)	—	(8,188)
Total gain (loss)	$—	$136	$—	$446

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
The fair value of derivatives held by the consolidated funds consisted of the following:

	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
As of June 30, 2025
Foreign-currency forward contracts	$1,043,131	$4,524	$(160,729)	$(59,951)
Total-return and interest-rate and credit default swaps	193,590	17,974	—	—
Options and futures	—	—	(24,123)	(3,191)
Total	$1,236,721	$22,498	$(184,852)	$(63,142)

As of December 31, 2024
Foreign-currency forward contracts	$797,475	$17,578	$(81,625)	$(8,513)
Total-return and interest-rate and credit default swaps	15,207	15,771	(203,533)	(19)
Options and futures	—	—	(13,435)	(4,853)
Total	$812,682	$33,349	$(298,593)	$(13,385)

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2025
($ in thousands, except where noted)
The impact of derivatives held by the consolidated funds in the condensed consolidated statements of operations was as follows:

	Three months ended June 30,
	2025		2024
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Foreign-currency forward contracts	$(1,103)	$(39,021)	$116	$177
Total-return and interest-rate and credit default swaps	—	(69)	—	2,955
Options and futures	(1,141)	3,349	(32)	1,988
Commodity swaps	—	—	2,735	(6,860)
Total	$(2,244)	$(35,741)	$2,819	$(1,740)

	Six months ended June 30,
	2025		2024
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Foreign-currency forward contracts	$4,352	$(64,492)	$(235)	$5,912
Total-return and interest-rate and credit default swaps	(627)	647	—	3,588
Options and futures	98	1,469	(238)	1,600
Commodity swaps	—	—	7,228	(8,441)
Total	$3,823	$(62,376)	$6,755	$2,659
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

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2025
($ in thousands, except where noted)

	Gross Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of June 30, 2025		Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Derivative assets of consolidated funds:
Foreign-currency forward contracts	$4,524	$—	$—	$4,524
Total-return and interest-rate and credit default swaps	17,974	—	—	17,974
Total	$22,498	$—	$—	$22,498

Derivative Liabilities:
Derivative liabilities of consolidated funds:
Foreign-currency forward contracts	$(59,951)	$—	$—	$(59,951)
Options and futures	(3,191)	—	—	(3,191)
Total	$(63,142)	$—	$—	$(63,142)

	Gross Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of December 31, 2024		Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Derivative assets of consolidated funds:
Foreign-currency forward contracts	$17,578	$—	$—	$17,578
Total-return and interest-rate and credit default swaps	15,771	—	—	15,771
Total	$33,349	$—	$—	$33,349

Derivative Liabilities:
Derivative liabilities of consolidated funds:
Foreign-currency forward contracts	$(8,513)	$—	$—	$(8,513)
Total-return and interest-rate and credit default swaps	(19)	—	—	(19)
Options and futures	(4,853)	—		(4,853)
Total	$(13,385)	$—	$—	$(13,385)

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2025
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
The consolidated funds had the following debt obligations outstanding:

	Outstanding Amount as of		Key terms as of June 30, 2025
Credit Agreement	June 30, 2025	December 31, 2024	Facility Capacity	Effective Interest Rate	Weighted Average Remaining Maturity (years)	Commitment Fee Rate	L/C Fee
Revolving credit facilities (1)	$998,111	$1,472,795	$1,812,894	6.24%	0.68	0.25%	1.75%
Less: Debt issuance costs	(4,025)	(2,685)
Total debt obligations, net (2)	$994,086	$1,470,110

(1)    The credit facility capacity is calculated on a pro rata basis using fund commitments as of June 30, 2025.
(2)    Debt issuance costs are included in other assets as of June 30, 2025 and December 31, 2024.
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
June 30, 2025
($ in thousands, except where noted)
9. NON-CONTROLLING REDEEMABLE INTERESTS IN CONSOLIDATED FUNDS
The following table sets forth a summary of changes in the non-controlling redeemable interests in the consolidated funds. Dividends reinvested and in-kind contributions or distributions are non-cash in nature and have been presented on a gross basis in the table below.

	Six months ended June 30,
	2025	2024

Beginning balance	$3,069,084	$3,336,548
Deconsolidation of funds	—	(165,897)
Contributions	633,232	149,417
Distributions	(674,390)	(138,508)
Net income	76,613	197,467
Foreign currency translation and other, net	—	(1,006)
Ending balance	$3,104,539	$3,378,021
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
As of June 30, 2025 and December 31, 2024, OCGH units represented 41,507,959 of the total 160,340,279 Oaktree Operating Group units and 43,822,210 of the total 160,195,444 Oaktree Operating Group units, respectively.
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
June 30, 2025
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
The following table sets forth a summary of weighted average units outstanding of the OCGH and other non-controlling interests and the Class A unitholders:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Weighted average Oaktree Operating Group units outstanding (in thousands):
OCGH and other non-controlling interests	45,002	47,995	46,249	51,351
Class A unitholders	115,227	112,134	113,967	108,775
Total weighted average units outstanding	160,229	160,129	160,216	160,126
Please see notes 9 and 11 for additional information regarding transactions that impacted unitholders’ capital.
11. EARNINGS PER UNIT
The computation of net income per Class A unit is set forth below:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands, except per unit amounts)
Net income per Class A unit (basic and diluted):
Net income attributable to BOH Class A unitholders	$14,734	$37,974	$2,906	$114,760
Weighted average number of Class A units outstanding (basic and diluted)	118,670	115,821	117,528	112,510
Basic and diluted net income (net of tax) per Class A unit	$0.12	$0.33	$0.02	$1.02
OCGH units are not exchangeable into Class A units. As the restrictions set forth in the then-current exchange agreement were in place for each applicable reporting period, OCGH units were not included in the computation of diluted earnings per unit for the three and six months ended June 30, 2025 and 2024.
As a result of the 2024 Restructuring, earnings attributable to Oaktree Capital I are reflected in the Company's investment income for periods beginning in the third quarter of 2024.

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2025
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
Commitments to Funds
As of June 30, 2025 and December 31, 2024, the Company had undrawn capital commitments of $112.5 million in its capacity as a limited partner in Opps XI. As of June 30, 2025 and December 31, 2024, the Company had undrawn commitments of $577.3 million and $696.7 million, respectively, in its capacity as a limited partner in Opps XII (Opps XI and Opps XII as defined in note 14).
Investment Commitments of the Consolidated Funds
Certain of the consolidated funds are parties to credit arrangements that provide for the issuance of letters of credit and/or revolving loans, which may require the particular fund to extend loans to investee companies. The consolidated funds use the same investment criteria in making these commitments as they do for investments that are included in the condensed consolidated statements of financial condition. The unfunded liability associated with these credit arrangements is equal to the amount by which the contractual loan commitment exceeds the sum of funded debt and cash held in escrow, if any. As of June 30, 2025 and December 31, 2024, the consolidated funds had total outstanding debt commitments of $357.4 million and $327.1 million respectively. As of June 30, 2025 and December 31, 2024, the consolidated funds had potential unfunded investment commitments of $430.5 million and $411.4 million respectively.
A consolidated fund may agree to guarantee the repayment obligations of certain investee companies. As of June 30, 2025 and December 31, 2024, there were no guaranteed amounts under such arrangements.
Certain consolidated funds are investment companies that are required to disclose financial support provided or contractually required to be provided to any of their portfolio companies. During the six months ended June 30, 2025 and June 30, 2024, the consolidated funds did not provide any financial support to portfolio companies.

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2025
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

	As of
	June 30, 2025	December 31, 2024
Due from affiliates:
Payments made on behalf of unconsolidated entities	$364	$227
Total due from affiliates	$364	$227
Due to affiliates:
Amounts due to unconsolidated entities	$—	$200
Total due to affiliates	$—	$200
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
Incentive income earned from unconsolidated funds totaled $2.2 million and $117.5 million for the three and six months ended June 30, 2024, respectively.
Special Allocations
Certain executive officers of the Company receive special allocations based on a percentage of profits of the Oaktree Operating Group. These special allocations are made on a current basis for so long as the executive officers remain senior executives of the Company, with limited exceptions.
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
June 30, 2025
($ in thousands, except where noted)
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
For the three and six months ended June 30, 2025 and 2024, the Company incurred administrative services expense of $0.2 million and $0.4 million, respectively.

Investment in Oaktree Opportunities Fund XI

The Company has subscribed for a limited partner interest in, and made a capital commitment of, $750.0 million to Oaktree Opportunities Fund XI, L.P., a parallel investment vehicle thereof or a feeder fund in respect of one of the foregoing (such limited partner interest, the “Opps XI Investment” and such fund entities collectively, “Opps XI”). In order to make the Opps XI Investment, the Company’s sole Class A unitholder, or one of its affiliates, will contribute cash as a capital contribution (the “Opps XI Investment Cash”) as and to the extent required to satisfy the Company’s obligations to Opps XI. The Company will use the Opps XI Investment Cash solely to fund the Opps XI Investment and satisfy its obligations in respect of Opps XI and distributions from the Opps XI Investment are intended solely for the benefit of the Class A unitholder, subject to applicable law. The Company’s preferred unitholders should not rely on distributions received by the Company in respect of the Company’s Opps XI Investment for payment of dividends or redemption of the preferred units. For the six months ended June 30, 2025, the Company did not fund any of its capital commitment. As of June 30, 2025, the Company has funded in the aggregate $637.5 million of the $750.0 million of its capital commitment.

Investment in Oaktree Opportunities Fund XII

On May 22, 2023, the Company subscribed for a limited partner interest in, and made a capital commitment of, $750.0 million to Oaktree Opportunities Fund XII, L.P., a parallel investment vehicle thereof or a feeder fund in respect of one of the foregoing (such limited partner interest, the “Opps XII Investment” and such fund entities collectively, “Opps XII”). Subsequently, the Company made an additional commitment of $46.2 million. In order to make the Opps XII Investment, the Company’s sole Class A unitholder, or one of its affiliates, will contribute cash as a capital contribution (the “Opps XII Investment Cash”) as and to the extent required to satisfy the Company’s obligations to Opps XII. The Company will use the Opps XII Investment Cash solely to fund the Opps XII Investment and satisfy its obligations in respect of Opps XII and distributions from the Opps XII Investment are intended solely for the benefit of the Class A unitholder, subject to applicable law. The Company’s preferred unitholders should not rely on distributions received by the Company in respect of the Company’s Opps XII Investment for payment of distributions on or redemption of the preferred units. For the six months ended June 30, 2025, the Company funded $119.4 million of its capital commitment. As of June 30, 2025, the Company has funded in the aggregate $218.9 million of the $796.2 million of its capital commitment.

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
June 30, 2025
($ in thousands, except where noted)
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

As of June 30, 2025, the carrying value of NTR included in corporate investments was $304.1 million.

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

SPV Credit Facility

In March 2024, BOH transferred a portion of its indirect interest in Opps XI to newly formed special purpose subsidiary (“SPV I”) and pledged its ownership interest in SPV I as collateral for a non-recourse credit facility of an affiliate. In June 2024, BOH transferred an additional portion of its indirect interest in Opps XI to a newly formed special purpose subsidiary (“SPV II”) and pledged its ownership interest in SPV II as collateral for a second non-recourse credit facility of the affiliate. Subsequently, in June 2025, BOH transferred a portion of its indirect interest in Opps XII to a newly formed special purpose subsidiary (“SPV III”) and pledged its ownership interest in SPV III as collateral to upsize the non-recourse credit facility originally closed in March 2024. While the outstanding borrowings on the facilities are the obligations of the affiliate, the co-borrowers, including SPV I, SPV II and SPV III, have joint and several liability under the credit facilities in the event of default and are required to comply with certain covenants. As of June 30, 2025, BOH’s potential exposure under these arrangements is limited to the carrying value of its pledged interests in SPV I, SPV II and SPV III of $183.5 million, $188.7 million and $102.0 million, respectively.
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
16. SUBSEQUENT EVENTS
Class A Unit Distribution
    A distribution of $0.28 per Class A unit was paid on August 8, 2025 to holders of record at the close of business on August 1, 2025.
Preferred Unit Distributions
    A distribution of $0.414063 per Series A preferred unit will be paid on September 15, 2025 to Series A preferred unitholders of record at the close of business on September 1, 2025.

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2025
($ in thousands, except where noted)
    A distribution of $0.409375 per Series B preferred unit will be paid on September 15, 2025 to Series B preferred unitholders of record at the close of business on September 1, 2025.

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
Business Overview
Brookfield Oaktree Holdings, LLC holds Credit, Real Estate and Equity investments managed by leading alternative asset management firms Oaktree Capital Management, L.P. and Brookfield Asset Management Ltd. The Company both directly invests in funds and has indirect exposure through its equity method investment in Oaktree Capital I, L.P. (“Oaktree Capital I”), which as of June 30, 2025, represented an approximately 74% economic interest in Oaktree Capital I, which holds a majority of Oaktree’s investments in its funds.
Brookfield Oaktree Holdings, LLC is a Delaware limited liability company that was formed on April 13, 2007 under the name Oaktree Capital Group, LLC. The Company’s ownership and operational structure through June 30, 2025 are the result of certain mergers and restructurings. The Company’s holdings and operations currently primarily represent (i) limited partner investments in certain of Oaktree’s flagship opportunistic credit funds, (ii) its equity method investment in Oaktree Capital I, which as of June 30, 2025, represented an approximately 74% economic interest in Oaktree Capital I, which holds a majority of Oaktree’s investments in its funds, and (iii) an indirect ownership interest in Brookfield Real Estate Income Trust Inc. (“Brookfield REIT”). The Company is the issuer of the Series A and Series B preferred units listed on the NYSE.
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
Historically, we had the potential to earn incentive income from many of the closed-end funds and certain evergreen funds managed by Oaktree in Oaktree Capital I’s capacity as the general partner of those funds. These closed-end funds generally provided that we received incentive income only after we had returned to Oaktree’s investors all of their contributed capital plus an annual preferred return, typically 8%. Once this occurred, we generally received as incentive income 80% of all distributions otherwise attributable to Oaktree’s investors, and those investors received the remaining 20% until we had received, as incentive income, 20% of all such distributions in excess of the contributed capital from the inception of the fund. Thereafter, all such future distributions attributable to Oaktree’s investors were distributed 80% to those investors and 20% to us as incentive income. As a result of the 2022 Restructuring, we were generally only entitled to earn one-third of the incentive income attributable to Oaktree Capital I in respect of Oaktree’s closed-end funds established in 2022 or later and in respect of incentive income from Oaktree’s evergreen funds earned subsequent to January 1, 2023. We were generally earning 100% of the incentive income attributable to Oaktree Capital I in respect of Oaktree’s closed-end funds established prior to 2022. Subsequent to the 2024 Restructuring, the Company no longer earns incentive income as a result of the deconsolidation of Oaktree Capital I. Rather the economics resulting from Oaktree Capital I’s right to earn incentive income are reflected in the Company’s results through investment income earned from the Company’s equity method investment in Oaktree Capital I, which as of June 30, 2025, represented an approximately 74% interest in Oaktree Capital I.
We earn revenue from investment income, which represents our pro-rata share of income or loss from our investments. Historically, investment income was generally from Oaktree Capital I’s capacity as general partner in Oaktree funds and as an investor in Oaktree’s CLOs and third-party managed funds and companies. Subsequent to the 2024 Restructuring, we no longer earn investment income from the direct fund-related holdings of Oaktree Capital I. Rather the economics resulting from Oaktree Capital I’s investments are reflected in the Company’s investment income earned from the Company’s equity method investment in Oaktree Capital I, which as of June 30, 2025, represented an approximately 74% interest in Oaktree Capital I.
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
•Net Income Attributable to Non-controlling Interests in Consolidated Funds. This category represents the economic interests of the unaffiliated investors in the consolidated funds. The net income of these interests is primarily driven by the investment performance of the consolidated funds. In comparison to net income, this measure excludes our operating results and other items solely attributable to the Company. Following the 2024 Restructuring, with the deconsolidation of Oaktree Capital I, we no longer reflect the economic interest owned by other investors in the funds consolidated by Oaktree Capital I as noncontrolling interests; and,

•Net Income Attributable to Non-controlling Interests in Consolidated Subsidiaries. This category primarily represents the economic interest in the Oaktree Operating Group owned by OCGH and OEP (“OCGH and other non-controlling interest”), as well as the economic interest in certain consolidated subsidiaries held by third parties. Subsequent to the 2022 Restructuring, this category included only the OCGH and other non-controlling interest in Oaktree Capital I. The OCGH and other non-controlling interest was determined at the Oaktree Operating Group level based on the weighted average proportionate share of Oaktree Operating Group units held by OCGH and other unitholders. Inasmuch as the number of outstanding Oaktree Operating Group units corresponded with the total number of outstanding Class A, OCGH and OEP units, changes in the economic interest held by the OCGH and other unitholders were driven by additional issuances of our Class A units and driven by additional issuances of OCGH and OEP units, as well as repurchases and forfeitures of, and exchanges between, Class A, OCGH and OEP units. Certain of our expenses, such as income tax and related administrative expenses of BOH and the holding companies through which we hold interests in Oaktree Capital I, were solely attributable to the Class A unitholders. Please see note 10 to our condensed consolidated financial statements included elsewhere in this quarterly report for additional information on the economic interest in the Oaktree Operating Group owned by OCGH. Subsequent to the 2024 Restructuring, we no longer reflect the economic interest owned by OCGH and OEP as noncontrolling interests.
Net Income Attributable to Preferred Unitholders
This category represents distributions declared, if any, on our preferred units. Please see note 10 to our condensed consolidated financial statements for more information.

GAAP Consolidated Results of Operations
The following table sets forth our unaudited condensed consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands, except per unit data)
Revenues:
Interest and dividend income	$112,336	$136,392	$260,700	$257,776
Incentive income	—	2,200	—	117,529
Investment income (loss)	8,703	16,514	3,785	34,754
Total revenues	121,039	155,106	264,485	410,059
Expenses:
Compensation and benefits	(365)	(272)	(533)	(471)
Incentive income compensation	—	4,152	—	(22,168)
General and administrative	(1,352)	1,075	(2,205)	(2,314)
Consolidated fund expenses	(22,529)	(24,086)	(49,265)	(44,661)
Interest expense	(18,200)	(28,940)	(52,327)	(51,155)
Total expenses	(42,446)	(48,071)	(104,330)	(120,769)
Other income (loss):
Net realized gain on consolidated funds’ investments	560	54,857	75,137	3,081
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	(12,495)	(22,295)	(140,344)	95,179
Total other income (loss)	(11,935)	32,562	(65,207)	98,260
Income before income taxes	66,658	139,597	94,948	387,550
Income taxes	—	—	—	—
Net income	66,658	139,597	94,948	387,550
Less:
Net (income) loss attributable to non-controlling interests in consolidated funds	(45,078)	(85,857)	(76,613)	(197,467)
Net (income) loss attributable to non-controlling interests in consolidated subsidiaries	(17)	(8,937)	(1,771)	(61,665)
Net income attributable to Brookfield Oaktree Holdings, LLC	21,563	44,803	16,564	128,418
Net income attributable to preferred unitholders	(6,829)	(6,829)	(13,658)	(13,658)
Net income (loss) attributable to Brookfield Oaktree Holdings, LLC Class A unitholders	$14,734	$37,974	$2,906	$114,760

Distributions declared per Class A unit	$0.83	$1.26	$1.58	$1.40
Net income (loss) per Class A unit (basic and diluted):
Net income (loss) per Class A unit	$0.12	$0.33	$0.02	$1.02
Weighted average number of Class A units outstanding	118,670	115,821	117,528	112,510

Second Quarter Ended June 30, 2025 Compared to the Second Quarter Ended June 30, 2024
Revenues
Interest and Dividend Income
Interest and dividend income decreased $24.1 million, or 17.7%, to $112.3 million for the second quarter of 2025, from $136.4 million for the second quarter of 2024. The decrease was primarily attributable to the deconsolidation of Oaktree Capital I as a result of the 2024 Restructuring, partially offset by increased income from our investments in Opps XII.
Incentive Income
Subsequent to the 2024 Restructuring, we no longer earn incentive income due to the deconsolidation of Oaktree Capital I.
Investment Income
Investment income decreased $7.8 million, or 47.3%, to $8.7 million for the second quarter of 2025, from $16.5 million for the second quarter of 2024, primarily due to foreign exchange hedging losses on foreign equity fund investments related to the Company’s interest in Oaktree Capital I.
Expenses
Incentive Income Compensation
Subsequent to the 2024 Restructuring, we no longer incur incentive income compensation expense due to the deconsolidation of Oaktree Capital I.
General and Administrative
General and administrative expense increased $2.5 million, or 227.3%, to $1.4 million for the second quarter of 2025, compared to an expense reversal of $1.1 million for the second quarter of 2024, primarily due to a foreign exchange gain from Oaktree Capital I included in prior year.

Consolidated Fund Expenses
Consolidated fund expenses decreased $1.6 million, or 6.6%, to $22.5 million for the second quarter of 2025, from $24.1 million for the second quarter of 2024. The decrease is primarily due to the deconsolidation of Oaktree Capital I’s consolidated funds following the 2024 Restructuring, partially offset by higher general costs incurred by Opps XII.
Interest Expense
Interest expense decreased $10.7 million, or 37.0%, to $18.2 million for the second quarter of 2025, from $28.9 million for the second quarter of 2024, primarily due to the deconsolidation of Oaktree Capital I and its consolidated funds as a result of the 2024 Restructuring.
Other Income (Loss)
Net Realized Gain (Loss) on Consolidated Funds’ Investments
Net realized gain on consolidated funds’ investments decreased $54.3 million, from a net gain of $54.9 million for the second quarter of 2024 to $0.6 million for the second quarter of 2025. The net realized gain during the second quarter of 2025 reflects our consolidated funds’ performance on investments sold and the decrease is primarily due to Opps XI.
Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments increased $9.8 million, to a loss of $12.5 million for the second quarter of 2025, from a loss of $22.3 million for the second quarter of 2024. Excluding the impact of the reversal of net realized gain (loss) on consolidated funds’ investments, the net change in unrealized appreciation (depreciation) on consolidated funds’ investments decreased $44.5 million, to a net loss of $11.9 million for the second quarter of 2025, from a net gain of $32.6 million for the second quarter of 2024, primarily resulting from our investment in Opps XI.
Net Income Attributable to Non-controlling Interests in Consolidated Funds
Net income attributable to non-controlling interests in consolidated funds decreased $40.8 million, to $45.1 million for the second quarter of 2025, from $85.9 million for the second quarter of 2024. The decrease reflected our consolidated funds’ performance attributable to third-party investors in each period. These effects are described in more detail under “—Other Income (Loss)” above.
Net Income Attributable to Brookfield Oaktree Holdings, LLC Class A Unitholders
Net income attributable to Brookfield Oaktree Holdings, LLC Class A unitholders decreased $23.3 million, or 61.3%, to $14.7 million for the second quarter of 2025, from $38.0 million for the second quarter of 2024, primarily reflecting unrealized investment losses. These effects are described in more detail under “— Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investment” above.

Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024
Revenues
Interest and Dividend Income
Interest and dividend income increased $2.9 million, or 1.1%, to $260.7 million for the first six months of 2025, from $257.8 million for the first six months of 2024. The increase was primarily attributable to higher income from our investments in Opps XII, partially offset by the deconsolidation of Oaktree Capital I as a result of the 2024 Restructuring.
Incentive Income
Subsequent to the 2024 Restructuring, we no longer earn incentive income due to the deconsolidation of Oaktree Capital I.
Investment Income
Investment income decreased $31.0 million, or 89.1%, to $3.8 million for the first six months of 2025, from $34.8 million for the first six months of 2024, primarily due to decreases in the values of certain publicly-traded equity investments held by Oaktree Capital I.
Expenses
Incentive Income Compensation
Subsequent to the 2024 Restructuring, we no longer incur incentive income compensation expense due to the deconsolidation of Oaktree Capital I.
General and Administrative
General and administrative expense decreased $0.1 million, or 4.3%, to $2.2 million for the first six months of 2025, from $2.3 million for the first six months of 2024, primarily reflecting the deconsolidation of Oaktree Capital I subsequent to the 2024 Restructuring.
Consolidated Fund Expenses
Consolidated fund expenses increased $4.6 million, or 10.3%, to $49.3 million for the first six months of 2025, from $44.7 million for the first six months of 2024. The increase is primarily due to higher general costs incurred by Opps XII, partially offset by the deconsolidation of Oaktree Capital I’s consolidated funds following the 2024 Restructuring.
Interest Expense
Interest expense increased $1.1 million, or 2.1%, to $52.3 million for the first six months of 2025, from $51.2 million for the first six months of 2024. The increase is primarily driven by an increase in interest incurred by Opps XII due to higher debt balance, partially offset by the deconsolidation of Oaktree Capital I and its consolidated funds as a result of the 2024 Restructuring.
Other Income (Loss)
Net Realized Gain (Loss) on Consolidated Funds’ Investments
Net realized gain on consolidated funds’ investments increased $72.0 million, from a net gain of $3.1 million for the first six months of 2024 to $75.1 million for the first six months of 2025. The net realized gain during the first six months of 2025 reflects our consolidated funds’ performance on investments sold and the increase is primarily due to Opps XI and Opps XII.
Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments decreased $235.5 million, to a depreciation of $140.3 million for the first six months of 2025, from an appreciation of $95.2 million for the first six months of 2024. Excluding the impact of the reversal of net realized gain (loss) on consolidated funds’ investments, the net change in unrealized appreciation (depreciation) on consolidated funds’ investments decreased

$163.5 million, to a net loss of $65.2 million for the first six months of 2025, from a net gain of $98.3 million for the first six months of 2024, primarily resulting from our investment in Opps XI.
Net Income Attributable to Non-controlling Interests in Consolidated Funds
Net income attributable to non-controlling interests in consolidated funds decreased $120.9 million, to $76.6 million for the first six months of 2025, from $197.5 million for the first six months of 2024. The decrease reflected our consolidated funds’ performance attributable to third-party investors in each period. These effects are described in more detail under “—Other Income (Loss)” above.
Net Income Attributable to Brookfield Oaktree Holdings, LLC Class A Unitholders
Net income (loss) attributable to Brookfield Oaktree Holdings, LLC Class A unitholders decreased $111.9 million, or 97.5%, to $2.9 million for the first six months of 2025, from $114.8 million for the first six months of 2024, primarily reflecting unrealized investment losses. These effects are described in more detail under “— Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investment” above.

GAAP Statement of Financial Condition (Unaudited)
We manage our financial condition without the consolidation of the Oaktree funds. Since Oaktree’s founding, Oaktree and, by extension, we have managed our financial condition in a way that builds our capital base and maintains sufficient liquidity for known and anticipated uses of cash.
The following table presents our unaudited condensed consolidating statement of financial condition:

	As of June 30, 2025
	Oaktree and Operating Subsidiaries	Consolidated Funds	Eliminations	Consolidated
	(in thousands)
Assets:
Cash and cash-equivalents	$15,207	$—	$—	$15,207
Corporate investments	2,128,719	—	(811,608)	1,317,111
Receivables and other assets	31,720	—	—	31,720
Assets of consolidated funds	—	5,090,761	—	5,090,761
Total assets	$2,175,646	$5,090,761	$(811,608)	$6,454,799
Liabilities and Capital:
Liabilities:
Accounts payable and accrued expenses	$454	$—	$—	$454
Liabilities of consolidated funds	—	1,174,614	—	1,174,614
Total liabilities	454	1,174,614	—	1,175,068
Non-controlling redeemable interests in consolidated funds	—	—	3,104,539	3,104,539
Capital:
Capital attributable to BOH preferred unitholders	400,584	—	—	400,584
Capital attributable to BOH Class A unitholders	1,765,072	811,608	(811,608)	1,765,072
Non-controlling interest in consolidated subsidiaries	9,536	—	—	9,536
Non-controlling interest in consolidated funds	—	3,104,539	(3,104,539)	—
Total capital	2,175,192	3,916,147	(3,916,147)	2,175,192
Total liabilities and capital	$2,175,646	$5,090,761	$(811,608)	$6,454,799

Corporate Investments

	As of
	June 30, 2025	March 31, 2025	June 30, 2024
	(in thousands)
Oaktree funds:
Credit	$817,281	$802,477	$1,925,544
Private Equity	—	—	235,577
Real Estate	304,063	299,905	384,192
Listed Equities	—	—	30,416
Non-Oaktree	—	—	27,725
Total corporate investments – Before equity-method investment in Oaktree Capital I	1,121,344	1,102,382	2,603,454
Equity-method Investment in Oaktree Capital I	1,007,375	1,109,723	—
Total corporate investments – Oaktree and operating subsidiaries	2,128,719	2,212,105	2,603,454
Eliminations	(811,608)	(795,400)	(1,159,958)
Total corporate investments – Consolidated	$1,317,111	$1,416,705	$1,443,496

Liquidity and Capital Resources

We manage our liquidity and capital requirements by focusing on our cash flows before the consolidation of Oaktree funds and the effect of normal changes in short-term assets and liabilities. Prior to the 2024 Restructuring, our primary cash flow activities on an unconsolidated basis involved (a) generating cash flow from operations, (b) generating realized income and return of principal from investment activities, including strategic investments in certain third parties, (c) funding capital commitments that we have made to Oaktree funds, (d) funding our growth initiatives, (e) distributing cash flow to our Class A unitholders and to OCGH and OEP, (f) borrowings, interest payments and repayments under credit agreements, our senior notes and other borrowing arrangements, and (g) issuances of, and distributions made on, our preferred units. Subsequent to the 2024 Restructuring, our primary cash flow activities on an unconsolidated basis involve (a) generating realized income and return of principal from investment activities, (b) funding capital commitments that we have made to Oaktree funds, (c) distributing cash flow to our Class A unitholders, (d) issuances of, and distributions made on, our preferred units, and (e) equity contribution from the investors of the Company to fulfill certain contractual capital commitments to its subsidiaries. As of June 30, 2025, the Company on an unconsolidated basis had $15.2 million of cash and cash equivalents.

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
We have subscribed for a limited partner interest in, and made a capital commitment of, $750 million to Oaktree Opportunities Fund XI, L.P., a parallel investment vehicle thereof or a feeder fund in respect of one of the foregoing (such limited partner interest, the “Opps XI Investment” and such fund entities collectively, “Opps XI”). In order to fund the Opps XI Investment, our sole Class A unitholder, or one of its affiliates, will contribute cash as a capital contribution (the “Opps XI Investment Cash”) as and to the extent required to satisfy our obligations to Opps XI. We will use the Opps XI Investment Cash solely to fund the Opps XI Investment and satisfy our obligations in respect of Opps XI. Distributions from the Opps XI Investment are intended for the benefit of the Class A unitholder, subject to applicable law. Our preferred unitholders should not rely on distributions received by us in respect of the Company’s Opps XI Investment for payment of distributions on or redemption of the preferred units. As of June 30, 2025, $637.5 million of the $750.0 million capital commitment was funded. $372.2 million of the investment interest was pledged as collateral for two non-recourse credit facilities of an affiliate. The potential exposure is limited to the pledged interests.
We have subscribed for a limited partner interest in, and made a capital commitment of, $796.2 million to Oaktree Opportunities Fund XII, L.P., a parallel investment vehicle thereof or a feeder fund in respect of one of the foregoing (such limited partner interest, the “Opps XII Investment” and such fund entities collectively, “Opps XII”). In order to fund the Opps XII Investment, our sole Class A unitholder, or one of its affiliates, will contribute cash as a capital contribution (the “Opps XII Investment Cash”) as and to the extent required to satisfy our obligations to Opps XII. We will use the Opps XII Investment Cash solely to fund the Opps XII Investment and satisfy our obligations in respect of Opps XII. Distributions from the Opps XII Investment are intended for the benefit of the Class A unitholder, subject to applicable law. Our preferred unitholders should not rely on distributions received by us in respect of the Company’s Opps XII Investment for payment of distributions on or redemption of the preferred units. As of June 30, 2025, the Company has funded in the aggregate $218.9 million of the $796.2 million capital commitment. $102.0 million of the investment interest was pledged as collateral for one non-recourse credit facilities of an affiliate. The potential exposure is limited to the pledged interests.
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
As of June 30, 2025, the carrying value of the REIT Entities included in corporate investments was $304.1 million.
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
Significant amounts from our condensed consolidated statements of cash flows for the six months ended June 30, 2025 and 2024 are discussed below.
Operating Activities
Operating activities provided $540.0 million and used $771.2 million of cash for the first six months of 2025 and 2024, respectively. These amounts principally reflected net income (loss), purchases of securities, net of non-

cash adjustments, and net realized and unrealized (gain) loss from consolidated fund investments in each of the respective periods as well as net purchases of securities of the consolidated funds.
Investing Activities
Investing activities provided $49.4 million and used $80.5 million of cash for the first six months of 2025 and 2024, respectively. Net activity from purchases, maturities and sales of U.S. Treasury and other securities included net purchases of $0.0 million and $250.0 million for the first six months of 2025 and 2024. Corporate investments in funds and companies were of $0.0 million and $34.9 million for the first six months of 2025 and 2024, respectively. Distributions and proceeds from corporate investments in funds and companies were of $49.4 million and $124.5 million for the first six months of 2025 and 2024, respectively.
Financing Activities
Financing activities used $751.4 million and provided $1.0 billion of cash for the first six months of 2025 and 2024, respectively, and included: (a) net distributions to non-controlling interests of $41.2 million and net contributions from non-controlling interests of $10.9 million; (b) distributions to unitholders of $355.0 million and $248.6 million; (c) net capital contributions of $119.4 million and net capital distributions of $0.3 million; and (d) payments of debt issuance costs of $0.0 million and $3.4 million. Additionally, the first six months of 2025 and 2024 included borrowings of $545.6 million and $2.2 billion, respectively, and $1.0 billion and $907.7 million of repayments, respectively, related to consolidated funds.
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
Contractual Obligations, Commitments and Contingencies
In the ordinary course of business, we and our consolidated funds enter into contractual arrangements that may require future cash payments. The following table sets forth information related to anticipated future cash payments as of June 30, 2025:

	Remainder of 2025	2026-2027	2028-2029	Thereafter	Total
	(in thousands)
Oaktree and Operating Subsidiaries:
BOH limited partner commitments to Oaktree funds (1)	$689,758	$—	$—	$—	$689,758
Subtotal	$689,758	$—	$—	$—	$689,758
Consolidated Funds:
Debt obligations payable	$326,951	$671,160	$—	$—	$998,111
Interest obligations on debt (2)	22,792	18,847	—	—	41,639
Total	$1,039,501	$690,007	$—	$—	$1,729,508

(1)    These obligations represent commitments by us to provide limited partner capital funding to our funds. These amounts are generally due on demand and are therefore presented in the 2025 column. Capital commitments are generally expected to be called over a period of several years.
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
Our predominant exposure to market risk is related to our investments in Oaktree funds and Brookfield REIT and our economic interest in Oaktree Capital I, which holds a general partner interest in certain Oaktree funds. The fair value of the financial assets and liabilities held by the funds, in which we are invested and Brookfield REIT may fluctuate in response to changes in, among many factors, the fair value of securities, foreign-exchange rates, commodities prices and interest rates.
Price Risk
Impact on Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
As of June 30, 2025, we had investments, at fair value of $4.7 billion related to our consolidated funds. We estimate that a 10% decline in market values would result in a decrease in unrealized appreciation (depreciation) on the consolidated funds’ investments of $466.3 million. Of this decline, approximately $95.8 million would impact net income attributable to BOH Class A unitholders, with the remainder attributable to non-controlling interests. The magnitude of the impact on net income is largely affected by the percentage of our equity ownership interest.
Impact on Investment Income
Investment income or loss arises from our pro-rata share of income or loss from our investments. This income is directly affected by changes in market risk factors. Based on investments held by our equity method investments as of June 30, 2025, a 10% decline in fair values of the investments held by Oaktree Capital I and Brookfield REIT would result in a $159.3 million decrease in the amount of investment income. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the timing of fund flows or the timing of new investments or realizations.
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
Interest-rate Risk
As of June 30, 2025, the Company prior to consolidation of funds had no debt obligations outstanding.
Our consolidated funds have debt obligations, most of which accrue interest at variable rates. Changes in these rates would affect the amount of interest payments that our funds would have to make, impacting future earnings and cash flows. As of June 30, 2025, the consolidated funds had $1.0 billion of principal or par value, as applicable, outstanding under these debt obligations. We estimate that interest expense relating to variable-rate debt would increase on an annualized basis by $10.0 million in the event interest rates were to increase by 100 basis points.
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
Date: August 13, 2025

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

10.1	Eighth Amended and Restated Limited Partnership Agreement of Oaktree Capital I, L.P. dated as of June 25, 2025. †

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. ††

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. ††

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

† Filed herewith
†† Furnished herewith