Form 10-Q
period 2025-09-30
Brookfield Oaktree Holdings, LLC
filed 2025-11-12
CIK 1403528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
FORM 10-Q
________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of November 12, 2025, there were 118,832,320 Class A units and 41,758,979 Class B units of the registrant outstanding.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect our current views with respect to, among other things, our future results of operations and financial performance. In some cases, you can identify forward-looking statements by words such as “anticipate,” “approximately,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “seek,” “should,” “will” and “would” or the negative version of these words or other comparable or similar words. These statements identify prospective information including, without limitation, statements with respect to the recently announced transaction whereby Brookfield will acquire the approximately 26% interest in Oaktree that it does not already own, subject to regulatory approvals and customary closing conditions. Important factors could cause actual results to differ, possibly materially, from those indicated in these statements. Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Such forward-looking statements are subject to risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Brookfield Oaktree Holdings, LLC
Condensed Consolidated Statements of Financial Condition (Unaudited)
($ in thousands)

	As of
	September 30, 2025	December 31, 2024
Assets
Cash and cash-equivalents	$8,587	$22,303
Corporate investments (includes $306,687 and $307,825 measured at fair value as of September 30, 2025 and December 31, 2024, respectively)	1,330,524	1,520,260
Due from affiliates	552	227
Other assets	31,526	16,728
Assets of consolidated funds:
Cash and cash-equivalents	281,785	427,548
Investments, at fair value	4,847,399	4,946,862
Dividends and interest receivable	23,076	34,127
Receivable for securities sold	24,094	22,688
Derivative assets, at fair value	44,051	33,349
Other assets, net	38,403	49,340
Total assets	$6,629,997	$7,073,432
Liabilities and Unitholders’ Capital
Liabilities:
Accrued compensation expense	$232	$300
Accounts payable, accrued expenses and other liabilities	358	648
Due to affiliates	—	200
Liabilities of consolidated funds:
Accounts payable, accrued expenses and other liabilities	24,362	12,981
Payables for securities purchased	78,816	102,607
Derivative liabilities, at fair value	70,865	13,385
Distributions payable	68	68
Debt obligations of the consolidated funds	1,170,611	1,472,795
Total liabilities	1,345,312	1,602,984
Commitments and contingencies (Note 13)
Non-controlling redeemable interests in consolidated funds	3,103,747	3,069,084
Unitholders’ capital:
Series A preferred units, 7,200,000 units issued and outstanding as of September 30, 2025 and December 31, 2024	173,669	173,669
Series B preferred units, 9,400,000 units issued and outstanding as of September 30, 2025 and December 31, 2024	226,915	226,915
Class A units, no par value, unlimited units authorized, 118,832,320 and 116,373,234 units issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Class B units, no par value, unlimited units authorized, 41,758,979 and 43,822,210 units issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Paid-in capital	1,795,825	1,663,384
Retained earnings (accumulated deficit)	(24,984)	329,631
Unitholders’ capital attributable to Brookfield Oaktree Holdings, LLC	2,171,425	2,393,599
Non-controlling interests in consolidated subsidiaries	9,513	7,765
Total unitholders’ capital	2,180,938	2,401,364
Total liabilities and unitholders’ capital	$6,629,997	$7,073,432
Please see accompanying notes to condensed consolidated financial statements.

Brookfield Oaktree Holdings, LLC
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per unit amounts)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenues:
Interest and dividend income	$121,035	$115,041	$381,735	$372,817
Incentive income	—	—	—	117,529
Investment income	39,321	25,279	43,106	60,033
Total revenues	160,356	140,320	424,841	550,379
Expenses:
Compensation and benefits	(275)	(266)	(808)	(737)
Incentive income compensation	—	—	—	(22,168)
General and administrative	(458)	(398)	(2,663)	(2,712)
Consolidated fund expenses	(16,234)	(19,642)	(65,499)	(64,303)
Interest expense	(16,896)	(21,630)	(69,223)	(72,785)
Total expenses	(33,863)	(41,936)	(138,193)	(162,705)
Other income (loss):
Net realized gain on consolidated funds’ investments	31,278	32,533	106,415	35,614
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	23,383	52,467	(116,961)	147,646
Total other income (loss)	54,661	85,000	(10,546)	183,260
Income before income taxes	181,154	183,384	276,102	570,934
Income taxes	—	—	—	—
Net income	181,154	183,384	276,102	570,934
Less:
Net (income) loss attributable to non-controlling interests in consolidated funds	(114,644)	(139,377)	(191,257)	(336,844)
Net (income) loss attributable to non-controlling interests in consolidated subsidiaries	23	(416)	(1,748)	(62,081)
Net income attributable to Brookfield Oaktree Holdings, LLC	66,533	43,591	83,097	172,009
Net income attributable to preferred unitholders	(6,829)	(6,829)	(20,487)	(20,487)
Net income attributable to Brookfield Oaktree Holdings, LLC Class A unitholders	$59,704	$36,762	$62,610	$151,522

Distributions declared per Class A unit	$0.28	$0.65	$1.86	$2.05
Net income per Class A unit (basic and diluted):
Net income per Class A unit	$0.50	$0.33	$0.53	$1.38
Weighted average number of Class A units outstanding	118,832	112,694	117,968	110,091

Please see accompanying notes to condensed consolidated financial statements.

Brookfield Oaktree Holdings, LLC
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Net income	$181,154	$183,384	$276,102	$570,934
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	—	—	(1,501)
Other comprehensive loss, net of tax	—	—	—	(1,501)
Total comprehensive income	181,154	183,384	276,102	569,433
Less:
Comprehensive income attributable to non-controlling interests in consolidated funds	(114,644)	(139,377)	(191,257)	(336,844)
Comprehensive (income) loss attributable to non-controlling interests in consolidated subsidiaries	23	(416)	(1,748)	(61,606)
Comprehensive income attributable to BOH	66,533	43,591	83,097	170,983
Comprehensive income attributable to preferred unitholders	(6,829)	(6,829)	(20,487)	(20,487)
Comprehensive income attributable to BOH Class A unitholders	$59,704	$36,762	$62,610	$150,496

Please see accompanying notes to condensed consolidated financial statements.

Brookfield Oaktree Holdings, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$276,102	$570,934
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income	(43,106)	(60,033)
Net realized and unrealized (gain) loss from consolidated funds’ investments	10,546	(183,260)
Accretion of original issue and market discount of consolidated funds’ investments, net	(43,869)	(52,021)
Income distributions from corporate investments in funds and companies	171,867	68,390
Other non-cash items	—	3,450
Cash flows due to changes in operating assets and liabilities:
Increase in other assets	(14,798)	(5,820)
(Increase) decrease in net due from affiliates	(525)	209,317
Decrease in accrued compensation expense	(68)	(91,953)
Decrease in accounts payable, accrued expenses and other liabilities	(292)	(465)
Cash flows due to changes in operating assets and liabilities of consolidated funds:
Decrease (increase) in dividends and interest receivable	11,051	(8,723)
Decrease (increase) in receivables for investments sold	(1,406)	30,707
Decrease in other assets	10,938	42,660
(Decrease) increase in accounts payable, accrued expenses and other liabilities	11,380	(31,739)
(Decrease) increase in payables for investments purchased	(23,791)	118,789
Purchases of investments	(1,779,534)	(3,134,754)
Proceeds from maturities and sales of investments	1,959,168	2,015,917
Net cash provided (used) in operating activities	543,663	(508,604)
Cash flows from investing activities:
Purchases of U.S. Treasury and other securities	—	(250,000)
Proceeds from maturities and sales of U.S. Treasury and other securities	—	80,000
Corporate investments in funds and companies	—	(36,756)
Distributions and proceeds from corporate investments in funds and companies	65,081	162,490
Net cash provided (used) by investing activities	65,081	(44,266)

(continued)

Please see accompanying notes to condensed consolidated financial statements.

Brookfield Oaktree Holdings, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) — (Continued)
(in thousands)

	Nine months ended September 30,
	2025	2024
Cash flows from financing activities:
Capital contributions	$119,433	$37,229
Distributions to Class A unitholders	(408,324)	(211,591)
Distributions to OCGH unitholders	—	(82,212)
Distributions to preferred unitholders	(20,487)	(20,487)
Cash flows from financing activities of consolidated funds:
Contributions from non-controlling interests	633,232	271,806
Distributions to non-controlling interests	(789,826)	(399,650)
Payment of debt issuance costs	—	(3,378)
Borrowings on credit facilities	963,095	2,187,422
Repayments on credit facilities	(1,265,278)	(907,670)
Net cash (used) provided by financing activities	(768,155)	871,469
Effect of exchange rate changes on cash	(68)	(8,830)
Net increase (decrease) in cash and cash-equivalents	(159,479)	309,769
Deconsolidation due to restructuring	—	(8,805)
Initial consolidation (deconsolidation) of funds	—	(108,345)
Cash and cash-equivalents, beginning balance	449,851	336,679
Cash and cash-equivalents, ending balance	$290,372	$529,298

Reconciliation of cash and cash-equivalents
Cash and cash-equivalents – Oaktree	$8,587	$20,841
Cash and cash-equivalents – consolidated funds	281,785	508,457
Total cash and cash-equivalents	$290,372	$529,298

Please see accompanying notes to condensed consolidated financial statements.

Brookfield Oaktree Holdings, LLC
Condensed Consolidated Statements of Changes in Unitholders’ Capital (Unaudited)
(in thousands)

	Brookfield Oaktree Holdings, LLC							Non-controlling Interests in Consolidated Subsidiaries	Total Unitholders’ Capital
	Class A Units	Class B Units	Series A Preferred Units	Series B Preferred Units	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)

Unitholders’ capital as of June 30, 2025	118,832	41,509	$173,669	$226,915	$1,782,817	$(17,745)	$—	$9,536	$2,175,192
Activity for the three months ended:
Net issuance of units	—	251	—	—	—	—	—	—	$—
Capital contributions	—	—	—	—	13,008	—	—	—	$13,008
Distributions declared	—	—	(2,981)	(3,848)	—	(66,943)	—	—	$(73,772)
Net income	—	—	2,981	3,848	—	59,704	—	(23)	$66,510
Unitholders’ capital as of September 30, 2025	118,832	41,760	$173,669	$226,915	$1,795,825	$(24,984)	$—	$9,513	$2,180,938

	Brookfield Oaktree Holdings, LLC							Non-controlling Interests in Consolidated Subsidiaries	Total Unitholders’ Capital
	Class A Units	Class B Units	Series A Preferred Units	Series B Preferred Units	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)

Unitholders’ capital as of December 31, 2024	116,373	43,823	$173,669	$226,915	$1,663,384	$329,631	$—	$7,765	$2,401,364
Activity for the nine months ended:
Net issuance of units	—	396	—	—	—	—	—	—	$—
Unit exchange	2,459	(2,459)	—	—	—	—	—	—	$—
Capital contributions	—	—	—	—	132,441	—	—	—	$132,441
Distributions declared	—	—	(8,943)	(11,544)	—	(417,225)	—	—	$(437,712)
Net income	—	—	8,943	11,544	—	62,610	—	1,748	$84,845
Unitholders’ capital as of September 30, 2025	118,832	41,760	$173,669	$226,915	$1,795,825	$(24,984)	$—	$9,513	$2,180,938

Please see accompanying notes to condensed consolidated financial statements.

Brookfield Oaktree Holdings, LLC
Condensed Consolidated Statements of Changes in Unitholders’ Capital (Unaudited)
(in thousands)

	Brookfield Oaktree Holdings, LLC							Non-controlling Interests in Consolidated Subsidiaries	Total Unitholders’ Capital
	Class A Units	Class B Units	Series A Preferred Units	Series B Preferred Units	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)

Unitholders’ capital as of June 30, 2024	116,373	43,757	$173,669	$226,915	$1,563,857	$325,039	$(14,122)	$291,477	$2,566,835
Activity for the three months ended:
Net issuance of units	—	15	—	—	—	—	—	—	—
Deconsolidation of Oaktree Capital I	—	—	—	—	—	—	14,122	(283,685)	(269,563)
Capital contributions	—	—	—	—	37,500	—	—	—	37,500
Distributions declared	—	—	(2,981)	(3,848)	—	(58,907)	—	—	(65,736)
Net income	—	—	2,981	3,848	—	36,762	—	416	44,007
Unitholders’ capital as of September 30, 2024	116,373	43,772	$173,669	$226,915	$1,601,357	$302,894	$—	$8,208	$2,313,043

	Brookfield Oaktree Holdings, LLC							Non-controlling Interests in Consolidated Subsidiaries	Total Unitholders’ Capital
	Class A Units	Class B Units	Series A Preferred Units	Series B Preferred Units	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)

Unitholders’ capital as of December 31, 2023	109,199	50,916	$173,669	$226,915	$1,529,909	$334,314	$(13,096)	$333,195	$2,584,906
Activity for the six months ended:
Deconsolidation of Oaktree Capital I	—	—	—	—	—	—	14,122	(283,685)	(269,563)
Net issuance of units	—	30	—	—	—	—	—	—	—
Unit exchange	7,174	(7,174)	—	—	—	—	—	—	—
Capital contributions	—	—	—	—	37,500	—	—	—	37,500
Equity reallocation between controlling and non-controlling interests	—	—	—	—	33,948	—	—	(34,219)	(271)
Distributions declared	—	—	(8,943)	(11,544)	—	(182,942)	—	(68,689)	(272,118)
Net income	—	—	8,943	11,544	—	151,522	—	62,081	234,090
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(1,026)	(475)	(1,501)
Unitholders’ capital as of September 30, 2024	116,373	43,772	$173,669	$226,915	$1,601,357	$302,894	$—	$8,208	$2,313,043

Please see accompanying notes to condensed consolidated financial statements.

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2025
($ in thousands, except where noted)

1. ORGANIZATION AND BASIS OF PRESENTATION
As used in these condensed consolidated financial statements:
“Oaktree” refers to the Oaktree Operating Group members and, where applicable, their respective subsidiaries and affiliates; and
the “Company” refers to Brookfield Oaktree Holdings, LLC and, where applicable, its subsidiaries and affiliates.
The Company holds Credit, Real Estate and Equity investments managed by leading alternative asset management firms Oaktree Capital Management, L.P. and Brookfield Asset Management Ltd. The Company both directly invests in funds and has indirect exposure through its equity method investment in Oaktree Capital I, L.P. (“Oaktree Capital I”), which as of September 30, 2025, represented an approximately 74% economic interest in Oaktree Capital I, which acts as or controls the general partner of certain Oaktree funds and which holds a majority of Oaktree’s investments in its funds.
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
The Company’s ownership and operational structure through September 30, 2025 were the result of (i) certain mergers with affiliates of Brookfield completed on September 30, 2019 (the “Mergers”) and the subsequent restructuring completed on October 1, 2019 in connection with the Mergers (the “2019 Restructuring”), (ii) the restructuring completed on November 30, 2022 in connection with an internal Oaktree reorganization to facilitate the separation of Brookfield’s capital business and asset management business (the “2022 Restructuring”) and (iii) the restructuring completed on July 1, 2024 in connection with an internal Oaktree reorganization which resulted in the change of the general partner of Oaktree Capital I, L.P. (“Oaktree Capital I”) from Brookfield OCM Holdings II, LLC, a subsidiary of the Company, to Oaktree Capital I GP, LLC, a newly formed subsidiary of Oaktree Capital Holdings, LLC (“OCH”) (the “2024 Restructuring”). See Part I, Item I included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 2, 2020 for more information regarding the Mergers and the 2019 Restructuring. See Item 1.01 of the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2022 for more information about the 2022 Restructuring. See Item 8.01 of the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2024 for more information about the 2024 Restructuring.
Following the above restructurings, the Company’s holdings and operations primarily represent (i) limited partner investments in certain of Oaktree’s flagship opportunistic funds, (ii) its equity method investment in Oaktree Capital I, which as of September 30, 2025, represented an approximately 74% economic interest in Oaktree Capital I, which holds a majority of Oaktree’s investments in its funds, and (iii) an indirect ownership interest in Brookfield Real Estate Income Trust Inc. (“Brookfield REIT”).
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
September 30, 2025
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
As a result of the 2024 Restructuring, the Company no longer consolidates the operations of Oaktree Capital I, but rather accounts for its approximately 74% interest in Oaktree Capital I as of September 30, 2025 under the equity method of accounting. The Company’s revenue is primarily the investment income earned from (i) limited partner investments in certain of Oaktree’s flagship opportunistic funds, (ii) an equity method investment in Oaktree Capital I, and (iii) an indirect ownership interest in Brookfield REIT.
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
September 30, 2025
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
September 30, 2025
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
September 30, 2025
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
September 30, 2025
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
September 30, 2025
($ in thousands, except where noted)
Cash and Cash-equivalents
Cash and cash-equivalents include demand deposit accounts, money market funds, and other short-term investments with maturities of three months or less at the date of acquisition.
At September 30, 2025 and December 31, 2024, the Company had cash balances with financial institutions in excess of Federal Deposit Insurance Corporation insured limits. The Company monitors the credit standing of these financial institutions.
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
September 30, 2025
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
September 30, 2025
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
September 30, 2025
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
September 30, 2025
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
September 30, 2025
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
September 30, 2025
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
September 30, 2025
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
September 30, 2025
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
Incentive income revenues by fund structure are set forth below.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Incentive Income
Closed-end	$—	$—	$—	$112,497
Evergreen	—	—	—	5,032
Total	$—	$—	$—	$117,529
Additionally, the Company earns investment income from the investments the Company makes in its investment in Oaktree Capital I, Oaktree funds, third-party funds and other companies. Revenues by investment types are set forth below.

	Three months ended September 30,		Nine months ended September 30,
Investment Income (Loss)	2025	2024	2025	2024

Equity-method investments:
Funds	$2,723	$3,847	$(797)	$27,398
Companies	36,598	21,432	43,903	20,972
Other investments, at fair value	—	—	—	11,663
Total investment income	$39,321	$25,279	$43,106	$60,033
4. VARIABLE INTEREST ENTITIES
The Company consolidates VIEs for which the Company is the primary beneficiary. VIEs include funds managed by Oaktree and CLOs for which Oaktree acts as collateral manager. The purpose of these VIEs is to provide investment opportunities for investors in exchange for management fees and, in certain cases, performance-based fees. While the investment strategies of the funds and CLOs differ by product, in general the fundamental risks of the funds and CLOs have similar characteristics, including loss of invested capital and reduction or absence of management and performance-based fees. As general partner or collateral manager, respectively, Oaktree generally considers itself the sponsor of the applicable fund or CLO. The Company does not provide performance guarantees and, other than capital commitments, has no financial obligation to provide funding to VIEs.
Consolidated VIEs
As of September 30, 2025 and December 31, 2024, the Company consolidated 2 VIEs through which interests are held in Oaktree Opportunities Fund XI, L.P. and Oaktree Opportunities Fund XII, L.P. as the Company was the primary beneficiary.
As of September 30, 2025, the assets and liabilities of the 2 consolidated VIEs amounted to $5.3 billion and $1.3 billion, respectively. The assets of these consolidated VIEs primarily consisted of investments in debt and equity securities. The assets of these VIEs may be used only to settle obligations of the same VIE. In addition, there

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2025
($ in thousands, except where noted)
is no recourse to the Company for the VIEs’ liabilities. As of September 30, 2025, the Company’s investments in consolidated VIEs had a carrying value of $0.8 billion, which represented its maximum risk of loss as of that date.
Unconsolidated VIEs
The Company held variable interests in certain VIEs in the form of direct equity interests that are not consolidated because it is not the primary beneficiary, inasmuch as its fee arrangements are considered at-market and it does not hold interests in those entities that are considered more than insignificant.
The carrying value of the Company’s investments in VIEs that were not consolidated are shown below.

	Carrying Value as of
	September 30, 2025	December 31, 2024

Corporate investments	$1,023,838	$1,212,435
Due from affiliates	552	227
Maximum exposure to loss	$1,024,390	$1,212,662
The Company continues to consolidate the respective vehicles through which interests are held in Oaktree Opportunities Fund XI, L.P. and Oaktree Opportunities Fund XII, L.P. as the Company remains the primary beneficiary.

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2025
($ in thousands, except where noted)
5. INVESTMENTS
Corporate Investments
Corporate investments consisted of the following:

	As of
Corporate Investments	September 30, 2025	December 31, 2024

Equity-method investments:
Funds	$312,458	$317,256
Companies	1,018,066	1,203,004
Total corporate investments	$1,330,524	$1,520,260
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
On June 27, 2023, the Company entered into a contribution agreement with Brookfield Corporate Treasury Ltd. and acquired the equity ownership in certain entities which beneficially own shares in Brookfield Real Estate Income Trust. The Company accounted for the acquired interests as equity method investments with fair value election. The fair value option has been elected to simplify the accounting for the investment in OCG NTR Holdings, LLC, a wholly owned subsidiary of the Company (“NTR”). Changes in the fair value and cash dividends received from the investment in NTR are included in investment income. During the nine months ended September 30, 2025 and 2024, the Company recognized an equity investment loss of $1.1 million and $13.1 million. Please refer to note 14 for the detailed description of the transaction.
Each reporting period, the Company evaluates each of its equity-method investments to determine if any are considered significant, as defined by the SEC. As of September 30, 2025, or for the nine months ended September 30, 2025, the Company determined Oaktree Capital I met the significance criteria. No other no individual equity method investment met the significance criteria.
Summarized financial information of Oaktree Capital I is set forth below.

	Three months ended September 30,		Nine months ended September 30,
Statements of Operations	2025	2024	2025	2024 (1)
Revenues / investment income	$78,389	$43,996	$169,618	$43,996
Interest expense	(16,274)	(9,527)	(40,628)	(9,527)
Other expenses	(5,638)	(4,504)	(36,762)	(4,504)
Net realized and unrealized gain (loss) on investments	3,599	10,357	1,076	10,357
Net income	$60,076	$40,322	$93,304	$40,322

(1) Amounts for the nine months ended September 30, 2024 are the same as those for the three months ended September 30, 2024, as Oaktree Capital I was accounted for as an equity method investment beginning in the third quarter of 2024.

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2025
($ in thousands, except where noted)

Summarized financial information of the Company’s remaining equity-method investments is set forth below.

	Three months ended September 30,		Nine months ended September 30,
Statements of Operations	2025	2024	2025	2024
Revenues / investment income	$44,533	$45,346	$131,424	$2,294,361
Interest expense	(15,040)	(18,957)	(44,391)	(327,379)
Other expenses	(32,518)	(66,862)	(96,340)	(649,763)
Net realized and unrealized gain (loss) on investments	4,683	34,475	19,888	1,902,040
Net income	$1,658	$(5,998)	$10,581	$3,219,259
For the three and nine months ended September 30, 2024, the equity investments presented in the table above include equity investments held by Oaktree Capital I, which was deconsolidated as of July 1, 2024.
Other Investments, at Fair Value
Other investments, at fair value consisted of (a) investments in certain Oaktree and non-Oaktree funds, (b) noninvestment grade debt securities, (c) equities received as part of our sponsorship of SPACs and (d) derivatives utilized to hedge the Company’s exposure to investment income earned from its funds.
The following table summarizes net gains (losses) attributable to the Company’s other investments at fair value:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Realized gain (loss)	$—	$—	$—	$9,504
Net change in unrealized gain (loss)	—	—	—	2,159
Total gain (loss)	$—	$—	$—	$11,663

Subsequent to the 2024 Restructuring, with the deconsolidation of Oaktree Capital I, the Company no longer holds any other investments at fair value.

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2025
($ in thousands, except where noted)
Investments of Consolidated Funds
Investments, at Fair Value
Investments held and securities sold short by the consolidated funds are summarized below:

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
United States:
Debt securities (cost: $1,464,996 and $1,792,830 as of September 30, 2025 and December 31, 2024, respectively)	$1,249,190	$1,857,874	25.9	37.6
Equity securities (cost: $1,645,924 and $1,362,953 as of September 30, 2025 and December 31, 2024, respectively)	1,998,430	1,610,427	41.1	32.6
Real estate securities (cost: $75,112 and $26,966 as of September 30, 2025 and December 31, 2024, respectively)	79,085	15,036	1.6	0.3

Europe:
Debt securities (cost: $183,149 and $161,153 as of September 30, 2025 and December 31, 2024, respectively)	197,558	160,989	4.1	3.3
Equity securities (cost: $273,456 and $295,630 as of September 30, 2025 and December 31, 2024, respectively)	421,779	375,486	8.7	7.6
Real estate securities (cost: $237,229 and $191,470 as of September 30, 2025 and December 31, 2024, respectively)	250,650	191,145	5.1	3.8
Asia and other:
Debt securities (cost: $548,021 and $680,671 as of September 30, 2025 and December 31, 2024, respectively)	528,908	664,845	10.9	13.4

Equity securities (cost: $106,589 and $55,638 as of September 30, 2025 and December 31, 2024, respectively)	121,799	71,060	2.6	1.4

Total debt securities	1,975,656	2,683,708	40.9	54.3
Total equity securities	2,542,008	2,056,973	52.4	41.5
Total real estate	329,735	206,181	6.7	4.2
Total investments, at fair value	$4,847,399	$4,946,862	100.0%	100.0%
As of September 30, 2025, the following issuers or investments had a fair value that exceeded 5% of the Company’s total consolidated net assets.

Principal Amount/ Number of Shares	Investments	Combined Fair Value
180,327	Azorra Aviation Holdings LLC	$266,664
As of December 31, 2024, no single issuer or investment had a fair value that exceeded 5% of the Company’s total consolidated net assets.
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

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2025
($ in thousands, except where noted)
The following table summarizes net gains (losses) from investment activities:

	Three months ended September 30,
	2025		2024
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Investments and other financial instruments	$28,972	$10,825	$30,142	$64,925
Foreign-currency forward contracts (2)	(1,309)	11,447	646	(20,101)
Total return and interest rate swaps (2)	488	230	—	7,860
Options and futures (2)	1,738	638	822	—
Commodity swaps (2)	1,389	243	923	(217)
Total	$31,278	$23,383	$32,533	$52,467

	Nine months ended September 30,
	2025		2024
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Investments and other financial instruments	$100,286	$(67,143)	$26,283	$155,848
CLO liabilities (1)	—	—	185	1,597
Foreign-currency forward contracts (2)	3,043	(53,045)	411	(14,189)
Total return and interest rate swaps (2)	(139)	877	—	11,448
Options and futures (2)	1,836	2,107	584	1,600
Commodity swaps (2)	1,389	243	8,151	(8,658)
Total	$106,415	$(116,961)	$35,614	$147,646

(1)    Represents the net change in the fair value of CLO liabilities based on the more observable fair value of CLO assets, as measured under the CLO measurement guidance. Subsequent to the 2024 Restructuring and deconsolidation of Oaktree Capital I, the Company no longer holds investments in CLOs. Please see note 2 for more information.
(2)    Please see note 7 for additional information.

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2025
($ in thousands, except where noted)
6. FAIR VALUE
Fair Value of Financial Assets and Liabilities
The Company’s other financial assets by fair-value hierarchy level are set forth below. There were no other financial liabilities as of September 30, 2025 and December 31, 2024.

	As of September 30, 2025				As of December 31, 2024
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Corporate investments	$—	$306,687	$—	$306,687	$—	$307,825	$—	$307,825
Total assets	$—	$306,687	$—	$306,687	$—	$307,825	$—	$307,825

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

	As of September 30, 2025				As of December 31, 2024
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Investments:
Corporate debt – bank debt	$—	$111,310	$1,599,660	$1,710,970	$—	$281,918	$1,936,315	$2,218,233
Corporate debt – all other	—	183,264	81,422	264,686	—	353,922	111,552	465,474
Equities – common stock	209,439	99,553	1,465,364	1,774,356	222,670	39,290	1,187,023	1,448,983
Equities – preferred stock	2,201	—	765,451	767,652	1,850	—	606,141	607,991
Real estate	—	—	329,735	329,735	—	—	206,181	206,181
Total investments	211,640	394,127	4,241,632	4,847,399	224,520	675,130	4,047,212	4,946,862
Derivatives:
Foreign-currency forward contracts	3,559	23,165	—	26,724	—	17,578	—	17,578
Swaps	—	858	16,469	17,327	—	—	15,771	15,771
Total derivatives (1)	3,559	24,023	16,469	44,051	—	17,578	15,771	33,349
Total assets	$215,199	$418,150	$4,258,101	$4,891,450	$224,520	$692,708	$4,062,983	$4,980,211

Liabilities
Derivatives:
Foreign-currency forward contracts	$(6,982)	$(63,723)	$—	$(70,705)	$—	$(8,513)	$—	$(8,513)
Swaps	—	—	—	—	—	(19)	—	(19)
Options and futures	—	(160)	—	(160)	—	(4,853)	—	(4,853)
Total derivatives (2)	(6,982)	(63,883)	—	(70,865)	—	(13,385)	—	(13,385)
Total liabilities	$(6,982)	$(63,883)	$—	$(70,865)	$—	$(13,385)	$—	$(13,385)

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

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2025
($ in thousands, except where noted)
The following tables set forth a summary of changes in the fair value of Level III investments:

	Corporate Debt – Bank Debt	Corporate Debt – All Other	Equities – Common Stock	Equities – Preferred Stock	Real Estate	Swaps	Total
Three months ended September 30, 2025
Beginning balance	$1,546,171	$132,169	$1,276,658	$700,259	$330,423	$17,346	$4,003,026
Transfers into Level III	157,521	41,641	3,919	—	22,033	—	225,114
Transfers out of Level III	(136,382)	(36,351)	(24,402)	—	(22,032)	—	(219,167)
Purchases	369,228	29,676	182,226	60,239	14,182	1	655,552
Sales	(253,715)	(69,632)	(6,677)	(28,771)	(11,691)	(1,121)	(371,607)
Realized gain (losses), net	3,793	(358)	5,884	1,601	3,328	—	14,248
Unrealized appreciation (depreciation), net	(86,956)	(15,723)	27,756	32,123	(6,508)	243	(49,065)
Ending balance	$1,599,660	$81,422	$1,465,364	$765,451	$329,735	$16,469	$4,258,101
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$(26,611)	$(8,241)	$14,036	$7,411	$1,567	$—	$(11,838)
Three months ended September 30, 2024
Beginning balance	$1,654,942	$198,028	$1,049,656	$667,154	$246,862	$18,254	$3,834,896
Deconsolidation of funds	(70,255)	(10)	(575)	(2,356)	—		(73,196)
Transfers into Level III	136,725	11,231	84,494	153	17,603	—	$250,206
Transfers out of Level III	(105,000)	(93,971)	(57,113)	(7,134)	(28,618)	—	$(291,836)
Purchases	173,975	134	29,316	24,043	21,572	6	$249,046
Sales	(87,091)	(8,496)	(32,785)	(121,764)	(17,732)	—	$(267,868)
Realized gain (losses), net	1,502	(155)	3,217	30,760	—	(39)	$35,285
Unrealized appreciation (depreciation), net	7,513	(6,131)	27,397	(20,689)	20,419	—	28,509
Ending balance	$1,712,311	$100,630	$1,103,607	$570,167	$260,106	$18,221	$3,765,042
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$(125)	$(3,539)	$33,705	$(20,028)	$20,419	$—	$30,432

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2025
($ in thousands, except where noted)

	Corporate Debt – Bank Debt	Corporate Debt – All Other	Equities – Common Stock	Equities – Preferred Stock	Real Estate	Swaps	Total
Nine months ended September 30, 2025
Beginning balance	$1,936,315	$111,552	$1,187,023	$606,141	$206,181	$15,771	$4,062,983
Transfers into Level III	1,085,276	46,298	13,025	37	28,839	—	1,173,475
Transfers out of Level III	(972,332)	(41,190)	(39,425)	—	(22,032)	—	(1,074,979)
Purchases	1,302,029	37,497	282,682	216,325	109,090	1,576	1,949,199
Sales	(1,602,987)	(78,426)	(82,642)	(116,320)	(31,220)	(1,121)	(1,912,716)
Realized gain (losses), net	21,815	7,146	40,621	(36,423)	5,195	—	38,354
Unrealized appreciation (depreciation), net	(170,456)	(1,455)	64,080	95,691	33,682	243	21,785
Ending balance	$1,599,660	$81,422	$1,465,364	$765,451	$329,735	$16,469	$4,258,101
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$(149,532)	$3,051	$70,410	$75,930	$41,757	$—	$41,616
Nine months ended September 30, 2024
Beginning balance	$1,721,888	$260,292	$846,773	$599,636	$175,353	$—	$3,603,942
Deconsolidation of funds	(70,255)	(10)	(575)	(2,356)	—	—	(73,196)
Initial consolidation of funds	2,962	—	—	—	—	—	2,962
Transfers into Level III	358,757	26,590	139,172	153	23,738	—	548,410
Transfers out of Level III	(388,815)	(159,901)	(72,773)	(7,134)	(28,618)	—	(657,241)
Purchases	516,419	25,727	235,083	102,272	89,190	18,221	986,912
Sales	(444,229)	(46,636)	(124,069)	(154,744)	(17,732)	—	(787,410)
Realized gain (losses), net	5,505	(407)	51,081	(57,207)	—	—	(1,028)
Unrealized appreciation (depreciation), net	10,079	(5,025)	28,915	89,547	18,175	—	141,691
Ending balance	$1,712,311	$100,630	$1,103,607	$570,167	$260,106	$18,221	$3,765,042
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$12,230	$(5,174)	$28,804	$89,330	$18,175	$—	$143,365
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

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2025
($ in thousands, except where noted)
The following table sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the consolidated funds’ Level III investments as of September 30, 2025:

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (1)(2)	Range	Weighted Average (3)

Credit-oriented investments:
	$960,146	Discounted cash flow (6)	Discount rate	2% - 20%	13%
	330,899	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	189,841	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	0.5x - 1x	1x
	49,495	Market approach (comparable companies) (7)	Earnings multiple (10)	3.0x - 7.3x	5.2x
	116,376	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	20,638	Expected Recovery (11)	Not applicable	Not applicable	Not applicable
	30,156	Market approach (comparable companies) (7)	Revenue multiple (8)	1x - 2.2x	1.5x
Equity investments:
	195,281	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	3,598	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	397,640	Discounted cash flow (6)	Discount rate	11% - 19%	14%
	28,680	Discounted cash flow (6) / market approach (comparable companies) (7)	Discount rate	13% - 13%	13%
			Earnings multiple (10)	6.0x - 7.0x	6.5x
	654,194	Market approach (comparable companies) (7)	Earnings multiple (10)	1.0x - 15.0x	8.9x
	93,814	Market approach (comparable companies) (7)	Revenue multiple (8)	1.0x - 2.2x	2.0x
	839,232	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	0.5x - 1x	1.0x
	13,765	Expected Recovery (11)	Not applicable	Not applicable	Not applicable
	4,611	Black Scholes (12)	Not applicable	Not applicable	Not applicable
Real estate-oriented investments:
	51,297	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	1x - 1x	1x
	21,954	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	256,484	Discounted cash flow (6)	Discount rate	11% - 27%	17%
Total Level III investments	$4,258,101

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2025
($ in thousands, except where noted)
The following table sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the consolidated funds’ Level III investments as of December 31, 2024:

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (1)(2)	Range	Weighted Average (3)

Credit-oriented investments:
	$1,216,750	Discounted cash flow (6)	Discount rate	5% – 27%	15%
	378,875	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	206,107	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	10,854	Market approach (comparable companies) (7)	Revenue multiple (8)	2.1x - 2.1x	2.1x
	229,042	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	0.5x - 1.0x	0.9x
	11	Expected Recovery (11)	Quoted prices	Not applicable	Not applicable
	21,999	Market approach (comparable companies) (7)	Earnings multiple (10)	6.5x -7.0x	7.0x
Equity investments:
	202,057	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	850,420	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	1.0x - 1.0x	1.0x
	458,953	Market approach (comparable companies) (7)	Earnings multiple (10)	5.0x - 14.0x	9.6x
	213,813	Discounted cash flow (6)	Discount rate	4% – 18%	14%
	26,445	Market approach (comparable companies) (7)	Revenue multiple (8)	1.0x - 2.1x	1.2x
	25,295	Discounted cash flow (6) / Market approach (comparable companies) (7)	Discount rate	11% – 11%	11%
			Earnings multiple (10)	10.0x - 12.0x	11.0x
	5,979	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	8,903	Expected Recovery (11)	Quoted prices	Not applicable	Not applicable
	1,299	Black Scholes (12)	Quoted prices	Not applicable	Not applicable
Real estate-oriented:
	206,181	Discounted cash flow (6)	Discount rate	4% – 26%	15%
Total Level III investments	$4,062,983

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
September 30, 2025
($ in thousands, except where noted)
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
During the nine months ended September 30, 2025, the valuation techniques for five credit-oriented investments were changed from market approach (comparable companies) to discounted cash flow, four credit-oriented investments were changed from discounted cash flow to market approach (comparable companies), three credit-oriented investments were changed from recent market information to discounted cash flow, one credit-oriented investment was changed from discounted cash flow to expected recovery, one credit-oriented investment was changed from expected recovery to discounted cash flow, one credit-oriented investment was changed from market approach (value of underlying assets) to discounted cash flow and one equity investment was changed from market approach (value of underlying assets) to expected recovery. During the nine months ended September 30, 2024, the valuation techniques for four credit-oriented investments were changed from market approach (comparable companies) to discounted cash flow, three credit-oriented investments were changed from discounted cash flow to market approach (comparable companies) and one equity investment was changed from market approach (comparable companies) to recent market information.

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2025
($ in thousands, except where noted)
7. DERIVATIVES AND HEDGING
Realized and unrealized gains and losses arising from freestanding derivatives were recorded in the condensed consolidated statements of operations as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Investment income	$—	$—	$—	$8,634
General and administrative expense (1)	—	—	—	(8,188)
Total gain	$—	$—	$—	$446

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
The fair value of derivatives held by the consolidated funds consisted of the following:

	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
As of September 30, 2025
Foreign-currency forward contracts	$1,087,884	$26,724	$(227,938)	$(70,705)
Total-return and interest-rate and credit default swaps	197,550	17,327	—	—
Options and futures	39,001	—	(17,239)	(160)
Total	$1,324,435	$44,051	$(245,177)	$(70,865)

As of December 31, 2024
Foreign-currency forward contracts	$797,475	$17,578	$(81,625)	$(8,513)
Total-return and interest-rate and credit default swaps	15,207	15,771	(203,533)	(19)
Options and futures	—	—	(13,435)	(4,853)
Total	$812,682	$33,349	$(298,593)	$(13,385)

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2025
($ in thousands, except where noted)
The impact of derivatives held by the consolidated funds in the condensed consolidated statements of operations was as follows:

	Three months ended September 30,
	2025		2024
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Foreign-currency forward contracts	$(1,309)	$11,447	$646	$(20,101)
Total-return and interest-rate and credit default swaps	488	230	—	7,860
Options and futures	1,738	638	822	—
Commodity swaps	1,389	243	923	(217)
Total	$2,306	$12,558	$2,391	$(12,458)

	Nine months ended September 30,
	2025		2024
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Foreign-currency forward contracts	$3,043	$(53,045)	$411	$(14,189)
Total-return and interest-rate and credit default swaps	(139)	877	—	11,448
Options and futures	1,836	2,107	584	1,600
Commodity swaps	1,389	243	8,151	(8,658)
Total	$6,129	$(49,818)	$9,146	$(9,799)
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

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2025
($ in thousands, except where noted)

	Gross Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of September 30, 2025		Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Derivative assets of consolidated funds:
Foreign-currency forward contracts	$26,724	$—	$—	$26,724
Total-return and interest-rate and credit default swaps	17,327	—	—	17,327
Total	$44,051	$—	$—	$44,051

Derivative Liabilities:
Derivative liabilities of consolidated funds:
Foreign-currency forward contracts	$(70,705)	$—	$—	$(70,705)
Options and futures	(160)	—	—	(160)
Total	$(70,865)	$—	$—	$(70,865)

	Gross Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of December 31, 2024		Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Derivative assets of consolidated funds:
Foreign-currency forward contracts	$17,578	$—	$—	$17,578
Total-return and interest-rate and credit default swaps	15,771	—	—	15,771
Total	$33,349	$—	$—	$33,349

Derivative Liabilities:
Derivative liabilities of consolidated funds:
Foreign-currency forward contracts	$(8,513)	$—	$—	$(8,513)
Total-return and interest-rate and credit default swaps	(19)	—	—	(19)
Options and futures	(4,853)	—		(4,853)
Total	$(13,385)	$—	$—	$(13,385)

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2025
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
The consolidated funds had the following debt obligations outstanding:

	Outstanding Amount as of		Key terms as of September 30, 2025
Credit Agreement	September 30, 2025	December 31, 2024	Facility Capacity	Effective Interest Rate	Weighted Average Remaining Maturity (years)	Commitment Fee Rate	L/C Fee
Revolving credit facilities (1)	$1,170,611	$1,472,795	$1,784,352	5.92%	0.76	0.25%	1.75%
Less: Debt issuance costs	(4,029)	(2,685)
Total debt obligations, net (2)	$1,166,582	$1,470,110

(1)    The credit facility capacity is calculated on a pro rata basis using fund commitments as of September 30, 2025.
(2)    Debt issuance costs are included in other assets as of September 30, 2025 and December 31, 2024.
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
September 30, 2025
($ in thousands, except where noted)
9. NON-CONTROLLING REDEEMABLE INTERESTS IN CONSOLIDATED FUNDS
The following table sets forth a summary of changes in the non-controlling redeemable interests in the consolidated funds. Dividends reinvested and in-kind contributions or distributions are non-cash in nature and have been presented on a gross basis in the table below.

	Nine months ended September 30,
	2025	2024

Beginning balance	$3,069,084	$3,336,548
Deconsolidation of funds	—	(500,020)
Contributions	633,232	269,994
Distributions	(789,826)	(397,474)
Net income	191,257	336,844
Foreign currency translation and other, net	—	(1,005)
Ending balance	$3,103,747	$3,044,887
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
As of September 30, 2025 and December 31, 2024, OCGH units represented 41,758,979 of the total 160,591,299 Oaktree Operating Group units and 43,822,210 of the total 160,195,444 Oaktree Operating Group units, respectively.
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
September 30, 2025
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
The following table sets forth a summary of weighted average units outstanding of the OCGH and other non-controlling interests and the Class A unitholders:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Weighted average Oaktree Operating Group units outstanding (in thousands):
OCGH and other non-controlling interests	45,161	47,450	45,882	50,041
Class A unitholders	115,406	112,694	114,452	110,091
Total weighted average units outstanding	160,567	160,144	160,334	160,132
Please see notes 9 and 11 for additional information regarding transactions that impacted unitholders’ capital.
11. EARNINGS PER UNIT
The computation of net income per Class A unit is set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands, except per unit amounts)
Net income per Class A unit (basic and diluted):
Net income attributable to BOH Class A unitholders	$59,704	$36,762	$62,610	$151,522
Weighted average number of Class A units outstanding (basic and diluted)	118,832	112,694	117,968	110,091
Basic and diluted net income (net of tax) per Class A unit	$0.50	$0.33	$0.53	$1.38
OCGH units are not exchangeable into Class A units. As the restrictions set forth in the then-current exchange agreement were in place for each applicable reporting period, OCGH units were not included in the computation of diluted earnings per unit for the three and nine months ended September 30, 2025 and 2024.
As a result of the 2024 Restructuring, earnings attributable to Oaktree Capital I are reflected in the Company's investment income for periods beginning in the third quarter of 2024.

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2025
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
Commitments to Funds
As of September 30, 2025 and December 31, 2024, the Company had undrawn capital commitments of $112.5 million in its capacity as a limited partner in Opps XI. As of September 30, 2025 and December 31, 2024, the Company had undrawn commitments of $577.3 million and $696.7 million, respectively, in its capacity as a limited partner in Opps XII (Opps XI and Opps XII as defined in note 14).
Investment Commitments of the Consolidated Funds
Certain of the consolidated funds are parties to credit arrangements that provide for the issuance of letters of credit and/or revolving loans, which may require the particular fund to extend loans to investee companies. The consolidated funds use the same investment criteria in making these commitments as they do for investments that are included in the condensed consolidated statements of financial condition. The unfunded liability associated with these credit arrangements is equal to the amount by which the contractual loan commitment exceeds the sum of funded debt and cash held in escrow, if any. As of September 30, 2025 and December 31, 2024, the consolidated funds had total outstanding debt commitments of $264.9 million and $327.1 million respectively. As of September 30, 2025 and December 31, 2024, the consolidated funds had potential unfunded investment commitments of $421.5 million and $411.4 million respectively.
A consolidated fund may agree to guarantee the repayment obligations of certain investee companies. As of September 30, 2025 and December 31, 2024, there were no guaranteed amounts under such arrangements.
Certain consolidated funds are investment companies that are required to disclose financial support provided or contractually required to be provided to any of their portfolio companies. During the nine months ended September 30, 2025, $43.2 million financial support was provided to investees pursuant to contractual agreements.
14. RELATED-PARTY TRANSACTIONS
The Company considers its executive officers, employees, if any, and unconsolidated Oaktree funds to be affiliates (as defined in the FASB ASC Master Glossary). Amounts due from and to affiliates are set forth below. The

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2025
($ in thousands, except where noted)
fair value of amounts due from and to affiliates is a Level III valuation and was valued based on a discounted cash-flow analysis. The carrying value of amounts due from and to affiliates approximated fair value due to their short-term nature or because their weighted average interest rate approximated the Company’s cost of debt.

	As of
	September 30, 2025	December 31, 2024
Due from affiliates:
Payments made on behalf of unconsolidated entities	$552	$227
Total due from affiliates	$552	$227
Due to affiliates:
Amounts due to unconsolidated entities	$—	$200
Total due to affiliates	$—	$200
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
September 30, 2025
($ in thousands, except where noted)
that perform duties for the Company. The Services Agreement may be terminated by either party without penalty upon 90 days’ written notice to the other.
For the three and nine months ended September 30, 2025 and 2024, the Company incurred administrative services expense of $0.2 million and $0.6 million, respectively.
Investment in Oaktree Opportunities Fund XI
The Company has subscribed for a limited partner interest in, and made a capital commitment of, $750.0 million to Oaktree Opportunities Fund XI, L.P., a parallel investment vehicle thereof or a feeder fund in respect of one of the foregoing (such limited partner interest, the “Opps XI Investment” and such fund entities collectively, “Opps XI”). In order to make the Opps XI Investment, the Company’s sole Class A unitholder, or one of its affiliates, will contribute cash as a capital contribution (the “Opps XI Investment Cash”) as and to the extent required to satisfy the Company’s obligations to Opps XI. The Company will use the Opps XI Investment Cash solely to fund the Opps XI Investment and satisfy its obligations in respect of Opps XI and distributions from the Opps XI Investment are intended solely for the benefit of the Class A unitholder, subject to applicable law. The Company’s preferred unitholders should not rely on distributions received by the Company in respect of the Company’s Opps XI Investment for payment of dividends or redemption of the preferred units. For the nine months ended September 30, 2025, the Company did not fund any of its capital commitment. As of September 30, 2025, the Company has funded in the aggregate $637.5 million of the $750.0 million of its capital commitment.
Investment in Oaktree Opportunities Fund XII
On May 22, 2023, the Company subscribed for a limited partner interest in, and made a capital commitment of, $750.0 million to Oaktree Opportunities Fund XII, L.P., a parallel investment vehicle thereof or a feeder fund in respect of one of the foregoing (such limited partner interest, the “Opps XII Investment” and such fund entities collectively, “Opps XII”). Subsequently, the Company made an additional commitment of $46.2 million. In order to make the Opps XII Investment, the Company’s sole Class A unitholder, or one of its affiliates, will contribute cash as a capital contribution (the “Opps XII Investment Cash”) as and to the extent required to satisfy the Company’s obligations to Opps XII. The Company will use the Opps XII Investment Cash solely to fund the Opps XII Investment and satisfy its obligations in respect of Opps XII and distributions from the Opps XII Investment are intended solely for the benefit of the Class A unitholder, subject to applicable law. The Company’s preferred unitholders should not rely on distributions received by the Company in respect of the Company’s Opps XII Investment for payment of distributions on or redemption of the preferred units. For the nine months ended September 30, 2025, the Company funded $119.4 million of its capital commitment. As of September 30, 2025, the Company has funded in the aggregate $218.9 million of the $796.2 million of its capital commitment.
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
September 30, 2025
($ in thousands, except where noted)
of the interests in the REIT Entities from BUSI II NTR Sub LLC in exchange for cash. The Acquisition was completed on June 30, 2023.
As of September 30, 2025, the carrying value of NTR included in corporate investments was $306.7 million.
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
SPV Credit Facility
In March 2024, BOH transferred a portion of its indirect interest in Opps XI to newly formed special purpose subsidiary (“SPV I”) and pledged its ownership interest in SPV I as collateral for a non-recourse credit facility of an affiliate. In June 2024, BOH transferred an additional portion of its indirect interest in Opps XI to a newly formed special purpose subsidiary (“SPV II”) and pledged its ownership interest in SPV II as collateral for a second non-recourse credit facility of the affiliate. Subsequently, in June 2025, BOH transferred a portion of its indirect interest in Opps XII to a newly formed special purpose subsidiary (“SPV III”) and pledged its ownership interest in SPV III as collateral to upsize the non-recourse credit facility originally closed in March 2024. While the outstanding borrowings on the facilities are the obligations of the affiliate, the co-borrowers, including SPV I, SPV II and SPV III, have joint and several liability under the credit facilities in the event of default and are required to comply with certain covenants. As of September 30, 2025, BOH’s potential exposure under these arrangements is limited to the carrying value of its pledged interests in SPV I, SPV II and SPV III of $178.1 million, $182.1 million and $102.0 million, respectively.
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
16. SUBSEQUENT EVENTS
Class A Unit Distribution
    A distribution of $0.24 per Class A unit was paid on November 10, 2025 to holders of record at the close of business on November 3, 2025.
Preferred Unit Distributions
    A distribution of $0.414063 per Series A preferred unit will be paid on December 15, 2025 to Series A preferred unitholders of record at the close of business on December 1, 2025.
    A distribution of $0.409375 per Series B preferred unit will be paid on December 15, 2025 to Series B preferred unitholders of record at the close of business on December 1, 2025.

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2025
($ in thousands, except where noted)
Oaktree/Brookfield Transaction
On October 13, 2025, Oaktree and Brookfield announced that they have agreed on a proposed transaction whereby Brookfield will acquire the approximately 26% interest in Oaktree that it does not already own such that, upon completion of the proposed transaction, Brookfield will own 100% of Oaktree (such transaction, the “Remaining Interest Acquisition”). Subsequent to the Remaining Interest Acquisition, Brookfield will have 100% economic and voting interests in Oaktree and BOH. The Remaining Interest Acquisition is expected to close in first quarter of 2026, subject to regulatory approvals and customary closing conditions.

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
Business Overview
Brookfield Oaktree Holdings, LLC holds Credit, Real Estate and Equity investments managed by leading alternative asset management firms Oaktree Capital Management, L.P. and Brookfield Asset Management Ltd. The Company both directly invests in funds and has indirect exposure through its equity method investment in Oaktree Capital I, L.P. (“Oaktree Capital I”), which as of September 30, 2025, represented an approximately 74% economic interest in Oaktree Capital I, which holds a majority of Oaktree’s investments in its funds.
Brookfield Oaktree Holdings, LLC is a Delaware limited liability company that was formed on April 13, 2007 under the name Oaktree Capital Group, LLC. The Company’s ownership and operational structure through September 30, 2025 are the result of certain mergers and restructurings. The Company’s holdings and operations currently primarily represent (i) limited partner investments in certain of Oaktree’s flagship opportunistic credit funds, (ii) its equity method investment in Oaktree Capital I, which as of September 30, 2025, represented an approximately 74% economic interest in Oaktree Capital I, which holds a majority of Oaktree’s investments in its funds, and (iii) an indirect ownership interest in Brookfield Real Estate Income Trust Inc. (“Brookfield REIT”). The Company is the issuer of the Series A and Series B preferred units listed on the NYSE.
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
Historically, we had the potential to earn incentive income from many of the closed-end funds and certain evergreen funds managed by Oaktree in Oaktree Capital I’s capacity as the general partner of those funds. These closed-end funds generally provided that we received incentive income only after we had returned to Oaktree’s investors all of their contributed capital plus an annual preferred return, typically 8%. Once this occurred, we generally received as incentive income 80% of all distributions otherwise attributable to Oaktree’s investors, and those investors received the remaining 20% until we had received, as incentive income, 20% of all such distributions in excess of the contributed capital from the inception of the fund. Thereafter, all such future distributions attributable to Oaktree’s investors were distributed 80% to those investors and 20% to us as incentive income. As a result of the 2022 Restructuring, we were generally only entitled to earn one-third of the incentive income attributable to Oaktree Capital I in respect of Oaktree’s closed-end funds established in 2022 or later and in respect of incentive income from Oaktree’s evergreen funds earned subsequent to January 1, 2023. We were generally earning 100% of the incentive income attributable to Oaktree Capital I in respect of Oaktree’s closed-end funds established prior to 2022. Subsequent to the 2024 Restructuring, the Company no longer earns incentive income as a result of the deconsolidation of Oaktree Capital I. Rather the economics resulting from Oaktree Capital I’s right to earn incentive income are reflected in the Company’s results through investment income earned from the Company’s equity method investment in Oaktree Capital I, which as of September 30, 2025, represented an approximately 74% interest in Oaktree Capital I.
We earn revenue from investment income, which represents our pro-rata share of income or loss from our investments. Historically, investment income was generally from Oaktree Capital I’s capacity as general partner in Oaktree funds and as an investor in Oaktree’s CLOs and third-party managed funds and companies. Subsequent to the 2024 Restructuring, we no longer earn investment income from the direct fund-related holdings of Oaktree Capital I. Rather the economics resulting from Oaktree Capital I’s investments are reflected in the Company’s investment income earned from the Company’s equity method investment in Oaktree Capital I, which as of September 30, 2025, represented an approximately 74% interest in Oaktree Capital I.
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

GAAP Consolidated Results of Operations
The following table sets forth our unaudited condensed consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands, except per unit data)
Revenues:
Interest and dividend income	$121,035	$115,041	$381,735	$372,817
Incentive income	—	—	—	117,529
Investment income	39,321	25,279	43,106	60,033
Total revenues	160,356	140,320	424,841	550,379
Expenses:
Compensation and benefits	(275)	(266)	(808)	(737)
Incentive income compensation	—	—	—	(22,168)
General and administrative	(458)	(398)	(2,663)	(2,712)
Consolidated fund expenses	(16,234)	(19,642)	(65,499)	(64,303)
Interest expense	(16,896)	(21,630)	(69,223)	(72,785)
Total expenses	(33,863)	(41,936)	(138,193)	(162,705)
Other income (loss):
Net realized gain on consolidated funds’ investments	31,278	32,533	106,415	35,614
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	23,383	52,467	(116,961)	147,646
Total other income (loss)	54,661	85,000	(10,546)	183,260
Income before income taxes	181,154	183,384	276,102	570,934
Income taxes	—	—	—	—
Net income	181,154	183,384	276,102	570,934
Less:
Net income attributable to non-controlling interests in consolidated funds	(114,644)	(139,377)	(191,257)	(336,844)
Net (income) loss attributable to non-controlling interests in consolidated subsidiaries	23	(416)	(1,748)	(62,081)
Net income attributable to Brookfield Oaktree Holdings, LLC	66,533	43,591	83,097	172,009
Net income attributable to preferred unitholders	(6,829)	(6,829)	(20,487)	(20,487)
Net income attributable to Brookfield Oaktree Holdings, LLC Class A unitholders	$59,704	$36,762	$62,610	$151,522

Distributions declared per Class A unit	$0.28	$0.65	$1.86	$2.05
Net income (loss) per Class A unit (basic and diluted):
Net income (loss) per Class A unit	$0.50	$0.33	$0.53	$1.38
Weighted average number of Class A units outstanding	118,832	112,694	117,968	110,091

Third Quarter Ended September 30, 2025 Compared to the Third Quarter Ended September 30, 2024
Revenues
Interest and Dividend Income
Interest and dividend income increased $6.0 million, or 5.2%, to $121.0 million for the third quarter of 2025, from $115.0 million for the third quarter of 2024. The increase was primarily attributable to higher income from our investments in Opps XII.
Incentive Income
Subsequent to the 2024 Restructuring, we no longer earn incentive income due to the deconsolidation of Oaktree Capital I.
Investment Income
Investment income increased $14.0 million, or 55.3%, to $39.3 million for the third quarter of 2025, from $25.3 million for the third quarter of 2024, primarily due to increases in the values of a publicly traded equity investment and a global opportunities fund held by Oaktree Capital I.
Expenses
General and Administrative
General and administrative expenses increased $0.1 million, or 25.0%, to $0.5 million for the third quarter of 2025, from $0.4 million for the third quarter of 2024, primarily due to higher accounting fees.
Consolidated Fund Expenses
Consolidated fund expenses decreased $3.4 million, or 17.3%, to $16.2 million for the third quarter of 2025, from $19.6 million for the third quarter of 2024. The decrease is primarily due to lower general costs incurred by Opps XI.
Interest Expense
Interest expense decreased $4.7 million, or 21.8%, to $16.9 million for the third quarter of 2025, from $21.6 million for the third quarter of 2024. The decrease was primarily driven by lower interest expense incurred by Opps XII, reflecting reduced debt balances during the third quarter of 2025.
Other Income (Loss)
Net Realized Gain on Consolidated Funds’ Investments
Net realized gain on consolidated funds’ investments decreased $1.2 million, or 3.7%, to $31.3 million for the third quarter of 2025 from $32.5 million for the third quarter of 2024 . The net realized gain during the third quarter of 2025 reflects our consolidated funds’ performance on investments sold and the decrease is primarily due to Opps XI.
Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments decreased $29.1 million, or 55.4%, to a gain of $23.4 million for the third quarter of 2025, from a gain of $52.5 million for the third quarter of 2024. Excluding the impact of the reversal of net realized gain (loss) on consolidated funds’ investments, the net change in unrealized appreciation (depreciation) on consolidated funds’ investments decreased $30.3 million, to a net gain of $54.7 million for the third quarter of 2025, from a net gain of $85.0 million for the third quarter of 2024, primarily resulting from our investment in Opps XI.
Net Income Attributable to Non-controlling Interests in Consolidated Funds
Net income attributable to non-controlling interests in consolidated funds decreased $24.8 million, or 17.8%, to $114.6 million for the third quarter of 2025, from $139.4 million for the third quarter of 2024. The decrease reflected our consolidated funds’ performance attributable to third-party investors in each period. These effects are described in more detail under “—Other Income (Loss)” above.

Net Income Attributable to Brookfield Oaktree Holdings, LLC Class A Unitholders
Net income attributable to Brookfield Oaktree Holdings, LLC Class A unitholders increased $22.9 million, or 62.2%, to $59.7 million for the third quarter of 2025, from $36.8 million for the third quarter of 2024, primarily reflecting decrease in net income attributable to non-controlling interests in consolidated funds. These effects are described in more detail under “— Net Income Attributable to Non-controlling Interests in Consolidated Funds” above.

Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024
Revenues
Interest and Dividend Income
Interest and dividend income increased $8.9 million, or 2.4%, to $381.7 million for the first nine months of 2025, from $372.8 million for the first nine months of 2024. The increase was primarily attributable to higher income from our investments in Opps XII, partially offset by the deconsolidation of Oaktree Capital I as a result of the 2024 Restructuring.
Incentive Income
Subsequent to the 2024 Restructuring, we no longer earn incentive income due to the deconsolidation of Oaktree Capital I.
Investment Income
Investment income decreased $16.9 million, or 28.2%, to $43.1 million for the first nine months of 2025, from $60.0 million for the first nine months of 2024, primarily due to decreases in the values of certain publicly-traded equity investments held by Oaktree Capital I.
Expenses
Incentive Income Compensation
Subsequent to the 2024 Restructuring, we no longer incur incentive income compensation expense due to the deconsolidation of Oaktree Capital I.
General and Administrative
General and administrative expenses were $2.7 million for each of the first nine months of 2025 and the first nine months of 2024, as the benefit from the deconsolidation of Oaktree Capital I following the 2024 Restructuring was offset by higher accounting costs.
Consolidated Fund Expenses
Consolidated fund expenses increased $1.2 million, or 1.9%, to $65.5 million for the first nine months of 2025, from $64.3 million for the first nine months of 2024. The increase is primarily due to higher general costs incurred by Opps XII, partially offset by the deconsolidation of Oaktree Capital I’s consolidated funds following the 2024 Restructuring.
Interest Expense
Interest expense decreased $3.6 million, or 4.9%, to $69.2 million for the first nine months of 2025, from $72.8 million for the first nine months of 2024. The decrease is primarily driven by the deconsolidation of Oaktree Capital I and its consolidated funds as a result of the 2024 Restructuring, partially offset by higher interest incurred by Opps XI and Opps XII due to higher debt balances earlier in the year.
Other Income (Loss)
Net Realized Gain on Consolidated Funds’ Investments
Net realized gain on consolidated funds’ investments increased $70.8 million, or 198.9%, to $106.4 million for the first nine months of 2025 from a net gain of $35.6 million for the first nine months of 2024. The net realized gain during the first nine months of 2025 reflects our consolidated funds’ performance on investments sold and the increase is primarily due to Opps XI and Opps XII.
Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments decreased $264.6 million, or 179.3%, to a depreciation of $117.0 million for the first nine months of 2025, from an appreciation of $147.6 million for the first nine months of 2024. Excluding the impact of the reversal of net realized gain (loss) on consolidated funds’ investments, the net change in unrealized appreciation (depreciation) on consolidated funds’

investments decreased $193.8 million, to a net loss of $10.5 million for the first nine months of 2025, from a net gain of $183.3 million for the first nine months of 2024, primarily resulting from our investment in Opps XI.
Net Income Attributable to Non-controlling Interests in Consolidated Funds
Net income attributable to non-controlling interests in consolidated funds decreased $145.5 million, to $191.3 million for the first nine months of 2025, from $336.8 million for the first nine months of 2024. The decrease reflected our consolidated funds’ performance attributable to third-party investors in each period. These effects are described in more detail under “—Other Income (Loss)” above.
Net Income Attributable to Brookfield Oaktree Holdings, LLC Class A Unitholders
Net income (loss) attributable to Brookfield Oaktree Holdings, LLC Class A unitholders decreased $88.9 million, or 58.7%, to $62.6 million for the first nine months of 2025, from $151.5 million for the first nine months of 2024, primarily reflecting unrealized investment losses. These effects are described in more detail under “— Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investment” above.

GAAP Statement of Financial Condition (Unaudited)
We manage our financial condition without the consolidation of the Oaktree funds. Since Oaktree’s founding, Oaktree and, by extension, we have managed our financial condition in a way that builds our capital base and maintains sufficient liquidity for known and anticipated uses of cash.
The following table presents our unaudited condensed consolidating statement of financial condition:

	As of September 30, 2025
	BOH and its subsidiaries	Consolidated Funds	Eliminations	Consolidated
	(in thousands)
Assets:
Cash and cash-equivalents	$8,587	$—	$—	$8,587
Corporate investments	2,140,863	—	(810,339)	1,330,524
Receivables and other assets	32,078	—	—	32,078
Assets of consolidated funds	—	5,258,808	—	5,258,808
Total assets	$2,181,528	$5,258,808	$(810,339)	$6,629,997
Liabilities and Capital:
Liabilities:
Accounts payable and accrued expenses	$590	$—	$—	$590
Liabilities of consolidated funds	—	1,344,722	—	1,344,722
Total liabilities	590	1,344,722	—	1,345,312
Non-controlling redeemable interests in consolidated funds	—	—	3,103,747	3,103,747
Capital:
Capital attributable to BOH preferred unitholders	400,584	—	—	400,584
Capital attributable to BOH Class A unitholders	1,770,841	599,650	(599,650)	1,770,841
Non-controlling interest in consolidated subsidiaries	9,513	210,688	(210,688)	9,513
Non-controlling interest in consolidated funds	—	3,103,748	(3,103,748)	—
Total capital	2,180,938	3,914,086	(3,914,086)	2,180,938
Total liabilities and capital	$2,181,528	$5,258,808	$(810,339)	$6,629,997

Corporate Investments

	As of
	September 30, 2025	June 30, 2025	September 30, 2024
	(in thousands)
Oaktree funds:
Credit	$816,110	$817,281	$834,285
Real Estate	306,687	304,063	304,283
Total corporate investments – Before equity-method investment in Oaktree Capital I	1,122,797	1,121,344	1,138,568
Equity-method Investment in Oaktree Capital I	1,018,066	1,007,375	1,140,072
Total corporate investments – Oaktree and operating subsidiaries	2,140,863	2,128,719	2,278,640
Eliminations	(810,339)	(811,608)	(824,872)
Total corporate investments – Consolidated	$1,330,524	$1,317,111	$1,453,768

Liquidity and Capital Resources
We manage our liquidity and capital requirements by focusing on our cash flows before the consolidation of Oaktree funds and the effect of normal changes in short-term assets and liabilities. Prior to the 2024 Restructuring, our primary cash flow activities on an unconsolidated basis involved (a) generating cash flow from operations, (b) generating realized income and return of principal from investment activities, including strategic investments in certain third parties, (c) funding capital commitments that we have made to Oaktree funds, (d) funding our growth initiatives, (e) distributing cash flow to our Class A unitholders and to OCGH and OEP, (f) borrowings, interest payments and repayments under credit agreements, our senior notes and other borrowing arrangements, and (g) issuances of, and distributions made on, our preferred units. Subsequent to the 2024 Restructuring, our primary cash flow activities on an unconsolidated basis involve (a) generating realized income and return of principal from investment activities, (b) funding capital commitments that we have made to Oaktree funds, (c) distributing cash flow to our Class A unitholders, (d) issuances of, and distributions made on, our preferred units, and (e) equity contribution from the investors of the Company to fulfill certain contractual capital commitments to its subsidiaries. As of September 30, 2025, the Company on an unconsolidated basis had $8.6 million of cash and cash equivalents.
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
We have subscribed for a limited partner interest in, and made a capital commitment of, $750 million to Oaktree Opportunities Fund XI, L.P., a parallel investment vehicle thereof or a feeder fund in respect of one of the foregoing (such limited partner interest, the “Opps XI Investment” and such fund entities collectively, “Opps XI”). In order to fund the Opps XI Investment, our sole Class A unitholder, or one of its affiliates, will contribute cash as a capital contribution (the “Opps XI Investment Cash”) as and to the extent required to satisfy our obligations to Opps XI. We will use the Opps XI Investment Cash solely to fund the Opps XI Investment and satisfy our obligations in respect of Opps XI. Distributions from the Opps XI Investment are intended for the benefit of the Class A unitholder, subject to applicable law. Our preferred unitholders should not rely on distributions received by us in respect of the Company’s Opps XI Investment for payment of distributions on or redemption of the preferred units. As of September 30, 2025, $637.5 million of the $750.0 million capital commitment was funded. $360.2 million of the investment interest was pledged as collateral for two non-recourse credit facilities of an affiliate. The potential exposure is limited to the pledged interests.
We have subscribed for a limited partner interest in, and made a capital commitment of, $796.2 million to Oaktree Opportunities Fund XII, L.P., a parallel investment vehicle thereof or a feeder fund in respect of one of the foregoing (such limited partner interest, the “Opps XII Investment” and such fund entities collectively, “Opps XII”). In order to fund the Opps XII Investment, our sole Class A unitholder, or one of its affiliates, will contribute cash as a capital contribution (the “Opps XII Investment Cash”) as and to the extent required to satisfy our obligations to Opps XII. We will use the Opps XII Investment Cash solely to fund the Opps XII Investment and satisfy our obligations in respect of Opps XII. Distributions from the Opps XII Investment are intended for the benefit of the Class A unitholder, subject to applicable law. Our preferred unitholders should not rely on distributions received by us in respect of the Company’s Opps XII Investment for payment of distributions on or redemption of the preferred units. As of September 30, 2025, the Company has funded in the aggregate $218.9 million of the $796.2 million capital commitment. $102.0 million of the investment interest was pledged as collateral for one non-recourse credit facilities of an affiliate. The potential exposure is limited to the pledged interests.
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
As of September 30, 2025, the carrying value of the REIT Entities included in corporate investments was $306.7 million.
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
Significant amounts from our condensed consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024 are discussed below.

Operating Activities
Operating activities provided $543.7 million and used $508.6 million of cash for the first nine months of 2025 and 2024, respectively. These amounts principally reflected net income, net of non-cash adjustments, net realized and unrealized (gain) loss from consolidated fund investments in each of the respective periods as well as net purchases of, or proceeds from, securities of the consolidated funds.
Investing Activities
Investing activities provided $65.1 million and used $44.3 million of cash for the first nine months of 2025 and 2024, respectively. Net activity from purchases, maturities and sales of U.S. Treasury and other securities included net purchases of $0.0 million and $170.0 million for the first nine months of 2025 and 2024. No cash was invested in corporate investments in funds and companies in the first nine months of 2025. Corporate investments in funds and companies was $36.8 million for the first nine months of 2024. Distributions and proceeds from corporate investments in funds and companies were of $65.1 million and $162.5 million for the first nine months of 2025 and 2024, respectively.
Financing Activities
Financing activities used $768.2 million and provided $871.5 million of cash for the first nine months of 2025 and 2024, respectively, and included: (a) net distributions to non-controlling interests of $156.6 million and $127.8 million, respectively; (b) distributions to unitholders of $428.8 million and $314.3 million, respectively; (c) net capital contributions of $119.4 million and $37.2 million, respectively; and (d) payments of debt issuance costs of $0.0 million and $3.4 million, respectively. Additionally, the first nine months of 2025 and 2024 included borrowings of $963.1 million and $2.2 billion, respectively, and $1.3 billion and $907.7 million of repayments, respectively, related to consolidated funds.
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
Contractual Obligations, Commitments and Contingencies
In the ordinary course of business, we and our consolidated funds enter into contractual arrangements that may require future cash payments. The following table sets forth information related to anticipated future cash payments as of September 30, 2025:

	Remainder of 2025	2026-2027	2028-2029	Thereafter	Total
	(in thousands)
Oaktree and Operating Subsidiaries:
BOH limited partner commitments to Oaktree funds (1)	$689,758	$—	$—	$—	$689,758
Subtotal	$689,758	$—	$—	$—	$689,758
Consolidated Funds:
Debt obligations payable	$—	$1,170,611	$—	$—	$1,170,611
Interest obligations on debt (2)	17,710	34,657	—	—	52,367
Total	$707,468	$1,205,268	$—	$—	$1,912,736

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
Price Risk
Impact on Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
As of September 30, 2025, we had investments, at fair value of $4.8 billion related to our consolidated funds. We estimate that a 10% decline in market values would result in a decrease in unrealized appreciation (depreciation) on the consolidated funds’ investments of $484.7 million. Of this decline, approximately $99.3 million would impact net income attributable to BOH Class A unitholders, with the remainder attributable to non-controlling interests. The magnitude of the impact on net income is largely affected by the percentage of our equity ownership interest.
Impact on Investment Income
Investment income or loss arises from our pro-rata share of income or loss from our investments. This income is directly affected by changes in market risk factors. Based on investments held by our equity method investments as of September 30, 2025, a 10% decline in fair values of the investments held by Oaktree Capital I and Brookfield REIT would result in a $161.0 million decrease in the amount of investment income. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the timing of fund flows or the timing of new investments or realizations.
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
Interest-rate Risk
As of September 30, 2025, the Company prior to consolidation of funds had no debt obligations outstanding.
Our consolidated funds have debt obligations, most of which accrue interest at variable rates. Changes in these rates would affect the amount of interest payments that our funds would have to make, impacting future earnings and cash flows. As of September 30, 2025, the consolidated funds had $1.2 billion of principal or par value, as applicable, outstanding under these debt obligations. We estimate that interest expense relating to variable-rate debt would increase on an annualized basis by $11.7 million in the event interest rates were to increase by 100 basis points.
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
Date: November 12, 2025

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

10.1
Eighth Amended and Restated Limited Partnership Agreement of Oaktree Capital I, L.P. dated as of June 25, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 13, 2025).

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