Form 10-K
period 2025-12-31
Brookfield Oaktree Holdings, LLC
filed 2026-03-24
CIK 1403528

2
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-K
☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of March 24, 2026, there were 118,832,320 Class A units and 41,558,979 Class B units of the registrant outstanding.
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

Part I.
Item 1. Business
Overview
Brookfield Oaktree Holdings, LLC holds Credit, Real Estate and Equity investments managed by leading alternative asset management firms Oaktree Capital Management, L.P. and Brookfield Asset Management Ltd. The Company both directly invests in funds and other managed investment vehicles and has indirect exposure through its approximately 74% economic interest in Oaktree Capital I, L.P. (“Oaktree Capital I”), which holds a majority of Oaktree’s investments in Oaktree funds.
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
The Company was formed on April 13, 2007 under the name Oaktree Capital Group, LLC. The Company’s ownership and operational structure through December 31, 2025 are the result of certain mergers and restructurings. The Company’s holdings and operations currently primarily represent (i) limited partner investments in certain of Oaktree’s flagship opportunistic credit funds, (ii) an approximately 74% economic interest in Oaktree Capital I, which holds a majority of Oaktree’s investments in its funds, and (iii) an indirect ownership interest in Brookfield Real Estate Income Trust Inc. (“Brookfield REIT”). The Company is the issuer of the Series A and Series B preferred units listed on the NYSE.
The Company’s ownership and operational structure through December 31, 2025 were the result of (i) certain mergers with affiliates of Brookfield Corporation (“Brookfield”) completed on September 30, 2019 (the “Mergers”) and the subsequent restructuring completed on October 1, 2019 in connection with the Mergers (the “2019 Restructuring”), (ii) the restructuring completed on November 30, 2022 in connection with an internal Oaktree reorganization to facilitate the separation of Brookfield’s capital business and asset management business (the “2022 Restructuring”) and (iii) the restructuring completed on July 1, 2024 in connection with an internal Oaktree reorganization effected to facilitate the change of the general partner of Oaktree Capital I from Brookfield OCM Holdings II, LLC to Oaktree Capital I GP, LLC, a newly formed subsidiary of Oaktree Capital Holdings, LLC (“OCH”) (the “2024 Restructuring”). See Part I, Item I included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2020 for more information regarding the Mergers and the 2019 Restructuring. See Item 1.01 of the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2022 and Part I, Item I included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 21, 2023 for more information about the 2022 Restructuring. See Item 8.01 of the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2024 for more information about the 2024 Restructuring.
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

As a result of the 2024 Restructuring, the Company no longer consolidates the operations of Oaktree Capital I, but rather accounts for the Company’s approximately 74% interest in Oaktree Capital I under the equity method of accounting. As such, subsequent to the 2024 Restructuring, the Company’s revenue is primarily the investment income earned from (i) limited partner investments in certain of Oaktree’s flagship opportunistic funds, (ii) an equity method investment in Oaktree Capital I, and (iii) an indirect ownership in Brookfield REIT.
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
Incentive Income
Historically, we had the potential to earn incentive income from many of the closed-end funds and certain evergreen funds managed by Oaktree in Oaktree Capital I’s capacity as the general partner of those funds. These closed-end funds generally provided that we received incentive income only after we had returned to Oaktree’s investors all of their contributed capital plus an annual preferred return, typically 8%. Once this occurred, we generally received as incentive income 80% of all distributions otherwise attributable to Oaktree’s investors, and those investors received the remaining 20% until we had received, as incentive income, 20% of all such distributions in excess of the contributed capital from the inception of the fund. Thereafter, all such future distributions attributable to Oaktree’s investors were distributed 80% to those investors and 20% to us as incentive income. As a result of the 2022 Restructuring, we were generally only entitled to earn one-third of the incentive income attributable to Oaktree Capital I in respect of Oaktree’s closed-end funds established in 2022 or later and in respect of incentive income from Oaktree’s evergreen funds earned subsequent to January 1, 2023. We generally continued to earn 100% of the incentive income attributable to Oaktree Capital I in respect of Oaktree’s closed-end funds established prior to 2022. Subsequent to the 2024 Restructuring, the Company no longer earns incentive income as a result of the deconsolidation of Oaktree Capital I. Rather the economics resulting from Oaktree Capital I’s right to earn incentive income are reflected in the Company’s results through investment income earned from the Company’s approximately 74% equity method investment in Oaktree Capital I.
Investment Income
We earn revenue from investment income, which represents our pro-rata share of income or loss from our investments. Historically, investment income was generally from Oaktree Capital I’s capacity as general partner in Oaktree funds and as an investor in Oaktree’s CLOs and third-party managed funds and companies. Subsequent to the 2024 Restructuring, we no longer earn investment income from the direct or indirect fund-related holdings of Oaktree Capital I. Rather the economics resulting from Oaktree Capital I’s investments are reflected in the Company’s investment income earned from the Company’s approximately 74% equity method investment in Oaktree Capital I.
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

Investment Performance
Oaktree’s investment professionals have generated impressive investment performance through multiple market cycles. Oaktree’s long term investment performance track record of positive gross and net IRRs reflects, among many factors, Oaktree’s practice of sizing funds in proportion to Oaktree’s view of the supply of potential attractive investment opportunities. Information regarding Oaktree’s most significant and longest-managed closed-end funds is shown below, as of or for the year ended December 31, 2025.

			Since Inception through December 31, 2025
			IRR Since Inception (1)
($ in millions)	Strategy Inception	Assets Under Management (2)	Gross	Net	Gross Multiple of Drawn Capital (3)
Credit:
Opportunistic Credit	1988	$40,240	21.7%	15.6%	1.8x
Private Credit
Global Private Debt (4)	2012	6,640	nm	nm	1.2x
U.S. Private Debt	2002	1,449	13.0%	8.8%	1.5x
European Private Debt	2013	2,117	9.0%	4.8%	1.2x
Emerging Markets Debt	2012	185	11.2%	7.9%	1.4x

Equity:
Corporate Private Equity
European Principal	1999	4,510	9.8%	5.7%	1.6x
Power Opportunities	1995	7,390	35.0%	27.2%	2.6x
Special Situations	1994	8,164	12.8%	8.9%	2.2x

Real Estate:
Real Estate Opportunities	1994	7,214	14.4%	10.0%	1.5x
Real Estate Debt	2010	3,912	8.9%	4.4%	1.2x

Subtotal		81,821
Other (5)		35,771
Total		$117,592

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
(2) Assets Under Management as of December 31, 2025. All figures are based on the conversion of amounts or cash flows from EUR to USD using the foreign exchange spot rate of 1.17 as of December 31, 2025.
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

Performance of Oaktree’s open-end funds is in part measured in relation to applicable benchmark returns. Oaktree’s emphasis on risk control and credit selection has generally led to outperformance in challenging markets and over full market cycles. Information regarding Oaktree’s open-end funds, together with relevant benchmark data, is set forth below as of or for the periods ended December 31, 2025.

			Since Inception through December 31, 2025
			Annualized Rates of Return (1)
($ in millions)	Strategy Inception	Assets Under Management	Gross	Net	Relevant Benchmark
Credit:
High Yield Bonds
U.S. High Yield Bonds	1986	$16,252	8.4%	7.9%	7.6%
Global High Yield Bonds	2010	2,909	6.4%	5.9%	5.9%

Multi-Asset Credit
Global Credit (2)	2017	18,107	5.9%	5.3%	5.3%
Global Credit Investment Grade (3)	2020	558	4.4%	4.0%	3.2%

Structured Credit
Structured Credit (4)	Various	6,186	nm	nm	nm

Senior Loans
European Senior Loans	2009	595	6.3%	5.7%	6.4%
U.S. Senior Loans	2008	290	6.0%	5.5%	5.3%

Convertible Securities
High Income Convertibles	1989	646	9.6%	8.9%	6.7%
Global ex-U.S. Convertibles	1994	295	7.8%	7.3%	5.5%

Listed Equities:
Emerging Markets Equities
Emerging Markets Equities	2011	7,944	5.3%	4.5%	3.9%

Subtotal		53,782
Other(5)		1,350
Total		$55,132

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
(3) The performance measures reflect Global Credit Investment Grade Fund as the representative account for the Global Credit Investment Grade strategy.
(4)    Includes individual accounts across various strategies with different investment mandates. As such, a combined performance measure is not considered meaningful (“nm”).
(5)    Includes certain European High Yield Bonds and U.S. Convertible accounts.

Information regarding Oaktree’s most significant Evergreen funds is shown below, as of or for the year ended December 31, 2025.

			Since Inception through December 31, 2025
			Annualized Rates of Return (1)
($ in millions)	Strategy Inception	Assets Under Management	Gross	Net
Credit:
Private Credit
Global Private Debt (2)	2012	$9,246	8.8%	6.7%
Oaktree Strategic Credit Fund(3)	2021	7,044	n/a	8.5%
Oaktree Specialty Lending Corporation(3)	2017	2,911	n/a	8.6%

Opportunistic Credit
Value Opportunities (4)	2007	2,988	11.3%	7.4%

Emerging Markets Debt
Emerging Markets Debt (5)	2015	1,282	8.1%	5.9%

Real Estate:
Real Estate Income	2018	2,094	10.3%	8.2%
Real Estate Debt (6)	2022	488	13.5%	11.1%

Subtotal		26,053
Other (7)		3,770
Total (8)		$29,823

(1) Returns represent time-weighted rates of return.
(2) AUM includes institutional evergreen accounts, certain sub-advised assets of Brookfield Reinsurance, a 17Capital fund and a single non-traded BDC. The rates of return reflect the performance of a composite of certain evergreen accounts, which make up $2.2 billion in AUM, and exclude the sub-advised assets of Brookfield Reinsurance, the non-traded BDC, the 17Capital fund and other institutional evergreen accounts.
(3)    The information is presented on a one quarter lag, as of September 30, 2025. The returns presented are calculated as the change in NAV per share during the period, plus distributions per share or capital activity, if any, divided by the beginning NAV per share, assuming a dividend reinvested. For Oaktree Strategic Credit Fund, the returns for Class I shares are presented. The inception of Oaktree Specialty Lending Corporation reflects the year Oaktree acquired the management rights from the former adviser.
(4)    Includes an institutional evergreen account, a separately managed account and fund-of-one accounts. The rates of return reflect the performance of the institutional evergreen account and separately managed account and excludes the fund-of-one accounts.
(5) AUM includes the Emerging Markets Debt Total Return and Emerging Markets Opportunities strategies. The rates of return reflect the performance of a composite of accounts for the Emerging Markets Debt Total Return strategy, including a single account with a December 2014 inception date.
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
(7) Includes certain European Private Debt, Global Credit, Structured Credit, and Value Equity accounts.
(8) Includes information for Oaktree Specialty Lending Corporation and Oaktree Strategic Credit Fund on a one quarter lag, as of September 30, 2025.

Assets Under Management

Oaktree’s assets under management increased $21.0 billion, or 10.4%, to $222.8 billion as of December 31, 2025 from $201.8 billion as of December 31, 2024, primarily driven by $14.3 billion of capital commitments to closed-end funds, $14.1 billion of market value appreciation and foreign currency translation, and $7.7 billion of net inflows into open-end and evergreen funds, partially offset by $14.0 billion of distributions from closed-end funds and $2.0 billion due to change in uncalled capital commitments for funds entering liquidation. The $14.3 billion of capital commitments to closed-end funds over the last twelve months included $3.1 billion for CLOs, $2.8 billion for 17Capital Preferred Fund 6, $2.0 billion for 17Capital Credit Fund 2, $1.2 billion for Special Situations Fund IV, $1.0 billion for Asset-backed Finance Fund, $1.0 billion for Power Opportunities Fund VII, $0.5 billion for Real Estate Debt Fund IV, $0.4 billion for Real Estate Opportunities Fund IX and $0.2 billion for Oaktree Lending Partners.

	As of December 31,
	2025	2024
	(in millions)
Assets Under Management:
Closed-end funds	$117,592	$113,157
Open-end funds	55,132	46,074
Evergreen funds	29,823	23,190
DoubleLine and other minority corporate investment (1)	20,255	19,382
Total	$222,802	$201,803

(1)    Reflects Oaktree’s pro rata portion of DoubleLine’s (based on 20% ownership) and Duration Capital’s (based on 25% ownership) total AUM.
The following table details the change in Oaktree’s AUM during the years ended December 31, 2025 and 2024.

	Year ended December 31,
	2025	2024
	(in millions)

Beginning balance	$201,803	$189,171
Closed-end funds:
Capital commitments/other (2)	14,324	15,508
Acquisitions and divestitures	—	(2,053)
Distributions for a realization event/other (3)	(13,978)	(13,052)
Change in uncalled capital commitments for funds entering or in liquidation (4)	(1,973)	(2,215)
Change in market value, foreign-currency translation, and transfers, net (5)	6,062	4,829
Open-end funds:
Contributions	11,473	14,419
Redemptions	(9,191)	(10,316)
Change in market value, and foreign-currency translation, and transfers, net (5)	6,775	2,481
Evergreen funds:
Contributions or new capital commitments (6)	8,921	5,344
Redemptions or distributions (7)	(3,477)	(3,003)
Change in uncalled capital commitments for funds entering or in liquidation (4)	(3)	(1)
Divestitures	—	(1,264)
Change in market value, and foreign-currency translation, and transfers, net (5)	1,233	1,526
Change in applicable leverage	(40)	(50)
DoubleLine:
Net change in DoubleLine	873	479
Ending balance	$222,802	$201,803

(1) Reflects our pro rata portion of DoubleLine’s (based on 20% ownership) and of Duration Capital’s (based on 25% ownership) total AUM.
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

(5) The change in market value reflects the change in NAV of Oaktree’s funds, less management fees and other fund expenses, as well as changes in the aggregate par value of collateral assets and principal cash held by CLOs and other levered funds.
(6) These amounts include contributions and capital commitments, and for Oaktree’s publicly-traded BDCs, issuances of equity or debt capital.
(7) These amounts include redemptions and distributions, and for Oaktree’s publicly-traded BDCs, dividends, repurchases of equity capital or repayment of debt.

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
We benefit from Oaktree’s extensive in-house global Business Development group, which is dedicated to relationship management, sales and client service in the Americas, Asia/Pacific, Europe and the Middle East. This relationship management, sales and client service team is augmented by product specialists and dedicated support staff across the areas of due diligence services, product management and marketing programming.
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
Oaktree considers its labor relations to be good. As of December 31, 2025, we had no employees. OCM had 968 employees and OCM Cayman had 547 employees.
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
As explained above, Oaktree’s operations are conducted through a group of operating entities collectively referred to as the “Oaktree Operating Group.” Subsequent to the 2024 Restructuring, we have an indirect economic interest in only one of the six Oaktree Operating Group members through the Company’s approximately 74% equity method investment in Oaktree Capital I. Please see “Business—Structure and Operation of our Business” above for more details, including regarding the 2024 Restructuring. OCGH has a direct economic interest in all of the Oaktree Operating Group members. The interests in the Oaktree Operating Group are referred to as the “Oaktree Operating Group units.” An Oaktree Operating Group unit is not a separate legal interest but represents one limited partnership interest in each of the Oaktree Operating Group entities.

The diagram below depicts our organizational structure in simplified form as of December 31, 2025.

____________________
(1)Holds 100% of the Class B units, which represent 78% of the total combined voting power of our outstanding Class A and Class B units. The Class B units have no economic interest in us. The general partner of Oaktree Capital Group Holdings, L.P. is Oaktree Capital Group Holdings GP, LLC, which is controlled by our senior executives.
(2)Brookfield Oaktree Holdings, LLC is the public registrant and the issuer of the Series A and Series B preferred units listed on the NYSE. It also indirectly holds the preferred mirror units issued by Oaktree Capital I, L.P.
(3)Three additional entities, which are not subsidiaries of ours and are not reflected in this diagram, own interests in Brookfield OCM Holdings II, LLC which entitle them to receive (i) two-thirds of carried interest distributions from new funds organized in or after 2022 and incentive income from evergreen funds in 2022 and subsequent years and (ii) income from designated investments and investments having certain tax characteristics.
(4)The percent economic interest in Oaktree Capital I, L.P. represents the aggregate number of Oaktree Capital I, L.P. units (other than mirror preferred units) held, directly or indirectly, as a percentage of the total number of Oaktree Capital I, L.P. units (other than mirror preferred units and Class P common units) outstanding. As of December 31, 2025, there were 160,391,299 Oaktree Capital I, L.P. units outstanding.
(5)Two additional entities, which are not subsidiaries of ours and are not reflected in this diagram, own a less than 1% interest in Oaktree Capital I, L.P.

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

Financial and Other Information
Financial and other information for the years ended December 31, 2025, 2024 and 2023 are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Metrics” included elsewhere in this annual report.
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
Item 1A. Risk Factors
We are subject to a number of material risks inherent in our business. You should carefully consider the risks and uncertainties described below and other information included in this annual report. If any of the events described below occur, our business and financial results could be seriously harmed. The trading price of our preferred units could decline as a result of any of these risks, and you could lose all or part of your investment. References to past events are provided by way of example only and are not intended to be a complete listing or representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future.
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
Our business and the businesses in which Oaktree’s funds invest are materially affected by conditions in the global financial markets and economic conditions throughout the world that are outside our control, such as interest rates, the availability and cost of credit, inflation rates, general economic uncertainty, political uncertainty, changes in laws (including laws relating to taxation), trade barriers, commodity prices, currency exchange rates and controls, volatility in financial markets, the impacts of public health issues, such as pandemics and epidemics, and national and international political circumstances (including economic and political events in or affecting the world’s major economies, such as the ongoing war between Russia and Ukraine, conflicts in the Middle East and controversies regarding Greenland). These and other uncertain conditions in the global financial markets and economy have resulted in, and may continue to result in, adverse consequences for many of Oaktree’s funds, including restricting such funds’ investment activities and impeding such funds’ ability to effectively achieve their investment objectives. Sanctions imposed by the U.S. and other countries in connection with hostilities between Russia and Ukraine and the tensions between China and Taiwan have caused additional financial market volatility and affected the global economy. In addition, concerns over future increases in inflation, economic recession, as well as interest rate volatility and fluctuations in oil and gas prices resulting from global production and demand levels, as well as geopolitical tension, have exacerbated market volatility.

Market uncertainty and volatility have also been magnified as a result of ongoing uncertainties regarding actual and potential shifts in U.S. and foreign trade, economic and other policies, including with respect to treaties and tariffs. Starting in 2025, the U.S. has enacted and proposed to enact significant new tariffs or other trade barriers. In that connection, certain countries subject to such trade barriers have imposed or expressed an intent to impose similar measures in return. Additionally, President Trump has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. There continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. There can be no assurance that future economic conditions in the U.S. or elsewhere around the world will be favorable to our business.
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

Certain of Oaktree’s funds and their portfolio companies are in industries that have been impacted by inflation. Inflationary pressures in recent years have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and Oaktree’s funds’ portfolio companies’ operations, and profit margins may be pressured if inflation re-accelerates, particularly for companies that lack pricing power. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results. In addition, any projected future decreases in the operating results of Oaktree’s funds’ portfolio companies due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of Oaktree’s fund investments could result in future realized or unrealized losses.
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
Our revenues and cash flow are more volatile and limited following the 2019 Restructuring, the 2022 Restructuring and the 2024 Restructuring. As a result of the 2024 Restructuring, the Company no longer consolidates the operations of Oaktree Capital I, but rather accounts for the Company’s approximately 74% interest in Oaktree Capital I under the equity method of accounting. As such, subsequent to the 2024 Restructuring, the Company’s revenue is primarily the investment income earned from (i) limited partner investments in certain of Oaktree’s flagship opportunistic funds, (ii) an equity method investment in Oaktree Capital I, and (iii) an indirect ownership in Brookfield REIT. If we were to experience a significant reduction in investment income, we may not be able to pay future distributions on our preferred units.
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
Poor performance of Oaktree funds could adversely affect Oaktree’s assets under management and ability to raise capital for future funds and poor performance of funds in which we are directly or indirectly invested would cause a decline in our revenues, net income and cash flow.
When any of Oaktree’s funds performs poorly, either by incurring losses or underperforming benchmarks or Oaktree’s competitors, Oaktree’s investment record suffers. Poor investment performance by Oaktree funds in which we are directly or indirectly invested also adversely affects our investment income and, all else being equal, may lead to a decline in Oaktree’s AUM. In such circumstances, we may experience losses on our investments of our own capital or losses through our equity method investment in Oaktree Capital I. Poor performance of Oaktree’s funds could also make it more difficult for Oaktree to raise new capital for Oaktree. Investors in Oaktree’s closed-end funds may decline to invest in future closed-end funds Oaktree raises, and investors in open-end and evergreen funds may withdraw their investments in the funds (on specified withdrawal dates) as a result of poor performance. During periods of market volatility, investor redemption or repurchase requests for open-end and evergreen funds are likely to be elevated, which may negatively impact the fees we earn from such vehicles. Investor subscriptions to certain of such vehicles have also at times been, and may in the future be, reduced, and investor redemptions or repurchase requests elevated, in the face of negative media or public sentiment with respect to the asset classes of such vehicles. To the extent appropriate and permissible under a vehicle’s constituent documents, we have previously and may in the future limit or prorate redemptions or repurchases in such vehicle for a period of time. This has, and may in the future, make such vehicles less attractive to investors and negatively impact subscriptions to such vehicles for a period of time, which could have a material adverse effect on the revenues we derive from such vehicles. Oaktree’s investors and potential investors continually assess Oaktree’s funds’ performance, both on a standalone basis and relative to market benchmarks, Oaktree’s competitors, and other investment products, and Oaktree’s ability to raise capital for Oaktree’s existing and future funds and avoid excessive redemption levels depends on Oaktree’s funds’ performance.
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
Regulations related to AI Technologies continue to evolve and may also impose on Oaktree and us certain obligations and costs related to monitoring and compliance. In October 2023, the former Presidential Administration signed an executive order (the “October 2023 Executive Order”) that established new standards for AI safety and security. However, in January 2025, the current Presidential Administration signed an executive order that rescinded the October 2023 Executive Order and required the development of an AI action plan that is consistent with the current Presidential Administration’s policy; such AI action plan was subsequently released in July 2025. Further, in the absence of a comprehensive federal AI law in the United States, AI-related legislation is emerging as a patchwork of laws and regulations on the federal and state levels. For example, the Colorado AI Act, which goes into effect on June 30, 2026, imposes various obligations on developers and deployers of “high-risk” AI systems. Other states, including California, Texas, and Utah, among others, have passed or are in the process of enacting or considering additional laws and regulations relating to the use and development of AI Technologies. However, the AI regulatory environment in the U.S. is still evolving; for example, on December 11, 2025, the current Presidential Administration signed an executive order aimed at limiting state-level AI legislation and enforcement, but such executive order may be subject to legal challenge. In the EU, a regulation applicable to certain AI Technologies and the data used to train, test and deploy them (the “EU AI Act”) entered into force in August 2024, with most of its obligations applying in phases from 6 to 36 months thereafter. The EU AI Act imposes significant requirements on both the providers and deployers of AI Technologies, and significant sanctions for breaches. Moreover, claims for damages in respect of AI Technologies may also be possible (and in certain jurisdictions, facilitated by revisions to regulations on liability). The EU is also currently considering further targeted amends to the EU AI Act. The costs of preparing for, monitoring and complying with laws and regulations related to AI Technologies, and any claims or penalties as the result of any use of or reliance on AI Technologies, could, if applicable, adversely affect Oaktree, us and/or third parties connected to Oaktree or us (whether directly or indirectly), which could adversely affect our business and results of operations.
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

The SEC has also proposed and can be expected to propose other rules that may impact our or Oaktree’s operations. Such rules could expose Oaktree’s registered investment advisers to additional regulatory liability, increase compliance costs, impose limitations on Oaktree’s investing activities and place burdens on Oaktree’s resources, including the time and attention of Oaktree’s personnel, and heighten the risk of regulatory action. In addition, the SEC has recently indicated an intention to focus on making alternative investments more available to retail investors. As an example, the President’s 2025 Executive Order to the U.S. Department of Labor to provide 401(k) plan fiduciaries with greater protection against litigation when offering investment options that include alternative assets supports the SEC’s enhanced focus and efforts to expand access to the “alternative asset” class. The Executive Order considers “alternative assets” to include private market investments, direct and indirect holdings in real estate, digital assets, commodities and infrastructure investments. While the full extent of the anticipated SEC rulemaking or guidance is still to be determined, potential changes relating to (i) accredited investor and/or qualified purchaser status or (ii) disclosure requirements surrounding fees are likely to have an impact on the operations of our or Oaktree’s funds, including the types of products we and Oaktree offer and the investor base we target.
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
Additionally, the General Data Protection Regulation (the “GDPR”) became applicable in all European Union (“EU”) member states on May 25, 2018. This regulation added a broad array of requirements for handling personal data of individuals that are residents of the EU and the processing and transfer of that data from the EU and could impose a fine of up to 4% of global annual revenue or 20 million euros, whichever is higher, for violations. The GDPR has resulted in and will continue to result in significantly greater compliance burdens and costs for companies like Oaktree. Further, due to Brexit (discussed below), Oaktree is required to comply with the GDPR and also the U.K. equivalent (“U.K. GDPR”). The relationship between the UK and the EU in relation to certain aspects of data protection law remains unsettled, and any changes may lead to additional costs and increase our overall risk exposure. In particular, both the UK and the EU have in 2025 enacted or proposed changes to their data protection regimes that have introduced or will introduce increasing divergence.
In the U.S., the Gramm-Leach-Bliley Act of 1999 (the “GLBA”) imposes privacy requirements on financial institutions, including obligations to protect and safeguard consumers' nonpublic personal information and records, and limits the ability to share and reuse such information. Under the GLBA, beginning in May 2024, the Federal Trade Commission will require financial institutions to report the unauthorized acquisition of unencrypted customer information involving at least five hundred customers, within thirty days of discovery. Additionally, the SEC has adopted amendments to Regulation S-P, an underlying regulation of GLBA, that took effect December 3, 2025. These amendments impose operationally challenging notification requirements and obligations to implement written policies and procedures to govern oversight of service providers that will likely increase associated compliance costs. In December 2023, an SEC rule went into effect which requires us to report within four days on a Form 8-K any cybersecurity incident determined to be material. Material incidents requiring such disclosure include those involving a third party provider. At the state level, California was the first state to pass a comprehensive privacy law when it enacted the California Consumer Privacy Act of 2018, which initially went into effect on January 1, 2020, and was subsequently amended by the California Privacy Rights Act of 2020 (“CPRA”) and all implementing regulations thereto (collectively, the “CCPA”). The CCPA imposes sweeping data protection obligations on many companies doing business in California and provides for substantial fines for non-compliance and, in some cases, a private right of action for consumers who are victims of data breaches involving their unencrypted personal information. The CCPA is enforceable by the California Attorney General and the California Privacy Protection Agency. In March of 2021, Virginia enacted the Virginia Consumer Data Protection Act, creating the second comprehensive U.S. state privacy law, which took effect on January 1, 2023 (the same day CPRA took effect). Many additional states have since also passed comprehensive state privacy laws with additional obligations and requirements on businesses, with many more states considering passing their own similar laws. In addition to the state of Virginia, Colorado, Utah and Connecticut enacted data privacy laws that went into effect in 2023; Montana, Oregon and Texas enacted data privacy laws that went into effect in 2024; Delaware, Iowa, Maryland, Minnesota, Nebraska, New Hampshire, New Jersey, and Tennessee enacted data privacy laws that went into effect in 2025; and Indiana, Kentucky, and Rhode Island enacted data privacy laws that went into effect on January 1, 2026. Many regulators, including the Federal Trade Commission, have indicated an intention to take more aggressive enforcement actions regarding data privacy and security matters, and related private litigation is increasing and resulting in progressively larger judgments and settlements.
It remains unclear how various provisions of these newer laws will be interpreted and enforced. These and other data privacy, security and use laws and regulations and their interpretations continue to develop and may be inconsistent from jurisdiction to jurisdiction. The effects of the GDPR and U.K. GDPR, CCPA, and other U.S. state, U.S. federal, and international data privacy, security and use laws and regulations are significant and may require Oaktree to modify its data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such laws and regulations. Any inability, or perceived inability, by us or Oaktree funds’ portfolio companies to adequately address data protection or privacy concerns, or comply with applicable laws, regulations, policies, industry standards and guidance, contractual obligations, or other legal obligations, even if unfounded, could result in significant legal, regulatory and third-party liability, increased costs, disruption of our and Oaktree funds’ portfolio companies’ business and operations, and a loss of client (including investor) confidence and other reputational damage. Many regulators have indicated an intention to take more aggressive enforcement actions regarding data privacy matters, and private litigation resulting from such matters is increasing and resulting in progressively larger judgments and settlements. For example, the SEC’s stated 2026 examination priorities included an intended focus on advisers’ policies and procedures related to information security and operational risks in the safeguarding of customer records and information. Furthermore, as new data protection and privacy-related laws and regulations are implemented, the time and resources needed for Oaktree and Oaktree funds’ portfolio companies to comply with such laws and regulations continues to increase and become a significant compliance workstream.

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
Any determination that Oaktree personnel have violated the Foreign Corrupt Practices Act (the “FCPA”), UK anti-bribery laws or other applicable anti-corruption laws could subject Oaktree to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could adversely affect our reputation, business, financial condition or results of operations. Although the current U.S. Presidential administration has signed an executive order to pause, subject to certain exceptions, the initiation of new investigations and enforcement actions under the FCPA, such laws have attracted significant regulatory focus in recent years, including outside of the United States. For example, the SEC will be responsible for examining investment advisers’ compliance with a U.S. Department of Treasury’s Financial Crimes Enforcement Network (“FinCEN”) rule currently scheduled to go into effect January 2026, that requires registered investment adviser and exempt reporting advisers to, among other measures, adopt an anti-money laundering and countering the financing of terrorism (“AML/CFT”) program, file certain reports with FinCEN and to maintain records related to such activities. The application of these rules would impose significant compliance costs on us. The EU and the U.K. are similarly revising their respective anti-money laundering regimes. The EU’s revised anti-money laundering regime is expected to come into effect as early as June 2026 and the U.K. has also significantly expanded the reach of its anti-bribery laws. While Oaktree has policies and procedures designed to ensure compliance by its personnel with the FCPA, such policies and procedures may not be effective in all instances to prevent violations. In addition, in light of the executive order to pause initiation of new FCPA investigations and enforcement actions in the U.S., other asset managers, particularly those who, unlike Oaktree, are not subject to the anti-corruption laws of a jurisdiction outside of the United States, may implement changes to their FCPA or anti-money laundering policies that would provide such managers access to investment opportunities that may not be available to Oaktree because of its current policies and procedures.
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
The future internal rate of return for any current or future fund may vary considerably from the historical internal rate of return generated by any particular fund, or for Oaktree’s funds as a whole. In addition, future returns will be affected by the applicable risks described elsewhere in this annual report, including risks of the industries and businesses in which a particular fund invests. Moreover, the Company’s investment income earned from the Company’s equity method investment in Oaktree Capital I generally reflects only one-third of the incentive income attributable to Oaktree Capital I in respect of Oaktree’s closed-end funds established in 2022 or later and in respect of incentive income from Oaktree’s evergreen funds earned subsequent to January 1, 2023.
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
Following the 2022 Restructuring, the only entity within the Oaktree Operating Group in which we have an indirect economic interest is Oaktree Capital I. As a result of the 2024 Restructuring, the Company no longer consolidates the operations of Oaktree Capital I, but rather accounts for the Company’s approximately 74% interest in Oaktree Capital I under the equity method of accounting. As such, subsequent to the 2024 Restructuring, the Company’s revenue is primarily the investment income earned from (i) limited partner investments in certain of Oaktree’s flagship opportunistic funds, (ii) an equity method investment in Oaktree Capital I, and (iii) an indirect ownership in Brookfield REIT. Please see “Item 1. Business—Structure and Operation of our Business.”
We hold a limited partner interest in, and made a capital commitment of, $750.0 million to Oaktree Opportunities Fund XI, L.P., a parallel investment vehicle thereof or a feeder fund in respect of one of the foregoing (such limited partner interest, the “Opps XI Investment” and such fund entities collectively, “Opps XI”). In order to fund the Opps XI Investment, our sole Class A unitholder, or one of its affiliates, contributes cash as a capital contribution (the “Opps XI Investment Cash”) as and to the extent required to satisfy our obligations to Opps XI. We will use the Opps XI Investment Cash solely to fund the Opps XI Investment and satisfy our obligations in respect of Opps XI. Distributions from the Opps XI Investment are intended for the benefit of the Class A unitholder, subject to applicable law. Our preferred unitholders should not rely on distributions received by us in respect of our Opps XI Investment for payment of distributions on or redemption of the preferred units. As of December 31, 2025, the Company has funded in the aggregate $637.5 million of the $750.0 million capital commitment. $379.0 million of the investment interest was pledged as collateral for two non-recourse credit facilities of an affiliate. The potential exposure is limited to the pledged interests.
In addition, we hold a limited partner interest in, and made a capital commitment of, $750.0 million to Oaktree Opportunities Fund XII, L.P., a parallel investment vehicle thereof or a feeder fund in respect of one of the foregoing (such limited partner interest, the “Opps XII Investment” and such fund entities collectively, “Opps XII”). Subsequently, the Company made an additional commitment of $46.2 million. In order to fund the Opps XII Investment, our sole Class A unitholder, or one of its affiliates, contributes cash as a capital contribution (the “Opps XII Investment Cash”) as and to the extent required to satisfy our obligations to Opps XII. We will use the Opps XII Investment Cash solely to fund the Opps XII Investment and satisfy our obligations in respect of Opps XII. Distributions from the Opps XII Investment are intended for the benefit of the Class A unitholder, subject to applicable law. Our preferred unitholders should not rely on distributions received by us in respect of our Opps XII Investment for payment of distributions on or redemption of the preferred units. As of December 31, 2025, the Company has funded in the aggregate $218.9 million of the $796.2 million capital commitment.
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

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Oaktree maintains a cyber risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats. This program is integrated into Oaktree’s overall enterprise risk management processes and is focused on protecting the Company’s corporate information technology environment and related information assets.
The underlying controls of the cyber risk management program are designed to meet Oaktree’s business requirements, risk profile, and operational requirements. The program leverages elements of recognized industry frameworks, including the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”). Oaktree conducts annual security testing through an internal audit of its cyber risk management program and an independent third-party penetration test of its systems. Oaktree has developed and implemented controls and processes to oversee and manage its engagements with third-party vendors. These procedures encompass pre-engagement due diligence efforts and ongoing monitoring of third-party vendors that are considered to be high risk. Although these controls and processes are designed to mitigate risks, they do not guarantee the elimination of all potential risks. The effectiveness of these controls and processes is dependent on a variety of factors, some of which are outside our control.
A Managed Security Service Provider (MSSP) operates Oaktree’s Security Operations Center, providing 24/7 monitoring of the Company’s global systems and responds to initial security alerts. Alerts are escalated to Oaktree’s Cybersecurity team for investigation, response and remediation, as appropriate. Oaktree engages third-party service providers and utilizes external technologies to support the performance and effectiveness of its cybersecurity program and to supplement internal capabilities.
Oaktree’s Chief Information Security Officer leads Oaktree’s cybersecurity team and reports to Oaktree’s Chief Technology Officer. The Chief Information Security Officer is responsible for overseeing Oaktree’s cyber risk management program, including assessing and managing cybersecurity risks, and informing senior management regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents. The cybersecurity team has significant experience in information technology, cybersecurity, operations, governance, risk management, and compliance, and leverages threat intelligence as well as other information obtained from governmental, public and private sources, including external consultants engaged by Oaktree.
The Chief Information Security Officer has over 25 years of experience in information technology and cybersecurity leadership, specializing in areas such as cybersecurity, IT governance, controls, compliance, network engineering and cloud computing.
The audit committee of the board of directors oversees the cybersecurity risk management program. The cybersecurity team provides periodic updates to the audit committee regarding Oaktree’s cybersecurity posture, key risks, and the effectiveness of the cybersecurity program. Oaktree’s Internal Audit team also reports the results of its annual cybersecurity audits to the audit committee.
Oaktree faces risks from cybersecurity threats that could have a material adverse effect on its business, financial condition, results of operations, cash flows, or reputation. Oaktree has experienced, and expects to continue to experience, cyber incidents in the ordinary course of its business. However, we are not currently aware of any current or past cyberattacks or other incidents that, individually or in the aggregate, have materially affected, or are reasonably likely to materially affect, Oaktree’s business, business strategy, financial condition, results of operations, or cash flows. See “Risk Factors – Risks Relating to Our Business – Oaktree’s failure to maintain the security of its information and technology networks, including personal data and client information, intellectual property and proprietary business information could have a material adverse effect on us.”

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
Our Class A units are not listed on a securities exchange. The number of holders of record of our Class A units as of March 24, 2026 was one.
Equity Compensation Plan Information
The following table sets forth information concerning the awards that may be issued under the Amended and Restated 2011 Equity Incentive Plan (the “2011 Plan”) as of December 31, 2025.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	22,109,537	—	2,174,780
Total (3)	22,109,537	—	2,174,780

(1)    Reflects the aggregate number of OCGH units, Class A units, OEP units, OEP II units, and phantom units granted under the 2011 Plan as of December 31, 2025.
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
(3)    As of December 31, 2025, 4,929,054 OCGH units have been granted under the 2007 Plan. However, such amounts are not reflected in this table because our board of directors has resolved that the administrator of the 2007 Plan will no longer grant awards under the 2007 Plan.
Unregistered Sales of Equity Securities and Purchases of Equity Securities in the Fourth Quarter of 2025
None.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements of Brookfield Oaktree Holdings, LLC and the related notes included within this annual report. For a discussion and analysis of historical periods ended before January 1, 2024, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2024. This discussion contains forward-looking statements that are subject to risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. The factors listed under “Risk Factors” and “Forward-Looking Statements” in this annual report provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in any forward-looking statements.

Business Overview
Brookfield Oaktree Holdings, LLC holds Credit, Real Estate and Equity investments managed by leading alternative asset management firms Oaktree Capital Management, L.P. and Brookfield Asset Management Ltd. The Company both directly invests in funds and has indirect exposure through its approximately 74% economic interest in Oaktree Capital I, L.P. (“Oaktree Capital I”), which holds a majority of Oaktree’s investments in its funds.

Brookfield Oaktree Holdings, LLC is a Delaware limited liability company that was formed on April 13, 2007 under the name Oaktree Capital Group, LLC. The Company’s ownership and operational structure through December 31, 2025 are the result of certain mergers and restructurings. The Company’s holdings and operations currently primarily represent (i) limited partner investments in certain of Oaktree’s flagship opportunistic credit funds, (ii) an approximately 74% economic interest in Oaktree Capital I, which holds a majority of Oaktree’s investments in its funds, and (iii) an indirect ownership interest in Brookfield Real Estate Income Trust Inc. (“Brookfield REIT”). The Company is the issuer of the Series A and Series B preferred units listed on the NYSE.
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

The ongoing Russia-Ukraine conflict, including global sanctions imposed on Russia, conflict in the Middle East, controversies regarding Greenland, and changes in trade policies of the United States and other countries, including the imposition of tariffs and retaliatory tariffs, create continued uncertainty and volatility in the global financial markets and economy and, as a result, may adversely impact Oaktree’s businesses and its funds’ and their respective portfolio companies’ business. As of the date of this filing, we are not aware of any material risk to the stability of our consolidated financial statements caused by the Russia-Ukraine conflict, the conflict in the Middle East or changes in U.S. and global trade policies, or the materiality of any effect such uncertainties may have on our business and operations.

There has been significant recent progress and developments in the area of generative artificial intelligence but the impact to our business of such evolving technology cannot be fully determined at this time.
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

Historically, we had the potential to earn incentive income from many of the closed-end funds and certain evergreen funds managed by Oaktree in Oaktree Capital I’s capacity as the general partner of those funds. These closed-end funds generally provided that we received incentive income only after we had returned to Oaktree’s investors all of their contributed capital plus an annual preferred return, typically 8%. Once this occurred, we generally received as incentive income 80% of all distributions otherwise attributable to Oaktree’s investors, and those investors received the remaining 20% until we had received, as incentive income, 20% of all such distributions in excess of the contributed capital from the inception of the fund. Thereafter, all such future distributions attributable to Oaktree’s investors were distributed 80% to those investors and 20% to us as incentive income. As a result of the 2022 Restructuring, we were generally only entitled to earn one-third of the incentive income attributable to Oaktree Capital I in respect of Oaktree’s closed-end funds established in 2022 or later and in respect of incentive income from Oaktree’s evergreen funds earned subsequent to January 1, 2023. We were generally earning 100% of the incentive income attributable to Oaktree Capital I in respect of Oaktree’s closed-end funds established prior to 2022. Subsequent to the 2024 Restructuring, the Company no longer earns incentive income as a result of the deconsolidation of Oaktree Capital I. Rather the economics resulting from Oaktree Capital I’s right to earn incentive income are reflected in the Company’s results through investment income earned from the Company’s approximately 74% equity method investment in Oaktree Capital I.

We earn revenue from investment income, which represents our pro-rata share of income or loss from our investments. Historically, investment income was generally from Oaktree Capital I’s capacity as general partner in Oaktree funds and as an investor in Oaktree’s CLOs and third-party managed funds and companies. Subsequent to the 2024 Restructuring, we no longer earn investment income from the direct fund-related holdings of Oaktree Capital I. Rather the economics resulting from Oaktree Capital I’s investments are reflected in the Company’s investment income earned from the Company’s approximately 74% equity method investment in Oaktree Capital I.
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

GAAP Consolidated Results of Operations

The following table sets forth our audited consolidated statements of operations:

	Year Ended December 31,
	2025	2024	2023
	(in thousands, except per unit data)
Revenues:
Interest and dividend income	$483,025	$490,389	$348,801
Incentive income	—	117,529	267,325
Investment income	196,521	170,032	72,664
Total revenues	679,546	777,950	688,790
Expenses:
Compensation and benefits	(1,077)	(1,009)	(675)
Incentive income compensation	—	(22,168)	(134,837)
General and administrative	(3,168)	(3,182)	(5,556)
Consolidated fund expenses	(84,258)	(81,066)	(65,768)
Interest expense	(88,648)	(99,773)	(50,272)
Total expenses	(177,151)	(207,198)	(257,108)
Other income (loss):
Net realized gain (loss) on consolidated funds’ investments	52,275	65,644	79,420
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	(31,455)	150,666	29,064
Total other income (loss)	20,820	216,310	108,484
Income before income taxes	523,215	787,062	540,166
Income taxes	—	—	—
Net income	523,215	787,062	540,166
Less:
Net income loss attributable to non-controlling interests in consolidated funds	(272,350)	(417,901)	(245,928)
Net income loss attributable to non-controlling interests in consolidated subsidiaries	(1,627)	(61,637)	(73,061)
Net income attributable to Brookfield Oaktree Holdings, LLC	249,238	307,524	221,177
Net income attributable to preferred unitholders	(27,316)	(27,316)	(27,316)
Net income attributable to Brookfield Oaktree Holdings, LLC Class A unitholders	$221,922	$280,208	$193,861

Distributions declared per Class A unit	$2.10	$2.84	$1.00
Net income per Class A unit (basic and diluted):
Net income per Class A unit	$1.88	$2.45	$1.80
Weighted average number of Class A units outstanding	118,186	114,452	107,590

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
Revenues
Interest and Dividend Income
Interest and dividend income decreased $7.4 million, or 1.5%, to $483.0 million for the year ended December 31, 2025, from $490.4 million for the year ended December 31, 2024. The decrease was primarily attributable to the deconsolidation of Oaktree Capital I as a result of the 2024 Restructuring, partially offset by higher income from our investments in Opps XI and Opps XII.

Incentive Income
Subsequent to the 2024 Restructuring, we no longer earn incentive income due to the deconsolidation of Oaktree Capital I.
Investment Income
A summary of investment income is set forth below:

	Year Ended December 31,
	2025	2024
Income (loss) from investments in funds:	(in thousands)
Oaktree funds:
Credit	$58,801	$149,504
Equity	—	4,105
Real Estate	3,132	(15,420)
Non-Oaktree	—	9,911
Total investment income - Before equity-method investment in Oaktree Capital I	61,933	148,100
Equity-method investment in Oaktree Capital I	192,973	127,872
Total investment income - Oaktree and operating subsidiaries	254,906	275,972
Eliminations	(58,385)	(105,940)
Total investment income	$196,521	$170,032
Investment income increased $26.5 million, or 15.6%, to $196.5 million for the year ended December 31, 2025, from $170.0 million for the year ended December 31, 2024 primarily reflecting the performance of Oaktree Capital I and Brookfield REIT.
Expenses
Incentive Income Compensation
Subsequent to the 2024 Restructuring, we no longer incur incentive income compensation expense due to the deconsolidation of Oaktree Capital I.
General and Administrative
General and administrative expense was unchanged at $3.2 million for the year ended December 31, 2025, compared to the year ended December 31, 2024.
Consolidated Fund Expenses
Consolidated fund expenses increased $3.2 million, or 3.9%, to $84.3 million for the year ended December 31, 2025, from $81.1 million for the year ended December 31, 2024. The increase is primarily due to higher general costs incurred by Opps XII, partially offset by the deconsolidation of Oaktree Capital I’s consolidated funds following the 2024 Restructuring.
Interest Expense
Interest expense decreased $11.2 million, or 11.2%, to $88.6 million for the year ended December 31, 2025, from $99.8 million for the year ended December 31, 2024. The decrease is primarily driven by the deconsolidation of Oaktree Capital I and its consolidated funds as a result of the 2024 Restructuring.
Other Income (Loss)
Net Realized Gain (Loss) on Consolidated Funds’ Investments
Net realized gain on consolidated funds’ investments decreased $13.3 million, to $52.3 million for the year ended December 31, 2025, from $65.6 million for the year ended December 31, 2024. The net realized gain during the year ended December 31, 2025 reflects our consolidated funds’ performance on investments sold and the decline is primarily due to Opps XII.

Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
The net change in unrealized appreciation (depreciation) on consolidated funds’ investments decreased $182.2 million, to a depreciation of $31.5 million for the year ended December 31, 2025, from an appreciation of $150.7 million for the year ended December 31, 2024. Excluding the impact of the reversal of net realized gain (loss) on consolidated funds’ investments, the net change in unrealized appreciation (depreciation) on consolidated funds’ investments decreased $195.5 million to a net gain of $20.8 million for the year ended December 31, 2025, from a net gain of $216.3 million for the year ended December 31, 2024, primarily resulting from our investments in Opps XI.
Net (Income) Loss Attributable to Non-controlling Interests in Consolidated Funds
Net (income) loss attributable to non-controlling interests in consolidated funds decreased $145.5 million, or 34.8% to net income of $272.4 million for the year ended December 31, 2025, from net income of $417.9 million for the year ended December 31, 2024. The decrease reflected our consolidated funds’ performance attributable to third-party investors in each period. These effects are described in more detail under “—Other Income (Loss)” above.
Net Income (Loss) Attributable to Brookfield Oaktree Holdings, LLC Class A Unitholders
Net income (loss) attributable to Brookfield Oaktree Holdings, LLC Class A unitholders decreased $58.3 million, or 20.8%, to $221.9 million for the year ended December 31, 2025, from $280.2 million for the year ended December 31, 2024, primarily reflecting lower other income related to our consolidated funds. These effects are described in more detail under “— Other Income (Loss)” above.

GAAP Statement of Financial Condition
We manage our financial condition without the consolidation of Oaktree funds. Since Oaktree’s founding, Oaktree and, by extension, we have managed our financial condition in a way that builds our capital base and maintains sufficient liquidity for known and anticipated uses of cash.
The following table presents our GAAP consolidating statement of financial condition:

	As of December 31, 2025
	Oaktree and Operating Subsidiaries	Consolidated Funds	Eliminations	Consolidated
	(in thousands)
Assets:
Cash and cash-equivalents	$6,766	$—	$—	$6,766
Corporate investments	2,225,411	—	(794,638)	1,430,773
Receivables and other assets	32,599	—	—	32,599
Assets of consolidated funds	—	5,330,174	—	5,330,174
Total assets	$2,264,776	$5,330,174	$(794,638)	$6,800,312
Liabilities and Capital:
Liabilities:
Accounts payable and accrued expenses	$554	$—	$—	$554
Liabilities of consolidated funds	—	1,463,925	—	1,463,925
Total liabilities	554	1,463,925	—	1,464,479
Non-controlling redeemable interests in consolidated funds	—	—	3,071,611	3,071,611
Capital:
Capital attributable to BOH preferred unitholders	400,584	—	—	400,584
Capital attributable to BOH Class A unitholders	1,854,246	588,032	(588,032)	1,854,246
Non-controlling interest in consolidated subsidiaries	9,392	206,606	(206,606)	9,392
Non-controlling interest in consolidated funds	—	3,071,611	(3,071,611)	—
Total capital	2,264,222	3,866,249	(3,866,249)	2,264,222
Total liabilities and capital	$2,264,776	$5,330,174	$(794,638)	$6,800,312
Corporate Investments

	As of December 31,
	2025	2024
	(in thousands)
Oaktree funds:
Credit	$799,483	$852,425
Real Estate	310,956	307,824
Total corporate investments – Before equity-method Investment in Oaktree Capital I	1,110,439	1,160,249
Equity-method Investment in Oaktree Capital I	1,114,972	1,203,005
Total corporate investments – Oaktree and operating subsidiaries	2,225,411	2,363,254
Eliminations	(794,638)	(842,994)
Total corporate investments – Consolidated	$1,430,773	$1,520,260
Liquidity and Capital Resources
We manage our liquidity and capital requirements by focusing on our cash flows before the consolidation of Oaktree funds and the effect of normal changes in short-term assets and liabilities. Prior to the 2024 Restructuring, our primary cash flow activities on an unconsolidated basis involved (a) generating cash flow from operations, (b) generating realized income and return of principal from investment activities, including strategic investments in certain third parties, (c) funding capital commitments that we have made to Oaktree funds, (d) funding our growth initiatives, (e) distributing cash flow to our Class A unitholders and to OCGH and OEP, (f) borrowings, interest payments and repayments under credit agreements, our senior notes and other borrowing arrangements, and (g) issuances of, and distributions made on, our preferred units. Subsequent to the 2024 Restructuring, our primary cash flow activities on an unconsolidated basis involve (a) generating realized income and return of principal from investment activities, (b) funding capital commitments that we have made to Oaktree funds, (c) distributing cash flow to our Class A unitholders, (d) issuances of, and distributions made on, our preferred units, and (e) equity contribution from the investors of the Company to fulfill certain contractual capital commitments to its subsidiaries. As of December 31, 2025, the Company on an unconsolidated basis had $6.8 million of cash and cash equivalents.
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
We have subscribed for a limited partner interest in, and made a capital commitment of, $750.0 million to Oaktree Opportunities Fund XI, L.P., a parallel investment vehicle thereof or a feeder fund in respect of one of the foregoing (such limited partner interest, the “Opps XI Investment” and such fund entities collectively, “Opps XI”). In order to fund the Opps XI Investment, our sole Class A unitholder, or one of its affiliates, will contribute cash as a capital contribution (the “Opps XI Investment Cash”) as and to the extent required to satisfy our obligations to Opps XI. We will use the Opps XI Investment Cash solely to fund the Opps XI Investment and satisfy our obligations in respect of Opps XI. Distributions from the Opps XI Investment are intended for the benefit of the Class A unitholder, subject to applicable law. Our preferred unitholders should not rely on distributions received by us in respect of the Company’s Opps XI Investment for payment of distributions on or redemption of the preferred units. As of December 31, 2025, $637.5 million of the $750.0 million capital commitment was funded. $346.8 million of the investment interest was pledged as collateral for two non-recourse credit facilities of an affiliate. The potential exposure is limited to the pledged interests.
We have subscribed for a limited partner interest in, and made a capital commitment of, $796.2 million to Oaktree Opportunities Fund XII, L.P., a parallel investment vehicle thereof or a feeder fund in respect of one of the foregoing (such limited partner interest, the “Opps XII Investment” and such fund entities collectively, “Opps XII”). In order to fund the Opps XII Investment, our sole Class A unitholder, or one of its affiliates, will contribute cash as a capital contribution (the “Opps XII Investment Cash”) as and to the extent required to satisfy our obligations to Opps XII. We will use the Opps XII Investment Cash solely to fund the Opps XII Investment and satisfy our obligations in respect of Opps XII. Distributions from the Opps XII Investment are intended for the benefit of the Class A unitholder, subject to applicable law. Our preferred unitholders should not rely on distributions received by us in respect of the Company’s Opps XII Investment for payment of distributions on or redemption of the preferred units. As of December 31, 2025, the Company has funded in the aggregate $218.9 million of the $796.2 million capital commitment. $102.0 million of the investment interest was pledged as collateral for one non-recourse credit facility of an affiliate. The potential exposure is limited to the pledged interests.
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
As of December 31, 2025, the carrying value of the REIT Entities included in corporate investments was $311.0 million.
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
Significant amounts from our consolidated statements of cash flows for the years ended December 31, 2025, 2024 and 2023 are discussed below.
Operating Activities
Operating activities provided $0.5 billion of cash in 2025 and used $0.5 billion and $0.7 billion of cash in 2024 and 2023, respectively. These amounts principally reflected net income, purchases of securities, net of non-cash adjustments, and net realized and unrealized (gain) loss from consolidated fund investments in each of the respective periods as well as net purchases of securities of the consolidated funds.
Investing Activities
Investing activities provided $66.1 million of cash in 2025 and used $1.1 million and $366.6 million of cash in 2024 and 2023, respectively. No cash was invested in corporate investments in funds and companies in 2025. Corporate investments in funds and companies were $34.9 million and $488.3 million in 2024 and 2023, respectively. Distributions and proceeds from corporate investments in funds and companies of $66.1 million, $203.8 million and $121.6 million in 2025, 2024 and 2023, respectively.
Financing Activities
Financing activities used $0.8 billion of cash in 2025 and provided $0.8 billion and $1.3 billion of cash in 2024 and 2023, respectively. Financing activities included: (a) net distributions from non-controlling interests in consolidated funds of $0.3 billion and $0.2 billion in 2025 and 2024, respectively, and net contributions of $0.9 billion in 2023; (b) net repayments of credit facilities of the consolidated funds of $0.2 billion and $48.9 million in 2025 and 2023, respectively, and borrowings of $1.3 billion in 2024; (c) distributions to unitholders of $0.5 billion, $0.4 billion and $0.2 billion in 2025, 2024 and 2023, respectively; and (d) net capital contributions of $0.1 billion, $0.1 billion and $0.6 billion in 2025, 2024 and 2023, respectively.
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

Contractual Obligations, Commitments and Contingencies
In the ordinary course of business, we and our consolidated funds enter into contractual arrangements that may require future cash payments. The following table sets forth information related to anticipated future cash payments as of December 31, 2025:

	2026	2027-2028	2029-2030	Thereafter	Total
	(in thousands)
Oaktree and Operating Subsidiaries:
BOH limited partner commitments to Oaktree funds (1)	689,758	—	—	—	$689,758
Subtotal	689,758	—	—	—	689,758
Consolidated Funds:
Debt obligations payable	1,320,795	—	—	—	1,320,795
Interest obligations on debt (2)	35,447	—	—	—	35,447
Total	$2,046,000	$—	$—	$—	$2,046,000

(1) These obligations represent commitments by us to provide limited partner capital funding to our funds. These amounts are generally due on demand and are therefore presented in the 2026 column. Capital commitments are generally expected to be called over a period of several years.
(2)    Interest obligations include accrued interest on outstanding indebtedness. Where applicable, current interest rates are applied to estimate future interest obligations on variable-rate debt.
In some of Oaktree’s service contracts or management agreements, Oaktree has agreed to indemnify third-party service providers or separate account clients under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has neither been included in the above table nor recorded in our consolidated financial statements as of December 31, 2025.
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
Price Risk
Impact on Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
As of December 31, 2025, we had investments at fair value of $5.0 billion related to our consolidated funds. We estimate that a 10% decline in market values would result in a decrease in unrealized appreciation (depreciation) on the consolidated funds’ investments of $501.3 million. Of this decline, approximately $101.8 million would impact net income attributable to BOH Class A unitholders, with the remainder attributable to non-controlling interests.
Impact on Investment Income
Investment income or loss arises from our pro-rata share of income or loss from our investments. This income is directly affected by changes in market risk factors. Based on investments held by our equity method investments as of December 31, 2025, a 10% decline in fair values of the investments held by Oaktree Capital I and Brookfield REIT would result in a $159.5 million decrease in the amount of investment income. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the timing of fund flows or the timing of new investments or realizations.
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
Interest-rate Risk
As of December 31, 2025, the Company prior to consolidation of funds had no debt obligations outstanding.
Our consolidated funds have debt obligations, most of which accrue interest at variable rates. Changes in these rates would affect the amount of interest payments that our funds would have to make, impacting future earnings and cash flows. As of December 31, 2025, the consolidated funds had $1.3 billion of principal or par value, as applicable, outstanding under these debt obligations. We estimate that interest expense relating to variable-rate debt would increase on an annualized basis by $13.2 million in the event interest rates were to increase by 100 basis points.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Unitholders and the Board of Directors of Brookfield Oaktree Holdings, LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Brookfield Oaktree Holdings, LLC (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations, comprehensive income (loss), cash flows and changes in unitholders’ capital for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

Valuation of investments which utilize significant unobservable inputs

Description of the Matter
At December 31, 2025, the Company’s investments included $4.4 billion of investments of consolidated funds, at fair value, categorized as Level III within the fair value hierarchy. The fair value of these fund investments is determined by management using the valuation techniques and significant unobservable inputs described in Notes 2 and 6 to the consolidated financial statements.
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

Los Angeles, California
March 24, 2026

Brookfield Oaktree Holdings, LLC
Consolidated Statements of Financial Condition
($ in thousands)

	As of December 31,
	2025	2024
Assets
Cash and cash-equivalents	$6,766	$22,303
Corporate investments (includes $310,956 and $307,825 measured at fair value as of December 31, 2025 and 2024, respectively)	1,430,773	1,520,260
Due from affiliates	551	227
Other assets	32,048	16,728
Assets of consolidated funds:
Cash and cash-equivalents	183,974	427,548
Investments, at fair value	5,012,977	4,946,862
Dividends and interest receivable	28,033	34,127
Receivable for securities sold	37,820	22,688
Derivative assets, at fair value	9,070	33,349
Other assets, net	58,300	49,340
Total assets	$6,800,312	$7,073,432
Liabilities and Unitholders’ Capital
Liabilities:
Accrued compensation expense	$327	$300
Accounts payable, accrued expenses and other liabilities	227	648
Due to affiliates	—	200
Liabilities of consolidated funds:
Accounts payable, accrued expenses and other liabilities	14,352	12,981
Payables for securities purchased	79,845	102,607
Derivative liabilities, at fair value	48,893	13,385
Distributions payable	40	68
Debt obligations of the consolidated funds	1,320,795	1,472,795
Total liabilities	1,464,479	1,602,984
Commitments and contingencies (Note 14)
Non-controlling redeemable interests in consolidated funds	3,071,611	3,069,084
Unitholders’ capital:
Series A preferred units, 7,200,000 units issued and outstanding as of December 31, 2025 and 2024, respectively	173,669	173,669
Series B preferred units, 9,400,000 units issued and outstanding as of December 31, 2025 and 2024, respectively	226,915	226,915
Class A units, no par value, unlimited units authorized, 118,832,320 and 116,373,234 units issued and outstanding as of December 31, 2025 and 2024, respectively	—	—
Class B units, no par value, unlimited units authorized, 41,758,979 and 43,822,210 units issued and outstanding as of December 31, 2025 and 2024, respectively	—	—
Paid-in capital	1,777,821	1,663,384
(Accumulated deficit) Retained earnings	76,425	329,631
Unitholders’ capital attributable to Brookfield Oaktree Holdings, LLC	2,254,830	2,393,599
Non-controlling interests in consolidated subsidiaries	9,392	7,765
Total unitholders’ capital	2,264,222	2,401,364
Total liabilities and unitholders’ capital	$6,800,312	$7,073,432
Please see accompanying notes to consolidated financial statements.

Brookfield Oaktree Holdings, LLC
Consolidated Statements of Operations
(in thousands, except per unit amounts)

	Year Ended December 31,
	2025	2024	2023
Revenues:
Interest and dividend income	$483,025	$490,389	$348,801
Incentive income	—	117,529	267,325
Investment income	196,521	170,032	72,664
Total revenues	679,546	777,950	688,790
Expenses:
Compensation and benefits	(1,077)	(1,009)	(675)
Incentive income compensation	—	(22,168)	(134,837)
General and administrative	(3,168)	(3,182)	(5,556)
Consolidated fund expenses	(84,258)	(81,066)	(65,768)
Interest expense	(88,648)	(99,773)	(50,272)
Total expenses	(177,151)	(207,198)	(257,108)
Other income (loss):
Net realized gain on consolidated funds’ investments	52,275	65,644	79,420
Net change in unrealized (depreciation) appreciation on consolidated funds’ investments	(31,455)	150,666	29,064
Total other income	20,820	216,310	108,484
Income before income taxes	523,215	787,062	540,166
Income taxes	—	—	—
Net income	523,215	787,062	540,166
Less:
Net income attributable to non-controlling interests in consolidated funds	(272,350)	(417,901)	(245,928)
Net income attributable to non-controlling interests in consolidated subsidiaries	(1,627)	(61,637)	(73,061)
Net income attributable to Brookfield Oaktree Holdings, LLC	249,238	307,524	221,177
Net income attributable to preferred unitholders	(27,316)	(27,316)	(27,316)
Net income attributable to Brookfield Oaktree Holdings, LLC Class A unitholders	$221,922	$280,208	$193,861

Distributions declared per Class A unit	$2.10	$2.84	$1.00
Net income per Class A unit (basic and diluted):
Net income per Class A unit	$1.88	$2.45	$1.80
Weighted average number of Class A units outstanding	118,186	114,452	107,590

Please see accompanying notes to consolidated financial statements.

Brookfield Oaktree Holdings, LLC
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended December 31,
	2025	2024	2023

Net income	$523,215	$787,062	$540,166
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	(1,501)	(6,529)
Other comprehensive loss, net of tax	—	(1,501)	(6,529)
Total comprehensive income	523,215	785,561	533,637
Less:
Comprehensive income attributable to non-controlling interests in consolidated funds	(272,350)	(417,901)	(245,928)
Comprehensive income attributable to non-controlling interests in consolidated subsidiaries	(1,627)	(61,162)	(70,527)
Comprehensive income attributable to BOH	249,238	306,498	217,182
Comprehensive income attributable to preferred unitholders	(27,316)	(27,316)	(27,316)
Comprehensive income attributable to BOH Class A unitholders	$221,922	$279,182	$189,866

Please see accompanying notes to consolidated financial statements.

Brookfield Oaktree Holdings, LLC
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$523,215	$787,062	$540,166
Adjustments to reconcile net income to net cash used in operating activities:
Investment income	(196,521)	(170,032)	(72,664)
Net realized and unrealized gain from consolidated funds’ investments	(20,820)	(216,310)	(108,484)
Accretion of original issue and market discount of consolidated funds’ investments, net	(68,162)	(79,624)	(29,359)
Income distributions from corporate investments in funds and companies	206,028	68,390	62,622
Other non-cash items	—	3,450	(134)
Cash flows due to changes in operating assets and liabilities:
(Increase) decrease in other assets	(15,319)	(7,930)	11,775
(Increase) decrease in net due from affiliates	(524)	234,317	2,511
Increase (decrease) in accrued compensation expense	27	(91,865)	14,588
Decrease in accounts payable, accrued expenses and other liabilities	(420)	(691)	(645)
Cash flows due to changes in operating assets and liabilities of consolidated funds:
Decrease (increase) in dividends and interest receivable	6,094	(9,641)	(11,812)
(Increase) decrease in receivables for securities sold	(15,132)	34,995	(115,460)
(Increase) decrease in other assets	(8,959)	28,716	1,597
Increase (decrease) in accounts payable, accrued expenses and other liabilities	1,342	(83,434)	99,194
(Decrease) increase in payables for securities purchased	(22,762)	149,125	(28,525)
Purchases of investments	(2,396,223)	(4,083,590)	(4,800,884)
Proceeds from maturities and sales of investments	2,479,129	2,898,423	3,704,792
Net cash provided (used) in operating activities	470,993	(538,639)	(730,722)
Cash flows from investing activities:
Purchases of U.S. Treasury and other securities	—	(250,000)	—
Proceeds from maturities and sales of U.S. Treasury and other securities	—	80,000	—
Corporate investments in funds and companies	—	(34,944)	(488,280)
Distributions and proceeds from corporate investments in funds and companies	66,081	203,820	121,638
Net cash provided (used) by investing activities	66,081	(1,124)	(366,642)
(continued)

Please see accompanying notes to consolidated financial statements.

Brookfield Oaktree Holdings, LLC
Consolidated Statements of Cash Flows – (Continued)
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from financing activities:
Capital contributions	$114,437	$99,527	$581,502
Capital distributions	—	(271)	—
Distributions to Class A unitholders	(461,232)	(313,532)	(97,293)
Distributions to OCGH unitholders	—	(82,212)	(53,058)
Distributions to preferred unitholders	(27,316)	(27,316)	(27,316)
Payment of debt issuance costs	—	—	(128)
Cash flows from financing activities of consolidated funds:
Contributions from non-controlling interests	633,232	470,924	1,223,103
Distributions to non-controlling interests	(903,054)	(655,263)	(315,998)
Payment of debt issuance costs	—	(3,378)	—
Borrowings on credit facilities	1,417,196	3,065,915	1,341,800
Repayments on credit facilities	(1,569,195)	(1,774,433)	(1,390,704)
Net cash (used) provided by financing activities	(795,932)	779,961	1,261,908
Effect of exchange rate changes on cash	(253)	(9,875)	856
Net (decrease) increase in cash and cash-equivalents	(259,111)	230,323	165,400
Deconsolidation due to restructuring	—	(8,805)	—
Deconsolidation of funds	—	(108,346)	(4,851)
Cash and cash-equivalents, beginning balance	449,851	336,679	176,130
Cash and cash-equivalents, ending balance	$190,740	$449,851	$336,679

* * *
Supplemental cash flow disclosures:
Cash paid for interest	$92,900	$89,382	$48,223

Supplemental disclosure of non-cash activities:
Net assets related to the deconsolidation of funds	$—	$746,823	$4,957
Net assets related to the deconsolidation due to 2024 Restructuring	—	1,787,104	—

Reconciliation of cash and cash-equivalents
Cash and cash-equivalents – Oaktree	$6,766	$22,303	$28,507
Cash and cash-equivalents – consolidated funds	183,974	427,548	308,172
Total cash and cash-equivalents	$190,740	$449,851	$336,679

Please see accompanying notes to consolidated financial statements.

Brookfield Oaktree Holdings, LLC
Consolidated Statements of Changes in Unitholders’ Capital
(in thousands)

	Brookfield Oaktree Holdings, LLC							Non-controlling Interests in Consolidated Subsidiaries	Total Unitholders’ Capital
	Class A Units	Class B Units	Series A Preferred Units	Series B Preferred Units	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
Unitholders' capital as of December 31, 2022	103,081	56,922	$173,669	$226,915	$908,142	$246,353	$(9,101)	$360,660	$1,906,638
Activity for the year ended December 31, 2023:
Issuance of units	—	137	—	—	—	—	—	—	—
Unit Exchange	6,118	(6,118)	—	—	—	—	—	—	—
Cancellation of units associated with forfeitures	—	(25)	—	—	—	—	—	—	—
Capital contributions	—	—	—	—	583,402	—	—	—	583,402
Equity reallocation between controlling and non-controlling interests	—	—	—	—	38,365	—	—	(40,265)	(1,900)
Capital increase related to equity-based compensation	—	—	—	—	—	—	—	—	—
Distributions declared	—	—	(11,924)	(15,392)	—	(105,900)	—	(57,727)	(190,943)
Net income	—	—	11,924	15,392	—	193,861	—	73,061	294,238
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(3,995)	(2,534)	(6,529)
Unrealized gain on interest-rate swap designated as cash-flow hedge, net of tax	—	—	—	—	—	—	—	—	—
Unitholders' capital as of December 31, 2023	109,199	50,916	173,669	226,915	1,529,909	334,314	(13,096)	333,195	2,584,906
Activity for the year ended December 31, 2024:
Issuance of units	—	81	—	—	—	—	—	—	—
Unit Exchange	7,174	(7,174)	—	—	—	—	—	—	—
Capital contributions	—	—	—	—	99,527	—	—	—	99,527
Deconsolidation of Oaktree Capital I	—	—	—	—	—	—	14,122	(283,685)	(269,563)
Equity reallocation between controlling and non-controlling interests	—	—	—	—	33,948	—	—	(34,219)	(271)
Distributions declared	—	—	(11,924)	(15,392)	—	(284,891)	—	(68,688)	(380,895)
Net income	—	—	11,924	15,392	—	280,208	—	61,637	369,161
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(1,026)	(475)	(1,501)
Unitholders’ capital as of December 31, 2024	116,373	43,823	173,669	226,915	1,663,384	329,631	—	7,765	2,401,364
Activity for the year ended December 31, 2025:
Issuance of units	—	396	—	—	—	—	—	—	—
Unit exchange	2,459	(2,459)	—	—	—	—	—	—	—
Capital contributions	—	—	—	—	114,437	—	—	—	114,437
Distributions declared	—	—	(11,924)	(15,392)	—	(475,128)	—	—	(502,444)
Net income	—	—	11,924	15,392	—	221,922	—	1,627	250,865
Unitholders’ capital as of December 31, 2025	118,832	41,760	$173,669	$226,915	$1,777,821	$76,425	$—	$9,392	$2,264,222

Please see accompanying notes to consolidated financial statements.

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements
December 31, 2025
($ in thousands, except where noted)

1. ORGANIZATION AND BASIS OF PRESENTATION
As used in these consolidated financial statements:
“Oaktree” refers to the Oaktree Operating Group members and, where applicable, their respective subsidiaries and affiliates; and
the “Company” refers to Brookfield Oaktree Holdings, LLC and, where applicable, its subsidiaries and affiliates.

The Company holds Credit, Real Estate and Equity investments managed by leading alternative asset management firms Oaktree Capital Management, L.P. and Brookfield Asset Management Ltd. The Company both directly invests in funds and has indirect exposure through its equity method investment in Oaktree Capital I, L.P. (“Oaktree Capital I”), which as of December 31, 2025, represented an approximately 74% economic interest in Oaktree Capital I, which acts as or controls the general partner of certain Oaktree funds and which holds a majority of Oaktree’s investments in its funds.
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

The Company’s ownership and operational structure through December 31, 2025 were the result of (i) certain mergers with affiliates of Brookfield completed on September 30, 2019 (the “Mergers”) and the subsequent restructuring completed on October 1, 2019 in connection with the Mergers (the “2019 Restructuring”), (ii) the restructuring completed on November 30, 2022 in connection with an internal Oaktree reorganization to facilitate the separation of Brookfield’s capital business and asset management business (the “2022 Restructuring”) and (iii) the restructuring completed on July 1, 2024 in connection with an internal Oaktree reorganization which resulted in the change of the general partner of Oaktree Capital I, L.P. (“Oaktree Capital I”) from Brookfield OCM Holdings II, LLC, a subsidiary of the Company, to Oaktree Capital I GP, LLC, a newly formed subsidiary of Oaktree Capital Holdings, LLC (“OCH”) (the “2024 Restructuring”). See Part I, Item I included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 2, 2020 for more information regarding the Mergers and the 2019 Restructuring. See Item 1.01 of the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2022 for more information about the 2022 Restructuring. See Item 8.01 of the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2024 for more information about the 2024 Restructuring.

Following the above restructurings, the Company’s holdings and operations primarily represent (i) limited partner investments in certain of Oaktree’s flagship opportunistic funds, (ii) its equity method investment in Oaktree Capital I, which as of December 31, 2025, represented an approximately 74% economic interest in Oaktree Capital I, which holds a majority of Oaktree’s investments in its funds, and (iii) an indirect ownership interest in Brookfield Real Estate Income Trust Inc. (“Brookfield REIT”).
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
December 31, 2025
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

As a result of the 2024 Restructuring, the Company no longer consolidates the operations of Oaktree Capital I, but rather accounts for its approximately 74% interest in Oaktree Capital I as of December 31, 2025 under the equity method of accounting. The Company’s revenue is primarily the investment income earned from (i) limited partner investments in certain of Oaktree’s flagship opportunistic funds, (ii) an equity method investment in Oaktree Capital I, and (iii) an indirect ownership interest in Brookfield REIT.

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
December 31, 2025
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
December 31, 2025
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
December 31, 2025
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
December 31, 2025
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
At December 31, 2025 and 2024, the Company had cash balances with financial institutions in excess of Federal Deposit Insurance Corporation insured limits. The Company monitors the credit standing of these financial institutions.

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2025
($ in thousands, except where noted)
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
December 31, 2025
($ in thousands, except where noted)
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
December 31, 2025
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
December 31, 2025
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
December 31, 2025
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
December 31, 2025
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
December 31, 2025
($ in thousands, except where noted)
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
Recent Accounting Developments
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which enhances existing annual income tax disclosures, primarily disaggregation of: (i) effective tax rate reconciliation using both percentages and amounts into specific categories, with further disaggregation by nature and/or jurisdiction of certain categories that meet the threshold of 5% of expected tax; and (ii) income taxes paid (net of refunds received) between federal, state/local and foreign, with further disaggregation by jurisdiction if 5% or more of total income taxes paid (net of refunds received). The ASU also eliminates existing disclosures related to: (a) reasonably possible significant changes in total amount of unrecognized tax benefits within 12 months of reporting date; and (b) cumulative amount of each type of temporary difference for which deferred tax liability has not been recognized (due to exception to recognizing deferred taxes related to subsidiaries and corporate joint ventures). This ASU is effective January 1, 2025, with early adoption permitted in the interim or annual periods. Transition is prospective with the option to apply retrospective application. The Company adopted the ASU effective January 1, 2025, and the adoption did not have a material impact on its consolidated financial statements.

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
December 31, 2025
($ in thousands, except where noted)
amendments must be applied retrospectively, and early adoption is permitted. We are currently evaluating the effects of adoption on our consolidated financial statements.

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2025
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
Incentive income revenues by fund structure are set forth below.

	Year Ended December 31,
	2025	2024	2023
Incentive Income
Closed-end	$—	$112,496	$257,296
Evergreen	—	5,033	10,029
Total	$—	$117,529	$267,325
Additionally, the Company earns investment income from the investments the Company makes in its investment in Oaktree Capital I, Oaktree funds, third-party funds and other companies. Revenues by investment types are set forth below.

	Year Ended December 31,
Investment Income	2025	2024	2023
Equity-method investments:
Funds	$3,546	$30,956	$58,791
Companies	192,975	127,413	5
Other investments, at fair value	—	11,663	13,868
Total investment income	$196,521	$170,032	$72,664

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
Consolidated VIEs
As of December 31, 2025 and 2024, the Company consolidated 2 VIEs through which interests are held in Oaktree Opportunities Fund XI, L.P. and Oaktree Opportunities Fund XII, L.P. as the Company was the primary beneficiary.
As of December 31, 2025, the assets and liabilities of the 2 consolidated VIEs amounted to $5.3 billion and $1.5 billion, respectively. The assets of these consolidated VIEs primarily consisted of investments in debt and equity securities. The assets of these VIEs may be used only to settle obligations of the same VIE. In addition, there is no recourse to the Company for the VIEs’ liabilities. As of December 31, 2025, the Company’s investments in consolidated VIEs had a carrying value of $0.8 billion, which represented its maximum risk of loss as of that date.

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2025
($ in thousands, except where noted)
Unconsolidated VIEs
The Company held variable interests in certain VIEs in the form of direct equity interests that are not consolidated because it is not the primary beneficiary, inasmuch as its fee arrangements are considered at-market and it does not hold interests in those entities that are considered more than insignificant.
The carrying value of the Company’s investments in VIEs that were not consolidated are shown below.

	As of December 31,
	2025	2024

Corporate investments	$1,119,817	$1,212,435
Due from affiliates	551	227
Maximum exposure to loss	$1,120,368	$1,212,662
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

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2025
($ in thousands, except where noted)
5. INVESTMENTS
Corporate Investments
Corporate investments consisted of the following:

	As of December 31,
Corporate Investments	2025	2024
Equity-method investments:
Funds	$315,801	$317,256
Companies	1,114,972	1,203,004
Total corporate investments	$1,430,773	$1,520,260
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
On June 27, 2023, the Company entered into a contribution agreement with Brookfield Corporate Treasury Ltd. and acquired the equity ownership in certain entities which beneficially own shares in Brookfield Real Estate Income Trust. The Company accounted for the acquired interests as equity method investments with fair value election. The fair value option has been elected to simplify the accounting for the investment in OCG NTR Holdings, LLC, a wholly owned subsidiary of the Company (“NTR”). Changes in the fair value and cash dividends received from the investment in NTR are included in investment income. During the year ended December 31, 2025, the Company recognized an equity investment gain of $3.1 million. Please refer to note 15 for the detailed description of the transaction.
Each reporting period, the Company evaluates each of its equity-method investments to determine if any are considered significant, as defined by the SEC. As of December 31, 2025, or for the twelve months ended December 31, 2025, the Company determined Oaktree Capital I met the significance criteria. No other individual equity-method investment met the significance criteria. Separate financial statements of Oaktree Capital I are included in Exhibit 99.1.
Summarized financial information of the Company’s remaining equity-method investments is set forth below.

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2025
($ in thousands, except where noted)

	As of December 31,
Statements of Financial Condition	2025	2024
Assets:
Cash and cash-equivalents	$50,608	$25,489
Investments, at fair value	2,050,887	1,886,579
Other assets	136,543	55,488
Total assets	$2,238,038	$1,967,556
Liabilities and Capital:
Debt obligations	$1,103,507	$1,074,156
Other liabilities	94,557	102,707
Total liabilities	1,198,064	1,176,863
Total capital	1,039,974	790,693
Total liabilities and capital	$2,238,038	$1,967,556

	Year Ended December 31,
	2025	2024	2023
Statements of Operations
Revenues / investment income	$173,180	$2,362,833	$4,506,814
Interest expense	(59,032)	(343,541)	(565,810)
Other expenses	(128,299)	(682,302)	(1,117,553)
Net realized and unrealized gain on investments	23,626	1,871,488	862,771
Net income	$9,475	$3,208,478	$3,686,222
Other Investments, at Fair Value
Other investments, at fair value consisted of (a) investments in certain Oaktree and non-Oaktree funds, (b) noninvestment grade debt securities, (c) equities received as part of our sponsorship of SPACs and (d) derivatives utilized to hedge the Company’s exposure to investment income earned from its funds.
The following table summarizes net gains (losses) attributable to the Company’s other investments at fair value:

	Year Ended December 31,
	2025	2024	2023

Realized gain (loss)	$—	$9,504	$4,475
Net change in unrealized gain (loss)	—	2,159	9,393
Total gain (loss)	$—	$11,663	$13,868
Subsequent to the 2024 Restructuring, with the deconsolidation of Oaktree Capital I, the Company no longer holds any other investments at fair value.

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2025
($ in thousands, except where noted)
Investments of Consolidated Funds
Investments, at Fair Value
Investments held and securities sold short by the consolidated funds are summarized below:

	Fair Value as of December 31,		Fair Value as a Percentage of Investments of Consolidated Funds as of December 31,
Investments	2025	2024	2025	2024
United States:
Debt securities (cost: $1,410,932 and $1,792,830 as of December 31, 2025 and 2024, respectively)	$1,245,636	$1,857,874	24.9%	37.6%
Equity securities (cost: $1,658,791 and $1,362,953 as of December 31, 2025 and 2024, respectively)	2,058,375	1,610,427	41.1	32.6
Real estate securities (cost: $81,097 and $26,966 as of December 31, 2025 and 2024, respectively)	85,059	15,036	1.7	0.3

Europe:
Debt securities (cost: $220,047 and $161,153 as of December 31, 2025 and 2024, respectively)	218,618	160,989	4.4	3.3
Equity securities (cost: $332,655 and $295,630 as of December 31, 2025 and 2024, respectively)	442,853	375,486	8.8	7.6
Real estate securities (cost: $248,112 and $191,470 as of December 31, 2025 and 2024, respectively)	267,481	191,145	5.3	3.8
Asia and other:
Debt securities (cost: $556,028 and $680,671 as of December 31, 2025 and 2024, respectively)	568,395	664,845	11.3	13.4

Equity securities (cost: $111,335 and $55,638 as of December 31, 2025 and 2024, respectively)	126,560	71,060	2.5	1.4

Total debt securities	2,032,649	2,683,708	40.6	54.3
Total equity securities	2,627,788	2,056,973	52.4	41.5
Total real estate	352,540	206,181	7.0	4.2
Total investments, at fair value	$5,012,977	$4,946,862	100.0%	100.0%

As of December 31, 2025, the following issuers or investments had a fair value that exceeded 5% of the Company’s total consolidated net assets.

Principal Amount/ Number of Shares	Investments	Combined Fair Value
179,840	Azorra Aviation Holdings LLC	$266,177
As of December 31, 2024, no single issuer or investment had a fair value that exceeded 5% of the Company’s total consolidated net assets.

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2025
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
The following table summarizes net gains (losses) from investment activities:

	Year Ended December 31,
	2025		2024		2023
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments
Investments and other financial instruments	$45,322	$13,824	$54,580	$131,725	$63,213	$27,890
CLO liabilities (1)	—	—	185	1,597	—	—
Foreign-currency forward contracts (2)	2,481	(48,297)	337	28,193	898	(14,909)
Total-return and interest-rate swaps (2)	403	811	613	(19)	(235)	328
Options and futures (2)	2,187	2,207	1,440	(2,176)	4,382	(569)
Commodity swaps (2)	1,882	—	8,489	(8,654)	11,162	16,324
Total	$52,275	$(31,455)	$65,644	$150,666	$79,420	$29,064

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

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2025
($ in thousands, except where noted)
6. FAIR VALUE
Fair Value of Financial Assets and Liabilities
The Company’s other financial assets by fair-value hierarchy level are set forth below. There were no other financial liabilities as of December 31, 2025 and 2024.

	As of December 31, 2025				As of December 31, 2024
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Corporate investments	$—	$310,956	$—	$310,956	$—	$307,825	$—	$307,825
Total assets	$—	$310,956	$—	$310,956	$—	$307,825	$—	$307,825

Fair Value of Financial Instruments Held By Consolidated Funds
The short-term nature of cash and cash-equivalents held at the consolidated funds causes their carrying value to approximate fair value. The fair value of cash-equivalents is a Level I valuation. Derivatives may relate to a mix of Level I, II or III investments, and therefore their fair-value hierarchy level may not correspond to the fair value hierarchy level of the economically hedged investment. The table below summarizes the investments and other financial instruments of the consolidated funds by fair-value hierarchy level:

	As of December 31, 2025				As of December 31, 2024
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Investments:
Corporate debt – bank debt	$—	$116,518	$1,626,609	$1,743,127	$—	$281,918	$1,936,315	$2,218,233
Corporate debt – all other	—	209,394	80,128	289,522	—	353,922	111,552	465,474
Equities – common stock	197,832	91,815	1,559,531	1,849,178	222,670	39,290	1,187,023	1,448,983
Equities – preferred stock	1,678	—	776,932	778,610	1,850	—	606,141	607,991
Real estate	—	—	352,540	352,540	—	—	206,181	206,181
Total investments	199,510	417,727	4,395,740	5,012,977	224,520	675,130	4,047,212	4,946,862
Derivatives:
Foreign-currency forward contracts	—	7,800	—	7,800	—	17,578	—	17,578
Swaps	—	1,270	—	1,270	—	—	15,771	15,771
Total derivatives (1)	—	9,070	—	9,070	—	17,578	15,771	33,349
Total assets	$199,510	$426,797	$4,395,740	$5,022,047	$224,520	$692,708	$4,062,983	$4,980,211

Liabilities
Derivatives:
Foreign-currency forward contracts	—	(47,032)	—	(47,032)	—	(8,513)	—	(8,513)
Swaps	—	—	—	—	—	(19)	—	(19)
Options and futures	—	(1,861)	—	(1,861)	—	(4,853)	—	(4,853)
Total derivatives (2)	—	(48,893)	—	(48,893)	—	(13,385)	—	(13,385)
Total liabilities	$—	$(48,893)	$—	$(48,893)	$—	$(13,385)	$—	$(13,385)

(1)    Amounts are included in derivative assets under “assets of consolidated funds” in the consolidated statements of financial condition.
(2)    Amounts are included in derivative liabilities under “liabilities of consolidated funds” in the consolidated statements of financial condition.

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2025
($ in thousands, except where noted)
The following tables set forth a summary of changes in the fair value of Level III investments:

	Corporate Debt – Bank Debt	Corporate Debt – All Other	Equities – Common Stock	Equities – Preferred Stock	Real Estate	Swaps	Total
2025
Beginning balance	$1,936,315	$111,552	$1,187,023	$606,141	$206,181	$15,771	$4,062,983
Deconsolidation of funds	—	—	—	—	—	—	—
Transfers into Level III	1,151,973	46,298	20,000	37	28,839	—	1,247,147
Transfers out of Level III	(1,014,056)	(41,190)	(46,400)	—	(22,032)	—	(1,123,678)
Purchases	1,558,833	53,330	398,625	218,179	125,959	1,576	2,356,502
Sales	(1,850,082)	(94,218)	(91,876)	(116,418)	(31,220)	(17,580)	(2,201,394)
Realized gain (losses), net	26,418	7,162	23,846	(39,751)	5,195	233	23,103
Unrealized appreciation (depreciation), net	(182,792)	(2,806)	68,313	108,744	39,618	—	31,077
Ending balance	$1,626,609	$80,128	$1,559,531	$776,932	$352,540	$—	$4,395,740
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$(170,832)	$(2,806)	$83,279	$108,744	$26,638	$—	$45,023

2024
Beginning balance	$1,721,888	$260,292	$846,773	$599,636	$175,353	$—	$3,603,942
Deconsolidation of funds	(67,293)	(10)	(575)	(2,356)	—		(70,234)
Transfers into Level III	560,765	41,610	138,379	153	23,738	—	764,645
Transfers out of Level III	(337,454)	(150,382)	(27,724)	—	(28,619)	—	(544,179)
Purchases	770,814	60,292	314,181	129,829	42,203	15,771	1,333,090
Sales	(649,253)	(79,377)	(176,382)	(154,745)	—	—	(1,059,757)
Realized gain (losses), net	8,926	1,482	66,323	(57,208)	—	—	19,523
Unrealized appreciation (depreciation), net	(72,078)	(22,355)	26,048	90,832	(6,494)	—	15,953
Ending balance	$1,936,315	$111,552	$1,187,023	$606,141	$206,181	$15,771	$4,062,983
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$(16,125)	$(18,379)	$5,993	$85,880	$(6,494)	$—	$50,875
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
The following table sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the consolidated funds’ Level III investments as of December 31, 2025:

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2025
($ in thousands, except where noted)

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (1)(2)	Range	Weighted Average (3)

Credit-oriented investments:
	$953,783	Discounted cash flow (6)	Discount rate	5% – 21%	11%
	315,845	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	129,453	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	11,409	Expected Recovery (11)	Not applicable	Not applicable	Not applicable
	225,284	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	1.0x – 1.0x	1.0x
	2,860	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	39,736	Market approach (comparable companies) (7)	Earnings multiple (10)	2.5x – 9.8x	8.5x
	28,367	Market approach (comparable companies) (7)	Revenue multiple (8)	0.9x – 1.6x	1.2x
Equity investments:
	189,154	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	862,816	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	1.0x – 1.3x	1.0x
	819,606	Market approach (comparable companies) (7)	Earnings multiple (10)	3.7x – 15.1x	8.9x
	99,431	Market approach (comparable companies) (7)	Revenue multiple (8)	2.1x – 2.1x	2.1x
	333,767	Discounted cash flow (6)	Discount rate	11% – 20%	14%
	10,201	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	14,844	Expected Recovery (11)	Not applicable	Not applicable	Not applicable
	6,644	Black Scholes (12)	Not applicable	Not applicable	Not applicable
Real estate-oriented:
	292,809	Discounted cash flow (6)	Discount rate	12% – 33%	18%
	59,731	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	1.0x – 1.3x	1.0x
Total Level III investments	$4,395,740

    The following table sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the consolidated funds’ Level III investments as of December 31, 2024:

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2025
($ in thousands, except where noted)

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (1)(2)	Range	Weighted Average (3)
Credit-oriented investments:
	$1,216,750	Discounted cash flow (6)	Discount rate	5% – 27%	15%
	378,875	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	206,107	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	10,854	Market approach (comparable companies) (7)	Revenue multiple (8)	2.1x – 2.1x	2.1x
	229,042	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	0.5x – 1.0x	0.9x
	11	Expected Recovery (11)	Not applicable	Not applicable	Not applicable
	21,999	Market approach (comparable companies) (7)	Earnings multiple (10)	6.5x –7.0x	7.0x
Equity investments:
	202,057	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	850,420	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	1.0x – 1.0x	1.0x
	458,953	Market approach (comparable companies) (7)	Earnings multiple (10)	5.0x – 14.0x	9.6x
	213,813	Discounted cash flow (6)	Discount rate	4% – 18%	14%
	25,295	Discounted cash flow (6) / market approach (comparable companies) (7)	Discount rate	11% – 11%	11%
			Earnings multiple (10)	10.0x – 12.0x	11.0x
	26,445	Market approach (comparable companies) (7)	Revenue multiple (8)	1.0x – 2.1x	1.2x
	5,979	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	8,903	Expected Recovery (11)	Not applicable	Not applicable	Not applicable
	1,299	Black Scholes (12)	Not applicable	Not applicable	Not applicable
Real estate-oriented:
	206,181	Discounted cash flow (6)	Discount rate	4% – 26%	15%
Total Level III investments	$4,062,983

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
December 31, 2025
($ in thousands, except where noted)
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
During the year ended December 31, 2025, the valuation techniques for five credit-oriented investments were changed from market approach (comparable companies) to discounted cash flow, five credit-oriented investments were changed from discounted cash flow to market approach (comparable companies), three credit-oriented investments were changed from recent market information to discounted cash flow, two credit-oriented investments were changed from market approach (value of underlying assets) to expected recovery, one credit-oriented investment was changed from discounted cash flow to market approach (value of underlying assets), one credit-oriented investment was changed from changed from expected recovery to discounted cash flow and two equity investments were changed from discounted cash flow to market approach (comparable companies). During the year ended December 31, 2024, there were no changes in the valuation techniques for Level III securities.

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2025
($ in thousands, except where noted)
7. DERIVATIVES AND HEDGING
Realized and unrealized gains and losses arising from freestanding derivatives were recorded in the consolidated statements of operations as follows:

	Year Ended December 31,
	2025	2024	2023

Investment income (loss)	$—	$—	$(3,501)
General and administrative expense (1)	—	$—	3,153
Total gain (loss)	$—	$—	$(348)

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
The fair value of derivatives held by the consolidated funds consisted of the following:

	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
As of December 31, 2025
Foreign-currency forward contracts	$1,066,772	$7,800	$(216,189)	$(47,032)
Total-return and interest-rate and credit default swaps	219,693	1,270	(5,584)	—
Options and futures	62,266	—	(16,587)	(1,861)
Total	$1,348,731	$9,070	$(238,360)	$(48,893)

As of December 31, 2024
Foreign-currency forward contracts	$797,475	$17,578	$(81,625)	$(8,513)
Total-return and interest-rate and credit default swaps	15,207	15,771	(203,533)	(19)
Options and futures	—	—	(13,435)	(4,853)
Total	$812,682	$33,349	$(298,593)	$(13,385)

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2025
($ in thousands, except where noted)
The impact of derivatives held by the consolidated funds in the consolidated statements of operations was as follows:

	Year Ended December 31,
	2025		2024		2023
	Net Realized Gain on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments
Foreign-currency forward contracts	$2,481	$(48,297)	$337	$28,193	$898	$(14,909)
Total-return and interest-rate and credit default swaps	403	811	613	(19)	(235)	328
Options and futures	2,187	2,207	1,440	(2,176)	4,382	(569)
Commodity swaps	1,882	—	8,489	(8,654)	11,162	16,324
Total	$6,953	$(45,279)	$10,879	$17,344	$16,207	$1,174
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

	Gross Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of December 31, 2025		Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Derivative assets of consolidated funds:
Foreign-currency forward contracts	$7,800	$—	$—	$7,800
Total-return and interest-rate and credit default swaps	1,270	—	—	1,270
Total	$9,070	$—	$—	$9,070

Derivative Liabilities:
Derivative liabilities of consolidated funds:
Foreign-currency forward contracts	$(47,032)	$—	$—	$(47,032)
Options and futures	(1,861)	—	—	(1,861)
Total	$(48,893)	$—	$—	$(48,893)

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2025
($ in thousands, except where noted)

	Gross Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of December 31, 2024		Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Derivative assets of consolidated funds:
Foreign-currency forward contracts	$17,578	$—	$—	$17,578
Total-return and interest-rate and credit default swaps	15,771	—	—	15,771
Total	$33,349	$—	$—	$33,349

Derivative Liabilities:
Derivative liabilities of consolidated funds:
Foreign-currency forward contracts	$(8,513)	$—	$—	$(8,513)
Total-return and interest-rate swaps	(19)	—	—	(19)
Options and futures	(4,853)	—	—	(4,853)
Total	$(13,385)	$—	$—	$(13,385)
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
9. DEBT OBLIGATIONS AND CREDIT FACILITIES
Debt Obligations of the Consolidated Funds
Certain consolidated funds may maintain revolving credit facilities that are secured by the assets of the fund or may issue senior variable rate notes to fund investments on a longer-term basis, generally up to ten years. The obligations of the consolidated funds are nonrecourse to the Company.
The consolidated funds had the following debt obligations outstanding:

	Outstanding Amount as of December 31,		Facility Capacity	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)	Commitment Fee Rate	L/C Fee
Credit Agreement	2025	2024
Revolving credit facilities (1)	$1,320,795	$1,472,795	$1,784,037	5.46%	0.49	0.25%	1.76%
Less: Debt issuance costs (2)	(2,666)	(2,685)
Total debt obligations, net	$1,318,129	$1,470,110

(1)    The credit facility capacity is calculated on a pro rata basis using fund commitments as of December 31, 2025.
(2)    Debt issuance costs are included in other assets as of December 31, 2025 and December 31, 2024.
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
December 31, 2025
($ in thousands, except where noted)
10. NON-CONTROLLING REDEEMABLE INTERESTS IN CONSOLIDATED FUNDS
The following table sets forth a summary of changes in the non-controlling redeemable interests in the consolidated funds. Dividends reinvested and in-kind contributions or distributions are non-cash in nature and have been presented on a gross basis in the table below.

	Year Ended December 31,
	2025	2024	2023
Beginning balance	$3,069,084	$3,336,548	$2,182,414
Deconsolidation of funds	—	(500,020)	(242)
Contributions	633,232	470,924	1,223,103
Distributions	(903,082)	(750,886)	(221,745)
Net income	272,350	417,901	245,928
Change in distributions payable	27	95,622	(94,253)
Foreign currency translation and other, net	—	(1,005)	1,343
Ending balance	$3,071,611	$3,069,084	$3,336,548

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2025
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
Following the 2024 Restructuring, any related equity interests and non-controlling interests in Oaktree
Capital I will no longer be reflected as part of the Company’s unitholders’ capital.
Distributions per Class A unit are set forth below:

Payment Date	Record Date	Applicable to Period Ended	Distribution Per Unit
November 10, 2025	November 3, 2025	September 30, 2025	$0.24
August 8, 2025	August 1, 2025	June 30, 2025	0.28
May 9, 2025	May 1, 2025	March 31, 2025	0.83
February 25, 2025	February 15, 2025	December 31, 2024	0.75
Total 2025			$2.10

November 8, 2024	November 1, 2024	September 30, 2024	$0.79
August 9, 2024	August 5, 2024	June 30, 2024	0.65
May 15, 2024	May 13, 2024	March 31, 2024	1.26
February 23, 2024	February 15, 2024	December 31, 2023	0.14
Total 2024			$2.84

November 10, 2023	November 3, 2023	September 30, 2023	$0.08
August 10, 2023	August 2, 2023	June 30, 2023	0.09
May 10, 2023	May 1, 2023	March 31, 2023	0.72
February 24, 2023	February 15, 2023	December 31, 2022	0.11
Total 2023			$1.00

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
December 31, 2025
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
12. EARNINGS PER UNIT
The computation of net income per Class A unit is set forth below:

	Year Ended December 31,
	2025	2024	2023
Net income per Class A unit (basic and diluted):	(in thousands, except per unit amounts)

Net income attributable to BOH Class A unitholders	$221,922	$280,208	$193,861
Weighted average number of Class A units outstanding (basic and diluted)	118,186	114,452	107,590
Basic and diluted net income (net of tax) per Class A unit	$1.88	$2.45	$1.80
OCGH units are not exchangeable into Class A units. As the restrictions set forth in the then-current exchange agreement were in place for each applicable reporting period, OCGH units were not included in the computation of diluted earnings per unit for the years ended December 31, 2025 and 2024.
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

The Company’s income before income taxes consisted of the following domestic income before income taxes. No foreign income before income taxes was included in the Company’s income before income taxes:

	Year Ended December 31,
	2025	2024	2023
Domestic income before income taxes	$523,215	$787,062	$540,166

As the Company satisfies the applicable qualifying income requirements applicable to publicly traded partnerships, it is not required to be treated as a corporation for U.S. federal or state income tax purposes. Instead, the Company is taxed as a partnership and the tax effects of its activities pass through to its unitholders. Consequently, no provision for income taxes is recorded, except for state and local income taxes incurred directly

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2025
($ in thousands, except where noted)
by the Company. The Company recorded no income tax expense for the years ended December 31, 2025, 2024, and 2023.
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
The Company recognizes tax benefits related to its tax positions only where the position is “more likely than not” to be sustained in the event of examination by tax authorities. As part of its assessment, the Company analyzes its tax filing positions in all of the federal, state and foreign tax jurisdictions where it is required to file income tax returns, and for all open tax years in these jurisdictions. As of December 31, 2025, 2024 and 2023, the Company had no unrecognized tax benefits.
The Company recognizes interest and penalties related to unrecognized tax positions in the provision for income taxes in the consolidated statements of operations. As of December 31, 2025 and 2024, there were no aggregate amount of interest and penalties accrued. The Company recognized no expense in 2025, 2024, and 2023.
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
Commitments to Funds
As of December 31, 2025 and 2024, the Company had undrawn capital commitments of $112.5 million in its capacity as a limited partner in Opps XI. As of December 31, 2025 and 2024, the Company had undrawn commitments of $577.3 million and $696.7 million, respectively, in its capacity as a limited partner in Opps XII (Opps XI and Opps XII as defined in note 15).

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2025
($ in thousands, except where noted)
Investment Commitments of the Consolidated Funds
Certain of the consolidated funds are parties to credit arrangements that provide for the issuance of letters of credit and/or revolving loans, which may require the particular fund to extend loans to investee companies. The consolidated funds use the same investment criteria in making these commitments as they do for investments that are included in the consolidated statements of financial condition. The unfunded liability associated with these credit arrangements is equal to the amount by which the contractual loan commitment exceeds the sum of funded debt and cash held in escrow, if any. As of December 31, 2025 and 2024, the consolidated funds had total outstanding debt commitments of $263.2 million and $327.1 million respectively. As of December 31, 2025 and 2024, the consolidated funds had potential unfunded investment commitments of $378.8 million and $411.4 million respectively.
A consolidated fund may agree to guarantee the repayment obligations of certain investee companies. As of December 31, 2025 and 2024, there were no guaranteed amounts under such arrangements.
Certain consolidated funds are investment companies that are required to disclose financial support provided or contractually required to be provided to any of their portfolio companies. During the twelve months ended December 31, 2025, $211.5 million financial support was provided to investees pursuant to contractual agreements.
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

	As of December 31,
	2025	2024
Due from affiliates:
Payments made on behalf of unconsolidated entities	$551	$227
Total due from affiliates	$551	$227
Due to affiliates:
Amounts due to unconsolidated entities	$—	$200
Total due to affiliates	$—	$200
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
Incentive income earned from unconsolidated funds totaled $0, $117.5 million and $267.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
December 31, 2025
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
For each of the years ended December 31, 2025 and 2024, the Company incurred administrative services expense of $0.8 million.
Investment in Oaktree Opportunities Fund XI
The Company has subscribed for a limited partner interest in, and made a capital commitment of, $750.0 million to Oaktree Opportunities Fund XI, L.P., a parallel investment vehicle thereof or a feeder fund in respect of one of the foregoing (such limited partner interest, the “Opps XI Investment” and such fund entities collectively, “Opps XI”). In order to make the Opps XI Investment, the Company’s sole Class A unitholder, or one of its affiliates, will contribute cash as a capital contribution (the “Opps XI Investment Cash”) as and to the extent required to satisfy the Company’s obligations to Opps XI. The Company will use the Opps XI Investment Cash solely to fund the Opps XI Investment and satisfy its obligations in respect of Opps XI and distributions from the Opps XI Investment are intended solely for the benefit of the Class A unitholder, subject to applicable law. The Company’s preferred unitholders should not rely on distributions received by the Company in respect of the Company’s Opps XI Investment for payment of dividends or redemption of the preferred units. For the year ended December 31, 2025, the Company did not fund any of its capital commitment. As of December 31, 2025, the Company has funded in the aggregate $637.5 million of the $750.0 million of its capital commitment.
Investment in Oaktree Opportunities Fund XII
On May 22, 2023, the Company subscribed for a limited partner interest in, and made a capital commitment of, $750.0 million to Oaktree Opportunities Fund XII, L.P., a parallel investment vehicle thereof or a feeder fund in respect of one of the foregoing (such limited partner interest, the “Opps XII Investment” and such fund entities collectively, “Opps XII”). Subsequently, the Company made an additional commitment of $46.2 million. In order to make the Opps XII Investment, the Company’s sole Class A unitholder, or one of its affiliates, will contribute cash as a capital contribution (the “Opps XII Investment Cash”) as and to the extent required to satisfy the Company’s obligations to Opps XII. The Company will use the Opps XII Investment Cash solely to fund the Opps XII Investment and satisfy its obligations in respect of Opps XII and distributions from the Opps XII Investment are intended solely for the benefit of the Class A unitholder, subject to applicable law. The Company’s preferred unitholders should not rely on distributions received by the Company in respect of the Company’s Opps XII Investment for payment of distributions on or redemption of the preferred units. For the year ended December 31, 2025, the Company funded

Brookfield Oaktree Holdings, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2025
($ in thousands, except where noted)
$119.4 million of its capital commitment. As of December 31, 2025, the Company has funded in the aggregate $218.9 million of the $796.2 million of its capital commitment.
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

As of December 31, 2025, the carrying value of NTR included in corporate investments was $311.0 million.
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
SPV Credit Facility
In March 2024, BOH transferred a portion of its indirect interest in Opps XI to newly formed special purpose subsidiary (“SPV I”) and pledged its ownership interest in SPV I as collateral for a non-recourse credit facility of an affiliate. In June 2024, BOH transferred an additional portion of its indirect interest in Opps XI to a newly formed special purpose subsidiary (“SPV II”) and pledged its ownership interest in SPV II as collateral for a second non-recourse credit facility of the affiliate. Subsequently, in June 2025, BOH transferred a portion of its indirect interest in Opps XII to a newly formed special purpose subsidiary (“SPV III”) and pledged its ownership interest in SPV III as collateral to upsize the non-recourse credit facility originally closed in March 2024. While the outstanding borrowings on the facilities are the obligations of the affiliate, the co-borrowers, including SPV I, SPV II and SPV III, have joint and several liability under the credit facilities in the event of default and are required to comply with certain covenants. As of December 31, 2025, BOH’s potential exposure under these arrangements is limited to the carrying value of its pledged interests in SPV I, SPV II and SPV III of $171.5 million, $175.3 million and $102.0 million, respectively.
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
December 31, 2025
($ in thousands, except where noted)
assessing financial performance and allocating resources. Net income is our primary measure of profit, and all costs and expense categories on our consolidated statements of operations are significant, and are regularly reviewed at a consolidated level by the CODM. The assets attributable to this segment are reflected in the consolidated financial statements.
17. SUBSEQUENT EVENTS
Preferred Unit Distributions
    A distribution of $0.414063 per Series A preferred unit was paid on March 16, 2026 to Series A preferred unitholders of record at the close of business on March 1, 2026.
    A distribution of $0.409375 per Series B preferred unit was paid on March 16, 2026 to Series B preferred unitholders of record at the close of business on March 1, 2026.
Oaktree/Brookfield Transaction
On October 13, 2025, Oaktree and Brookfield announced that they have agreed on a proposed transaction whereby Brookfield will acquire the approximately 26% interest in Oaktree that it does not already own such that, upon completion of the proposed transaction, Brookfield will own 100% of Oaktree (such transaction, the “Remaining Interest Acquisition”). Subsequent to the Remaining Interest Acquisition, Brookfield will have 100% economic and voting interests in Oaktree and BOH. The Remaining Interest Acquisition is expected to close in the first half of 2026, subject to regulatory approvals and customary closing conditions. The terms of the Remaining Interest Acquisition will not affect the terms of the Company’s outstanding 6.625% Series A preferred units and 6.550% Series B preferred units.

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
Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control—Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2025 was effective.
Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III.

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors
The following table sets forth information about our executive officers and directors as of March 24, 2026:

Name	Age	Position
Howard S. Marks	79	Director and Co-Chairman

Bruce A. Karsh	70	Director and Co-Chairman

John B. Frank	69	Director and Vice Chairman

Nicholas H. Goodman	44	Chief Executive Officer

Daniel D. Levin	47	Chief Financial Officer and Secretary

Sheldon M. Stone	73	Director

Justin B. Beber	56	Director

Bruce Flatt	60	Director

Steven J. Gilbert	78	Director

Depelsha T. McGruder	53	Director

Mansco Perry	72	Director

Marna C. Whittington	78	Director

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
John B. Frank is our Vice Chairman and has been a director of the Company since May 2007. Mr. Frank joined in 2001 as General Counsel and was named Oaktree’s Managing Principal in early 2006, a position which he held for about nine years. As Managing Principal, Mr. Frank was Oaktree’s principal executive officer and responsible for all aspects of Oaktree’s management. Prior to joining Oaktree, Mr. Frank was a partner of the Los Angeles law firm of Munger, Tolles & Olson LLP, where he managed a number of notable merger and acquisition transactions and was responsible for the firm’s financial affairs. While at that firm, he served as primary outside counsel to public- and privately-held corporations, and as special counsel to various boards of directors and special board committees. Prior to joining Munger Tolles in 1984, Mr. Frank served as a law clerk to the Honorable Frank M. Coffin of the United States Court of Appeals for the First Circuit. Prior to attending law school, Mr. Frank served as a Legislative Assistant to the Honorable Robert F. Drinan, Member of Congress. Mr. Frank holds a B.A. degree with honors in history from Wesleyan University and a J.D. magna cum laude from the University of Michigan Law School, where he was Managing Editor of the Michigan Law Review and a member of the Order of the Coif. He is a member of the State Bar of California and, while in private practice, was listed in Woodward & White’s Best Lawyers in America. Mr. Frank is the Chair of Oaktree Specialty Lending and a member of various of its board committees. Mr. Frank is a member of the Board of Directors of Chevron Corporation, Daily Journal Corporation and Chair of the Board of Duration Capital Partners, an investment firm specializing in transportation infrastructure that “spun-out” from Oaktree in 2024. Mr. Frank is also a Trustee of The James Irvine Foundation, the XPRIZE Foundation and the John Randolph Haynes and Dora Haynes Foundation. Mr. Frank was formerly a long-time trustee of Good Samaritan Hospital, Polytechnic School and Wesleyan University (where he served as Chair of the Board). Mr. Frank’s legal background and investment management industry knowledge add value to our board of directors.
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
Sheldon M. Stone is a co-founder of Oaktree and has been a director of the Company since May 2007. Mr. Stone is founding Principal of Oaktree and the creator and head of Oaktree’s high yield bond area. In this capacity, he serves as a co-portfolio manager of Oaktree’s U.S. High Yield Bond and Global High Yield Bond strategies. Mr. Stone established TCW’s High Yield Bond department with Mr. Marks in 1985 and ran the department for ten years. Prior to joining TCW, Mr. Stone worked with Mr. Marks for two years at Citibank where he performed credit analysis and managed high yield bond portfolios. From 1978 to 1983, Mr. Stone worked at The Prudential Insurance Company where he was a director of corporate finance, managing a private debt portfolio exceeding $1 billion. Mr.

Stone holds a B.A. degree from Bowdoin College and an M.B.A. in accounting and finance from Columbia University. In addition, he is a Trustee of the Colonial Williamsburg Foundation, an Adjunct Professor at the University of Southern California and serves on the investment committee of Bowdoin College. With over 35 years of experience in the fixed income markets, Mr. Stone brings a wealth of knowledge to the board of directors. As one of Oaktree’s co-founders, he is also closely familiar with Oaktree’s business. His investment background and insights into the fixed income markets add value to our board of directors.
Justin B. Beber is Chief Operating Officer of Brookfield and has been a director since October 2019. In this role, he has primary oversight of Brookfield’s corporate operations, including corporate strategy, human resources, risk management, technology, legal, compliance, and internal audit activities. Mr. Beber is a member of Brookfield’s Executive Committee. Mr. Beber joined Brookfield in 2007 and has held a variety of senior roles including Head of Strategic Initiatives for Brookfield’s Infrastructure Group with overall responsibility for corporate operations and transaction execution. Prior to joining Brookfield in 2007, Mr. Beber was a partner with a leading Toronto-based law firm, where his practice focused on corporate finance, mergers and acquisitions and private equity. Mr. Beber earned his combined MBA/LLB from the Schulich School of Business and Osgoode Hall Law School at York University in Canada and holds a Bachelor of Economics from McGill University. Mr. Beber’s legal background and expertise in the investment management industry add value to our board of directors.
Bruce Flatt is Chief Executive Officer of Brookfield and Chair of the Board of Directors of Brookfield Asset Management, a leading global alternative asset manager, and has been a director since October 2019. Mr. Flatt joined Brookfield in 1990 and became CEO in 2002. Under his leadership, Brookfield has developed a global operating presence in more than 50 countries. Mr. Flatt has served on numerous public company boards over the past three decades. Mr. Flatt’s extensive leadership and management skills, his expertise in the investment management industry and his current and past service on boards of other public companies add value to our board of directors.
Steven J. Gilbert has been a director since October 2016. He is the founder and Chairman of the Board of Gilbert Global Equity Partners, L.P., an institutional investment firm established in 1997. In addition, Mr. Gilbert also founded Soros Capital, Commonwealth Capital Partners, and Chemical Venture Partners. He currently serves as Vice Chairman of the Executive Board of MidOcean Equity Partners, LP, Chairman of TRI Pointe Homes, Inc., independent director on the Board of Directors of Empire State Realty Trust, Inc., Chairman of the Board of MBIA Inc. and Chair of the audit committee of Fairholme Funds, Inc. Mr. Gilbert had recently served as a director of SDCL Edge Acquisition Corp. and Birch Grove Capital and has served on the boards of more than 25 other companies over the span of his career. Mr. Gilbert received a J.D. degree from Harvard Law School, an M.B.A. from Harvard Business School, and a B.S. in economics from the Wharton School of the University of Pennsylvania. Mr. Gilbert’s investment and finance expertise add value to our board of directors.
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
Marna C. Whittington, Ph.D., has been a director since June 2012. Ms. Whittington was the Chief Executive Officer of Allianz Global Investors Capital from 2001 until her retirement in January 2012. From 2002 to 2011, she was Chief Operating Officer of Allianz Global Investors, the parent company of Allianz Global Investors Capital. Prior to that, she was Managing Director and Chief Operating Officer of Morgan Stanley Investment Management. Ms. Whittington started in the investment management industry in 1992, joining Philadelphia-based Miller Anderson & Sherrerd. Previously, she was Executive Vice President and CFO of the University of Pennsylvania, and earlier, Secretary of Finance for the State of Delaware. Ms. Whittington currently serves as a director and audit committee member of Phillips 66. She holds an M.S. degree and a Ph.D. from the University of Pittsburgh, both in quantitative methods, and a B.A. degree in mathematics from the University of Delaware. Ms. Whittington’s investment and finance expertise and her familiarity with our company add value to our board of directors.
There are no family relationships among any of our executive officers and directors.

Board Structure and Governance
Composition of Our Board of Directors
Our operating agreement establishes a board of directors responsible for the oversight of our business and operations. Our operating agreement provides that until the earliest to occur of (a) Messrs. Howard Marks and Bruce Karsh, collectively, ceasing to beneficially own at least 42% of the equity in the Oaktree Operating Group they owned as of September 30, 2019, (b) Messrs. Howard Marks and Bruce Karsh both ceasing to be actively and substantially involved in the oversight of the affairs of the Oaktree Operating Group business, (c) the incapacitation of both Messrs. Howard Marks and Bruce Karsh, (d) either Messrs. Howard Marks or Bruce Karsh becoming incapacitated, and the other ceasing to be actively and substantially involved in the oversight of the affairs of the Oaktree Operating Group business for a period of at least 90 consecutive days or an aggregate of 180 calendar days in any 360-day period, except as a result of incapacitation, or (e) September 30, 2026, the board of directors will be comprised of no less than five individuals and, without Brookfield’s consent, no more than 10 individuals, with two selected by OCGH and two selected by Brookfield. The remaining directors will be nominated by OCGH and be subject to joint written appointment by each of OCGH and Brookfield. As of March 24, 2026, there are 10 directors on the board of directors. Upon the occurrence of any events described in clauses (a) through (e) above, for so long as the holders of OCGH units as of September 30, 2019 and certain related parties and certain permitted transferees (the “Permitted OCGH Holders”) continue to beneficially own at least 15% of the equity in the Oaktree Operating Group beneficially owned by them immediately after the closing of the mergers on September 30, 2019, OCGH will be entitled to appoint a number of directors equal to the greater of (i) a number of directors proportionate to such equity ownership and (ii) two directors. Otherwise, for so long as the Permitted OCGH Holders continue to beneficially own at least 5% (but less than 15%) of the equity of the Oaktree Operating Group beneficially owned by them immediately after the closing of the mergers on September 30, 2019, OCGH will be entitled to appoint one director. Brookfield will appoint the remaining directors to the board of directors. Our board of directors consists of Messrs. Marks, Karsh, Frank, Stone, Beber, Flatt, Gilbert, Perry and Mss. McGruder and Whittington (for a total of 10 directors). Subject to our operating agreement, actions by our board of directors must be taken with the approval of at least a majority of its members.
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

Communications to the Board of Directors
The non-management members of our board of directors meet quarterly. The non-management directors have selected Mr. Gilbert, one of our non-management directors, to lead these meetings for 2026. All interested parties, including any employee or unitholder, may send communications to the non-management members of our board of directors by writing to: Brookfield Oaktree Holdings, LLC, Attn: Chief Financial Officer and Secretary, 333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our executive officers and directors and persons who beneficially own more than ten percent of a registered class of our equity securities to file initial reports of ownership and reports of changes in ownership with the SEC and furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us or written representations from such persons that they were not required to file a Form 5 to report previously unreported ownership or changes in ownership, we believe that, with respect to the year ended December 31, 2025, such persons complied with all such filing requirements.

Item 11. Executive Compensation
Compensation Discussion and Analysis
Overview of Compensation Philosophy and Program
Following the 2024 Restructuring, our Named Executive Officers (“NEOs”) do not receive compensation from us for their services. Brookfield compensates Nicholas H. Goodman, including for the duties that he performs for us. As Mr. Goodman’s compensation is set and paid by Brookfield, the Summary Compensation Table includes only the amount of the compensation that is allocated to us for accounting purposes in connection with the services that Mr. Goodman provides as our Chief Executive Officer. With respect to our other NEOs, we pay a service fee to OCM pursuant to the Services Agreement, as described under “Certain Relationships and Related Transactions, and Director Independence—BOH Services Agreement with OCM,” and OCM compensates its officers and other employees that perform duties for us. Their compensation is set by OCM.

Nicholas H. Goodman, our Chief Executive Officer, and Daniel D. Levin, our Chief Financial Officer, were our NEOs for 2025. We only have two NEOs for 2025 because none of our other executive officers receive compensation from us or our subsidiaries.
Summary Compensation Table for 2025
The following table provides summary information concerning the compensation of Nicholas H. Goodman, our principal executive officer and Daniel D. Levin, our chief financial officer, as of December 31, 2025, for services rendered to us during 2025. As explained above, we only have two NEOs for 2025 because none of our other executive officers receive compensation from us or our subsidiaries.
Following the 2024 Restructuring, our executive officers do not receive compensation or perquisites from us for their services. Rather, we pay a service fee to OCM pursuant to the Services Agreement, as described under “Certain Relationships and Related Transactions, and Director Independence— BOH Services Agreement with OCM,” and OCM compensates its officers and other employees that perform duties for us. Their compensation is set by OCM.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Nicolas H. Goodman Chief Executive Officer (1)	2025	$—	$—	$—	$75,000	$75,000
	2024	$—	$—	$—	$75,000	$75,000
Daniel D. Levin, Chief Financial Officer	2025	$—	$—	$—	$—	$—
	2024	$—	$—	$—	$—	$—
	2023	$—	$—	$—	$—	$—

(1)    Amount represents a portion of his compensation paid by Brookfield (in his capacity as President and CFO of that entity) allocated for his services as CEO of BOH.

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
Grants of Plan-Based Awards in 2025
No grants of equity-based awards or long-term incentive awards were made to our NEOs during 2025.
Potential Payments upon Termination of Employment or Change in Control at 2026 Year End
We do not have any formal cash-based severance or change of control plans or agreements in place for any of our NEOs.
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
Director Compensation Table for 2025
The following table sets forth the cash and long-term incentive compensation paid to our outside directors listed below for the year ended December 31, 2025:

Name	Fees Earned or Paid in Cash (1)	Other Compensation (2)	Total
Steven J. Gilbert	$225,000	$100,000	$325,000
Depelsha T. McGruder	$125,000	$100,000	$225,000
Mansco Perry	$125,000	$100,000	$225,000
Marna C. Whittington	$140,000	$100,000	$240,000

(1)    Annual cash retainer and fees for serving on our board of directors and for serving on the Audit Committee of our Board. Mr. Gilbert also receives an annual cash retainer of $100,000 for serving as our lead outside director. The members of our board of directors also serve on the board of Oaktree Capital Holdings, LLC for no additional compensation.
(2)    Initial value of long-term incentive awards granted in 2025 under the Brookfield Oaktree Holdings, LLC Amended and Restated Long-Term Incentive Plan, subject to four-year vesting.
During 2025, we compensated our outside directors named above through an annual cash retainer of $100,000 and the grant of long-term incentive awards. Directors who were also employees of Oaktree or Brookfield during any portion of 2025 do not receive any additional compensation for serving on our board of directors. Members of our audit committee received an additional annual retainer of $25,000, and the chair of the audit committee received an additional annual retainer of $15,000. The lead outside director received an additional annual retainer of $100,000. All members of the board of directors are reimbursed for their reasonable out-of-pocket expenses incurred in attending board meetings.
The long-term incentive awards granted in 2025 for Messrs. Gilbert and Perry, and Mss. McGruder and Whittington under the Brookfield Oaktree Holdings, LLC Amended and Restated Long-Term Incentive Plan had an initial value equal to $100,000.

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
In the following table, the applicable percentage ownership with respect to the Class A units and the Class B units beneficially owned represents the applicable unitholder’s holdings of Class A units and Class B units, respectively, as a percentage of 118,832,320 Class A units outstanding and 41,558,979 Class B units outstanding, respectively, as of March 24, 2026. The applicable percentage ownership with respect to the OCGH or OEP units beneficially owned represents the applicable unitholder’s holdings of OCGH or OEP units as a percentage of the 160,391,299 Oaktree Operating Group units outstanding as of March 24, 2026. The applicable unitholder’s aggregate holdings of Class A units, OCGH units and OEP units represents such unitholder’s aggregate economic interest in the Oaktree Operating Group.
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

	Class A Units Beneficially Owned		Class B Units Beneficially Owned			OCGH/ OEP/ OEP II Units Beneficially Owned (1)		Series A Preferred Units Beneficially Owned		Series B Preferred Units Beneficially Owned
Named Executive Officers and Directors	Number	Percent	Number		Percent	Number	Percent	Number	Percent	Number	Percent
Howard S. Marks	—	—	—	.(2)	—	10,549,454	6.6%	—	—	—	—
Bruce A. Karsh	—	—	—	.(2)	—	6,755,178	4.2	—	—	—	—
John B. Frank	—	—	—		—	1,256,901	*	—	—	—	—
Nicholas H. Goodman	—	—	—		—	—	—	—	—	—	—
Daniel D. Levin	—	—	—		—	250,418	*	—	—	—	—
Sheldon M. Stone	—	—	—		—	6,493,406	4.1	—	—	—	—
Justin B. Beber	—	—	—		—	—	—	—	—	—	—
Bruce Flatt	—	—	—		—	—	—	—	—	—	—
Steven J. Gilbert	—	—	—		—	—	*	19,211	*	30,000	*
Depelsha T. McGruder	—	—	—		—	—	—	—	—	—	—
Mansco Perry	—	—	—		—	—	—	—	—	—	*
Marna C. Whittington	—	—	—		—	1,770	*	—	—	—	—
All executive officers and directors as a group (12 persons)	—	—	—		—	25,307,127	15.8	19,211	*	30,000	*
5% Unitholders
Oaktree Capital Group Holdings, L.P.	—	—	41,558,979		100%	—	—	—	—	—	—
Brookfield Oaktree Holdings Canada Inc.	118,832,320	100%	—		—	—	—	—	—	—	—

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
(2)    Excludes 41,558,979 Class B units held by OCGH. The general partner of OCGH is Oaktree Capital Group Holdings GP, LLC. In their capacities as members of the executive committee of Oaktree Capital Group Holdings GP, LLC holding more than 50% of the aggregate number of OCGH units held by all of the members of the executive committee as a group, Mr. Marks and Mr. Karsh may be deemed to be beneficial owners of the securities held by OCGH. Each of Mr. Marks and Mr. Karsh disclaims beneficial ownership of such securities.

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
2022 Restructuring
On November 30, 2022, in connection with an internal Oaktree reorganization to facilitate the separation of Brookfield’s capital business and asset management business, we and certain other entities entered into a restructuring agreement related to the 2022 Restructuring. As a result of the 2022 Restructuring, we (i) distributed all of our interests in the economic shares of Oaktree Holdings, Ltd., the parent entity of OCM Cayman, to our sole Class A unitholder and (ii) transferred all of our interests in the voting shares of Oaktree Holdings, Ltd. to Oaktree Capital Holdings, LLC, which is a non-subsidiary affiliate of ours. Accordingly, subsequent to the 2022 Restructuring, the Company’s operations were conducted through an indirect economic interest in only one of the Oaktree Operating Group entities, specifically Oaktree Capital I, and because we no longer hold an economic interest in OCM Cayman or a voting interest in its general partner, OCM Cayman was deconsolidated as of the effective date of the 2022 Restructuring. Further, we concluded that we were no longer the primary beneficiary for CLOs as their direct ownership interests were held by OCM Cayman. Additionally, subsequent to the 2022 Restructuring, we no longer earned management fees or subadvisory fees from Oaktree’s funds or their affiliates, and we were generally only entitled to earn one-third of the incentive income attributable to Oaktree Capital I in respect of Oaktree’s closed-end funds established in 2022 or later and in respect of incentive income from Oaktree’s evergreen funds earned subsequent to January 1, 2023.

2024 Restructuring

On July 1, 2024, an internal Oaktree reorganization was effected whereby, among other things, the General Partner of Oaktree Capital I was changed from Brookfield OCM Holdings II, LLC to Oaktree Capital I GP, LLC, a newly formed subsidiary of Oaktree Capital Holdings, LLC. Brookfield OCM Holdings II, LLC remained a limited partner of Oaktree Capital I and retained its economic interest therein (the “2024 Restructuring”). See Item 8.01 of the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2024 for more information about the 2024 Restructuring.

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
The Services Agreement has an indefinite term but may be terminated by us or OCM upon at least 90 days’ written notice to the other party. We incurred service fees of $750,000 for fiscal year 2025 under the Services Agreement.
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

Each of the Oaktree Operating Group partnerships has an identical number of common units outstanding, and we use the term “Oaktree Operating Group unit” to refer, collectively, to a common unit in each of the Oaktree Operating Group partnerships. As of March 24, 2026, there were 160,391,299 Oaktree Operating Group units outstanding. The holders of Oaktree Operating Group units, including units in Oaktree Capital I and the holding companies through which we indirectly own units in Oaktree Capital I, will incur U.S. federal, state and local income taxes on their proportionate share of any net taxable income of the Oaktree Operating Group. Net profits and net losses of Oaktree Operating Group units generally are allocated to the holders of such units (including the intermediate holding companies) pro rata in accordance with the percentages of their respective interests. The partnership agreement of each Oaktree Operating Group partnership provides for cash distributions, which we refer to as “tax distributions,” to the partners of such partnership if we determine that the allocation of the partnership’s income will give rise to taxable income for its partners. Generally, these tax distributions are computed based on our estimate of the net taxable income of the relevant entity allocable to a partner multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporate resident in Los Angeles, California or New York, New York (taking into account the nondeductibility of certain expenses and the character of our income). Tax distributions are made only to the extent that all distributions from the Oaktree Operating Group for the relevant year were insufficient to cover such tax liabilities.
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

Investments in Funds
Our directors and executive officers are permitted to invest their own capital (or the capital of family trusts or other estate planning vehicles they control) in Oaktree funds. These investment opportunities are available to all Oaktree professionals who Oaktree has determined have a status that reasonably permits Oaktree to offer them these types of investments in compliance with applicable laws and regulations. These investment opportunities are available on the same terms and conditions as those applicable to third-party investors in Oaktree funds and bear their share of management fees, except that they are not subject to incentive fees. As of December 31, 2025, Oaktree manages approximately $0.9 billion of AUM invested by our directors and executive officers and certain current and former Oaktree employees in Oaktree funds. During the year ended December 31, 2025, the following directors and executive officers made the following contributions of their own capital (and/or the capital of family trusts or other estate planning vehicles they control) to Oaktree funds and are expected to continue to contribute capital in Oaktree funds from time to time: Mr. Marks contributed an aggregate of $46,635,592; Mr. Karsh and entities affiliated with Mr. Karsh contributed an aggregate of $19,603,352; Mr. Frank contributed an aggregate of $3,761,391; Mr. Stone contributed an aggregate of $1,381,838; Mr. Levin contributed an aggregate of $482,592; and Mr. Gilbert contributed an aggregate of $708,115, respectively. During the year ended December 31, 2025, the following directors and executive officers (and/or family trusts or other estate planning vehicles they control) received the following net distributions from Oaktree funds as a result of their invested capital: Mr. Marks received $15,672,040; Mr. Karsh and entities affiliated with Mr. Karsh received an aggregate of $74,906,083; Mr. Frank received $9,481,925; Mr. Stone received $8,719,171; Mr. Levin received $1,489,336; Mr. Gilbert received $5,030; and Ms. Whittington received $43,839.
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

Item 14. Principal Accounting Fees and Services
The following table sets forth the aggregate fees for professional services provided by our independent registered public accounting firm, Ernst & Young LLP, for the years ended December 31, 2025 and 2024.

	For the Year Ended December 31,
	2025		2024
	Brookfield Oaktree Holdings, LLC	Oaktree Consolidated Funds and Affiliates	Brookfield Oaktree Holdings, LLC	Oaktree Consolidated Funds and Affiliates
	($ in thousands)
Audit fees (1)	$787	$105	$812	$102
Tax fees (2)	159	547	403	224

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

(2)    Tax fees consist of fees related to tax compliance and tax advisory services. Tax fees in 2025 include $579 for tax compliance services and $127 for tax advisory services. Tax fees in 2024 include $540 for tax compliance services and $87 for tax advisory services.

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
Date: March 24, 2026

Brookfield Oaktree Holdings, LLC
By:	/s/ Daniel D. Levin
Name:	Daniel D. Levin

Title:	Chief Financial Officer and Secretary
 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on this 24th day of March 2026:

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

10.1
Eighth Amended and Restated Limited Partnership Agreement of Oaktree Capital I, L.P., dated as of June 25, 2025 (including Unit Designation with respect to the Series A Preferred Mirror Units of Oaktree Capital I, L.P., dated May 17, 2018, and Unit Designation with respect to the Series B Preferred Mirror Units of Oaktree Capital I, L.P., dated August 9, 2018) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed with the SEC on August 13, 2025).

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

10.4
Fifth Amended and Restated Exchange Agreement, dated as of May 14, 2024, by and among Atlas Top LLC, Oaktree Capital Holdings, LLC, Brookfield Oaktree Holdings, LLC, Brookfield OCM Holdings II, LLC, Oaktree New Holdings, LLC, Oaktree AIF Holdings II, LLC, Oaktree Holdings, Ltd., Oaktree Capital Group Holdings, L.P., Oaktree Capital I, L.P., Oaktree Capital II, L.P., Oaktree Capital Management, L.P., Oaktree Capital Management (Cayman), L.P., Oaktree AIF Investments, L.P., Oaktree Investment Holdings, L.P., OCGH ExchangeCo, L.P. and the other parties thereto. † (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 20, 2025).

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

10.10*
Form of Oaktree Capital Group Holdings, L.P. Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 9, 2016).

10.11*
Form of Oaktree Capital Group, LLC Class A Restricted Unit Award Agreement for Outside Directors (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 22, 2019).

10.12
Letter Agreement, dated as of June 29, 2023, by and between Brookfield Corporate Treasury Ltd. and Oaktree Capital Group, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed with the SEC on August 12, 2023).

10.13
Letter Agreement, dated as of June 29, 2023, by and between BP US REIT LLC and Oaktree Capital Group, LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed with the SEC on August 12, 2023).

10.14
Letter Agreement, dated as of March 20, 2024, by and between Brookfield Oaktree Holdings, LLC and Oaktree Capital Holdings, LLC. (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 21, 2024).

10.15
Dealer Manager Agreement, dated November 2, 2021, by and between Brookfield Real Estate Income Trust Inc. and Brookfield Oaktree Wealth Solutions LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed with the SEC on June 29, 2023).

10.16
Amended and Restated Advisory Agreement, dated March 21, 2022, by and among Brookfield Real Estate Income Trust Inc., Brookfield REIT Operating Partnership L.P. and Brookfield REIT Adviser LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed with the SEC on June 29, 2023).

10.17
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

10.23*
Brookfield Oaktree Holdings, LLC Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 21, 2024).

10.24*
Form of Award Agreement under the Oaktree Capital Group, LLC Long-Term Incentive Plan (incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021).

19.1
Brookfield Oaktree Holdings, LLC Securities Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 20, 2025).

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