Form 10-Q
period 2026-03-31
Brookfield Oaktree Holdings, LLC
filed 2026-05-12
CIK 1403528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
FORM 10-Q
________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of May 12, 2026, there were 118,832,320 Class A units and 41,558,979 Class B units of the registrant outstanding.

FORWARD-LOOKING STATEMENTS
This quarterly report contains forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect our current views with respect to, among other things, our future results of operations and financial performance. In some cases, you can identify forward-looking statements by words such as “anticipate,” “approximately,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “seek,” “should,” “will” and “would” or the negative version of these words or other comparable or similar words. These statements identify prospective information including, without limitation, statements with respect to the transaction announced in October 2025 whereby Brookfield will acquire the approximately 26% interest in Oaktree that it does not already own, subject to regulatory approvals and customary closing conditions. Important factors could cause actual results to differ, possibly materially, from those indicated in these statements. Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Such forward-looking statements are subject to risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity.
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
Any forward-looking statements and information speak only as of the date of this quarterly report or as of the date they were made, and except as required by law, BOH does not undertake any obligation to update forward-looking statements and information. For a more detailed discussion of these factors, also see the information under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in BOH’s most recent report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (“SEC”) (our “annual report”), and in this quarterly report, and in each case any material updates to these factors contained in any of BOH’s future filings.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Brookfield Oaktree Holdings, LLC
Condensed Consolidated Statements of Financial Condition (Unaudited)
($ in thousands)

	As of
	March 31, 2026	December 31, 2025
Assets
Cash and cash-equivalents	$1,929	$6,766
Corporate investments (includes $315,927 and $310,956 measured at fair value as of March 31, 2026 and December 31, 2025, respectively)	1,438,190	1,430,773
Due from affiliates	551	551
Other assets	36,471	32,048
Assets of consolidated funds:
Cash and cash-equivalents	305,816	183,974
Investments, at fair value	5,370,693	5,012,977
Dividends and interest receivable	22,421	28,033
Receivable for securities sold	55,723	37,820
Derivative assets, at fair value	21,258	9,070
Other assets, net	54,304	58,300
Total assets	$7,307,356	$6,800,312
Liabilities and Unitholders’ Capital
Liabilities:
Accrued compensation expense	$36	$327
Accounts payable, accrued expenses and other liabilities	783	227
Liabilities of consolidated funds:
Accounts payable, accrued expenses and other liabilities	24,766	14,352
Payables for securities purchased	130,651	79,845
Derivative liabilities, at fair value	42,760	48,893
Distributions payable	40	40
Debt obligations of the consolidated funds	1,367,768	1,320,795
Total liabilities	1,566,804	1,464,479
Commitments and contingencies (Note 13)
Non-controlling redeemable interests in consolidated funds	3,390,229	3,071,611
Unitholders’ capital:
Series A preferred units, 7,200,000 units issued and outstanding as of March 31, 2026 and December 31, 2025	173,669	173,669
Series B preferred units, 9,400,000 units issued and outstanding as of March 31, 2026 and December 31, 2025	226,915	226,915
Class A units, no par value, unlimited units authorized, 118,832,320 and 118,832,320 units issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Class B units, no par value, unlimited units authorized, 41,558,979 and 41,758,979 units issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Paid-in capital	1,835,071	1,777,821
Retained earnings (accumulated deficit)	104,956	76,425
Unitholders’ capital attributable to Brookfield Oaktree Holdings, LLC	2,340,611	2,254,830
Non-controlling interests in consolidated subsidiaries	9,712	9,392
Total unitholders’ capital	2,350,323	2,264,222
Total liabilities and unitholders’ capital	$7,307,356	$6,800,312
Please see accompanying notes to condensed consolidated financial statements.

Brookfield Oaktree Holdings, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(in thousands, except per unit amounts)

	Three months ended March 31,
	2026	2025
Revenues:
Interest and dividend income	$90,879	$148,364
Investment income (loss)	20,811	(4,918)
Total revenues	111,690	143,446

Expenses:
Compensation and benefits	(258)	(168)
General and administrative	(627)	(853)
Consolidated fund expenses	(21,439)	(26,736)
Interest expense	(19,495)	(34,127)
Total expenses	(41,819)	(61,884)
Other income (loss):
Net realized (loss) gain on consolidated funds’ investments	(23,995)	74,577
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	81,477	(127,849)
Total other income (loss)	57,482	(53,272)
Income before income taxes	127,353	28,290
Income taxes	—	—
Net income	127,353	28,290
Less:
Net (income) loss attributable to non-controlling interests in consolidated funds	(87,773)	(31,535)
Net (income) loss attributable to non-controlling interests in consolidated subsidiaries	(320)	(1,754)
Net income attributable to Brookfield Oaktree Holdings, LLC	39,260	(4,999)
Net income attributable to preferred unitholders	(6,829)	(6,829)
Net income (loss) attributable to Brookfield Oaktree Holdings, LLC Class A unitholders	$32,431	$(11,828)

Distributions declared per Class A unit	$—	$0.75
Net income (loss) per Class A unit (basic and diluted):
Net income (loss) per Class A unit	$0.27	$(0.10)
Weighted average number of Class A units outstanding	118,832	116,373

Comprehensive Income:
Net income	$127,353	$28,290
Comprehensive Income	$127,353	$28,290

Please see accompanying notes to condensed consolidated financial statements.

Brookfield Oaktree Holdings, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$127,353	$28,290
Adjustments to reconcile net income to net cash (used) provided in operating activities:
Investment (income) loss	(20,811)	4,918
Net realized and unrealized (gain) loss from consolidated funds’ investments	(57,482)	53,272
Accretion of original issue and market discount of consolidated funds’ investments, net	60	(19,759)
Income distributions from corporate investments in funds and companies	7,425	91,148
Cash flows due to changes in operating assets and liabilities:
Increase in other assets	(4,425)	(13,176)
Increase in net due from affiliates	—	(776)
Decrease in accrued compensation expense	(291)	(267)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	558	(155)
Cash flows due to changes in operating assets and liabilities of consolidated funds:
Decrease in dividends and interest receivable	5,612	6,533
Increase in receivables for investments sold	(17,903)	(68,333)
Decrease in other assets	3,995	4,497
Increase in accounts payable, accrued expenses and other liabilities	10,415	7,565
Increase in payables for investments purchased	50,806	15,453
Purchases of investments	(808,045)	(881,153)
Proceeds from maturities and sales of investments	489,794	1,049,676
Net cash (used in) provided by operating activities	(212,939)	277,733
Cash flows from investing activities:
Distributions and proceeds from corporate investments in funds and companies	3,500	2,500
Net cash provided by investing activities	3,500	2,500

(continued)

Please see accompanying notes to condensed consolidated financial statements.

Brookfield Oaktree Holdings, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) — (Continued)
(in thousands)

	Three months ended March 31,
	2026	2025
Cash flows from financing activities:
Capital contributions, net	$59,716	$39,811
Distributions to Class A unitholders	(3,900)	(167,945)
Distributions to preferred unitholders	(6,829)	(6,829)
Cash flows from financing activities of consolidated funds:
Contributions from non-controlling interests	260,384	286,054
Distributions to non-controlling interests	(29,539)	(367,821)
Borrowings on credit facilities	345,447	470,730
Repayments on credit facilities	(298,474)	(371,359)
Net cash provided by (used in) financing activities	326,805	(117,359)
Effect of exchange rate changes on cash	(361)	232
Net increase in cash and cash-equivalents	117,005	163,106
Cash and cash-equivalents, beginning balance	190,740	449,851
Cash and cash-equivalents, ending balance	$307,745	$612,957

Reconciliation of cash and cash-equivalents
Cash and cash-equivalents – Oaktree	$1,929	$15,882
Cash and cash-equivalents – consolidated funds	305,816	597,075
Total cash and cash-equivalents	$307,745	$612,957

Please see accompanying notes to condensed consolidated financial statements.

Brookfield Oaktree Holdings, LLC
Condensed Consolidated Statements of Changes in Unitholders’ Capital (Unaudited)
(in thousands)

	Brookfield Oaktree Holdings, LLC							Non-controlling Interests in Consolidated Subsidiaries	Total Unitholders’ Capital
	Class A Units	Class B Units	Series A Preferred Units	Series B Preferred Units	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)

Unitholders’ capital as of December 31, 2025	118,832	41,760	$173,669	$226,915	$1,777,821	$76,425	$—	$9,392	$2,264,222
Activity for the three months ended:
Cancellation of units associated with forfeitures	—	(200)	—	—	—	—	—	—	—
Capital contributions	—	—	—	—	57,250	—	—	—	57,250
Distributions declared	—	—	(2,981)	(3,848)	—	(3,900)	—	—	(10,729)
Net income	—	—	2,981	3,848	—	32,431	—	320	39,580
Unitholders’ capital as of March 31, 2026	118,832	41,560	$173,669	$226,915	$1,835,071	$104,956	$—	$9,712	$2,350,323

	Brookfield Oaktree Holdings, LLC							Non-controlling Interests in Consolidated Subsidiaries	Total Unitholders’ Capital
	Class A Units	Class B Units	Series A Preferred Units	Series B Preferred Units	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)

Unitholders’ capital as of December 31, 2024	116,373	43,823	$173,669	$226,915	$1,663,384	$329,631	$—	$7,765	$2,401,364
Activity for the three months ended:
Net issuance of units	—	15	—	—	—	—	—	—	—
Capital contributions	—	—	—	—	39,811	—	—	—	39,811
Distributions declared	—	—	(2,981)	(3,848)	—	(172,934)	—	—	(179,763)
Net income (loss)	—	—	2,981	3,848	—	(11,828)	—	1,754	(3,245)
Unitholders’ capital as of March 31, 2025	116,373	43,838	$173,669	$226,915	$1,703,195	$144,869	$—	$9,519	$2,258,167

Please see accompanying notes to condensed consolidated financial statements.

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2026
($ in thousands, except where noted)

1. ORGANIZATION AND BASIS OF PRESENTATION
As used in these condensed consolidated financial statements:
“Oaktree” refers to the Oaktree Operating Group members and, where applicable, their respective subsidiaries and affiliates; and
the “Company” refers to Brookfield Oaktree Holdings, LLC and, where applicable, its subsidiaries and affiliates.
The Company holds Credit, Real Estate and Equity investments managed by leading alternative asset management firms Oaktree Capital Management, L.P. and Brookfield Asset Management Ltd (“BAM”). The Company both directly invests in funds and has indirect exposure through its equity method investment in Oaktree Capital I, L.P. (“Oaktree Capital I”), which as of March 31, 2026, represented an approximately 74% economic interest in Oaktree Capital I, which acts as or controls the general partner of certain Oaktree funds and which holds a majority of Oaktree’s investments in its funds.
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
The Company’s ownership and operational structure through March 31, 2026 were the result of (i) certain mergers with affiliates of Brookfield completed on September 30, 2019 (the “Mergers”) and the subsequent restructuring completed on October 1, 2019 in connection with the Mergers (the “2019 Restructuring”), (ii) the restructuring completed on November 30, 2022 in connection with an internal Oaktree reorganization to facilitate the separation of Brookfield’s capital business and asset management business (the “2022 Restructuring”) and (iii) the restructuring completed on July 1, 2024 in connection with an internal Oaktree reorganization which resulted in the change of the general partner of Oaktree Capital I, L.P. (“Oaktree Capital I”) from Brookfield OCM Holdings II, LLC, a subsidiary of the Company, to Oaktree Capital I GP, LLC, a newly formed subsidiary of Oaktree Capital Holdings, LLC (“OCH”) (the “2024 Restructuring”). See Part I, Item I included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 2, 2020 for more information regarding the Mergers and the 2019 Restructuring. See Item 1.01 of the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2022 for more information about the 2022 Restructuring. See Item 8.01 of the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2024 for more information about the 2024 Restructuring.
Following the above restructurings, the Company’s holdings and operations primarily represent (i) limited partner investments in certain of Oaktree’s flagship opportunistic funds, (ii) its equity method investment in Oaktree Capital I, which as of March 31, 2026, represented an approximately 74% economic interest in Oaktree Capital I, which holds a majority of Oaktree’s investments in its funds, and (iii) an indirect ownership interest in Brookfield Real Estate Income Trust Inc. (“Brookfield REIT”).
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
March 31, 2026
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
As a result of the 2024 Restructuring, the Company no longer consolidates the operations of Oaktree Capital I, but rather accounts for its approximately 74% interest in Oaktree Capital I as of March 31, 2026 under the equity method of accounting. The Company’s revenue is primarily the investment income earned from (i) limited partner investments in certain of Oaktree’s flagship opportunistic funds, (ii) an equity method investment in Oaktree Capital I, and (iii) an indirect ownership interest in Brookfield REIT.

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
These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2026.
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
March 31, 2026
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

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2026
($ in thousands, except where noted)
Non-controlling Redeemable Interests in Consolidated Funds
The Company records non-controlling interests to reflect the economic interests of the unaffiliated limited partners in Oaktree-managed funds. These interests are presented as non-controlling redeemable interests in consolidated funds within the condensed consolidated statements of financial condition, outside of the permanent capital section. Limited partners in open-end and evergreen funds generally have the right to withdraw their capital, subject to the terms of the respective limited partnership agreements, over periods ranging from one month to three years. While limited partners in consolidated closed-end funds generally have not been granted redemption rights, these limited partners do have withdrawal or redemption rights in certain limited circumstances that are beyond the control of the Company, such as instances in which retaining the limited partnership interest could cause the limited partner to violate a law, regulation or rule.
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
Non-controlling Interests in Consolidated Subsidiaries
Non-controlling interests in consolidated subsidiaries reflect the portion of unitholders’ capital attributable to third parties. All non-controlling interests in consolidated subsidiaries are attributed a share of income or loss in the respective consolidated subsidiary based on the relative economic interests of the third parties after consideration of contractual arrangements that govern allocations of income or loss.
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
March 31, 2026
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
At March 31, 2026 and December 31, 2025, the Company had cash balances with financial institutions in excess of Federal Deposit Insurance Corporation insured limits. The Company monitors the credit standing of these financial institutions.
Corporate Investments
Corporate investments consist of investments in funds, the Company’s investment in Oaktree Capital I, which is accounted for under the equity method of accounting, and the Company’s indirect ownership in Brookfield REIT.
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
March 31, 2026
($ in thousands, except where noted)
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
Compensation and Benefits
Compensation and benefits primarily reflect compensation to the Company’s board of directors.
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
March 31, 2026
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
March 31, 2026
($ in thousands, except where noted)
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
March 31, 2026
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
March 31, 2026
($ in thousands, except where noted)
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
March 31, 2026
($ in thousands, except where noted)
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
3. REVENUES
The Company earns investment income from the investments the Company makes in its investment in Oaktree Capital I, Oaktree funds, third-party funds and other companies. Revenues by investment types are set forth below.

	Three months ended March 31,
Investment Income (Loss)	2026	2025

Funds	$4,976	$(7,775)
Companies	15,835	2,857
Total investment income (loss)	$20,811	$(4,918)
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
Consolidated VIEs
As of March 31, 2026 and December 31, 2025, the Company consolidated 2 VIEs through which interests are held in Oaktree Opportunities Fund XI, L.P. and Oaktree Opportunities Fund XII, L.P. as the Company was the primary beneficiary.
As of March 31, 2026, the assets and liabilities of the 2 consolidated VIEs amounted to $5.8 billion and $1.6 billion, respectively. The assets of these consolidated VIEs primarily consisted of investments in debt and equity securities. The assets of these VIEs may be used only to settle obligations of the same VIE. In addition, there is no

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2026
($ in thousands, except where noted)
recourse to the Company for the VIEs’ liabilities. As of March 31, 2026, the Company’s investments in consolidated VIEs had a carrying value of $0.9 billion, which represented its maximum risk of loss as of that date.
Unconsolidated VIEs
The Company held variable interests in certain VIEs in the form of direct equity interests that are not consolidated because it is not the primary beneficiary, inasmuch as its fee arrangements are considered at-market and it does not hold interests in those entities that are considered more than insignificant.
The carrying value of the Company’s investments in VIEs that were not consolidated are shown below.

	Carrying Value as of
	March 31, 2026	December 31, 2025

Corporate investments	$1,122,263	$1,119,817
Due from affiliates	551	551
Maximum exposure to loss	$1,122,814	$1,120,368
5. INVESTMENTS
Corporate Investments
Corporate investments consisted of the following:

	As of
Corporate Investments	March 31, 2026	December 31, 2025

Equity-method investments:
Funds	$317,275	$315,801
Companies	1,120,915	1,114,972
Total corporate investments	$1,438,190	$1,430,773
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
On June 27, 2023, the Company entered into a contribution agreement with Brookfield Corporate Treasury Ltd. and acquired the equity ownership in certain entities which beneficially own shares in Brookfield Real Estate Income Trust. The Company accounted for the acquired interests as equity method investments with fair value election. The fair value option has been elected to simplify the accounting for the investment in OCG NTR Holdings, LLC, a wholly owned subsidiary of the Company (“NTR”). Changes in the fair value and cash dividends received from the investment in NTR are included in investment income. During the three months ended March 31, 2026 and 2025, the Company recognized an equity investment gain of $5.0 million and an equity investment loss of $7.9 million, respectively. Please refer to note 14 for the detailed description of the transaction.
Each reporting period, the Company evaluates each of its equity-method investments to determine if any are considered significant, as defined by the SEC. As of March 31, 2026, or for the three months ended March 31, 2026, the Company determined Oaktree Capital I met the significance criteria. No other individual equity method investment met the significance criteria.

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2026
($ in thousands, except where noted)
Summarized financial information of Oaktree Capital I is set forth below.

	Three months ended March 31,
Statements of Operations	2026	2025
Revenues / investment income	$72,719	$48,907
Interest expense	(14,364)	(9,792)
Other expenses	(19,863)	(18,087)
Net realized and unrealized gain on investments	(41,532)	(8,405)
Net (loss) income	$(3,040)	$12,623
Summarized financial information of the Company’s remaining equity-method investments is set forth below.

	Three months ended March 31,
Statements of Operations	2026	2025
Revenues / investment income	$42,286	$42,434
Interest expense	(14,008)	(14,525)
Other expenses	(34,151)	(31,700)
Net realized and unrealized gain on investments	5,360	10,129
Net (loss) income	$(513)	$6,338

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2026
($ in thousands, except where noted)
Investments of Consolidated Funds
Investments, at Fair Value
Investments held and securities sold short by the consolidated funds are summarized below:

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
United States:
Debt securities (cost:$1,522,299 and $1,410,932 as of March 31, 2026 and December 31, 2025, respectively)	$1,310,776	$1,245,636	24.4%	24.9%
Equity securities (cost: $1,868,648 and $1,658,791 as of March 31, 2026 and December 31, 2025, respectively)	2,359,758	2,058,375	43.9	41.1
Real estate securities (cost: $81,640 and $81,097 as of March 31, 2026 and December 31, 2025, respectively)	84,206	85,059	1.6	1.7

Europe:
Debt securities (cost: $281,012 and $220,047 as of March 31, 2026 and December 31, 2025, respectively)	286,233	218,618	5.3	4.4
Equity securities (cost: $315,243 and $332,655 as of March 31, 2026 and December 31, 2025, respectively)	452,135	442,853	8.4	8.8
Real estate securities (cost: $248,076 and $248,112 as of March 31, 2026 and December 31, 2025, respectively)	262,939	267,481	4.9	5.3
Asia and other:
Debt securities (cost: $551,832 and $556,028 as of March 31, 2026 and December 31, 2025, respectively)	556,587	568,395	10.4	11.3

Equity securities (cost: $47,458 and $111,335 as of March 31, 2026 and December 31, 2025, respectively)	58,059	126,560	1.1	2.5

Total debt securities	2,153,596	2,032,649	40.1	40.6
Total equity securities	2,869,952	2,627,788	53.4	52.4
Total real estate	347,145	352,540	6.5	7.0
Total investments, at fair value	$5,370,693	$5,012,977	100.0%	100.0%

As of March 31, 2026 , the following issuers or investments had a fair value that exceeded 5% of the Company’s total consolidated net assets.

Principal Amount/ Number of Shares	Investments	Combined Fair Value
213,719,317	Hartree Partners LP	$302,768

As of December 31, 2025, the following issuers or investments had a fair value that exceeded 5% of the Company’s total consolidated net assets.

Principal Amount/ Number of Shares	Investments	Combined Fair Value
179,840	Azorra Aviation Holdings LLC	$266,177

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2026
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
The following table summarizes net gains (losses) from investment activities:

	Three months ended March 31,
	2026		2025
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Investments and other financial instruments	$(25,906)	$61,884	$68,510	$(101,214)
Foreign-currency forward contracts (1)	671	20,717	5,455	(25,471)
Total return and interest rate swaps (1)	453	(1,293)	(627)	716
Options and futures (1)	787	169	1,239	(1,880)
Total	$(23,995)	$81,477	$74,577	$(127,849)

(1)    Please see note 7 for additional information.
6. FAIR VALUE
Fair Value of Financial Assets and Liabilities
The Company’s other financial assets by fair-value hierarchy level are set forth below. There were no other financial liabilities as of March 31, 2026 and December 31, 2025.

	As of March 31, 2026				As of December 31, 2025
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Corporate investments	$—	$315,927	$—	$315,927	$—	$310,956	$—	$310,956
Total assets	$—	$315,927	$—	$315,927	$—	$310,956	$—	$310,956

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2026
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

	As of March 31, 2026				As of December 31, 2025
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Investments:
Corporate debt – bank debt	$—	$151,480	$1,644,749	$1,796,229	$—	$116,518	$1,626,609	$1,743,127
Corporate debt – all other	—	191,435	165,932	357,367	—	209,394	80,128	289,522
Equities – common stock	192,100	99,032	1,811,636	2,102,768	197,832	91,815	1,559,531	1,849,178
Equities – preferred stock	2,045	—	765,139	767,184	1,678	—	776,932	778,610
Real estate	—	74,210	272,935	347,145	—	—	352,540	352,540
Total investments	194,145	516,157	4,660,391	5,370,693	199,510	417,727	4,395,740	5,012,977
Derivatives:
Foreign-currency forward contracts	—	20,539	—	20,539	—	7,800	—	7,800
Swaps	—	719	—	719	—	1,270	—	1,270
Total derivatives (1)	—	21,258	—	21,258	—	9,070	—	9,070
Total assets	$194,145	$537,415	$4,660,391	$5,391,951	$199,510	$426,797	$4,395,740	$5,022,047

Liabilities
Derivatives:
Foreign-currency forward contracts	—	(39,054)	—	(39,054)	—	(47,032)	—	(47,032)
Swaps	—	(686)	—	(686)	—	—	—	—
Options and futures	—	(3,020)	—	(3,020)	—	(1,861)	—	(1,861)
Total derivatives (2)	—	(42,760)	—	(42,760)	—	(48,893)	—	(48,893)
Total liabilities	$—	$(42,760)	$—	$(42,760)	$—	$(48,893)	$—	$(48,893)

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

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2026
($ in thousands, except where noted)
The following tables set forth a summary of changes in the fair value of Level III investments:

	Corporate Debt – Bank Debt	Corporate Debt – All Other	Equities – Common Stock	Equities – Preferred Stock	Real Estate	Swaps	Total
Three months ended March 31, 2026
Beginning balance	$1,626,609	$80,128	$1,559,531	$776,932	$352,540	$—	$4,395,740
Transfers into Level III	42,205	2,467	628	4,829	—	—	50,129
Transfers out of Level III	(54,887)	—	(129)	—	(65,495)	—	(120,511)
Purchases	335,035	89,199	167,054	6,661	10,477	—	608,426
Sales	(209,098)	(29)	(32,365)	(31,697)	(11,283)	—	(284,472)
Realized gain (losses), net	(27,697)	(15)	13,644	24	1,311	—	(12,733)
Unrealized appreciation (depreciation), net	(67,418)	(5,818)	103,273	8,390	(14,615)	—	23,812
Ending balance	$1,644,749	$165,932	$1,811,636	$765,139	$272,935	$—	$4,660,391
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$(85,179)	$(3,742)	$113,686	$55,452	$(13,776)	$—	$66,441
Three months ended March 31, 2025
Beginning balance	$1,936,315	$111,552	$1,187,023	$606,141	$206,181	$15,771	$4,062,983
Transfers into Level III	136,694	624	—	37	6,806	—	144,161
Transfers out of Level III	(93,836)	—	(6,806)	—	—	—	(100,642)
Purchases	776,462	11,768	28,361	133,007	70,382	1,575	1,021,555
Sales	(1,044,105)	(7,617)	(50,403)	(81,903)	(5,181)	—	(1,189,209)
Realized gain (losses), net	10,954	7,585	19,861	6,344	592	—	45,336
Unrealized appreciation (depreciation), net	(43,814)	(6,325)	(6,580)	(1,907)	16,197	—	(42,429)
Ending balance	$1,678,670	$117,587	$1,171,456	$661,719	$294,977	$17,346	$3,941,755
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$(43,676)	$(6,325)	$3,582	$(1,907)	$6,035	$—	$(42,291)
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

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2026
($ in thousands, except where noted)
The following table sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the consolidated funds’ Level III investments as of March 31, 2026:

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (1)(2)	Range	Weighted Average (3)

Credit-oriented investments:
	$940,141	Discounted cash flow (6)	Discount rate	3% - 35%	14%
	153,792	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	364,695	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	168,713	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	1.0x - 1.0x	1.0x
	35,052	Expected Recovery (11)	Not applicable	Not applicable	Not applicable
	124,353	Market approach (comparable companies) (7)	Earnings multiple (10)	2.3x - 9.8x	9.5x
	23,935	Market approach (comparable companies) (7)	Revenue multiple (8)	0.8x - 1.1x	0.9x
Equity investments:
	225,351	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	343,196	Discounted cash flow (6)	Discount rate	12% - 20%	14%
	822,076	Market approach (comparable companies) (7)	Earnings multiple (10)	1.3x - 15.9x	9.8x
	113,255	Market approach (comparable companies) (7)	Revenue multiple (8)	1.1x - 2.3x	2.3x
	12,611	Expected Recovery (11)	Not applicable	Not applicable	Not applicable
	3,948	Black Scholes (12)	Not applicable	Not applicable	Not applicable
	58,952	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	997,386	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	0.8x - 1.0x	1.0x
Real estate-oriented investments:
	215,998	Discounted cash flow (6)	Discount rate	12% - 33%	20%
	56,937	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	1.0x - 1.0x	1.0x
Total Level III investments	$4,660,391

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2026
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
March 31, 2026
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
During the three months ended March 31, 2026, the valuation techniques for one credit-oriented investment was changed from market approach (value of underlying assets) to discounted cash flow, one credit-oriented investment was changed from market approach (comparable companies) to expected recovery and one credit-oriented investment was changed from discounted cash flow to market approach (comparable companies). During the three months ended March 31, 2025, the valuation techniques for three credit-oriented investments were changed from recent market information to discounted cash flow, two equity investments were changed from market approach (comparable companies) to recent market information and one credit-oriented investment was changed from discounted cash flow to market approach (comparable companies).
7. DERIVATIVES AND HEDGING

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
The fair value of derivatives held by the consolidated funds consisted of the following:

	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
As of March 31, 2026
Foreign-currency forward contracts	$908,722	$20,539	$(126,920)	$(39,054)
Total-return and interest-rate and credit default swaps	154,973	663	(117,915)	(686)
Options and futures	139,816	56	(13,910)	(3,020)
Total	$1,203,511	$21,258	$(258,745)	$(42,760)

As of December 31, 2025
Foreign-currency forward contracts	$1,066,772	$7,800	$(216,189)	$(47,032)
Total-return and interest-rate and credit default swaps	219,693	1,270	(5,584)	—
Options and futures	62,266	—	(16,587)	(1,861)
Total	$1,348,731	$9,070	$(238,360)	$(48,893)

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2026
($ in thousands, except where noted)
The impact of derivatives held by the consolidated funds in the condensed consolidated statements of operations was as follows:

	Three months ended March 31,
	2026		2025
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Foreign-currency forward contracts	$671	$20,717	$5,455	$(25,471)
Total-return and interest-rate and credit default swaps	453	(1,293)	(627)	716
Options and futures	787	169	1,239	(1,880)
Total	$1,911	$19,593	$6,067	$(26,635)
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

	Gross Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of March 31, 2026		Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Derivative assets of consolidated funds:
Foreign-currency forward contracts	$20,539	$—	$—	$20,539
Total-return and interest-rate and credit default swaps	663	—	—	663
Options and futures	56	—	—	56
Total	$21,258	$—	$—	$21,258

Derivative Liabilities:
Derivative liabilities of consolidated funds:
Foreign-currency forward contracts	$(39,054)	$—	$—	$(39,054)
Total-return and interest-rate and credit default swaps	(686)	—	—	(686)
Options and futures	(3,020)	—	—	(3,020)
Total	$(42,760)	$—	$—	$(42,760)

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2026
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
The consolidated funds had the following debt obligations outstanding:

	Outstanding Amount as of		Key terms as of March 31, 2026
Credit Agreement	March 31, 2026	December 31, 2025	Facility Capacity	Effective Interest Rate	Weighted Average Remaining Maturity (years) (3)	Commitment Fee Rate	L/C Fee
Revolving credit facilities (1)	$1,367,768	$1,320,795	$1,808,782	5.42%	0.23	0.25%	1.77%
Less: Debt issuance costs (2)	(1,304)	(2,666)
Total debt obligations, net	$1,366,464	$1,318,129

(1)    The credit facility capacity is calculated on a pro rata basis using fund commitments as of March 31, 2026.
(2)    Debt issuance costs are included in other assets as of March 31, 2026 and December 31, 2025.
(3)     The credit facilities of certain consolidated funds are scheduled to mature within the next four months. The Company is currently in discussions with lenders to extend or refinance these facilities and expects that such extensions or refinancing will be completed prior to their maturity.
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
March 31, 2026
($ in thousands, except where noted)
been presented on a gross basis in the table below.

	Three months ended March 31,
	2026	2025

Beginning balance	$3,071,611	$3,069,084
Contributions	260,384	286,054
Distributions	(29,567)	(463,443)
Net income	87,773	31,535
Change in distributions payable	28	95,622
Ending balance	$3,390,229	$3,018,852
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
As of March 31, 2026 and December 31, 2025, OCGH units represented 41,558,979 of the total 160,391,299 Oaktree Operating Group units and 41,758,979 of the total 160,591,299 Oaktree Operating Group units, respectively.
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
March 31, 2026
($ in thousands, except where noted)
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
11. EARNINGS PER UNIT
The computation of net income per Class A unit is set forth below:

	Three months ended March 31,
	2026	2025
	(in thousands, except per unit amounts)
Net income per Class A unit (basic and diluted):
Net income attributable to BOH Class A unitholders	$32,431	$(11,828)
Weighted average number of Class A units outstanding (basic and diluted)	118,832	116,373
Basic and diluted net income (net of tax) per Class A unit	$0.27	$(0.10)
OCGH units are not exchangeable into Class A units. As the restrictions set forth in the then-current exchange agreement were in place for each applicable reporting period, OCGH units were not included in the computation of diluted earnings per unit for the three months ended March 31, 2026 and 2025.
12. INCOME TAXES AND RELATED PAYMENTS
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by the relevant tax authorities. With limited exceptions, the Company is no longer subject to income tax audits by taxing authorities for periods before 2023. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to its tax examinations and that any settlements related thereto will not have a material adverse effect on the Company’s condensed consolidated financial statements; however, there can be no assurances as to the ultimate outcomes.

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2026
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
Commitments to Funds
As of March 31, 2026 and December 31, 2025, the Company had undrawn capital commitments of $112.5 million in its capacity as a limited partner in Opps XI. As of March 31, 2026 and December 31, 2025, the Company had undrawn commitments of $517.5 million and $577.3 million, respectively, in its capacity as a limited partner in Opps XII (Opps XI and Opps XII as defined in note 14).
Investment Commitments of the Consolidated Funds
Certain of the consolidated funds are parties to credit arrangements that provide for the issuance of letters of credit and/or revolving loans, which may require the particular fund to extend loans to investee companies. The consolidated funds use the same investment criteria in making these commitments as they do for investments that are included in the condensed consolidated statements of financial condition. The unfunded liability associated with these credit arrangements is equal to the amount by which the contractual loan commitment exceeds the sum of funded debt and cash held in escrow, if any. As of March 31, 2026 and December 31, 2025, the consolidated funds had total outstanding unfunded debt commitments of $163.4 million and $263.2 million respectively. As of March 31, 2026 and December 31, 2025, the consolidated funds had potential unfunded investment commitments of $374.9 million and $378.8 million respectively.
A consolidated fund may agree to guarantee the repayment obligations of certain investee companies. As of March 31, 2026 and December 31, 2025, there were no guaranteed amounts under such arrangements.
Certain consolidated funds are investment companies that are required to disclose financial support provided or contractually required to be provided to any of their portfolio companies. During the three months ended March 31, 2026 and March 31, 2025, the consolidated funds did not provide any financial support to investees pursuant to contractual agreements.
14. RELATED-PARTY TRANSACTIONS
The Company considers its executive officers, employees, if any, and unconsolidated Oaktree funds to be affiliates (as defined in the FASB ASC Master Glossary). Amounts due from and to affiliates are set forth below. The fair value of amounts due from and to affiliates is a Level III valuation and was valued based on a discounted cash-flow analysis. The carrying value of amounts due from and to affiliates approximated fair value due to their short-

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2026
($ in thousands, except where noted)
term nature or because their weighted average interest rate approximated the Company’s cost of debt.

	As of
	March 31, 2026	December 31, 2025
Due from affiliates:
Payments made on behalf of unconsolidated entities	$551	$551
Total due from affiliates	$551	$551
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
For each of the three months ended March 31, 2026 and 2025, the Company incurred administrative services expense of $0.2 million.
Investment in Oaktree Opportunities Fund XI
The Company has subscribed for a limited partner interest in, and made a capital commitment of, $750.0 million to Oaktree Opportunities Fund XI, L.P., a parallel investment vehicle thereof or a feeder fund in respect of one of the foregoing (such limited partner interest, the “Opps XI Investment” and such fund entities collectively, “Opps XI”). In order to make the Opps XI Investment, the Company’s sole Class A unitholder, or one of its affiliates, will contribute cash as a capital contribution (the “Opps XI Investment Cash”) as and to the extent required to satisfy the Company’s obligations to Opps XI. The Company will use the Opps XI Investment Cash

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2026
($ in thousands, except where noted)
solely to fund the Opps XI Investment and satisfy its obligations in respect of Opps XI and distributions from the Opps XI Investment are intended solely for the benefit of the Class A unitholder, subject to applicable law. The Company’s preferred unitholders should not rely on distributions received by the Company in respect of the Company’s Opps XI Investment for payment of dividends or redemption of the preferred units. For the three months ended March 31, 2026, the Company did not fund any of its capital commitment. As of March 31, 2026, the Company has funded in the aggregate $637.5 million of the $750.0 million of its capital commitment.
Investment in Oaktree Opportunities Fund XII
On May 22, 2023, the Company subscribed for a limited partner interest in, and made a capital commitment of, $750.0 million to Oaktree Opportunities Fund XII, L.P., a parallel investment vehicle thereof or a feeder fund in respect of one of the foregoing (such limited partner interest, the “Opps XII Investment” and such fund entities collectively, “Opps XII”). Subsequently, the Company made an additional commitment of $46.2 million. In order to make the Opps XII Investment, the Company’s sole Class A unitholder, or one of its affiliates, will contribute cash as a capital contribution (the “Opps XII Investment Cash”) as and to the extent required to satisfy the Company’s obligations to Opps XII. The Company will use the Opps XII Investment Cash solely to fund the Opps XII Investment and satisfy its obligations in respect of Opps XII and distributions from the Opps XII Investment are intended solely for the benefit of the Class A unitholder, subject to applicable law. The Company’s preferred unitholders should not rely on distributions received by the Company in respect of the Company’s Opps XII Investment for payment of distributions on or redemption of the preferred units. For the three months ended March 31, 2026, the Company funded $59.8 million of its capital commitment. As of March 31, 2026, the Company has funded in the aggregate $278.7 million of the $796.2 million of its capital commitment.
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

As of March 31, 2026, the carrying value of NTR included in corporate investments was $315.9 million.

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
March 31, 2026
($ in thousands, except where noted)
claims brought against any of them related to the ownership, management or ongoing operating of the REIT Entities, and any subsidiaries thereof.

On April 20, 2026, the Company entered into a distribution agreement with Brookfield Oaktree Holdings Canada Inc. (“BOHCI”) pursuant to which the Company distributed to BOHCI 100 Common Shares of OCG NTR Holdings LLC (“NTR”) representing 100% of the Company’s equity interests in NTR, through a distribution in kind in respect of the Class A common units of BOH. Please see the section entitled “Subsequent Events” in note 16 for more information.
SPV Credit Facility
In March 2024, BOH transferred a portion of its indirect interest in Opps XI to newly formed special purpose subsidiary (“SPV I”) and pledged its ownership interest in SPV I as collateral for a non-recourse credit facility of an affiliate. In June 2024, BOH transferred an additional portion of its indirect interest in Opps XI to a newly formed special purpose subsidiary (“SPV II”) and pledged its ownership interest in SPV II as collateral for a second non-recourse credit facility of the affiliate. Subsequently, in June 2025, BOH transferred a portion of its indirect interest in Opps XII to a newly formed special purpose subsidiary (“SPV III”) and pledged its ownership interest in SPV III as collateral to upsize the non-recourse credit facility originally closed in March 2024. While the outstanding borrowings on the facilities are the obligations of the affiliate, the co-borrowers, including SPV I, SPV II and SPV III, have joint and several liability under the credit facilities in the event of default and are required to comply with certain covenants. As of March 31, 2026, BOH’s potential exposure under these arrangements is limited to the carrying value of its pledged interests in SPV I, SPV II and SPV III of $174.8 million, $178.6 million and $102.0 million, respectively.
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
16. SUBSEQUENT EVENTS
Preferred Unit Distributions
    A distribution of $0.414063 per Series A preferred unit will be paid on June 15, 2026 to Series A preferred unitholders of record at the close of business on June 1, 2026.
    A distribution of $0.409375 per Series B preferred unit will be paid on June 15, 2026 to Series B preferred unitholders of record at the close of business on June 1, 2026.
Oaktree/Brookfield Transaction
On April 14, 2026, the Company entered into a Transaction Agreement (the “Transaction Agreement”) by and among Oaktree, BAM, Brookfield and the other parties thereto, pursuant to which all of the outstanding equity interests in the Oaktree business will be acquired in exchange for the applicable consideration payable therefor, which may include cash, BAM shares, Brookfield shares, limited partnership interests in a private partnership, and/or BAM restricted stock units (RSUs) (or a combination thereof) (the “Transactions”). The Transactions are expected to close in the first half of 2026, subject to regulatory approvals and customary closing conditions. The terms of the Transactions will not affect the terms of the outstanding 6.625% Series A preferred units and 6.550% Series B preferred units of BOH. See Item 1.01 of the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2026 for more information about the Transactions.

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2026
($ in thousands, except where noted)
Distribution of NTR Interests

On April 20, 2026, the Company entered into a distribution agreement (the “Distribution Agreement”) with BOHCI. Pursuant to the Distribution Agreement, BOH distributed to BOHCI 100 Common Shares of NTR (the “Distributed Shares”) representing 100% of BOH’s equity interests in NTR, through a distribution in kind in respect of the Class A common units of BOH, on the terms and conditions contained in the Distribution Agreement. The distribution of the Distributed Shares was completed on April 20, 2026. See Item 1.01 of the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2026 for more information about the Distribution Agreement.

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
Business Overview
Brookfield Oaktree Holdings, LLC holds Credit, Real Estate and Equity investments managed by leading alternative asset management firms Oaktree Capital Management, L.P. and Brookfield Asset Management Ltd. The Company both directly invests in funds and has indirect exposure through its equity method investment in Oaktree Capital I, L.P. (“Oaktree Capital I”), which as of March 31, 2026, represented an approximately 74% economic interest in Oaktree Capital I, which holds a majority of Oaktree’s investments in its funds.
Brookfield Oaktree Holdings, LLC is a Delaware limited liability company that was formed on April 13, 2007 under the name Oaktree Capital Group, LLC. The Company’s ownership and operational structure through March 31, 2026 are the result of certain mergers and restructurings. The Company’s holdings and operations currently primarily represent (i) limited partner investments in certain of Oaktree’s flagship opportunistic credit funds, (ii) its equity method investment in Oaktree Capital I, which as of March 31, 2026, represented an approximately 74% economic interest in Oaktree Capital I, which holds a majority of Oaktree’s investments in its funds, and (iii) an indirect ownership interest in Brookfield Real Estate Income Trust Inc. (“Brookfield REIT”). The Company is the issuer of the Series A and Series B preferred units listed on the NYSE.

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
There has been significant recent progress and developments in the area of generative artificial intelligence, but the impact to our business of such evolving technology cannot be fully determined at this time.
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
We earn revenue from investment income, which represents our pro-rata share of income or loss from our investments, including the Company’s equity method investment in Oaktree Capital I and its indirect ownership in Brookfield REIT. As of March 31, 2026, the Company had an approximately 74% economic interest in Oaktree Capital I.
Our consolidated revenues reflect the elimination of all revenues, if any, related to funds that are consolidated by the Company.
Please see “Business—Structure and Operation of Our Business—Structure of Funds” in our annual report for a detailed discussion of the structure of Oaktree funds.
Expenses
Compensation, General and Administrative Expenses
Compensation primarily reflects compensation to the Company’s board of directors. General and administrative expenses include costs related to outside auditors, tax professionals, and other general items related directly to the Company’s operations.
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
Interest Expense
Interest expense has historically primarily reflected the interest expense of the consolidated funds.
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
•Net Income Attributable to Non-controlling Interests in Consolidated Funds. This category represents the economic interests of the unaffiliated investors in the consolidated funds. The net income of these interests is primarily driven by the investment performance of the consolidated funds. In comparison to net income, this measure excludes our operating results and other items solely attributable to the Company; and,
•Net Income Attributable to Non-controlling Interests in Consolidated Subsidiaries. This category primarily represents the economic interest in certain consolidated subsidiaries held by third parties. Certain of our expenses, such as income tax and related administrative expenses of Brookfield Oaktree Holdings, LLC and the holding companies through which we hold interests in Oaktree Capital I, were solely attributable to the Class A unitholders.
Net Income Attributable to Preferred Unitholders
This category represents distributions declared, if any, on our preferred units. Please see note 10 to our condensed consolidated financial statements for more information.

GAAP Consolidated Results of Operations
The following table sets forth our unaudited condensed consolidated statements of operations:

	Three months ended March 31,
	2026	2025
	(in thousands, except per unit data)
Revenues:
Interest and dividend income	$90,879	$148,364
Investment income (loss)	20,811	(4,918)
Total revenues	111,690	143,446
Expenses:
Compensation and benefits	(258)	(168)
General and administrative	(627)	(853)
Consolidated fund expenses	(21,439)	(26,736)
Interest expense	(19,495)	(34,127)
Total expenses	(41,819)	(61,884)
Other income (loss):
Net realized (loss) gain on consolidated funds’ investments	(23,995)	74,577
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	81,477	(127,849)
Total other income (loss)	57,482	(53,272)
Income before income taxes	127,353	28,290
Income taxes	—	—
Net income	127,353	28,290
Less:
Net income attributable to non-controlling interests in consolidated funds	(87,773)	(31,535)
Net income attributable to non-controlling interests in consolidated subsidiaries	(320)	(1,754)
Net income attributable to Brookfield Oaktree Holdings, LLC	39,260	(4,999)
Net income attributable to preferred unitholders	(6,829)	(6,829)
Net income (loss) attributable to Brookfield Oaktree Holdings, LLC Class A unitholders	$32,431	$(11,828)

Distributions declared per Class A unit	$—	$0.75
Net income (loss) per Class A unit (basic and diluted):
Net income (loss) per Class A unit	$0.27	$(0.10)
Weighted average number of Class A units outstanding	118,832	116,373

First Quarter Ended March 31, 2026 Compared to the First Quarter Ended March 31, 2025
Revenues
Interest and Dividend Income
Interest and dividend income decreased $57.5 million, or 38.7%, to $90.9 million for the first quarter of 2026, from $148.4 million for the first quarter of 2025, primarily reflecting changes in income from our investments in Opps XI.
Investment Income
Investment income increased $25.7 million, or 524.5%, to a gain of $20.8 million for the first quarter of 2026, from a loss of $4.9 million for the first quarter of 2025, primarily reflecting the performance of Oaktree Capital I and Brookfield REIT.
Expenses
General and Administrative
General and administrative expense decreased $0.3 million, or 33.3%, to $0.6 million for the first quarter of 2026, from $0.9 million for the first quarter of 2025, primarily driven by lower accounting fees.
Consolidated Fund Expenses
Consolidated fund expenses decreased $5.3 million, or 19.9%, to $21.4 million for the first quarter of 2026, from $26.7 million for the first quarter of 2025. The decrease is primarily due to lower general costs incurred by Opps XII.
Interest Expense
Interest expense decreased $14.6 million, or 42.8%, to $19.5 million for the first quarter of 2026, from $34.1 million for the first quarter of 2025, primarily due to lower debt balances and interest rates at Opps XII.
Other Income (Loss)
Net Realized Gain (Loss) on Consolidated Funds’ Investments

Net realized gain (loss) on consolidated funds’ investments decreased $98.6 million, to a loss of $24.0 million for the first quarter of 2026, from a gain of $74.6 million for the first quarter of 2025. The net realized loss during the first quarter of 2026 reflects our consolidated funds’ performance on investments sold and the decline is primarily due to Opps XI.
Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
The net change in unrealized appreciation (depreciation) on consolidated funds’ investments increased $209.3 million, to a gain of $81.5 million for the first quarter of 2026, from a loss of $127.8 million for the first quarter of 2025. Excluding the impact of the reversal of net realized gain (loss) on consolidated funds’ investments, the net change in unrealized appreciation (depreciation) on consolidated funds’ investments increased $110.8 million, to a net gain of $57.5 million for the first quarter of 2026, from a net loss of $53.3 million for the first quarter of 2025, primarily resulting from our investments in Opps XI.
Net income Attributable to Non-controlling Interests in Consolidated Funds
Net income attributable to non-controlling interests in consolidated funds increased $56.3 million, to net income of $87.8 million for the first quarter of 2026, from net income of $31.5 million for the first quarter of 2025. The increase reflected our consolidated funds’ performance attributable to third-party investors in each period. These effects are described in more detail under “—Other Income (Loss)” above.
Net Income Attributable to Brookfield Oaktree Holdings, LLC Class A Unitholders
Net income attributable to Brookfield Oaktree Holdings, LLC Class A unitholders increased $44.2 million, to net income of $32.4 million for the first quarter of 2026, from a loss of $11.8 million for the first quarter of 2025, primarily reflecting unrealized investment gains. These effects are described in more detail under “—Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments” above.

GAAP Statement of Financial Condition (Unaudited)
We manage our financial condition without the consolidation of the Oaktree funds.
The following table presents our unaudited condensed consolidating statement of financial condition:

	As of March 31, 2026
	BOH and its Subsidiaries	Consolidated Funds	Eliminations	Consolidated
	(in thousands)
Assets:
Cash and cash-equivalents	$1,929	$—	$—	$1,929
Corporate investments	2,312,191	—	(874,001)	1,438,190
Receivables and other assets	37,022	—	—	37,022
Assets of consolidated funds	—	5,830,215	—	5,830,215
Total assets	$2,351,142	$5,830,215	$(874,001)	$7,307,356
Liabilities and Capital:
Liabilities:
Accounts payable and accrued expenses	$819	$—	$—	$819
Liabilities of consolidated funds	—	1,565,985	—	1,565,985
Total liabilities	819	1,565,985	—	1,566,804
Non-controlling redeemable interests in consolidated funds	—	—	3,390,229	3,390,229
Capital:
Capital attributable to BOH preferred unitholders	400,584	—	—	400,584
Capital attributable to BOH Class A unitholders	1,940,027	647,547	(647,547)	1,940,027
Non-controlling interest in consolidated subsidiaries	9,712	226,454	(226,454)	9,712
Non-controlling interest in consolidated funds	—	3,390,229	(3,390,229)	—
Total capital	2,350,323	4,264,230	(4,264,230)	2,350,323
Total liabilities and capital	$2,351,142	$5,830,215	$(874,001)	$7,307,356
Corporate Investments

	As of
	March 31, 2026	December 31, 2025
	(in thousands)
Oaktree funds:
Credit	$875,349	$799,483
Real Estate	315,927	310,956
Total corporate investments – Before equity-method investment in Oaktree Capital I	1,191,276	1,110,439
Equity-method Investment in Oaktree Capital I	1,120,915	1,114,972
Total corporate investments – Oaktree and operating subsidiaries	2,312,191	2,225,411
Eliminations	(874,001)	(794,638)
Total corporate investments – Consolidated	$1,438,190	$1,430,773

Liquidity and Capital Resources
We manage our liquidity and capital requirements by focusing on our cash flows before the consolidation of Oaktree funds and the effect of normal changes in short-term assets and liabilities. Our primary cash flow activities on an unconsolidated basis involve (a) generating realized income and return of principal from investment activities, (b) funding capital commitments that we have made to Oaktree funds, (c) distributing cash flow to our Class A unitholders, (d) issuances of, and distributions made on, our preferred units, and (e) equity contribution from the investors of the Company to fulfill certain contractual capital commitments to its subsidiaries. As of March 31, 2026, the Company on an unconsolidated basis had $1.9 million of cash and cash equivalents.

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
We have subscribed for a limited partner interest in, and made a capital commitment of, $750 million to Oaktree Opportunities Fund XI, L.P., a parallel investment vehicle thereof or a feeder fund in respect of one of the foregoing (such limited partner interest, the “Opps XI Investment” and such fund entities collectively, “Opps XI”). In order to fund the Opps XI Investment, our sole Class A unitholder, or one of its affiliates, will contribute cash as a capital contribution (the “Opps XI Investment Cash”) as and to the extent required to satisfy our obligations to Opps XI. We will use the Opps XI Investment Cash solely to fund the Opps XI Investment and satisfy our obligations in respect of Opps XI. Distributions from the Opps XI Investment are intended for the benefit of the Class A unitholder, subject to applicable law. Our preferred unitholders should not rely on distributions received by us in respect of the Company’s Opps XI Investment for payment of distributions on or redemption of the preferred units. As of March 31, 2026, $637.5 million of the $750.0 million capital commitment was funded. $353.4 million of the investment interest was pledged as collateral for two non-recourse credit facilities of an affiliate. The potential exposure is limited to the pledged interests.
We have subscribed for a limited partner interest in, and made a capital commitment of, $750 million to Oaktree Opportunities Fund XII, L.P., a parallel investment vehicle thereof or a feeder fund in respect of one of the foregoing (such limited partner interest, the “Opps XII Investment” and such fund entities collectively, “Opps XII”). In order to fund the Opps XII Investment, our sole Class A unitholder, or one of its affiliates, will contribute cash as a capital contribution (the “Opps XII Investment Cash”) as and to the extent required to satisfy our obligations to Opps XII. We will use the Opps XII Investment Cash solely to fund the Opps XII Investment and satisfy our obligations in respect of Opps XII. Distributions from the Opps XII Investment are intended for the benefit of the Class A unitholder, subject to applicable law. Our preferred unitholders should not rely on distributions received by us in respect of the Company’s Opps XII Investment for payment of distributions on or redemption of the preferred units. As of March 31, 2026, the Company has funded in the aggregate $278.7 million of the $796.2 million capital commitment. $102.0 million of the investment interest was pledged as collateral for one non-recourse credit facility of an affiliate. The potential exposure is limited to the pledged interests.
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
As of March 31, 2026, the carrying value of the REIT Entities included in corporate investments was $315.9 million.
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
On April 20, 2026, the Company entered into a distribution agreement with Brookfield Oaktree Holdings Canada Inc. (“BOHCI”) pursuant to which the Company distributed to BOHCI 100 Common Shares of OCG NTR Holdings LLC (“NTR”) representing 100% of the Company’s equity interests in NTR, through a distribution in kind in respect of the Class A common units of BOH. Please see note 16 to our condensed consolidated financial statements included elsewhere in this quarterly report for information regarding the distribution agreement.

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
Significant amounts from our condensed consolidated statements of cash flows for the three months ended March 31, 2026 and 2025 are discussed below.
Operating Activities
Operating activities used $212.9 million and provided $277.7 million of cash for the first three months of 2026 and 2025, respectively. These amounts primarily reflected net income (loss), purchases of securities, net of non-cash adjustments, net realized and unrealized (gain) loss from consolidated fund investments in each of the respective periods as well as net purchases of, or proceeds from, securities of the consolidated funds.
Investing Activities
Investing activities provided $3.5 million and $2.5 million of cash for the first three months of 2026 and 2025, respectively. These amounts primarily reflected distributions and proceeds from corporate investments in funds and companies.respectively.
Financing Activities
Financing activities provided $326.8 million and used $117.4 million of cash for the first three months of 2026 and 2025, respectively. These amounts included (a) net contributions from non-controlling interests of $230.8 million and net distributions to non-controlling interests of $81.8 million; (b) distributions to unitholders of $10.7 million and $174.8 million; and (c) net capital contributions of $59.7 million and $39.8 million. Additionally, the first three months of 2026 and 2025 included borrowings of $345.4 million and $470.7 million, respectively, and repayments of $298.5 million and $371.4 million, respectively, related to consolidated funds.

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

Contractual Obligations, Commitments and Contingencies
In the ordinary course of business, we and our consolidated funds enter into contractual arrangements that may require future cash payments. The following table sets forth information related to anticipated future cash payments as of March 31, 2026:

	Remainder of 2026	2027-2028	2029-2030	Thereafter	Total
	(in thousands)
Oaktree and Operating Subsidiaries:
BOH limited partner commitments to Oaktree funds (1)	$630,042	$—	$—	$—	$630,042
Subtotal	$630,042	$—	$—	$—	$630,042
Consolidated Funds:
Debt obligations payable	$1,367,768	$—	$—	$—	$1,367,768
Interest obligations on debt (2)	17,366	—	—	—	17,366
Total	$2,015,176	$—	$—	$—	$2,015,176

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
Price Risk
Impact on Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
As of March 31, 2026, we had investments, at fair value of $5.4 billion related to our consolidated funds. We estimate that a 10% decline in market values would result in a decrease in unrealized appreciation (depreciation) on the consolidated funds’ investments of $537.1 million. Of this decline, approximately $108.7 million would impact net income attributable to BOH Class A unitholders, with the remainder attributable to non-controlling interests. The magnitude of the impact on net income is largely affected by the percentage of our equity ownership interest.
Impact on Investment Income
Investment income or loss arises from our pro-rata share of income or loss from our investments. This income is directly affected by changes in market risk factors. Based on investments held by our equity method investments as of March 31, 2026, a 10% decline in fair values of the investments held by Oaktree Capital I and Brookfield REIT would result in a $161.6 million decrease in the amount of investment income. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the timing of fund flows or the timing of new investments or realizations.
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
Interest-rate Risk
As of March 31, 2026, the Company prior to consolidation of funds had no debt obligations outstanding.
Our consolidated funds have debt obligations, most of which accrue interest at variable rates. Changes in these rates would affect the amount of interest payments that our funds would have to make, impacting future earnings and cash flows. As of March 31, 2026, the consolidated funds had $1.4 billion of principal or par value, as applicable, outstanding under these debt obligations. We estimate that interest expense relating to variable-rate debt would increase on an annualized basis by $13.7 million in the event interest rates were to increase by 100 basis points.
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
Date: May 12, 2026

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