Form 10-Q
period 2026-06-30
Brookfield Oaktree Holdings, LLC
filed 2026-08-11
CIK 1403528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
FORM 10-Q
________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of August 11, 2026, there were 118,832,320 Class A units and 41,558,979 Class B units of the registrant outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Brookfield Oaktree Holdings, LLC
Condensed Consolidated Statements of Financial Condition (Unaudited)
($ in thousands)

	As of
	June 30, 2026	December 31, 2025
Assets
Cash and cash-equivalents	$11,557	$6,766
Corporate investments (includes $0 and $310,956 measured at fair value as of June 30, 2026 and December 31, 2025, respectively)	1,149,676	1,430,773
Due from affiliates	551	551
Other assets	40,385	32,048
Assets of consolidated funds:
Cash and cash-equivalents	243,900	183,974
Investments, at fair value	5,515,730	5,012,977
Dividends and interest receivable	26,242	28,033
Receivable for securities sold	38,426	37,820
Derivative assets, at fair value	21,202	9,070
Other assets, net	23,328	58,300
Total assets	$7,070,997	$6,800,312
Liabilities and Unitholders’ Capital
Liabilities:
Accrued compensation expense	$574	$327
Accounts payable, accrued expenses and other liabilities	553	227
Liabilities of consolidated funds:
Accounts payable, accrued expenses and other liabilities	13,553	14,352
Payables for securities purchased	151,909	79,845
Derivative liabilities, at fair value	41,030	48,893
Distributions payable	40	40
Debt obligations of the consolidated funds	1,500,383	1,320,795
Total liabilities	1,708,042	1,464,479
Commitments and contingencies (Note 13)
Non-controlling redeemable interests in consolidated funds	3,303,107	3,071,611
Unitholders’ capital:
Series A preferred units, 7,200,000 units issued and outstanding as of June 30, 2026 and December 31, 2025	173,669	173,669
Series B preferred units, 9,400,000 units issued and outstanding as of June 30, 2026 and December 31, 2025	226,915	226,915
Class A units, no par value, unlimited units authorized, 118,832,320 and 118,832,320 units issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Class B units, no par value, unlimited units authorized, 41,558,979 and 41,758,979 units issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Paid-in capital	1,532,795	1,777,821
Retained earnings (accumulated deficit)	116,860	76,425
Unitholders’ capital attributable to Brookfield Oaktree Holdings, LLC	2,050,239	2,254,830
Non-controlling interests in consolidated subsidiaries	9,609	9,392
Total unitholders’ capital	2,059,848	2,264,222
Total liabilities and unitholders’ capital	$7,070,997	$6,800,312
Please see accompanying notes to condensed consolidated financial statements.

Brookfield Oaktree Holdings, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(in thousands, except per unit amounts)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenues:
Interest and dividend income	$70,589	$112,336	$161,468	$260,700
Investment income	20,591	8,703	41,402	3,785
Total revenues	91,180	121,039	202,870	264,485
Expenses:
Compensation and benefits	(549)	(365)	(807)	(533)
General and administrative	(777)	(1,352)	(1,404)	(2,205)
Consolidated fund expenses	(17,862)	(22,529)	(39,301)	(49,265)
Interest expense	(19,967)	(18,200)	(39,462)	(52,327)
Total expenses	(39,155)	(42,446)	(80,974)	(104,330)
Other income (loss):
Net realized gain on consolidated funds’ investments	70,047	560	46,052	75,137
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	38,837	(12,495)	120,314	(140,344)
Total other income (loss)	108,884	(11,935)	166,366	(65,207)
Net income	160,909	66,658	288,262	94,948
Less:
Net income attributable to non-controlling interests in consolidated funds	(105,145)	(45,078)	(192,918)	(76,613)
Net (income) loss attributable to non-controlling interests in consolidated subsidiaries	103	(17)	(217)	(1,771)
Net income attributable to Brookfield Oaktree Holdings, LLC	55,867	21,563	95,127	16,564
Net income attributable to preferred unitholders	(6,829)	(6,829)	(13,658)	(13,658)
Net income attributable to Brookfield Oaktree Holdings, LLC Class A unitholders	$49,038	$14,734	$81,469	$2,906

Distributions declared per Class A unit	$—	$0.83	$—	$1.58
Net income per Class A unit (basic and diluted):
Net income per Class A unit	$0.41	$0.12	$0.69	$0.02
Weighted average number of Class A units outstanding	118,832	118,670	118,832	117,528

Comprehensive Income:
Net income	$160,909	$66,658	$288,262	$94,948
Comprehensive Income	$160,909	$66,658	$288,262	$94,948

Please see accompanying notes to condensed consolidated financial statements.

Brookfield Oaktree Holdings, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$288,262	$94,948
Adjustments to reconcile net income to net cash (used) provided in operating activities:
Investment income	(41,402)	(3,785)
Net realized and unrealized (gain) loss from consolidated funds’ investments	(166,366)	65,207
Accretion of original issue and market discount of consolidated funds’ investments, net	1,039	(33,771)
Income distributions from corporate investments in funds and companies	14,254	148,591
Cash flows due to changes in operating assets and liabilities:
Increase in other assets	(8,338)	(14,629)
Increase in net due from affiliates	—	(338)
Increase (decrease) in accrued compensation expense	247	(169)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	326	(325)
Cash flows due to changes in operating assets and liabilities of consolidated funds:
Decrease in dividends and interest receivable	1,791	12,088
Increase in receivables for investments sold	(606)	(16,293)
Decrease (increase) in other assets	34,971	(22,172)
Decrease in accounts payable, accrued expenses and other liabilities	(798)	(362)
Increase (decrease) in payables for investments purchased	72,064	(1,933)
Purchases of investments	(1,398,785)	(1,123,784)
Proceeds from maturities and sales of investments	1,038,802	1,436,735
Net cash (used in) provided by operating activities	(164,539)	540,008
Cash flows from investing activities:
Distributions and proceeds from corporate investments in funds and companies	3,500	49,443
Net cash provided by investing activities	3,500	49,443
Cash flows from financing activities:
Capital contributions	$59,716	$119,433
Distributions to Class A unitholders	(41,034)	(341,382)
Distributions to preferred unitholders	(13,658)	(13,658)
Cash flows from financing activities of consolidated funds:
Contributions from non-controlling interests	260,384	633,232
Distributions to non-controlling interests	(221,806)	(674,390)
Borrowings on credit facilities	599,538	545,602
Repayments on credit facilities	(419,950)	(1,020,285)
Net cash provided by (used in) financing activities	223,190	(751,448)
Effect of exchange rate changes on cash	2,566	331
Net increase (decrease) in cash and cash-equivalents	64,717	(161,666)
Cash and cash-equivalents, beginning balance	190,740	449,851
Cash and cash-equivalents, ending balance	$255,457	$288,185

Supplemental disclosure of non-cash investing and financing activities
Distribution of equity interest in OCG NTR Holdings, LLC	317,356	—

Reconciliation of cash and cash-equivalents
Cash and cash-equivalents – Oaktree	$11,557	$15,207
Cash and cash-equivalents – consolidated funds	243,900	272,978
Total cash and cash-equivalents	$255,457	$288,185

Please see accompanying notes to condensed consolidated financial statements.

Brookfield Oaktree Holdings, LLC
Condensed Consolidated Statements of Changes in Unitholders’ Capital (Unaudited)
(in thousands)

	Brookfield Oaktree Holdings, LLC							Non-controlling Interests in Consolidated Subsidiaries	Total Unitholders’ Capital
	Class A Units	Class B Units	Series A Preferred Units	Series B Preferred Units	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)

Unitholders’ capital as of March 31, 2026	118,832	41,559	$173,669	$226,915	$1,835,071	$104,956	$—	$9,712	$2,350,323
Activity for the three months ended:
Capital contributions	—	—	—	—	15,080	—	—	—	$15,080
Distributions declared	—	—	(2,981)	(3,848)	(317,356)	(37,134)	—	—	$(361,319)
Net income	—	—	2,981	3,848	—	49,038	—	(103)	$55,764
Unitholders’ capital as of June 30, 2026	118,832	41,559	$173,669	$226,915	$1,532,795	$116,860	$—	$9,609	$2,059,848

	Brookfield Oaktree Holdings, LLC							Non-controlling Interests in Consolidated Subsidiaries	Total Unitholders’ Capital
	Class A Units	Class B Units	Series A Preferred Units	Series B Preferred Units	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)

Unitholders’ capital as of December 31, 2025	118,832	41,759	$173,669	$226,915	$1,777,821	$76,425	$—	$9,392	$2,264,222
Activity for the six months ended:
Cancellation of units associated with forfeitures	—	(200)	—	—	—	—	—	—	$—
Capital contributions	—	—	—	—	72,330	—	—	—	$72,330
Distributions declared	—	—	(5,962)	(7,696)	(317,356)	(41,034)	—	—	$(372,048)
Net income	—	—	5,962	7,696	—	81,469	—	217	$95,344
Unitholders’ capital as of June 30, 2026	118,832	41,559	$173,669	$226,915	$1,532,795	$116,860	$—	$9,609	$2,059,848

Please see accompanying notes to condensed consolidated financial statements.

Brookfield Oaktree Holdings, LLC
Condensed Consolidated Statements of Changes in Unitholders’ Capital (Unaudited)
(in thousands)

	Brookfield Oaktree Holdings, LLC							Non-controlling Interests in Consolidated Subsidiaries	Total Unitholders’ Capital
	Class A Units	Class B Units	Series A Preferred Units	Series B Preferred Units	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)

Unitholders’ capital as of March 31, 2025	116,373	43,838	$173,669	$226,915	$1,703,195	$144,869	$—	$9,519	$2,258,167
Activity for the three months ended:
Net issuance of units	—	130	—	—	—	—	—	—	—
Unit exchange	2,459	(2,459)	—	—	—	—	—	—	—
Capital contributions	—	—	—	—	79,622	—	—	—	79,622
Distributions declared	—	—	(2,981)	(3,848)	—	(177,348)	—	—	(184,177)
Net income	—	—	2,981	3,848	—	14,734	—	17	21,580
Unitholders’ capital as of June 30, 2025	118,832	41,509	$173,669	$226,915	$1,782,817	$(17,745)	$—	$9,536	$2,175,192

	Brookfield Oaktree Holdings, LLC							Non-controlling Interests in Consolidated Subsidiaries	Total Unitholders’ Capital
	Class A Units	Class B Units	Series A Preferred Units	Series B Preferred Units	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)

Unitholders’ capital as of December 31, 2024	116,373	43,823	$173,669	$226,915	$1,663,384	$329,631	$—	$7,765	$2,401,364
Activity for the six months ended:
Net issuance of units	—	145	—	—	—	—	—	—	—
Unit exchange	2,459	(2,459)	—	—	—	—	—	—	—
Capital contributions	—	—	—	—	119,433	—	—	—	119,433
Distributions declared	—	—	(5,962)	(7,696)	—	(350,282)	—	—	(363,940)
Net income	—	—	5,962	7,696	—	2,906	—	1,771	18,335
Unitholders’ capital as of June 30, 2025	118,832	41,509	$173,669	$226,915	$1,782,817	$(17,745)	$—	$9,536	$2,175,192

Please see accompanying notes to condensed consolidated financial statements.

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2026
($ in thousands, except where noted)

1. ORGANIZATION AND BASIS OF PRESENTATION
As used in these condensed consolidated financial statements:
“Oaktree” refers to the Oaktree Operating Group members and, where applicable, their respective subsidiaries and affiliates; and
the “Company” refers to Brookfield Oaktree Holdings, LLC and, where applicable, its subsidiaries and affiliates.
The Company holds Credit, Equity and Real Estate investments managed by leading alternative asset management firms Oaktree Capital Management, L.P. and, prior to April 20, 2026, Brookfield Asset Management Ltd (“BAM”). The Company both directly invests in funds and has indirect exposure through its equity method investment in Oaktree Capital I, L.P. (“Oaktree Capital I”), which acts as or controls the general partner of certain Oaktree funds and which holds a majority of Oaktree’s investments in its funds.
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

The Company’s ownership and operational structure through June 30, 2026 were the result of (i) certain mergers with affiliates of Brookfield completed on September 30, 2019 (the “Mergers”) and the subsequent restructuring completed on October 1, 2019 in connection with the Mergers (the “2019 Restructuring”), (ii) the restructuring completed on November 30, 2022 in connection with an internal Oaktree reorganization to facilitate the separation of Brookfield’s capital business and asset management business (the “2022 Restructuring”) and (iii) the restructuring completed on July 1, 2024 in connection with an internal Oaktree reorganization which resulted in the change of the general partner of Oaktree Capital I from Brookfield OCM Holdings II, LLC, a subsidiary of the Company, to Oaktree Capital I GP, LLC, a subsidiary of Oaktree Capital Holdings, LLC (“OCH”) (the “2024 Restructuring”). See Part 1, Item I included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 2, 2020 for more information regarding the Mergers and the 2019 Restructuring. See Item 1.01 of the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2022 for more information about the 2022 Restructuring. See Item 8.01 of the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2024 for more information about the 2024 Restructuring.

Following the above restructurings, the Company’s holdings and operations primarily represented (i) limited partner investments in certain of Oaktree’s flagship opportunistic funds and (ii) its equity method investment in Oaktree Capital I, which holds a majority of Oaktree’s investments in its funds. Prior to April 20, 2026, the Company’s holdings also included an indirect ownership interest in Brookfield Real Estate Income Trust Inc. (“Brookfield REIT”). On April 20, 2026, the Company distributed its 100% equity interest in OCG NTR Holdings, LLC (“NTR”) to Brookfield Oaktree Holdings Canada Inc. (“BOHCI”). As a result, the Company no longer holds an indirect ownership interest in Brookfield REIT.
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

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2026
($ in thousands, except where noted)
As a result of the 2024 Restructuring, the Company no longer consolidates the operations of Oaktree Capital I, but rather accounts for its interest in Oaktree Capital I under the equity method of accounting. The Company’s revenue is primarily the investment income earned from (i) limited partner investments in certain of Oaktree’s flagship opportunistic funds and (ii) an equity method investment in Oaktree Capital I. Prior to April 20, 2026, the Company’s revenue also included investment income from its indirect ownership interest in Brookfield REIT. On April 20, 2026, the Company distributed its 100% equity interest in NTR to BOHCI. As a result, the Company no longer has an indirect ownership interest in Brookfield REIT. See Note 14 for additional information regarding the distribution of NTR.
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
June 30, 2026
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
“Consolidated funds” historically refers to Oaktree-managed funds that the Company is required to consolidate. When funds are consolidated, the Company reflects the assets, liabilities, revenues, expenses and cash flows of the funds on a gross basis, and the majority of the economic interests in those funds, which are held by third-party investors, are reflected as non-controlling interests in consolidated funds in the condensed consolidated financial statements. All of the revenues earned by the Company as investment manager of the consolidated funds are eliminated in consolidation. However, because the eliminated amounts are earned from and funded by third-party investors, the consolidation of a fund does not impact net income or loss attributable to the Company.
Certain entities in which the Company is deemed to have significant influence, including Oaktree Capital I, are accounted for under the equity method of accounting.
Non-controlling Redeemable Interests in Consolidated Funds

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2026
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
Non-controlling Interests in Consolidated Subsidiaries
Non-controlling interests in consolidated subsidiaries represent the portion of unitholders’ capital and the related income or loss attributable to affiliated entities based on their relative economic interests, after giving effect to contractual arrangements governing allocations of income or loss.
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
June 30, 2026
($ in thousands, except where noted)
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
At June 30, 2026 and December 31, 2025, the Company had cash balances with financial institutions in excess of Federal Deposit Insurance Corporation insured limits. The Company monitors the credit standing of these financial institutions.
Corporate Investments
Corporate investments consist of investments in funds and the Company’s investment in Oaktree Capital I, which is accounted for under the equity method of accounting. Prior to April 20, 2026, corporate investments also included the Company’s indirect ownership in Brookfield REIT. The Company distributed its 100% equity interest in NTR on April 20, 2026. As a result, the Company no longer has an indirect ownership interest in Brookfield REIT. See Note 14 for additional information regarding the distribution of NTR.
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
June 30, 2026
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
Revenue Recognition
Investment Income

The Company records investment income (loss) from its equity method investments which represents the Company’s pro-rata share of income or loss from these investments, or the change in fair value of the investment, as applicable, and consists of both unrealized and realized gains and losses. Investment income
(loss) is realized when the Company sells all or a portion of its investments or when the Company receives or is due cash income. Unrealized investment income (loss) results from the proportionate share of the investments’
unrealized earnings, including changes in the fair value of the underlying investments. The cash distributions from the Company’s equity investments are classified based on the nature of the underlying transaction which resulted in the distribution. Cash distributions that are determined to be realized gains (losses) are included in Cash Flows from Operating Activities and distributions that are returns of capital are included in the Cash Flows from Investing Activities section of the Consolidated Statements of Cash Flows.
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
June 30, 2026
($ in thousands, except where noted)
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
Investments, at Fair Value
The consolidated funds include investment limited partnerships that reflect their investments, including majority-owned and controlled investments, at fair value. The Company has retained the specialized investment company accounting guidance for investment limited partnerships with respect to consolidated investments. Thus, the consolidated investments are reflected in the condensed consolidated statements of financial condition at fair value, with unrealized gains and losses resulting from changes in fair value reflected as a component of net change in unrealized appreciation (depreciation) on consolidated funds’ investments in the condensed consolidated statements of operations. Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., the exit price).
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
June 30, 2026
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
June 30, 2026
($ in thousands, except where noted)
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
June 30, 2026
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
June 30, 2026
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

	Three months ended June 30,		Six months ended June 30,
Investment Income (Loss)	2026	2025	2026	2025

Funds	$1,460	$4,255	$6,436	$(3,520)
Companies	19,131	4,448	34,966	7,305
Total investment income (loss)	$20,591	$8,703	$41,402	$3,785
4. VARIABLE INTEREST ENTITIES
The Company consolidates VIEs for which the Company is the primary beneficiary. VIEs include funds managed by Oaktree for which Oaktree acts as collateral manager. The purpose of these VIEs is to provide investment opportunities for investors in exchange for management fees and, in certain cases, performance-based fees. While the investment strategies of the funds differ by product, in general the fundamental risks of the funds have similar characteristics, including loss of invested capital and reduction or absence of management and performance-based fees. As general partner or collateral manager, respectively, Oaktree generally considers itself the sponsor of the applicable fund. The Company does not provide performance guarantees and, other than capital commitments, has no financial obligation to provide funding to VIEs.
Consolidated VIEs
As of June 30, 2026 and December 31, 2025, the Company consolidated two VIEs through which interests are held in Oaktree Opportunities Fund XI, L.P. and Oaktree Opportunities Fund XII, L.P. as the Company was the primary beneficiary.

As of June 30, 2026, the combined assets and liabilities of the two consolidated VIEs amounted to $5.9 billion and $1.7 billion, respectively. The assets of these consolidated VIEs primarily consisted of investments in debt and equity securities. The assets of these VIEs may be used only to settle obligations of the same VIE. In addition, there is no recourse to the Company for the VIEs’ liabilities. As of June 30, 2026, the Company’s

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2026
($ in thousands, except where noted)
investments in consolidated VIEs had a carrying value of $0.9 billion, which represented its maximum risk of loss as of that date.
Unconsolidated VIEs
The Company held variable interests in certain VIEs in the form of direct equity interests that are not consolidated because it is not the primary beneficiary, as its fee arrangements are considered at-market and it does not hold interests in those entities that are considered more than insignificant.
The carrying value of the Company’s investments in VIEs that were not consolidated are shown below.

	Carrying Value as of
	June 30, 2026	December 31, 2025

Corporate investments	$1,149,676	$1,119,817
Due from affiliates	551	551
Maximum exposure to loss	$1,150,227	$1,120,368

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2026
($ in thousands, except where noted)
5. INVESTMENTS
Corporate Investments
Corporate investments consisted of the following:

	As of
Corporate Investments	June 30, 2026	December 31, 2025

Equity-method investments:
Funds	$1,378	$315,801
Companies	1,148,298	1,114,972
Total corporate investments	$1,149,676	$1,430,773
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
On June 27, 2023, the Company entered into a contribution agreement with Brookfield Corporate Treasury Ltd. and acquired the equity ownership in certain entities which beneficially own shares in Brookfield REIT. The Company accounted for the acquired interests as equity method investments with fair value election. The fair value option was elected to simplify the accounting for the investment in NTR. Changes in the fair value of, and cash dividends received from, the investment in NTR were included in investment income. On April 20, 2026, the Company distributed its 100% equity interest in NTR to BOHCI. During the six months ended June 30, 2026 and 2025, the Company recognized an equity investment gain of $6.4 million and an equity investment loss of $3.8 million, respectively. See Note 14 for additional information regarding the acquisition and the distribution of the indirect interest in Brookfield REIT.
Each reporting period, the Company evaluates each of its equity-method investments to determine if any are considered significant, as defined by the SEC. As of June 30, 2026, or for the six months ended June 30, 2026, the Company determined Oaktree Capital I met the significance criteria. No other individual equity method investment met the significance criteria.
Summarized financial information of Oaktree Capital I is set forth below.

	Three months ended June 30,		Six months ended June 30,
Statements of Operations	2026	2025	2026	2025
Revenues / investment income	$69,399	$42,322	$142,118	$91,229
Interest expense	(15,309)	(14,562)	(29,673)	(24,354)
Other expenses	(11,217)	(13,037)	(31,080)	(31,124)
Net realized and unrealized gain (loss) on investments	17,338	5,882	(24,194)	(2,523)
Net (loss) income	$60,211	$20,605	$57,171	$33,228

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2026
($ in thousands, except where noted)

Summarized financial information of the Company’s remaining equity-method investments is set forth below.

	Three months ended June 30,		Six months ended June 30,
Statements of Operations	2026	2025	2026	2025
Revenues / investment income	$11,376	$44,457	$53,662	$86,891
Interest expense	(3,589)	(14,826)	(17,597)	(29,351)
Other expenses	(8,073)	(32,122)	(42,224)	(63,822)
Net realized and unrealized gain (loss) on investments	1,338	5,076	6,698	15,205
Net income	$1,052	$2,585	$539	$8,923

Investments of Consolidated Funds
Investments, at Fair Value
Investments held and securities sold short by the consolidated funds are summarized below:

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
United States:
Debt securities (cost: $1,682,592 and $1,410,932 as of June 30, 2026 and December 31, 2025, respectively)	$1,462,209	$1,245,636	26.5%	24.9%
Equity securities (cost: $1,900,527 and $1,658,791 as of June 30, 2026 and December 31, 2025, respectively)	2,418,778	2,058,375	44.0	41.1
Real estate securities (cost: $83,411 and $81,097 as of June 30, 2026 and December 31, 2025, respectively)	79,741	85,059	1.4	1.7

Europe:
Debt securities (cost: $288,571 and $220,047 as of June 30, 2026 and December 31, 2025, respectively)	304,165	218,618	5.5	4.4
Equity securities (cost: $283,290 and $332,655 as of June 30, 2026 and December 31, 2025, respectively)	449,199	442,853	8.1	8.8
Real estate securities (cost: $289,938 and $248,112 as of June 30, 2026 and December 31, 2025, respectively)	289,012	267,481	5.2	5.3
Asia and other:
Debt securities (cost: $415,831 and $556,028 as of June 30, 2026 and December 31, 2025, respectively)	432,749	568,395	7.9	11.3

Equity securities (cost: $74,199 and $111,335 as of June 30, 2026 and December 31, 2025, respectively)	79,877	126,560	1.4	2.5
Total investments	$5,515,730	$5,012,977	100.0%	100.0%

Fair value of investments by type:
Debt securities	$2,199,123	$2,032,649	39.9%	40.6%
Equity securities	2,947,854	2,627,788	53.5	52.4
Real estate securities	368,753	352,540	6.6	7.0
Total investments, at fair value	$5,515,730	$5,012,977	100.0%	100.0%

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2026
($ in thousands, except where noted)
As of June 30, 2026 , the following issuers or investments had a fair value that exceeded 5% of the Company’s total consolidated net assets.

Principal Amount/ Number of Shares	Investments	Combined Fair Value
213,719,317	Hartree Partners LP	$299,376

As of December 31, 2025, the following issuers or investments had a fair value that exceeded 5% of the Company’s total consolidated net assets.

Principal Amount/ Number of Shares	Investments	Combined Fair Value
179,840	Azorra Aviation Holdings LLC	$266,177
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

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2026
($ in thousands, except where noted)
The following table summarizes net gains (losses) from investment activities:

	Three months ended June 30,
	2026		2025
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Investments and other financial instruments	$71,021	$38,592	$2,804	$23,246
Foreign-currency forward contracts (1)	(1,185)	(1,471)	(1,103)	(39,021)
Total return and interest rate swaps (1)	(88)	(60)	—	(69)
Options and futures (1)	402	2,282	(1,141)	3,349
Commodity swaps (1)	(103)	(506)	—	—
Total	$70,047	$38,837	$560	$(12,495)

	Six months ended June 30,
	2026		2025
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Investments and other financial instruments	$45,115	$100,476	$71,314	$(77,968)
Foreign-currency forward contracts (1)	(514)	19,246	4,352	(64,492)
Total return and interest rate swaps (1)	365	(1,353)	(627)	647
Options and futures (1)	1,189	2,451	98	1,469
Commodity swaps (1)	(103)	(506)	—	—
Total	$46,052	$120,314	$75,137	$(140,344)

(1)    Please see Note 7 for additional information.

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2026
($ in thousands, except where noted)
6. FAIR VALUE
Fair Value of Financial Assets and Liabilities
The Company’s other financial assets by fair-value hierarchy level are set forth below. There were no financial assets by fair value hierarchy level as of June 30, 2026 following the distribution of the Company's 100% equity interest in NTR on April 20, 2026. There were no other financial liabilities as of June 30, 2026 and December 31, 2025.

	As of June 30, 2026				As of December 31, 2025
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Corporate investments	$—	$—	$—	$—	$—	$310,956	$—	$310,956
Total assets	$—	$—	$—	$—	$—	$310,956	$—	$310,956

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

	As of June 30, 2026				As of December 31, 2025
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Investments:
Corporate debt – bank debt	$—	$158,971	$1,668,436	$1,827,407	$—	$116,518	$1,626,609	$1,743,127
Corporate debt – all other	—	247,746	123,970	371,716	—	209,394	80,128	289,522
Equities – common stock	190,171	134,303	1,810,799	2,135,273	197,832	91,815	1,559,531	1,849,178
Equities – preferred stock	2,290	—	810,291	812,581	1,678	—	776,932	778,610
Real estate	—	—	368,753	368,753	—	—	352,540	352,540
Total investments	192,461	541,020	4,782,249	5,515,730	199,510	417,727	4,395,740	5,012,977
Derivatives:
Foreign-currency forward contracts	—	19,190	—	19,190	—	7,800	—	7,800
Swaps	—	2,012	—	2,012	—	1,270	—	1,270
Total derivatives (1)	—	21,202	—	21,202	—	9,070	—	9,070
Total assets	$192,461	$562,222	$4,782,249	$5,536,932	$199,510	$426,797	$4,395,740	$5,022,047

Liabilities
Derivatives:
Foreign-currency forward contracts	$—	$(39,176)	$—	$(39,176)	$—	$(47,032)	$—	$(47,032)
Swaps	—	(1,548)	—	(1,548)	—	—	—	—
Options and futures	—	(306)	—	(306)	—	(1,861)	—	(1,861)
Total derivatives (2)	—	(41,030)	—	(41,030)	—	(48,893)	—	(48,893)
Total liabilities	$—	$(41,030)	$—	$(41,030)	$—	$(48,893)	$—	$(48,893)

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

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2026
($ in thousands, except where noted)
The following tables set forth a summary of changes in the fair value of Level III investments:

	Corporate Debt – Bank Debt	Corporate Debt – All Other	Equities – Common Stock	Equities – Preferred Stock	Real Estate	Swaps	Total
Three months ended June 30, 2026
Beginning balance	$1,644,749	$165,932	$1,811,636	$765,139	$272,935	$—	$4,660,391
Transfers into Level III	515,449	(684)	156	9	—	—	514,930
Transfers out of Level III	(476,909)	(37,157)	(1,374)	—	65,495	—	(449,945)
Purchases	219,377	1,508	39,430	33,387	38,119	—	331,821
Sales	(232,349)	(3,984)	(124,263)	(1,294)	5,337	—	(356,553)
Realized gain (losses), net	3,295	(3,180)	43,314	1,292	178	—	44,899
Unrealized appreciation (depreciation), net	(5,176)	1,535	41,900	11,758	(13,311)	—	36,706
Ending balance	$1,668,436	$123,970	$1,810,799	$810,291	$368,753	$—	$4,782,249
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$10,573	$(561)	$31,081	$(34,877)	$(13,813)	$—	$(7,597)
Three months ended June 30, 2025
Beginning balance	$1,678,670	$117,587	$1,171,456	$661,719	$294,977	$17,346	$3,941,755
Transfers into Level III	791,061	4,033	9,106	—	—	—	$804,200
Transfers out of Level III	(742,114)	(4,839)	(8,217)	—	—	—	$(755,170)
Purchases	156,339	(3,947)	72,095	23,079	24,526	—	$272,092
Sales	(305,167)	(1,177)	(25,562)	(5,646)	(14,348)	—	$(351,900)
Realized gain (losses), net	7,068	(81)	14,876	(44,368)	1,275	—	$(21,230)
Unrealized appreciation (depreciation), net	(39,686)	20,593	42,904	65,475	23,993	—	113,279
Ending balance	$1,546,171	$132,169	$1,276,658	$700,259	$330,423	$17,346	$4,003,026
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$(79,245)	$17,617	$52,792	$70,426	$34,155	$—	$95,745

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2026
($ in thousands, except where noted)

	Corporate Debt – Bank Debt	Corporate Debt – All Other	Equities – Common Stock	Equities – Preferred Stock	Real Estate	Swaps	Total
Six months ended June 30, 2026
Beginning balance	$1,626,609	$80,128	$1,559,531	$776,932	$352,540	$—	$4,395,740
Transfers into Level III	557,654	1,783	784	4,838	—	—	565,059
Transfers out of Level III	(531,796)	(37,157)	(1,503)	—	—	—	(570,456)
Purchases	554,412	90,707	206,484	40,048	48,596	—	940,247
Sales	(441,447)	(4,013)	(156,628)	(32,991)	(5,946)	—	(641,025)
Realized gain (losses), net	(24,402)	(3,195)	56,958	1,316	1,489	—	32,166
Unrealized appreciation (depreciation), net	(72,594)	(4,283)	145,173	20,148	(27,926)	—	60,518
Ending balance	$1,668,436	$123,970	$1,810,799	$810,291	$368,753	$—	$4,782,249
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$(74,606)	$(4,303)	$144,767	$20,575	$(27,589)	$—	$58,844
Six months ended June 30, 2025
Beginning balance	$1,936,315	$111,552	$1,187,023	$606,141	$206,181	$15,771	$4,062,983
Transfers into Level III	927,755	4,657	9,106	37	6,806	—	948,361
Transfers out of Level III	(835,950)	(4,839)	(15,023)	—	—	—	(855,812)
Purchases	932,801	7,821	100,456	156,086	94,908	1,575	1,293,647
Sales	(1,349,272)	(8,794)	(75,965)	(87,549)	(19,529)	—	(1,541,109)
Realized gain (losses), net	18,022	7,504	34,737	(38,024)	1,867	—	24,106
Unrealized appreciation (depreciation), net	(83,500)	14,268	36,324	63,568	40,190	—	70,850
Ending balance	$1,546,171	$132,169	$1,276,658	$700,259	$330,423	$17,346	$4,003,026
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$(122,921)	$11,292	$56,374	$68,519	$40,190	$—	$53,454
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

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2026
($ in thousands, except where noted)
The following table sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the consolidated funds’ Level III investments as of June 30, 2026:

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (1)(2)	Range	Weighted Average (3)

Credit-oriented investments:
	$880,724	Discounted cash flow (4)	Discount rate	2% - 42%	12%
	287,117	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	150,507	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	1.0x - 1.0x	1.0x
	20,860	Expected Recovery (11)	Not applicable	Not applicable	Not applicable
	98,954	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	330,393	Market approach (comparable companies) (7)	Earnings multiple (10)	2.3x - 11.5x	7.0x
	23,851	Market approach (comparable companies) (7)	Revenue multiple (8)	0.8x - 1.0x	0.9x
Equity investments:
	146,282	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	18,565	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	311,855	Discounted cash flow (6)	Discount rate	11% - 22%	14%
	871,119	Market approach (comparable companies) (7)	Earnings multiple (10)	1.0x - 16.2x	9.8x
	145,718	Market approach (comparable companies) (7)	Revenue multiple (8)	1.0x - 2.4x	2.4x
	1,123,516	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	0.3x - 1.0x	0.9x
	1,241	Expected Recovery (11)	Not applicable	Not applicable	Not applicable
	2,794	Black Scholes (12)	Not applicable	Not applicable	Not applicable
Real estate-oriented investments:
	311,271	Discounted cash flow (6)	Discount rate	12% - 33%	18%
	57,482	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	1.0x - 1.0x	1.0x
Total Level III investments	$4,782,249

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2026
($ in thousands, except where noted)
The following table sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the consolidated funds’ Level III investments as of December 31, 2025:

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (1)(2)	Range	Weighted Average (3)

Credit-oriented investments:
	$953,783	Discounted cash flow (6)	Discount rate	5% – 21%	11%
	315,845	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	129,453	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	11,409	Expected Recovery (11)	Not applicable	Not applicable	Not applicable
	225,284	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	1.0x -1.0x	1.0x
	2,860	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	39,736	Market approach (comparable companies) (7)	Earnings multiple (10)	2.5x - 9.8x	8.5x
	28,367	Market approach (comparable companies) (7)	Revenue multiple (8)	0.9x - 1.6x	1.2x
Equity investments:
	189,154	Recent transaction price (4)	Quoted prices	Not applicable	Not applicable
	862,816	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	1.0x - 1.3x	1.0x
	819,606	Market approach (comparable companies) (7)	Earnings multiple (10)	3.7x - 15.1x	8.9x
	99,431	Market approach (comparable companies) (7)	Revenue multiple (8)	2.1x - 2.1x	2.1x
	333,767	Discounted cash flow (6)	Discount rate	11% – 20%	14%
	10,201	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	14,844	Expected Recovery (11)	Not applicable	Not applicable	Not applicable
	6,644	Black Scholes (12)	Not applicable	Not applicable	Not applicable
Real estate-oriented investments:
	292,809	Discounted cash flow (6)	Discount rate	12% – 33%	18%
	59,731	Market approach (comparable companies) (7)	Multiple of underlying assets (9)	1.0x – 1.3x	1.0x
Total Level III investments	$4,395,740

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
June 30, 2026
($ in thousands, except where noted)
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
During the six months ended June 30, 2026, the valuation techniques for two credit-oriented investments were changed from discounted cash flow to market approach (comparable companies), one credit-oriented investment was changed from discounted cash flow to recent market information, one credit-oriented investment was changed from market approach (comparable companies) to recent transaction price, one credit-oriented investment was changed from market approach (value of underlying assets) to expected recovery, one credit-oriented investment was changed from market approach (value of underlying assets) to discounted cash flow, and one credit-oriented investment was changed from expected recovery to discounted cash flow. During the six months ended June 30, 2025, the valuation techniques for three credit-oriented investments were changed from recent market information to discounted cash flow, two credit-oriented investment were changed from discounted cash flow to market approach (comparable companies), and one credit-oriented investment was changed from discounted cash flow to expected recovery.

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2026
($ in thousands, except where noted)
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
The fair value of derivatives held by the consolidated funds consisted of the following:

	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
As of June 30, 2026
Foreign-currency forward contracts	$920,064	$19,190	$(115,544)	$(39,176)
Total-return and interest-rate and credit default swaps	184,975	1,988	(74,819)	(1,548)
Options and futures	139,816	24	(10,146)	(306)
Total	$1,244,855	$21,202	$(200,509)	$(41,030)

As of December 31, 2025
Foreign-currency forward contracts	$1,066,772	$7,800	$(216,189)	$(47,032)
Total-return and interest-rate and credit default swaps	219,693	1,270	(5,584)	—
Options and futures	62,266	—	(16,587)	(1,861)
Total	$1,348,731	$9,070	$(238,360)	$(48,893)

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2026
($ in thousands, except where noted)
The impact of derivatives held by the consolidated funds in the condensed consolidated statements of operations was as follows:

	Three months ended June 30,
	2026		2025
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Foreign-currency forward contracts	$(1,185)	$(1,471)	$(1,103)	$(39,021)
Total-return and interest-rate and credit default swaps	(88)	(60)	—	(69)
Options and futures	402	2,282	(1,141)	3,349
Commodity swaps	(103)	(506)	—	—
Total	$(974)	$245	$(2,244)	$(35,741)

	Six months ended June 30,
	2026		2025
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Foreign-currency forward contracts	$(514)	$19,246	$4,352	$(64,492)
Total-return and interest-rate and credit default swaps	365	(1,353)	(627)	647
Options and futures	1,189	2,451	98	1,469
Commodity swaps	(103)	(506)	—	—
Total	$937	$19,838	$3,823	$(62,376)
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

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2026
($ in thousands, except where noted)

	Gross Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of June 30, 2026		Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Derivative assets of consolidated funds:
Foreign-currency forward contracts	$19,190	$—	$—	$19,190
Total-return and interest-rate and credit default swaps	1,988	—	—	1,988
Options and futures	24	—	—	24
Total	$21,202	$—	$—	$21,202

Derivative Liabilities:
Derivative liabilities of consolidated funds:
Foreign-currency forward contracts	$(39,176)	$—	$—	$(39,176)
Total-return and interest-rate and credit default swaps	(1,548)	—	—	(1,548)
Options and futures	(306)	—	—	(306)
Total	$(41,030)	$—	$—	$(41,030)

	Gross Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of December 31, 2025		Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Derivative assets of consolidated funds:
Foreign-currency forward contracts	$7,800	$—	$—	$7,800
Total-return and interest-rate and credit default swaps	1,270	—	—	1,270
Total	$9,070	$—	$—	$9,070

Derivative Liabilities:
Derivative liabilities of consolidated funds:
Foreign-currency forward contracts	$(47,032)	$—	$—	$(47,032)
Options and futures	(1,861)	—		(1,861)
Total	$(48,893)	$—	$—	$(48,893)

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2026
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
The consolidated funds had the following debt obligations outstanding:

	Outstanding Amount as of		Key terms as of June 30, 2026
Credit Agreement	June 30, 2026	December 31, 2025	Facility Capacity	Effective Interest Rate	Weighted Average Remaining Maturity (years) (3)	Commitment Fee Rate	L/C Fee
Revolving credit facilities (1)	$1,500,383	$1,320,795	$1,766,359	5.42%	0.78	0.25%	1.69%
Less: Debt issuance costs (2)	(3,245)	(2,666)
Total debt obligations, net	$1,497,138	$1,318,129

(1)    The credit facility capacity is calculated on a pro rata basis using fund commitments as of June 30, 2026.
(2)    Debt issuance costs are included in other assets as of June 30, 2026 and December 31, 2025.
(3)     The credit facility of one consolidated fund, which was scheduled to mature shortly after June 30, 2026, was subsequently renewed through July 30, 2027.
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
June 30, 2026
($ in thousands, except where noted)
9. NON-CONTROLLING REDEEMABLE INTERESTS IN CONSOLIDATED FUNDS
The following table sets forth a summary of changes in the non-controlling redeemable interests in the consolidated funds. Dividends reinvested and in-kind contributions or distributions are non-cash in nature and have been presented on a gross basis in the table below.

	Six months ended June 30,
	2026	2025

Beginning balance	$3,071,611	$3,069,084
Contributions	260,384	633,232
Distributions	(221,806)	(674,390)
Net income	192,918	76,613
Ending balance	$3,303,107	$3,104,539
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
As of June 30, 2026 and December 31, 2025, OCGH units represented 41,558,979 of the total 160,391,299 Oaktree Operating Group units and 41,758,979 of the total 160,591,299 Oaktree Operating Group units, respectively.
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
June 30, 2026
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
Please see Notes 9 and 14 for additional information regarding transactions that impacted unitholders’ capital.
11. EARNINGS PER UNIT
The computation of net income per Class A unit is set forth below:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands, except per unit amounts)
Net income per Class A unit (basic and diluted):
Net income attributable to BOH Class A unitholders	$49,038	$14,734	$81,469	$2,906
Weighted average number of Class A units outstanding (basic and diluted)	118,832	118,670	118,832	117,528
Basic and diluted net income (net of tax) per Class A unit	$0.41	$0.12	$0.69	$0.02
OCGH units are not exchangeable into Class A units. As the restrictions set forth in the then-current exchange agreement were in place for each applicable reporting period, OCGH units were not included in the computation of diluted earnings per unit for the three and six months ended June 30, 2026 and 2025.
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
June 30, 2026
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
Commitments to Funds
As of June 30, 2026 and December 31, 2025, the Company had undrawn capital commitments of $112.5 million in its capacity as a limited partner in Opps XI. As of June 30, 2026 and December 31, 2025, the Company had undrawn commitments of $517.5 million and $577.3 million, respectively, in its capacity as a limited partner in Opps XII (Opps XI and Opps XII as defined in Note 14).
Investment Commitments of the Consolidated Funds
Certain of the consolidated funds are parties to credit arrangements that provide for the issuance of letters of credit and/or revolving loans, which may require the particular fund to extend loans to investee companies. The consolidated funds use the same investment criteria in making these commitments as they do for investments that are included in the condensed consolidated statements of financial condition. The unfunded liability associated with these credit arrangements is equal to the amount by which the contractual loan commitment exceeds the sum of funded debt and cash held in escrow, if any. As of June 30, 2026 and December 31, 2025, the consolidated funds had total outstanding unfunded debt commitments of $157.4 million and $263.2 million respectively. As of June 30, 2026 and December 31, 2025, the consolidated funds had potential unfunded investment commitments of $359.6 million and $378.8 million respectively.
A consolidated fund may agree to guarantee the repayment obligations of certain investee companies. As of June 30, 2026 and December 31, 2025, there were no guaranteed amounts under such arrangements.
Certain consolidated funds are investment companies that are required to disclose financial support provided or contractually required to be provided to any of their portfolio companies. During the six months ended June 30, 2026 and 2025, the consolidated funds did not provide any financial support to investees pursuant to contractual agreements.
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
June 30, 2026
($ in thousands, except where noted)
term nature or because their weighted average interest rate approximated the Company’s cost of debt.

	As of
	June 30, 2026	December 31, 2025
Due from affiliates:
Payments made on behalf of unconsolidated entities	$551	$551
Total due from affiliates	$551	$551
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
For each of the three and six months ended June 30, 2026 and 2025, the Company incurred administrative services expense of $0.2 million and $0.4 million, respectively.

Investment in Oaktree Opportunities Fund XI

The Company has subscribed for a limited partner interest in, and made a capital commitment of, $750.0 million to Oaktree Opportunities Fund XI, L.P., a parallel investment vehicle thereof or a feeder fund in respect of one of the foregoing (such limited partner interest, the “Opps XI Investment” and such fund entities collectively, “Opps XI”). In order to make the Opps XI Investment, the Company’s sole Class A unitholder, or one of its affiliates, will contribute cash as a capital contribution (the “Opps XI Investment Cash”) as and to the extent required to satisfy the Company’s obligations to Opps XI. The Company will use the Opps XI Investment Cash solely to fund the Opps XI Investment and satisfy its obligations in respect of Opps XI and distributions from the Opps XI Investment are intended solely for the benefit of the Class A unitholder, subject to applicable law. The Company’s preferred unitholders should not rely on distributions received by the Company in respect of the Company’s Opps XI Investment for payment of dividends or redemption of the preferred units. For the six months

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2026
($ in thousands, except where noted)
ended June 30, 2026, the Company did not fund any of its capital commitment. As of June 30, 2026, the Company has funded in the aggregate $637.5 million of the $750.0 million of its capital commitment.

Investment in Oaktree Opportunities Fund XII

The Company subscribed for a limited partner interest in, and made a capital commitment of, $750.0 million to Oaktree Opportunities Fund XII, L.P., a parallel investment vehicle thereof or a feeder fund in respect of one of the foregoing (such limited partner interest, the “Opps XII Investment” and such fund entities collectively, “Opps XII”). Subsequently, the Company made an additional commitment of $46.2 million. In order to make the Opps XII Investment, the Company’s sole Class A unitholder, or one of its affiliates, will contribute cash as a capital contribution (the “Opps XII Investment Cash”) as and to the extent required to satisfy the Company’s obligations to Opps XII. The Company will use the Opps XII Investment Cash solely to fund the Opps XII Investment and satisfy its obligations in respect of Opps XII and distributions from the Opps XII Investment are intended solely for the benefit of the Class A unitholder, subject to applicable law. The Company’s preferred unitholders should not rely on distributions received by the Company in respect of the Company’s Opps XII Investment for payment of distributions on or redemption of the preferred units. For the six months ended June 30, 2026, the Company funded $59.8 million of its capital commitment. As of June 30, 2026, the Company has funded in the aggregate $278.7 million of the $796.2 million of its capital commitment.

Non-Traded REIT

On June 27, 2023, the Company entered into a contribution agreement (the “Treasury Contribution Agreement”) with Brookfield Corporate Treasury Ltd. (“Treasury”). Treasury holds all of the outstanding Class A units of the Company. Pursuant to the Treasury Contribution Agreement, Treasury agreed to contribute to the Company an amount (the “Contributed Amount”) equal to the value of BUSI II GP-C LLC, BUSI II-C L.P., BUSI II SLP-GP LLC and Brookfield REIT OP Special Limited Partner L.P. (collectively, and together with any additional entities that may become direct or indirect subsidiaries of NTR and that beneficially own shares of Brookfield REIT, the “REIT Entities”), including their indirect ownership in Brookfield REIT, as of June 30, 2023, and the Company agreed to contribute the Contributed Amount to NTR, in connection with the Company’s indirect acquisition (the “Acquisition”) of 100% of the interests in the REIT Entities. An amount of $307.0 million in respect of the Contributed Amount was contributed to the Company on June 27, 2023 (the “Purchase Price”) and a true-up contribution of $13.9 million was made on July 31, 2023 (the “True-Up Payment”). Also on June 27, 2023, the Company entered into a contribution agreement (the “NTR Contribution Agreement”) with NTR whereby the Company contributed the Purchase Price to NTR and agreed to make a contribution in an amount equal to the True-Up Payment to NTR, and NTR agreed to use the Contributed Amount in connection with the Acquisition. On June 29, 2023, NTR entered into an agreement of purchase and sale (the “Agreement of Purchase and Sale”) to effect the Acquisition, whereby NTR acquired 100% of the interests in the REIT Entities from BUSI II NTR Sub LLC in exchange for cash. The Acquisition was completed on June 30, 2023.

In connection with the Acquisition, on June 29, 2023, the Company entered into a letter agreement (the “Restructuring Letter Agreement”) with Treasury whereby, among other things, the Company agreed that, notwithstanding any provision of the operating agreement of the Company to the contrary, Treasury will have the right, in its sole and absolute discretion, to make up to $200.0 million of additional capital contributions to the Company to be utilized in connection with the Company’s then-indirect ownership of Brookfield REIT or any other matters with respect to the operations of NTR and the REIT Entities, and no vote, approval or other authorization will be required in connection with such additional capital contributions. Also on June 29, 2023, the Company entered into a letter agreement (the “Indemnification Letter Agreement”) with BP US REIT LLC (“BP US”) whereby, among other things, BP US agrees to defend, indemnify and hold harmless the Company, its members and the Company’s and such members’ respective officers, directors, employees, agents, successors, and assigns from any third-party claims brought against any of them related to the ownership, management or ongoing operating of the REIT Entities, and any subsidiaries thereof.

On April 20, 2026, the Company entered into a distribution agreement (the “Distribution Agreement”) with BOHCI, pursuant to which the Company distributed to BOHCI 100 Common Shares of NTR (the “Distributed Shares”), representing 100% of the Company’s equity interests in NTR, through a distribution in kind in respect of the Class A common units of BOH, on the terms and conditions of the Distribution Agreement. The distribution of the Distributed Shares was completed on April 20, 2026. As a result of the distribution, the Company no longer held an

Brookfield Oaktree Holdings, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2026
($ in thousands, except where noted)
investment in NTR as of June 30, 2026. See Item 1.01 of the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2026 for more information about the Distribution Agreement.

SPV Credit Facility

In March 2024, BOH transferred a portion of its indirect interest in Opps XI to newly formed special purpose subsidiary (“SPV I”) and pledged its ownership interest in SPV I as collateral for a non-recourse credit facility of an affiliate. In June 2024, BOH transferred an additional portion of its indirect interest in Opps XI to a newly formed special purpose subsidiary (“SPV II”) and pledged its ownership interest in SPV II as collateral for a second non-recourse credit facility of the affiliate. Subsequently, in June 2025, BOH transferred a portion of its indirect interest in Opps XII to a newly formed special purpose subsidiary (“SPV III”) and pledged its ownership interest in SPV III as collateral to upsize the non-recourse credit facility originally closed in March 2024. While the outstanding borrowings on the facilities are the obligations of the affiliate, the co-borrowers, including SPV I, SPV II and SPV III, have joint and several liability under the credit facilities in the event of default and are required to comply with certain covenants. As of June 30, 2026, BOH’s potential exposure under these arrangements is limited to the carrying value of its pledged interests in SPV I, SPV II and SPV III of $162.9 million, $166.5 million and $102.0 million, respectively.
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
16. SUBSEQUENT EVENTS
Oaktree/Brookfield Transaction
On July 31, 2026, the transactions (the “Transactions”) contemplated by that certain Transaction Agreement (the “Transaction Agreement”), dated as of April 14, 2026, by and among Oaktree, BAM, Brookfield and the other parties thereto, were consummated and all of the outstanding limited partnership interests and equity awards of OCGH, OEP, and OEP II were acquired and/or cancelled, in each case, in exchange for the applicable consideration payable therefor, which, as applicable, included cash, Class A Limited Voting Shares of BAM, Class A Limited Voting Shares of Brookfield Corporation (“BN”), a corporation amalgamated under the laws of the Province of Ontario, limited partnership interests of Exchange LP, a Delaware limited partnership, and/or BAM restricted stock units (RSUs) (or a combination thereof). See Items 2.01, 5.02 and 5.03 of the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2026 for more information about the Transactions.

In addition, on July 31, 2026, BN transferred to affiliates of Brookfield Wealth Solutions Ltd. ("BWS"), a paired entity to BN, indirect economic interests in the general partner commitments of certain Oaktree funds under Oaktree Capital I, which continues to legally hold the investments.

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
Business Overview
Brookfield Oaktree Holdings, LLC holds Credit, Equity and Real Estate investments managed by leading alternative asset management firms Oaktree Capital Management, L.P. and, prior to April 20, 2026, Brookfield Asset Management Ltd. The Company both directly invests in funds and has indirect exposure through its equity method investment in Oaktree Capital I, L.P. (“Oaktree Capital I”), which holds a majority of Oaktree’s investments in its funds.
Brookfield Oaktree Holdings, LLC is a Delaware limited liability company that was formed on April 13, 2007 under the name Oaktree Capital Group, LLC. The Company’s ownership and operational structure through June 30, 2026 are the result of certain mergers and restructurings. The Company’s holdings and operations primarily represent (i) limited partner investments in certain of Oaktree’s flagship opportunistic credit funds and (ii) its equity method investment in Oaktree Capital I, which holds a majority of Oaktree’s investments in its funds. Prior to April 20, 2026, the Company’s holdings also included an indirect ownership interest in Brookfield Real Estate Income Trust Inc. (“Brookfield REIT”). On April 20, 2026, the Company distributed its 100% equity interest in OCG NTR Holdings, LLC (“NTR”) to Brookfield Oaktree Holdings Canada Inc. (“BOHCI”). As a result, the Company no longer has an indirect ownership interest in Brookfield REIT.
See Part I, Item 1 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 2, 2020 for more information regarding the Mergers and the 2019 Restructuring. See Item 1.01 of the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2022 and Part I, Item 1 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 21, 2023 for more information about the 2022 Restructuring. See Item 8.01 of the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2024 for more information about the 2024 Restructuring.
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
We earn revenue from investment income, which represents our pro-rata share of income or loss from our investments, including the Company’s equity method investment in Oaktree Capital I. Prior to April 20, 2026, investment income also included income or loss from the Company’s indirect ownership in Brookfield REIT.
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

GAAP Consolidated Results of Operations
The following table sets forth our unaudited condensed consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands, except per unit data)
Revenues:
Interest and dividend income	$70,589	$112,336	$161,468	$260,700
Investment income	20,591	8,703	41,402	3,785
Total revenues	91,180	121,039	202,870	264,485
Expenses:
Compensation and benefits	(549)	(365)	(807)	(533)
General and administrative	(777)	(1,352)	(1,404)	(2,205)
Consolidated fund expenses	(17,862)	(22,529)	(39,301)	(49,265)
Interest expense	(19,967)	(18,200)	(39,462)	(52,327)
Total expenses	(39,155)	(42,446)	(80,974)	(104,330)
Other income (loss):
Net realized gain on consolidated funds’ investments	70,047	560	46,052	75,137
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	38,837	(12,495)	120,314	(140,344)
Total other income (loss)	108,884	(11,935)	166,366	(65,207)
Net income	160,909	66,658	288,262	94,948
Less:
Net income attributable to non-controlling interests in consolidated funds	(105,145)	(45,078)	(192,918)	(76,613)
Net (income) loss attributable to non-controlling interests in consolidated subsidiaries	103	(17)	(217)	(1,771)
Net income attributable to Brookfield Oaktree Holdings, LLC	55,867	21,563	95,127	16,564
Net income attributable to preferred unitholders	(6,829)	(6,829)	(13,658)	(13,658)
Net income (loss) attributable to Brookfield Oaktree Holdings, LLC Class A unitholders	$49,038	$14,734	$81,469	$2,906

Distributions declared per Class A unit	$—	$0.83	$—	$1.58
Net income (loss) per Class A unit (basic and diluted):
Net income (loss) per Class A unit	$0.41	$0.12	$0.69	$0.02
Weighted average number of Class A units outstanding	118,832	118,670	118,832	117,528

Second Quarter Ended June 30, 2026 Compared to the Second Quarter Ended June 30, 2025
Revenues
Interest and Dividend Income
Interest and dividend income decreased $41.7 million, or 37.1%, to $70.6 million for the second quarter of 2026, from $112.3 million for the second quarter of 2025. The decrease was primarily attributable to lower income from our investments in Opps XI.
Investment Income
Investment income increased $11.9 million, or 136.8%, to $20.6 million for the second quarter of 2026, from $8.7 million for the second quarter of 2025, primarily reflecting the performance of Oaktree Capital I.
Expenses
General and Administrative
General and administrative expense decreased $0.6 million, or 42.9%, to $0.8 million for the second quarter of 2026, compared to an expense of $1.4 million for the second quarter of 2025, primarily driven by lower accounting fees.

Consolidated Fund Expenses
Consolidated fund expenses decreased $4.6 million, or 20.4%, to $17.9 million for the second quarter of 2026, from $22.5 million for the second quarter of 2025. The decrease is primarily due to lower general costs incurred by Opps XI.
Interest Expense
Interest expense increased $1.8 million, or 9.9%, to $20.0 million for the second quarter of 2026, from $18.2 million for the second quarter of 2025, primarily due to higher debt balances at Opps XII.
Other Income (Loss)
Net Realized Gain (Loss) on Consolidated Funds’ Investments
Net realized gain on consolidated funds’ investments increased $69.4 million, from a net gain of $0.6 million for the second quarter of 2025 to $70.0 million for the second quarter of 2026. The net realized gain during the second quarter of 2026 reflects our consolidated funds’ performance on investments sold and the increase is primarily due to Opps XI.
Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments increased $51.3 million, to a gain of $38.8 million for the second quarter of 2026, from a loss of $12.5 million for the second quarter of 2025. Excluding the impact of the reversal of net realized gain (loss) on consolidated funds’ investments, the net change in unrealized appreciation (depreciation) on consolidated funds’ investments increased $120.8 million, to a net gain of $108.9 million for the second quarter of 2026, from a net loss of $11.9 million for the second quarter of 2025, primarily resulting from our investments in Opps XI and Opps XII.
Net Income Attributable to Non-controlling Interests in Consolidated Funds
Net income attributable to non-controlling interests in consolidated funds increased $60.0 million, to $105.1 million for the second quarter of 2026, from $45.1 million for the second quarter of 2025. The increase reflected our consolidated funds’ performance attributable to third-party investors in each period. These effects are described in more detail under “—Other Income (Loss)” above.
Net Income Attributable to Brookfield Oaktree Holdings, LLC Class A Unitholders
Net income attributable to Brookfield Oaktree Holdings, LLC Class A unitholders increased $34.3 million, to $49.0 million for the second quarter of 2026, from $14.7 million for the second quarter of 2025, primarily reflecting unrealized investment gains. These effects are described in more detail under “— Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments” above.

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025
Revenues
Interest and Dividend Income
Interest and dividend income decreased $99.2 million, or 38.1%, to $161.5 million for the first six months of 2026, from $260.7 million for the first six months of 2025. The decrease was primarily attributable to lower income from our investments in Opps XI.
Investment Income
Investment income increased $37.6 million, or 989.5%, to $41.4 million for the first six months of 2026, from $3.8 million for the first six months of 2025, primarily reflecting the performance of Oaktree Capital I and, prior to its distribution on April 20, 2026, Brookfield REIT.
Expenses
General and Administrative
General and administrative expense decreased $0.8 million, or 36.4%, to $1.4 million for the first six months of 2026, from $2.2 million for the first six months of 2025, primarily driven by lower accounting fees and technology expenses.
Consolidated Fund Expenses
Consolidated fund expenses decreased $10.0 million, or 20.3%, to $39.3 million for the first six months of 2026, from $49.3 million for the first six months of 2025. The decrease is primarily due to lower general costs incurred by Opps XI and Opps XII.

Interest Expense
Interest expense decreased $12.8 million, or 24.5%, to $39.5 million for the first six months of 2026, from $52.3 million for the first six months of 2025, primarily due to lower interest rates at Opps XII.
Other Income (Loss)
Net Realized Gain (Loss) on Consolidated Funds’ Investments
Net realized gain on consolidated funds’ investments decreased $29.0 million, from a net gain of $75.1 million for the first six months of 2025 to $46.1 million for the first six months of 2026. The net realized gain during the first six months of 2026 reflects our consolidated funds’ performance on investments sold and the decrease is primarily due to Opps XII.
Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments increased $260.6 million, to an appreciation of $120.3 million for the first six months of 2026, from a depreciation of $140.3 million for the first six months of 2025. Excluding the impact of the reversal of net realized gain (loss) on consolidated funds’ investments, the net change in unrealized appreciation (depreciation) on consolidated funds’ investments increased $231.6 million, to a net gain of $166.4 million for the first six months of 2026, from a net loss of $65.2 million for the first six months of 2025, primarily resulting from our investments in Opps XI and Opps XII.
Net Income Attributable to Non-controlling Interests in Consolidated Funds
Net income attributable to non-controlling interests in consolidated funds increased $116.3 million, to $192.9 million for the first six months of 2026, from $76.6 million for the first six months of 2025. The increase reflected our consolidated funds’ performance attributable to third-party investors in each period. These effects are described in more detail under “—Other Income (Loss)” above.

Net Income Attributable to Brookfield Oaktree Holdings, LLC Class A Unitholders
Net income (loss) attributable to Brookfield Oaktree Holdings, LLC Class A unitholders increased $78.6 million, to $81.5 million for the first six months of 2026, from $2.9 million for the first six months of 2025, primarily reflecting unrealized investment gains. These effects are described in more detail under “— Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments” above.

GAAP Statement of Financial Condition (Unaudited)
We manage our financial condition without the consolidation of the Oaktree funds.
The following table presents our unaudited condensed consolidating statement of financial condition:

	As of June 30, 2026
	BOH and its Subsidiaries	Consolidated Funds	Eliminations	Consolidated
	(in thousands)
Assets:
Cash and cash-equivalents	$11,557	$—	$—	$11,557
Corporate investments	2,008,482	—	(858,806)	1,149,676
Receivables and other assets	40,936	—	—	40,936
Assets of consolidated funds	—	5,868,828	—	5,868,828
Total assets	$2,060,975	$5,868,828	$(858,806)	$7,070,997
Liabilities and Capital:
Liabilities:
Accounts payable and accrued expenses	$1,127	$—	$—	$1,127
Liabilities of consolidated funds	—	1,706,915	—	1,706,915
Total liabilities	1,127	1,706,915	—	1,708,042
Non-controlling redeemable interests in consolidated funds	—	—	3,303,107	3,303,107
Capital:
Capital attributable to BOH preferred unitholders	400,584	—	—	400,584
Capital attributable to BOH Class A unitholders	1,649,655	636,289	(636,289)	1,649,655
Non-controlling interest in consolidated subsidiaries	9,609	222,517	(222,517)	9,609
Non-controlling interest in consolidated funds	—	3,303,107	(3,303,107)	—
Total capital	2,059,848	4,161,913	(4,161,913)	2,059,848
Total liabilities and capital	$2,060,975	$5,868,828	$(858,806)	$7,070,997
Corporate Investments

	As of
	June 30, 2026	March 31, 2026	June 30, 2025
	(in thousands)
Oaktree funds:
Credit	$860,185	$875,349	$817,281
Real Estate	—	315,927	304,063
Total corporate investments – Before equity-method investment in Oaktree Capital I	860,185	1,191,276	1,121,344
Equity-method investment in Oaktree Capital I	1,148,297	1,120,915	1,007,375
Total corporate investments – Oaktree and operating subsidiaries	2,008,482	2,312,191	2,128,719
Eliminations	(858,806)	(874,001)	(811,608)
Total corporate investments – Consolidated	$1,149,676	$1,438,190	$1,317,111

Liquidity and Capital Resources

We manage our liquidity and capital requirements by focusing on our cash flows before the consolidation of Oaktree funds and the effect of normal changes in short-term assets and liabilities. Our primary cash flow activities on an unconsolidated basis involve (a) generating realized income and return of principal from investment activities, (b) funding capital commitments that we have made to Oaktree funds, (c) distributing cash flow to our Class A unitholders, (d) issuances of, and distributions made on, our preferred units, and (e) equity contribution from the investors of the Company to fulfill certain contractual capital commitments to its subsidiaries. As of June 30, 2026, the Company on an unconsolidated basis had $11.6 million of cash and cash equivalents.

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
We have subscribed for a limited partner interest in, and made a capital commitment of, $750 million to Oaktree Opportunities Fund XI, L.P., a parallel investment vehicle thereof or a feeder fund in respect of one of the foregoing (such limited partner interest, the “Opps XI Investment” and such fund entities collectively, “Opps XI”). In order to fund the Opps XI Investment, our sole Class A unitholder, or one of its affiliates, will contribute cash as a capital contribution (the “Opps XI Investment Cash”) as and to the extent required to satisfy our obligations to Opps XI. We will use the Opps XI Investment Cash solely to fund the Opps XI Investment and satisfy our obligations in respect of Opps XI. Distributions from the Opps XI Investment are intended for the benefit of the Class A unitholder, subject to applicable law. Our preferred unitholders should not rely on distributions received by us in respect of the Company’s Opps XI Investment for payment of distributions on or redemption of the preferred units. As of June 30, 2026, $637.5 million of the $750.0 million capital commitment was funded. $329.4 million of the investment interest was pledged as collateral for two non-recourse credit facilities of an affiliate. The potential exposure is limited to the pledged interests.
We have subscribed for a limited partner interest in, and made a capital commitment of, $796.2 million to Oaktree Opportunities Fund XII, L.P., a parallel investment vehicle thereof or a feeder fund in respect of one of the foregoing (such limited partner interest, the “Opps XII Investment” and such fund entities collectively, “Opps XII”). In order to fund the Opps XII Investment, our sole Class A unitholder, or one of its affiliates, will contribute cash as a capital contribution (the “Opps XII Investment Cash”) as and to the extent required to satisfy our obligations to Opps XII. We will use the Opps XII Investment Cash solely to fund the Opps XII Investment and satisfy our obligations in respect of Opps XII. Distributions from the Opps XII Investment are intended for the benefit of the Class A unitholder, subject to applicable law. Our preferred unitholders should not rely on distributions received by us in respect of the Company’s Opps XII Investment for payment of distributions on or redemption of the preferred units. As of June 30, 2026, the Company has funded in the aggregate $278.7 million of the $796.2 million capital commitment. $102.0 million of the investment interest was pledged as collateral for one non-recourse credit facility of an affiliate. The potential exposure is limited to the pledged interests.
On June 27, 2023, the Company entered into a contribution agreement (the “Treasury Contribution Agreement”) with Brookfield Corporate Treasury Ltd. (“Treasury”). Treasury holds all of the outstanding Class A units of the Company. Pursuant to the Treasury Contribution Agreement, Treasury agreed to contribute to the Company an amount (the “Contributed Amount”) equal to the value of BUSI II GP-C LLC, BUSI II-C L.P., BUSI II SLP-GP LLC and Brookfield REIT OP Special Limited Partner L.P. (collectively, and together with any additional entities that may become direct or indirect subsidiaries of NTR and that beneficially own shares of Brookfield REIT, the “REIT Entities”), including their indirect ownership in Brookfield Real Estate Income Trust Inc., a Maryland corporation (“Brookfield REIT”), as of June 30, 2023, and the Company agreed to contribute the Contributed Amount to OCG NTR Holdings, LLC, a wholly owned subsidiary of the Company (“NTR”), in connection with the Company’s indirect acquisition (the “Acquisition”) of 100% of the interests in the REIT Entities. An amount of $307.0 million in respect of the Contributed Amount was contributed to the Company on June 27, 2023 (the “Purchase Price”) and a true-up contribution of $13.9 million was made on July 31, 2023 (the “True-Up Payment”). Also on June 27, 2023, the Company entered into a contribution agreement (the “NTR Contribution Agreement”) with NTR whereby the Company contributed the Purchase Price to NTR and agreed to make a contribution in an amount equal to the True-Up Payment to NTR, and NTR agreed to use the Contributed Amount in connection with the Acquisition. On June 29, 2023, NTR entered into an agreement of purchase and sale (the “Agreement of Purchase and Sale”) to effect the Acquisition, whereby NTR acquired 100% of the interests in the REIT Entities from BUSI II NTR Sub LLC in exchange for cash. The Acquisition was completed on June 30, 2023.
In connection with the Acquisition, on June 29, 2023, the Company entered into a letter agreement (the “Restructuring Letter Agreement”) with Treasury whereby, among other things, the Company agreed that, notwithstanding any provision of the operating agreement of the Company to the contrary, Treasury will have the right, in its sole and absolute discretion, to make up to $200.0 million of additional capital contributions to the Company to be utilized in connection with the Company’s then-indirect ownership of Brookfield REIT or any other matters with respect to the operations of NTR and the REIT Entities, and no vote, approval or other authorization will be required in connection with such additional capital contributions. Also on June 29, 2023, the Company entered into a letter agreement (the “Indemnification Letter Agreement”) with BP US REIT LLC (“BP US”) whereby, among other things, BP US agrees to defend, indemnify and hold harmless the Company, its members and the Company’s and such members’ respective officers, directors, employees, agents, successors, and assigns from any third-party claims brought against any of them related to the ownership, management or ongoing operating of the REIT Entities, and any subsidiaries thereof.
On April 20, 2026, the Company entered into a distribution agreement with BOHCI, pursuant to which the Company distributed to BOHCI 100 Common Shares of NTR, representing 100% of the Company’s equity interests in NTR, through a distribution in kind in respect of the Class A common units of BOH, on the terms and conditions of the Distribution Agreement. The distribution of the Distributed Shares was completed on April 20, 2026. As a result of the distribution, the Company no longer held an investment in NTR as of June 30, 2026. See Item 1.01 of the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2026 for more information about the Distribution Agreement.
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
Significant amounts from our condensed consolidated statements of cash flows for the six months ended June 30, 2026 and 2025 are discussed below.
Operating Activities
Operating activities used $164.5 million and provided $540.0 million of cash for the first six months of 2026 and 2025, respectively. These amounts primarily reflected net income (loss), purchases of securities, net of non-cash adjustments, net realized and unrealized (gain) loss from consolidated fund investments in each of the respective periods as well as net purchases of, or proceeds from, securities of the consolidated funds.
Investing Activities
Investing activities provided $3.5 million and $49.4 million of cash for the first six months of 2026 and 2025, respectively. These amounts primarily reflected distributions and proceeds from corporate investments in funds and companies.
Financing Activities
Financing activities provided $223.2 million and used $751.4 million of cash for the first six months of 2026 and 2025, respectively, and included: (a) net contribution from non-controlling interests of $38.6 million and net distribution from non-controlling interests of $41.2 million; (b) distributions to unitholders of $54.7 million and $355.0 million; and (c) net capital contributions of $59.7 million and $119.4 million, respectively. Additionally, the first six months of 2026 and 2025 included borrowings of $599.5 million and $545.6 million, respectively, and $420.0 million and $1,020.3 million of repayments, respectively, related to consolidated funds.

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

Contractual Obligations, Commitments and Contingencies
In the ordinary course of business, we and our consolidated funds enter into contractual arrangements that may require future cash payments. The following table sets forth information related to anticipated future cash payments as of June 30, 2026:

	Remainder of 2026	2027-2028	2029-2030	Thereafter	Total
	(in thousands)
BOH:
BOH limited partner commitments to consolidated funds (1)	$630,042	$—	$—	$—	$630,042
Subtotal	$630,042	$—	$—	$—	$630,042
Consolidated Funds:
Debt obligations payable	$324,438	$1,175,945	$—	$—	$1,500,383
Interest obligations on debt (2)	34,091	29,212	—	—	63,303
Total	$988,571	$1,205,157	$—	$—	$2,193,728

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
Our predominant exposure to market risk is related to our investments in Oaktree funds and our economic interest in Oaktree Capital I, which holds a general partner interest in certain Oaktree funds. The fair value of the financial assets and liabilities held by the funds, in which we are invested may fluctuate in response to changes in, among many factors, the fair value of securities, foreign-exchange rates, commodities prices and interest rates.
Price Risk
Impact on Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
As of June 30, 2026, we had investments, at fair value of $5.5 billion related to our consolidated funds. We estimate that a 10% decline in market values would result in a decrease in unrealized appreciation (depreciation) on the consolidated funds’ investments of $551.6 million. Of this decline, approximately $112.7 million would impact net income attributable to BOH Class A unitholders, with the remainder attributable to non-controlling interests. The magnitude of the impact on net income is largely affected by the percentage of our equity ownership interest.
Impact on Investment Income
Investment income or loss arises from our pro-rata share of income or loss from our investments. This income is directly affected by changes in market risk factors. Based on investments held by our equity method investments as of June 30, 2026, a 10% decline in fair values of the investments held by Oaktree Capital I would result in a $102.8 million decrease in the amount of investment income. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the timing of fund flows or the timing of new investments or realizations.
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
Interest-rate Risk
As of June 30, 2026, the Company prior to consolidation of funds had no debt obligations outstanding.
Our consolidated funds have debt obligations, most of which accrue interest at variable rates. Changes in these rates would affect the amount of interest payments that our funds would have to make, impacting future earnings and cash flows. As of June 30, 2026, the consolidated funds had $1.5 billion of principal or par value, as applicable, outstanding under these debt obligations. We estimate that interest expense relating to variable-rate debt would increase on an annualized basis by $15.0 million in the event interest rates were to increase by 100 basis points.
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
Date: August 11, 2026

Brookfield Oaktree Holdings, LLC
By:	/s/ Karly E. Dyck
Name:	Karly E. Dyck

Title:	Chief Financial Officer and Authorized Signatory

EXHIBITS INDEX

Exhibit No.	Description of Exhibit

2.1
Transaction Agreement, dated as of April 14, 2026, by and among the Company and the other parties named therein (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 20, 2026).

3.1
Amended and Restated Certificate of Formation of the Registrant effective as of March 15, 2024. (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 21, 2024).

3.2
Eighth Amended and Restated Operating Agreement of the Registrant dated as of July 31, 2026 (including Unit Designation with respect to the Series A Preferred Units, dated May 17, 2018, and Unit Designation with respect to the Series B Preferred Units, dated August 9, 2018) (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 3, 2026).

10.1
Distribution Agreement, dated April 20, 2026, by and between Brookfield Oaktree Holdings, LLC and Brookfield Oaktree Holdings Canada Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 27, 2026).

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